Form 10-Q
period 2006-09-30
BlackRock Inc.
filed 2006-11-14
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 001-33099

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0174431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY 10022

(Address of principal executive offices)

(Zip Code)

(212) 810-5300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2006, there were 116,434,872 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$943,901	$484,223
Accounts receivable	1,043,840	339,578
Investments	1,616,211	298,668
Intangible assets, net	5,881,967	294,168
Goodwill	3,504,726	189,814
Separate account assets	4,212,311	—
Deferred mutual fund commissions	197,984	16,025
Property and equipment, net	193,752	129,451
Deferred taxes	88,466	43,498
Other assets	191,518	52,575

Total assets	$17,874,676	$1,848,000

Liabilities
Accrued compensation	$865,295	$522,637
Accounts payable and accrued liabilities	748,548	63,886
Due to affiliates	278,189	11,893
Purchase price contingencies	—	39,463
Long-term borrowings	253,170	253,791
Separate account liabilities	4,212,311	—
Other liabilities	41,481	24,473

Total liabilities	6,398,994	916,143

Minority interest	868,397	9,614

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized and 117,381,582 shares issued at September 30, 2006)	1,174	—
Common stock, class A ($0.01 par value, 250,000,000 shares authorized and 19,975,305 shares issued at December 31, 2005)	—	200
Common stock, class B ($0.01 par value, 100,000,000 shares authorized and 45,117,284 shares issued at December 31, 2005)	—	453
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued at September 30, 2006)	126	—
Additional paid-in capital	9,771,739	171,090
Retained earnings	878,929	806,884
Accumulated other comprehensive income	7,352	2,673
Treasury stock, common, at cost (948,066 shares held at September 30, 2006)	(52,035)	—
Treasury stock, class A, at cost (285,104 shares held at December 31, 2005)	—	(25,248)
Treasury stock, class B, at cost (806,667 shares held at December 31, 2005)	—	(33,809)

Total stockholders’ equity	10,607,285	922,243

Total liabilities, minority interest and stockholders’ equity	$17,874,676	$1,848,000

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue
Investment advisory and administration fees	$274,506	$254,641	$938,142	$698,368
Other income	48,552	46,166	141,309	123,910

Total revenue	323,058	300,807	1,079,451	822,278

Expense
Employee compensation and benefits	198,099	155,077	566,993	413,036
Fund administration and servicing costs	10,653	11,997	31,583	31,531
General and administration	82,905	51,524	214,256	144,089
Fee sharing payment	—	—	34,450	—
Amortization of intangible assets	2,393	2,540	6,452	5,477

Total expense	294,050	221,138	853,734	594,133

Operating income	29,008	79,669	225,717	228,145

Non-operating income (expense)
Investment income	3,931	21,439	25,840	37,252
Interest expense	(2,022)	(2,008)	(6,021)	(6,084)

Total non-operating income	1,909	19,431	19,819	31,168

Income before income taxes and minority interest	30,917	99,100	245,536	259,313
Income taxes	11,108	37,077	89,963	95,732

Income before minority interest	19,809	62,023	155,573	163,581
Minority interest	895	904	2,394	2,591

Net income	$18,914	$61,119	$153,179	$160,990

Earnings per share
Basic	$0.29	$0.95	$2.38	$2.51
Diluted	$0.28	$0.92	$2.29	$2.41
Dividends paid per share	$0.42	$0.30	$1.26	$0.90

Weighted-average shares outstanding
Basic	64,761,447	64,087,871	64,326,752	64,243,408
Diluted	67,477,536	66,714,797	66,903,553	66,809,706

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Year to Date September 30,
	2006	2005
Cash flows from operating activities
Net income	$153,179	$160,990
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	29,301	22,414
Minority interest	2,394	2,591
Stock-based compensation	78,567	52,963
Deferred income taxes	(32,965)	(2,609)
Net unrealized gain on investments	(5,569)	(15,580)
Amortization of deferred mutual fund commissions and bond issuance costs	7,411	8,969
Tax benefit from stock-based compensation	—	4,040
Other adjustments	(3,734)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(57,185)	(78,898)
Increase in investments, trading	(17,121)	(7,927)
Increase in other assets	(9,051)	(39,676)
Increase (decrease) in accrued compensation	21,950	(48,520)
Increase in accounts payable and accrued liabilities	61,797	18,307
Increase in other liabilities	8,883	7,756

Cash flows from operating activities	237,857	84,820

Cash flows from investing activities
Purchase of investments	(62,046)	(27,730)
Sale of investments	18,022	44,464
Sale of real estate held for sale	—	112,184
Acquisitions, net of cash acquired	389,886	(247,220)
Purchase of property and equipment	(47,014)	(42,930)

Cash flows from investing activities	298,848	(161,232)

Cash flows from financing activities
Borrowings, net of issuance costs	—	395,000
Principal repayment of borrowings	—	(150,000)
Repayment of short-term borrowings	—	(111,840)
Additions to minority interest	15,735	7,996
Dividends paid	(81,134)	(57,507)
Reissuance of treasury stock	7,464	13,268
Purchase of treasury stock	(24,615)	(72,775)
Issuance of common stock	1,196	706
Tax benefit from stock-based compensation	4,156	—
Other	(3,622)	(6,528)

Cash flows from financing activities	(80,820)	18,320

Effect of exchange rate changes on cash and cash equivalents	3,793	(3,067)

Net increase in cash and cash equivalents	459,678	(61,159)
Cash and cash equivalents, beginning of period	484,223	457,673

Cash and cash equivalents, end of period	$943,901	$396,514

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands)

(unaudited)

	Common Stock	Common Stock		Participating Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock			Total Stockholders’ Equity
		Class A	Class B					Common	Class A	Class B
December 31, 2005	$—	$200	$453	$—	$171,090	$806,884	$2,673	$—	($25,248)	($33,809)	$922,243

Net income	—	—	—	—	—	153,179	—	—	—	—	153,179
Dividends paid	—	—	—	—	—	(81,134)	—	—	—	—	(81,134)
Conversion of class B common stock to class A common stock	—	—	(2)	—	(14,337)	—	—	—	14,339	—	—
Issuance of Common Stock to Merrill Lynch	523	—	—	—	7,719,506	—	—	—	—	—	7,719,889
Issuance of series A participating preferred shares to Merrill Lynch	—	—	—	126	1,857,082	—	—	—	—	—	1,857,208
Conversion of class A and B stock to common stock in connection with MLIM Transaction	651	(200)	(451)	—	—	—	—	—	—	—	—
Conversion of treasury stock in connection with MLIM Transaction	—	—	—	—	—	—	—	(52,035)	18,226	33,809	—
Stock based compensation	—	—	—	—	35,902	—	—	—	—	—	35,902
Treasury stock transactions	—	—	—	—	33	—	—	—	(7,317)	—	(7,284)
Tax benefit from stock options exercised	—	—	—	—	2,603	—	—	—	—	—	2,603
Minimum pension liability adjustment	—	—	—	—	—	—	379	—	—	—	379
Foreign currency translation gain	—	—	—	—	—	—	3,793	—	—	—	3,793
Unrealized gain on investments, net	—	—	—	—	—	—	507	—	—	—	507

September 30, 2006	$1,174	$—	$—	$126	$9,771,739	$878,929	$7,352	($52,035)	$—	$—	$10,607,285

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

(unaudited)

BlackRock, Inc. (together, with its subsidiaries and its predecessors, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional retail clients. Institutional investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name.

On September 29, 2006, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), dated as of February 15, 2006, by and among BlackRock (formerly known as New Boise, Inc.) BlackRock Merger Sub., Inc. (formerly known as Boise Merger Sub., Inc., “Merger Sub”), BlackRock Holdco 2, Inc. (formerly known as BlackRock, Inc., “Old BlackRock”) and Merrill Lynch, Merger Sub merged with and into Old BlackRock with old surviving as a wholly-owned subsidiary of BlackRock and Merrill Lynch contributed the entities and assets that constitute its investment management business (the “MLIM business”) to BlackRock via a capital contribution, in exchange for 52,395,082 shares of common stock and 12,604,918 shares of series A non-voting participating preferred shares of BlackRock, representing a 45% voting interest and approximately 49.3% of the fully-diluted capital stock (such transactions, collectively, referred to as the “MLIM Transaction”). PNC ownership, which was at approximately 69% prior to the MLIM Transaction, was reduced to approximately 34% as a result of the MLIM Transaction.

In connection with the MLIM Transaction, BlackRock entered into a global distribution agreement with Merrill Lynch. The global distribution agreement provides a framework under which Merrill Lynch will distribute the Company’s investment advisory products. Pursuant to the global distribution agreement, among other things: 1) Merrill Lynch has agreed to cause each of its distributors to continue distributing BlackRock products that it distributed as of the date of the Transaction Agreement, on the same economic terms as were in effect as of the date of the Transaction Agreement or as the parties otherwise agree; 2) products introduced by BlackRock to Merrill Lynch for distribution that do not fall within an existing category, type or platform of products distributed by Merrill Lynch will be entitled to the most favorable economic terms offered by BlackRock to other distributors of the same product; and 3) with respect to any Merrill Lynch distributor that does not at the time in question distribute a particular BlackRock product, Merrill Lynch has agreed to, upon BlackRock’s request, use all commercially reasonable efforts to obtain distribution of any products by such Merrill Lynch distributor as BlackRock requests on the same terms as provided to such products by Merrill Lynch distributors already distributing the product. See Note 2 for additional information regarding the MLIM Transaction.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other entities consolidated pursuant to various accounting guidance. All accounts and transactions between consolidated entities have been eliminated.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

The interim financial data as of September 30, 2006 and for each of the three months and nine months ended September 30, 2006 and 2005 are unaudited. However, in the opinion of management, the interim data includes all normal recurring adjustments, as well as purchase accounting fair value adjustments related to the MLIM Transaction, necessary for a fair statement of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior year condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments is measured using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

The Company adopted SFAS No. 123(R), using the modified-prospective transition method, effective January 1, 2006, with no cumulative effect on net income. Under the modified-prospective transition method, the Company is recognizing compensation cost for share-based awards to employees based on their grant-date fair value from January 1, 2006, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. The impact of SFAS No. 123(R) was to reduce net income for the three months ended September 30, 2006 by $1,978, or $0.03 per basic and diluted share, and for the nine months ended September 30, 2006 by $5,934, or $0.09 per basic and diluted share. Pro forma basic and diluted earnings per share for the three months ended September 30, 2005, including the impact of stock options not expensed under SFAS No.

123(R), would have been $0.92 and $0.89, respectively, and for the nine months ended September 30, 2005 would have been $2.42 and $2.32, respectively. Net income for the three months and nine months ended September 30, 2005 would have been reduced by approximately $1,978 and $5,934, respectively. Significantly all of the Company’s stock options that were impacted by the implementation of SFAS No. 123(R) vest in January 2007.

Consolidation

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF No. 04-5 presumes that a general partner controls a limited partnership (including certain limited liability companies), and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF No. 04-5 was effective immediately for all newly formed partnerships and any modified limited partnership agreements. The guidance was effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005. The adoption of EITF No. 04-5 on January 1, 2006 had no impact on the Company’s condensed consolidated financial statements. At September 30, 2006, the Company consolidated entities acquired in the MLIM Transaction as the result of the provisions of EITF No. 04-5.

Separate Account Assets and Liabilities

Effective September 29, 2006, in connection with the MLIM Transaction, the Company maintains certain separate accounts representing segregated funds held for purposes of funding individual and group pension contracts. The separate account assets are not subject to general claims of the creditors of BlackRock. These accounts and the related liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statement of financial condition.

The net investment income and net realized and unrealized gains and losses attributable to separate account assets supporting individual and group pension contracts accrue directly to the contract owner and are not reported as revenue in the condensed consolidated statements of income. Policy administration and management fees associated with separate account products are included in investment advisory and administration fees in the condensed consolidated statements of income.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Impairment of Investments

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities subject to the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company’s condensed consolidated financial statements.

Accounting Changes and Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented under the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed “restatements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 had no impact on the Company’s condensed consolidated financial statements.

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the balance sheet. The Company’s methods and assumptions regarding the value of its financial instruments are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•	The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At September 30, 2006, the carrying value of investments approximates their fair value (see Note 3).

•	At September 30, 2006, the estimated fair value of the Company’s $250,000 aggregate principal amount of debentures is $378,600 compared with $288,125 at December 31, 2005.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Disclosure of Fair Value (continued)

•	The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars Synthetic Collateralized Debt Obligation (“Pillars”) transaction. The Company has entered into a credit default swap with a major multi-national financial institution (the “Counterparty”), affording the Counterparty credit protection of approximately $16,667, representing the Company’s maximum possible risk of loss. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. For the three and nine months ended September 30, 2006, the Company recorded losses of $305 and gains of $1,365, respectively, in non-operating income in the condensed consolidated statements of income related to changes in the fair value of the Pillars credit default swap. The fair value of the Pillars credit default swap was approximately $6,077 as of September 30, 2006, and is included in other assets on the condensed consolidated statements of financial condition.

Recent Accounting Developments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides, among other things, that:

•	For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133, an irrevocable election may be made on an instrument-by-instrument basis, to be measured as a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

•	Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company intends to adopt the Statement on January 1, 2007 and does not expect the impact of adoption to be material to its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect of a change in accounting principle as of the beginning of the fiscal year in which the election is made. The Company intends to adopt the Statement on January 1, 2007 and does not expect the impact of adoption to be material to its consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company does not expect the impact of adoption of SFAS No. 158 to be material to its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company has assessed the impact of SAB 108 on its consolidated financial statements and does not expect the impact or adoption to be material to its consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Mergers and Acquisitions

Merrill Lynch Investment Managers

On September 29, 2006, the Company completed the MLIM Transaction and issued 52,395,082 shares of BlackRock common stock and 12,604,918 of series A participating preferred stock to Merrill Lynch in consideration for the MLIM business. Total consideration issued to Merrill Lynch was $9,083,661, including capitalized transaction costs and net of cash acquired. The acquisition of the MLIM business added to BlackRock’s existing investment management capabilities for retail and institutional investors through proprietary and third-party distribution channels globally. The investment management capabilities of the acquired MLIM business include equity, fixed income, cash management, index, enhanced index, balanced and alternative investments, which are offered through vehicles such as mutual funds, non-registered investment management vehicles, privately managed accounts and retail and institutional separate accounts with approximately $592.5 billion in assets under management (“AUM”) at September 29, 2006. The combined company is one of the world’s largest asset management firms with approximately $1.075 trillion in AUM, providing a full range of equity, fixed income, cash management and alternative investment products, with strong representation in both retail and institutional channels, in the U.S. and non-U.S. markets. In completing this transaction, the Company expects, among other things, increased opportunities for growth as the result of broad investment and risk management capabilities and global scale; increased retail presence in the U.S. and a stronger reputation in Europe and Asia; and new opportunities for distributing BlackRock investment management products through access to Merrill Lynch’s distribution network.

In connection with the MLIM Transaction, Merril Lynch and PNC have each entered into stockholder agreements with BlackRock. As of September 30, 2006, Merrill Lynch’s ownership represents 45% of the voting interest in BlackRock and approximately 49.3% of total capital stock outstanding on a fully diluted basis. Pursuant to the terms of the stockholder agreement, Merrill Lynch is restricted from owning more than 49.8% of the fully diluted capital stock of BlackRock. PNC, which owned approximately 69% of BlackRock prior to the MLIM Transaction, owns approximately 34% of the total outstanding capital stock as of September 30, 2006. Pursuant to the terms of the stockholder agreement, PNC is generally restricted from owning more than 35% of the fully capital stock of BlackRock, except in the case where an increase in PNC’s percentage ownership is due to a BlackRock share buyback, in which case PNC is permitted to own no more than 40% of the Company’s outstanding capital stock.

In addition to the ownership restrictions described above, the stockholder agreements include the following additional provisions, among others:

•	Both Merrill Lynch and PNC are generally restricted from the purchasing additional shares of BlackRock common stock if it would result in either exceeding their respective ownership cap;

•	Merrill Lynch is restricted from transferring any common stock or the series A participating preferred stock for a period of three years without the prior consent of BlackRock;

•	PNC and Merrill Lynch after the third anniversary of the closing of the MLIM Transaction, are subject to additional transfer restrictions designed to ensure that no party acquires a significant holding of voting stock;

•	Merrill Lynch and PNC are required to vote their shares in accordance with the BlackRock Board of Directors’ recommendations to the extent consistent with the provisions of the stockholder agreements; and

•	Certain fundamental transactions may not be entered into without prior approval of all of the independent directors then in office, or at least two thirds of the directors then in office. Additionally, BlackRock may not enter into certain key transactions without prior approval of Merrill Lynch and PNC.

The series A participating preferred stock have the following terms:

•	Except as otherwise provided by applicable law, is non-voting;

•	Participate in dividends on common stock on an equal basis as the common stock;

•	Grant the holder the option to receive dividends in common stock or in cash (subject to applicable ownership restrictions);

•	Benefit from a liquidation preference of $0.01 per share; and

•	Is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Mergers and Acquisitions

Merrill Lynch Investment Managers (continued)

In connection with the approval of the Transaction Agreement, the Company adopted a dividend policy establishing a targeted payout ratio of 40% of historical net income, with all subsequent quarterly dividend declarations under such policy remaining subject to the board of directors’ discretion. The PNC stockholder agreement refers to the board’s resolution adopting the policy including its resolution to not revise the dividend payout ratio downward except in furtherance of its board’s fiduciary duties or other prudent financial considerations.

In addition, Merrill Lynch has agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements will amount to 50% of eligible incentive compensation between $100 million and $200 million. In October 2006, the Company’s management development and compensation committee approved the issuance of $147,000 of incentive stock awards to former MLIM employees now employed by BlackRock (see Note 15).

The MLIM Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. Third quarter results of operations include an estimate of one day of earnings (September 30, 2006) from the former MLIM business and one day of amortization expense associated with finite-life intangible assets acquired. The value of the consideration paid for the net assets acquired was determined using the average closing price of BlackRock’s common stock two days before, the day of, and two days after MLIM Transaction announcement date of February 15, 2006. Both the common stock and the series A participating preferred stock were valued at a price of $147.34 per share since both classes of stock participate equally in dividends and have transfer restrictions.

A summary of the estimated fair values of the assets acquired and liabilities assumed in this acquisition is as follows:

Accounts receivable	$645,273
Investments	1,256,476
Property and equipment	40,138
Deferred mutual fund commissions	188,464
Other assets	144,977
Separate account assets	4,212,311
Finite-life intangible management contracts	1,082,720
Indefinite-life intangible management contracts	4,498,200
Goodwill	3,266,702
Liabilities assumed	(6,109,678)
Payable to Merrill Lynch	(141,922)

Total purchase price, including acquisition costs	$9,083,661

Summary of consideration, net of cash acquired:
Capital stock, at fair value	$9,577,100
Cash	(519,761)
Other capitalized transaction costs	26,322

Total consideration	$9,083,661

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Mergers and Acquisitions

Merrill Lynch Investment Managers (continued)

Approximately $26,322 of direct costs were capitalized in conjunction with the MLIM Transaction, primarily representing $20,000 of financial advisory fees and approximately $4,500 in legal and other professional fees. Certain capitalized costs have been estimated as of September 30, 2006 and are subject to adjustment. Finite-life intangible management contracts have a weighted average estimated useful life of 10.2 years.

The allocation of the purchase price is preliminary and subject to adjustment. Specifically, the following accounts are subject to change in their preliminary values:

•	Investments and related minority interest on consolidated investments were valued at fair value using the most up to date information available. The values of such investments may change, primarily as the result of finalization of non-marketable investment valuations using information as of September 29, 2006;

•	Deferred mutual fund commissions were valued using third party bids and may change depending upon the update of assumptions used in the bids to reflect information as of September 29, 2006;

•	Intangible management contracts were valued using June 30, 2006 AUM and assumptions. The value of such contracts may change, primarily as the result of updating AUM and other assumptions as of September 29, 2006;

•	Accounts receivable, property and equipment, deferred taxes, other assets, accounts payable and accrued liabilities have been stated at preliminary estimates of fair value. These fair values are subject to adjustment based upon further management receipt of additional information as of September 29, 2006;

•	The amount payable to Merrill Lynch of $141,922 is the result of excess tangible equity over the amount required by the Transaction Agreement. This amount is subject to adjustment and may be affected by changes in the valuation of investments and certain other adjustments; and

•	Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and is subject to adjustment as the fair value of those assets and liabilities is adjusted.

The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of BlackRock’s operations had the MLIM Transaction actually been consummated at the beginning of each period presented. Certain one-time charges have been eliminated. The pro forma adjustments reflecting the allocation of the purchase price of MLIM and the effect thereof on pro forma adjustments to the unaudited pro forma condensed financial information below are based on preliminary estimates and are subject to adjustment. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock and MLIM filed consolidated income tax returns during the year presented. Management expects to realize net operating synergies from this transaction. The pro forma condensed combined financial information does not reflect the potential impact of these synergies.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Total revenue	$902	$722	$2,740	$2,017
Operating income	$315	$262	$883	$494
Net income	$198	$192	$582	$364
Earnings per share:
Basic	$1.53	$1.49	$4.50	$2.82
Diluted	$1.49	$1.46	$4.41	$2.76

BlackRock results contained $71 million and $91 million of MLIM integration costs during the three and nine months ended September 30, 2006, respectively. For purposes of the pro forma financial information above, these costs have been removed. In addition, in the first quarter of 2006, as a result of a Merrill Lynch policy modification, MLIM recorded an adjustment to earnings reflecting $109 million of accelerated vesting of certain stock awards. This adjustment has been reversed in the pro forma financial information above since management believes that this expense would be non-recurring.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Mergers and Acquisitions

Nomura-BlackRock Asset Management

On September 29, 2006, BlackRock acquired the 90% equity ownership stake in Nomura BlackRock Asset Management (“NBAM”) that was held by its joint venture partner, Nomura Asset Managers for a purchase price of five billion Japanese yen (approximately $42,408), subject to certain adjustment provisions. Prior to the NBAM transaction, NBAM was consolidated in the Company’s financial statements under FIN No. 46R, Variable Interest Entities, as a result of the preferential payments received by a BlackRock subsidiary which resulted in BlackRock being considered the primary beneficiary of NBAM.

The Company accounted for its acquisition of 90% of NBAM using step acquisition accounting in accordance with SFAS No. 141, resulting in a partial step up in basis of the assets of NBAM to fair value. As a result of the acquisition, the Company recorded finite-life intangible assets of $13,150 with an amortizable life of 10 years and goodwill of approximately $28,414. The value of the intangible assets and goodwill recorded as a result of the NBAM acquisition may change, primarily as the result of updating AUM and other assumptions as of September 29, 2006.

3.	Investments

As of September 30, 2006 and December 31, 2005, BlackRock had total investments of $1,616,211 and $298,668, respectively. Of the total investments as of September 30, 2006, $161,719 were classified as available-for-sale investments, $233,276 were classified as trading investments and $1,221,216 were classified as other investments, which include equity and cost method investments.

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

September 30, 2006	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Available-for-sale investments:
Commingled investments	$121,466	$91	$(81)	$121,476
Collateralized debt obligations	31,493	1,258	—	32,751
Other	7,156	336	—	7,492

Total available-for-sale investments	$160,115	$1,685	$(81)	$161,719

December 31, 2005
Available-for-sale investments
Collateralized debt obligations	$25,750	$773	$(806)	$25,717
Commingled investments	4,442	20	(153)	4,309

Total available-for-sale investments	$30,192	$793	$(959)	$30,026

Available-for-sale investments acquired in the MLIM Transaction included $116,755 of commingled investments, $9,536 of collateralized debt obligation (“CDO”) investments and $4,979 of other investments, which amounts reflect the cost value and the carrying value as of September 30, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

At September 30, 2006 and December 31, 2005, the Company’s available-for-sale investments had an aggregate cost basis of $160,115 and $30,192 and an aggregate fair value of $161,719 and $30,026, respectively. During the three and nine months ended September 30, 2006, the Company recorded impairments of $145 and $2,211, respectively, to certain CDO investments.

A summary of the cost and carrying value of trading and other investments is as follows:

September 30, 2006	Cost	Carrying Value
Trading investments:
Equity securities	$115,317	$119,500
Commingled investments	66,452	69,271
Municipal debt securities	26,367	26,368
Corporate notes and bonds	12,538	12,427
Mortgage-backed securities and other	5,863	5,710

Total trading investments	226,537	233,276

Other investments:
Other fund investments	1,188,772	1,203,398
Deferred compensation plan assets	14,074	17,818

Total other investments	1,202,846	1,221,216

Total trading and other investments	$1,429,383	$1,454,492

December 31, 2005
Trading investments:
Commingled investments	$19,699	$22,319
Equity securities	15,964	18,425
Mortgage-backed securities	13,345	13,069
Corporate notes and bonds	8,146	7,946
Municipal debt securities	119	123

Total trading investments	57,273	61,882

Other investments:
Other fund investments	167,593	181,292
Deferred compensation plan assets	20,976	24,495
Other	193	973

Total other investments	188,762	206,760

Total trading and other investments	$246,035	$268,642

Trading investments acquired in the MLIM Transaction included $89,103 of equity securities, $47,352 of commingled investments and $24,681 of municipal debt securities. Other investments acquired in the MLIM Transaction included $964,071 of other fund investments consisting primarily of interests in private equity funds sponsored by the Company.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

Included in other investments is $101,069 of investments accounted for using the cost method. FSP FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairment whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. At September 30, 2006, management reviewed $46,889 in carrying value of other investments and estimated an aggregate fair value of $50,788 and found no impairments to exist.

In addition, $54,180 in cost basis investments were not reviewed for other-than-temporary impairment because management’s review concluded that no events had occurred that indicated a potentially significant adverse impact on the fair value of the investment.

The carrying value of investments in debt securities by contractual maturity at September 30, 2006, is as follows:

Maturity Date	Carrying Value
Less than 5 years	$9,571
5-10 years	5,099
Greater than 10 years	29,835

Total	$44,505

In connection with the MLIM Transaction, the Company acquired a fund investing primarily in municipal debt securities, which is consolidated in the Company’s condensed consolidated financial statements at September 30, 2006. The fair value of these debt securities at September 30, 2006, was $24,681 and the securities, mature as follows: $529 in less than 5 years, $331 in 5-10 years and $23,821 in greater than 10 years.

4.	Goodwill

In connection with the MLIM Transaction on September 29, 2006 (see Note 2), the Company estimated the fair value of the assets acquired and the liabilities assumed in accordance with SFAS No. 141, Business Combinations. The excess of purchase price over the fair value of the net assets acquired, amounting to $3,266,702, was recorded as goodwill.

In connection with the NBAM transaction on September 29, 2006 (see further discussion in Note 2), the Company estimated the fair value of the assets acquired and the liabilities assumed in accordance with SFAS No. 141. The excess of purchase price over the fair value of the net assets acquired in the transaction, amounting to $28,414, was recorded as goodwill.

As a part of the SSRM Holdings Inc. (“SSRM”) transaction in January 2005, the Company acquired BlackRock Realty Advisors, Inc. (formerly SSR Realty Inc., or “Realty”), which has a management agreement with MetLife whereby Realty acted as sub-advisor of Tower Fund (“Tower”), an open-ended commingled insurance company real estate separate account sponsored and managed by MetLife. On September 30, 2006, the Company completed a transfer of the assets, liabilities and investors of Tower to a real estate investment trust (“REIT”) structured, sponsored and managed by MetLife, whereby BlackRock can manage the fund directly. In order to effectuate the transfer, Realty incurred $10,225 in transfer taxes, legal costs and other costs, which were capitalized as part of the purchase price upon completing the conversion.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5.	Intangible Assets

Intangible assets at September 30, 2006 and December 31, 2005 consist of the following:

		September 30, 2006
	Weighted-Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangible assets:
Acquired management contracts:
Institutional and retail	N/A	$4,498,200	$—	$4,498,200
Mutual funds and private investment funds	N/A	234,332	—	234,332

Total indefinite-life intangible assets		4,732,532	—	4,732,532

Finite-life intangible assets:
Acquired management contracts:
Client relationships	10.1	1,090,450	365	1,090,085
Institutional separate accounts and other	10.5	76,663	17,313	59,350

Total finite-life intangible assets	10.2	1,167,113	17,678	1,149,435

Total intangible assets		$5,899,645	$17,678	$5,881,967

		December 31, 2005
	Weighted-Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-life intangible assets:
Acquired management contracts:
Mutual funds and private investment funds	N/A	$234,152	$—	$234,152

Total indefinite-life intangible assets		234,152	—	234,152

Finite-life intangible assets:
Acquired management contracts:
Institutional separate accounts and other	10.5	71,240	11,224	60,016

Total finite-life intangible assets	10.5	71,240	11,224	60,016

Total intangible assets		$305,392	$11,224	$294,168

N/A – Not applicable

Finite-Life Acquired Management Contracts

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired finite-life management contracts valued at $1,082,720, consisting primarily of $352,100 of domestic retail and private investor accounts, $331,200 of institutional equity accounts, $297,900 of domestic non-proprietary accounts, $97,120 of other institutional accounts and $4,400 in trade name intangibles. The weighted-average useful life of these finite-life management contracts is approximately 10.2 years.

On September 29, 2006, in conjunction with the NBAM transaction, the Company acquired $13,150 of finite-life management contracts, consisting primarily of private client fixed income accounts. The weighted-average useful life of these finite-life management contracts is approximately 10 years.

Future expected amortization expense for intangible assets for each of the five succeeding years is as follows:

2006	$29,493
2007	$117,971
2008	$117,421
2009	$115,771
2010	$114,700

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5.	Intangible Assets (continued)

Indefinite-Life Acquired Management Contracts

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired indefinite-life management contracts valued at $4,498,220, consisting primarily of $2,979,300 of retail and private accounts balanced and equity funds, $733,600 of fixed income funds, $390,000 of alternative funds and $395,300 of liquidity and other funds.

6.	Consolidated Entities

Variable Interest Entities

The Company is involved with various entities in the normal course of business that are considered to be variable interest entities (“VIEs”) and holds interests therein, including investment advisory agreements and equity securities, which are considered variable interests. The Company engages in these transactions principally to address client needs through the launch of CDOs and private investment funds. At September 30, 2006 and December 31, 2005, the aggregate assets, debt and BlackRock’s maximum risk of loss in VIEs in which BlackRock is not the primary beneficiary were as follows:

September 30, 2006	Assets	Debt	BlackRock’s Maximum Risk of Loss
Collateralized debt obligations	$9,773,647	$9,316,101	$49,417
Private investment funds	7,044,374	547,634	13,914

Total	$16,818,021	$9,863,735	$63,331

December 31, 2005
Collateralized debt obligations	$6,289,500	$5,491,200	$42,383
Private investment funds	5,185,500	1,051,400	18,944

Total	$11,475,000	$6,542,600	$61,327

Other Consolidated Entities

In accordance with various accounting guidance, the Company consolidated certain investments acquired in connection with the MLIM Transaction. At September 30, 2006, the following balances related to these entities were consolidated in the condensed consolidated statement of financial position:

September 30, 2006
Cash and cash equivalents	$22,868
Investments	1,045,092
Other liabilities, net	(6,320)
Minority Interest	(854,325)

Total consolidated net assets	$207,315

Total consolidated net assets of $207,315 represents the fair value of the Company’s ownership interest in these funds. Valuation changes associated with these investments are reflected in non-operating income and minority interest and may result in volatility in the Company’s net income.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

7.	Property and Equipment

Property and equipment as of September 30, 2006 and December 31, 2005 consists of the following:

	Estimated useful life-in years	September 30, 2006	December 31, 2005
Property and equipment, net:
Land	N/A	$4,320	$3,564
Building	39	16,972	16,972
Building improvements	15	11,960	10,861
Leasehold improvements	1-13	94,843	71,654
Equipment and computer software	3-5	159,799	122,759
Furniture and fixtures	7	47,203	27,071
Construction in progress	N/A	2,747	294

Gross property and equipment		337,844	253,175
Less: accumulated depreciation		144,092	123,724

Property and equipment, net		$193,752	$129,451

N/A - Not applicable

Fixed assets acquired in connection with the MLIM Transaction included $756 of land, $17,922 of leasehold improvements, $4,745 of equipment and computer software, $16,540 of furniture and fixtures and $175 of construction in progress.

Depreciation expense was $22,852 and $16,937 for the nine months ended September 30, 2006 and 2005, respectively.

8.	Derivatives

In connection with the MLIM Transaction, the Company acquired one consolidated fund which uses interest rate swaps in its portfolio. As of September 30, 2006, the fair value of interest rate swaps consolidated on BlackRock’s condensed consolidated statement of financial condition was a liability of $1,602 and had an aggregate notional value of $62,100, with expiration dates between 2015 and 2018.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9.	Commitments and Contingencies

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements which expire through 2018. Future minimum commitments under these operating leases, net of subleases, are as follows:

2006	$11,772
2007	46,680
2008	46,431
2009	46,694
2010	45,876
Thereafter	185,395

Total	$382,848

In connection with the MLIM Transaction, the Company renegotiated MLIM’s existing lease agreements or entered into sublease arrangements with Merrill Lynch effective September 29, 2006. The lease obligations included in the table above related to MLIM properties are as follows:

2006	$4,719
2007	19,115
2008	18,253
2009	18,557
2010	17,443
Thereafter	16,678

Total	$94,765

Rent expense amounted to $20,682 and $16,086 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Investment Commitments

The Company has certain investment commitments relating primarily to private equity funds. Dates shown below represent the expiration dates of the commitments. Amounts to be funded generally are callable at any point prior to the expiration of the commitment. The Company has the following unfunded investment commitments as of September 30, 2006:

2006	$12,772
2007	11,350
2008	10,795
2009	—
2010	25,744
Thereafter	125,968

Total	$186,629

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9.	Commitments and Contingencies (continued)

Investment Commitments

The Company assumed the obligation to fund in the future certain private equity funds acquired with the MLIM business. These funding commitments of $144,356 expire $12,772 in 2006, $10,795 in 2008, $15,489 in 2010 and $105,300 thereafter.

The Company has also committed to fund certain BlackRock funds, primarily alternative funds, a total of $42,273. These commitments expire $11,350 in 2007, $10,255 in 2010 and $20,668.

BlackRock is also obligated to maintain a specified ownership level in certain investment products, which may result in additional required contributions of capital. These amounts are inherently uncertain and have been excluded from the contractual obligations schedule above. In addition, as a general partner in certain private equity partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

In October 2006, the Company, along with other investors, committed capital to fund the purchase of a large apartment complex in New York City from MetLife. The Company’s maximum commitment is $125,000, which is expected to be funded in the fourth quarter of 2006. This commitment was excluded from the table above since it was made subsequent to September 30, 2006.

Legal Proceedings

BlackRock has received subpoenas from various federal and state governmental and regulatory authorities and various information requests from the SEC in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters. From time to time, BlackRock is subject to other regulatory inquires and proceedings.

The Company, including a number of the legal entities acquired in the MLIM Transaction, has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. Additionally, the investment funds that the Company manages are subject to lawsuits, any of which could harm the investment returns of the applicable fund or result in managers being liable to the funds for any resulting damages. While Merrill Lynch has agreed to indemnify the Company for certain of the pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted.

Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such regulatory matters or lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

Long-Term Retention and Incentive Plan

Under the BlackRock, Inc. Long-Term Retention and Incentive Plan (“LTIP”), grants of up to $240,000 in deferred compensation (the “LTIP Awards”) were authorized in 2002, payable in cash and BlackRock common stock. As of September 30, 2006, approximately $173,490 in common stock and $34,706 in cash will vest in the first quarter of 2007. Shares distributed to LTIP participants upon vesting of the awards in the first quarter of 2007 include an option to put such distributed Shares back to BlackRock at fair market value. The put option was provided to LTIP participants for liquidity purposes due to the Company’s small public float. The Company currently cannot estimate the number of participants that will exercise this put option upon vesting of LTIP awards in 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$18,914	$61,119	$153,179	$160,990

Basic weighted-average shares outstanding	64,761,447	64,087,871	64,326,752	64,243,408
Dilutive potential shares from stock options and restricted stock units	2,208,829	2,626,926	2,074,384	2,566,298
Dilutive potential shares from convertible debt	507,260	—	502,417	—

Dilutive weighted-average shares outstanding	67,477,536	66,714,797	66,903,553	66,809,706

Basic earnings per share	$0.29	$0.95	$2.38	$2.51

Diluted earnings per share	$0.28	$0.92	$2.29	$2.41

Due to the similarities in terms between BlackRock series A participating preferred stock and the Company’s common stock, the Company considers the series A participating preferred stock to be a common stock equivalent for purposes of earnings per share calculations. As such, the Company has included the outstanding series A participating preferred stock in the calculation of average basic shares outstanding for the three and nine months ended September 30, 2006.

11.	Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$18,914	$61,119	$153,179	$160,990
Unrealized gain (loss) from investments, net of tax	456	265	507	(697)
Foreign currency gain (loss), net of tax	467	(456)	3,793	(3,068)
Minimum pension liability adjustment	379	—	379	—

Comprehensive income	$20,216	$60,928	$157,858	$157,225

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12.	Related Party Transactions

Included in accounts receivable is approximately $21,562 and $29,155 at September 30, 2006 and December 31, 2005, respectively, receivable from affiliates, primarily representing investment advisory and administration services provided to PNC and MetLife and their affiliates.

Accounts payable and accrued liabilities payable to affiliates were $278,189 and $11,893 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, these amounts primarily consisted of a payable to Merrill Lynch totaling $141,922 assumed in connection with the MLIM Transaction (see Note 2), $107,158 in other payables to Merrill Lynch affiliates, $25,433 payable to MetLife relating to the SSRM acquisition in January 2005 and $2,730 due to PNC-related entities primarily for fund administration and servicing costs. At December 31, 2005, these amounts included income taxes payable and accrued fund administration and servicing costs payable to PNC. These accounts payable to related parties do not bear interest.

In connection with the MLIM Transaction on September 29, 2006, the Company entered into various transition service agreements with Merrill Lynch primarily to allow BlackRock to transition the MLIM business to BlackRock’s systems. Such services are generally priced at historical rates for such services.

In November 2006, the Company repaid $100,000 of the $141,922 payable to Merrill Lynch assumed in the MLIM Transaction (see Note 2).

13.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2006	2005
Cash paid for interest	$6,876	$3,936

Cash paid for income taxes	$127,364	$103,282

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

13.	Supplemental Statements of Cash Flow Information (Continued)

Supplemental schedule of non-cash transactions:

	Nine months ended September 30,
	2006	2005
Stock issued in MLIM Transaction	$9,577,100	$—
Reissuance of treasury stock, class A, at a discount to its cost basis	$13,278	$27,741
Mark-to-market on available-for-sale securities	$507	$(697)
Dividend reinvestment	$492	$320
Decrease in investment due to deconsolidation of sponsored investment funds	$7,638	$13,758
Decrease in minority interest due to deconsolidation of sponsored investment fund	$8,881	$18,170
Short-term borrowings assumed in SSRM transaction	$—	$111,840
Stock issued in SSRM transaction	$—	$37,212
Convertible debt issuance costs	$—	$5,000

14.	Net Capital Requirements

Certain of BlackRock’s subsidiaries are subject to regulatory minimum net capital requirements. At September 30, 2006, the Company was required to maintain approximately $365,000 in net capital at these subsidiaries. The Company is currently in compliance with all regulatory minimum net capital requirements as of September 30, 2006.

As registered broker-dealers, two subsidiaries of BlackRock are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At September 30, 2006, the aggregate net capital requirement was $714. Both subsidiaries were in compliance with such requirements at September 30, 2006 and these subsidiaries’ aggregate capital was in excess of regulatory requirements by $35,969.

15.	Subsequent Event

In October 2006, the management development and compensation committee of the Board of Directors approved the issuance of approximately $147,000 of incentive stock awards. The awards were granted to former MLIM employees in October and were converted, pursuant to the terms of the grants, to approximately 1.0 million shares of common stock in November 2006 at an average stock price of $145.37. The awards vest in September 2011 and will be expensed over the five year service period on a straight-line basis.

In connection with the MLIM Transaction, BlackRock amended and restated its employee stock purchase plan (“ESPP”). The amended and restated plan allows eligible employees to purchase shares of the Company’s common stock at 95% of the fair market value on the last day of each quarter. Eligible employees may not purchase more than $25,000 of common stock in any calendar year. In accordance with SFAS No. 123(R), the Company will no longer record compensation expense in relation to the discount on the amended and restated ESPP plan.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, and other statements that BlackRock may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, including the Risk Factors section of Part II of this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products, including its separately managed accounts and the former Merrill Lynch Investment Managers (MLIM) business; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock and certain investments denominated in foreign currencies; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s ability to successfully integrate the MLIM business with its existing business; (16) the ability of BlackRock to effectively manage the former MLIM assets along with its historical assets under management; and (17) BlackRock’s success in maintaining the distribution of its products.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BlackRock is one of the largest publicly traded investment management firms in the United States with $1.075 trillion of AUM at September 30, 2006. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and mutual funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. On September 29, 2006, BlackRock and Merrill Lynch closed the MLIM Transaction pursuant to which Merrill Lynch contributed its investment management business, MLIM, to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock. Immediately following the closing, Merrill Lynch owned 45% of the voting common stock and approximately 49.3% of the total capital stock on a fully diluted basis of the combined company and PNC owned approximately 34% of the combined company (as compared with 69% immediately prior to the closing).

The following table summarizes BlackRock’s operating performance for each of the three months ended September 30, 2006, June 30, 2006 and September 30, 2005 and the nine months ended September 30, 2006 and September 30, 2005:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	September 30,		June 30,	September 30, 2005		June 30, 2006
	2006	2005	2006	Amount	%	Amount	%
Total revenue	$323,058	$300,807	$360,733	$22,251	7.4%	$(37,675)	(10.4)%
Total expense	$294,050	$221,138	$264,050	$72,912	33.0%	$30,000	11.4%
Operating income(a)	$29,008	$79,669	$96,683	$(50,661)	(63.6)%	$(67,595)	(70.0)%
Operating margin(a)	9.0%	26.5%	26.8%
Net income(b)	$18,914	$61,119	$63,404	$(42,205)	(69.1%)	$(44,490)	(70.2)%
Diluted earnings per share(b)	$0.28	$0.92	$0.95	$(0.64)	(70.0)%	$(0.67)	(70.5)%
Average diluted shares outstanding	67,477,536	66,714,797	66,653,479	762,739	1.1%	824,057	1.2%

Assets under management ($ in millions)	$1,075,016	$427,837	$464,070	$647,179	151.3%	$610,946	131.6

	Nine months ended September 30,		Variance
	2006	2005	Amount	%
Total revenue	$1,079,451	$822,278	$257,173	31.3%
Total expense	$853,734	$594,133	$259,601	43.7%
Operating income(a)	$225,717	$228,145	$(2,428)	(1.1)%
Operating margin(a)	20.9%	27.7%
Net income(b)	$153,179	$160,990	$(7,811)	(4.9)%
Diluted earnings per share(b)	$2.29	$2.41	$(0.12)	(5.0)%
Average diluted shares outstanding	66,903,553	66,809,706	47,675	NM

Assets under management ($ in millions)	$1,075,016	$427,837	$647,179	151.3%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating its ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. Computations for all periods presented include affiliated and unaffiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements as follows:

	Three months ended			Nine months ended
	September 30,		June 30,	September 30,
	2006	2005	2006	2006	2005
Operating income, GAAP basis	$29,008	$79,669	$96,683	$225,717	$228,145
Non-GAAP adjustments:
PNC LTIP funding obligation	12,045	12,313	12,347	36,068	36,296
MLIM Transaction costs	71,456	—	12,547	90,582	—
Appreciation (depreciation) on deferred compensation plans	(3,149)	8,178	1,044	2,437	10,467
Fee sharing payment	—	—	—	34,450	—
SSR acquisition costs	—	—	—	—	8,873

Operating income, as adjusted	$109,360	$100,160	$122,621	$389,254	$283,781

Revenue, GAAP basis	$323,058	$300,807	$360,733	$1,079,451	$822,278
Non-GAAP adjustments:
Fund administration and servicing costs	(10,653)	(11,997)	(10,556)	(31,583)	(31,531)
Reimbursable property management compensation	(6,219)	(6,485)	(5,879)	(17,696)	(16,783)

Revenue used for operating margin measurement, as adjusted	$306,186	$282,325	$344,298	$1,030,172	$773,964

Operating margin, GAAP basis	9.0%	26.5%	26.8%	20.9%	27.7%

Operating margin, as adjusted	35.7%	35.5%	35.6%	37.8%	36.7%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. The 2006 fee sharing payment has been excluded because it represents a non-recurring payment (based upon a performance fee) pursuant to the SSR acquisition agreement. The portion of the BlackRock Long-Term Retention and Incentive Plan (“LTIP”) expense associated with awards to be met by the distribution to participants of shares of BlackRock stock currently held by PNC has been excluded because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact on net income. MLIM Transaction costs consist primarily of professional fees incurred in 2006 related to the MLIM Transaction. SSRM acquisition costs consist of compensation costs and professional fees incurred in 2005.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	(continued)

Fund administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because the Company receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.

If the first quarter 2006 revenue was reduced to exclude multi-year performance fee of $106.0 million and operating income was adjusted by $57.2 million for related expenses, operating margin, as adjusted, would have been 36.6%.

(b)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three months ended			Nine months ended
	September 30,		June 30,	September 30,
	2006	2005	2006	2006	2005
Net income, GAAP basis	$18,914	$61,119	$63,404	$153,179	$160,990
Non-GAAP adjustments, net of tax
MLIM Transaction costs	45,017	—	7,905	57,067	—
PNC’s LTIP funding obligation	7,588	7,757	7,779	22,723	22,866
Impact of Trepp sale	—	—	—	—	(486)
SSR acquisition costs	—	—	—	—	5,590

Net income, as adjusted	$71,519	$68,876	$79,088	232,969	$188,960

Diluted weighted average shares outstanding	67,477,536	66,714,797	66,653,479	66,903,553	66,809,706

Diluted earnings per share, GAAP basis	$0.28	$0.92	$0.95	$2.29	$2.41

Diluted earnings per share, as adjusted	$1.06	$1.03	$1.19	$3.48	$2.83

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The portion of LTIP expense associated with awards to be met by the distribution to participants of shares of BlackRock stock currently held by PNC has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSRM acquisition costs consist of compensation costs and professional fees in 2005. Compensation reflected in this amount represents direct performance incentives paid to SSR employees assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. Net income, as adjusted, and diluted earnings per share, as adjusted, exclude this amount because it does not relate to the current period’s operations. MLIM Transaction costs consist of compensation costs and professional fees incurred in 2006 in conjunction with the MLIM Transaction. Professional fees related to the SSRM acquisition and the MLIM Transaction reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate equity separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on AUM. Performance fees generally are earned after a given period of time or when investment performance exceeds a contractual threshold, which may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including pre-determined percentages of the market value of assets subject to the services and the number of individual investment accounts, or fixed fees. Fees earned on risk management, investment analytic and investment system assignments are recorded as other income in the Condensed Consolidated Statements of Income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, vesting of awards granted under the LTIP plan and related benefit costs. Fund administration and servicing costs reflect payments made to PNC-affiliated entities and third parties, primarily associated with the administration and servicing of client investments in certain BlackRock mutual funds.

Prior to the MLIM Transaction, MLIM was among the world’s largest asset managers with approximately $592.5 billion of AUM as of September 29, 2006. With portfolio managers located in the United States, the United Kingdom, the Netherlands, Japan and Australia, the acquired MLIM business includes a wide array of taxable and tax-exempt fixed-income, equity and balanced mutual funds and client accounts for a diverse global clientele, as well as a wide assortment of index-based equity products and alternative investment products.

Clients of the acquired MLIM business include institutions, pension funds, high-net-worth individuals and retail investors. Product distribution of the acquired MLIM business is managed through seven channels. The acquired MLIM business also distributes certain of its products and services through Merrill Lynch. The acquired MLIM business maintains a significant sales and marketing presence both inside and outside the United States that is focused on acquiring and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors both directly and through financial professionals, pension consultants, and establishing third-party distribution relationships.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The acquired MLIM business offers a broad array of taxable and tax-exempt fixed-income, cash management, equity and balanced mutual funds and segregated separate accounts for a diverse global clientele, as well as a wide assortment of index-based equity and alternative investment products to its diverse client base of institutions, pension funds, high-net-worth individuals and retail investors around the world. In some cases, the same or similar products and services may be offered to both individual and institutional clients, utilizing the same infrastructure. In other cases, a single infrastructure may be used to support multiple products and services offered to clients.

The MLIM business provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The MLIM business’ non-U.S. mutual fund ranges are based in a number of domiciles and cover a range of asset classes, including cash, fixed income and equities. The primary retail fund range offered outside the United States is Merrill Lynch International Investment Funds (“MLIIF”), which is authorized for distribution in more than 30 jurisdictions worldwide. In the United States, the primary retail offering is the Merrill Lynch family of funds, which is now operating under the BlackRcok name. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high-net-worth retail and institutional investors.

The MLIM business also manages separate accounts for high-net-worth retail investors as well as accounts for governments, pension funds, endowments and other institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

(unaudited)

	September 30,	June 30,	December 31,	September 30,	Variance
					Quarter to Quarter	Year to Date	Year over Year
	2006		2005
Fixed income	$451,148	$307,640	$303,928	$290,041	47%	48%	56%
Cash management	220,549	88,431	86,128	76,713	149%	156%	187%
Equity	359,483	40,872	37,303	35,600	780%	864%	910%
Alternative investments	43,836	27,127	25,323	25,483	62%	73%	72%

Total	$1,075,016	$464,070	$452,682	$427,837	132%	137%	151%

AUM increased approximately $647.2 billion, or 151.3%, to $1.075 trillion at September 30, 2006, compared with $427.8 billion at September 30, 2005. The growth in AUM was attributable to $592.5 billion acquired in the MLIM transaction, $39.4 billion in net subscriptions and $15.2 billion in market appreciation.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Net subscriptions of $8.4 billion for the three months ended September 30, 2006 were primarily attributable to net new business of $4.0 billion in cash management products as a result of customer reallocations of funds due to changes in prevailing economic policy, new fixed income client sales and increased fundings from existing fixed income clients of $1.7 billion and net new business in alternative products of $2.7 billion. Market appreciation of $10.0 billion largely reflected market appreciation on fixed income products of $9.3 billion due to current income and changes in market interest rates and appreciation in equity assets of $0.8 billion as equity markets improved during the twelve months ended September 30, 2006.

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2006.

BlackRock, Inc.

Third Quarter 2006 Component Changes in Assets Under Management

(Dollar amounts in millions)

(Unaudited)

	June 30, 2006	Net subscriptions (redemptions)	Acquisition	Market appreciation (depreciation)	September 30, 2006
Fixed income	$307,639	$1,679	$132,538	$9,292	$451,148
Cash management	88,431	3,975	128,023	120	220,549
Equity	40,873	43	317,784	783	359,483
Alternative investments	27,127	2,722	14,199	(212)	43,836

Total	$464,070	$8,419	$592,544	$9,983	$1,075,016

The following table presents the component changes in BlackRock’s AUM for the nine months ended September 30, 2006.

BlackRock, Inc.

Year to Date 2006 Component Changes in Assets Under Management

(Dollar amounts in millions)

(Unaudited)

	December 31, 2005	Net subscriptions (redemptions)	Acquisition	Market appreciation (depreciation)	September 30, 2006
Fixed income	$303,928	$4,730	$132,538	$9,952	$451,148
Cash management	86,128	6,129	128,023	269	220,549
Equity	37,303	1,384	317,784	3,012	359,483
Alternative investments	25,323	3,451	14,199	863	43,836

Total	$452,682	$15,694	$592,544	$14,096	$1,075,016

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the twelve months ended September 30, 2006.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended September 30, 2006

(Dollar amounts in millions)

(Unaudited)

	September 30, 2005	Net subscriptions (redemptions)	Acquisition	Market appreciation (depreciation)	September 30, 2006
Fixed income	$290,041	$17,560	$132,538	$11,009	$451,148
Cash management	76,713	15,499	128,023	314	220,549
Equity	35,600	3,254	317,784	2,845	359,483
Alternative investments	25,483	3,125	14,199	1,029	43,836

Total	$427,837	$39,438	$592,544	$15,197	$1,075,016

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

Revenue

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees:
Fixed income	$116,925	$110,894	$6,031	5.4%
Cash management	32,176	27,032	5,144	19.0%
Equity	58,473	47,623	10,850	22.8%
Alternative	49,115	36,422	12,693	34.8%

Investment advisory base fees	256,689	221,971	34,718	15.6%
Investment advisory performance fees	17,817	32,670	(14,853)	(45.5)%

Total investment advisory and administration fees	274,506	254,641	19,865	7.8%

BlackRock Solutions	30,154	28,871	1,283	4.4%
Other income	18,398	17,295	1,103	6.4%

Total other income	48,552	46,166	2,386	5.2%

Total revenue	$323,058	$300,807	$22,251	7.4%

Total revenue for the three months ended September 30, 2006 increased $22.3 million, or 7.4%, to $323.1 million, compared with $300.8 million for the three months ended September 30, 2005. Investment advisory and administration fees increased $19.9 million, or 7.8%, to $274.5 million for the three months ended September 30, 2006, compared with $254.6 million for the three months ended September 30, 2005. Other income increased by $2.4 million, or 5.2%, to $48.6 million for the three months ended September 30, 2006, compared with $46.2 million for the three months ended September 30, 2005.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $19.9 million, or 7.8%, was the result of an increase in investment advisory base fees of $34.7 million, or 15.6%, to $256.7 million for the three months ended September 30, 2006, compared with $222.0 million for the three months ended September 30, 2005 partially offset by a reduction in performance fees of $14.9 million. Investment advisory base fees increased in the quarter ended September 30, 2006 primarily due to increased AUM of $54.6 billion as a result of net new subscriptions of $39.4 billion and $15.2 billion due to market appreciation.

The increase in base investment advisory fees of $34.7 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005 consisted of increases of $12.7 million in alternative products, $10.9 million in equity products, $6.0 million in fixed income products and $5.1 million in cash management products. The $12.7 million increase in advisory fees from alternative products was primarily the result of an increase in AUM of $4.2 billion, or 16.3%. The $10.9 million increase in advisory fees from equity products was primarily the result of a $6.1 billion, or 17.1%, increase in AUM from net subscriptions of $3.3 billion and market appreciation of $2.8 billion. The $6.0 million increase in advisory fees from fixed income products was primarily the result of a $28.6 billion, or 9.8%, increase in AUM from net subscriptions of $17.6 billion and market appreciation of $11.0 billion. The $5.1 million increase in advisory fees from cash management products was primarily the result of an increase in AUM of $15.8 billion, or 20.6%.

The decrease in performance fees was primarily attributable to higher fees earned on an energy equity hedge fund and a fixed income hedge fund during the third quarter 2005.

Other Income

Other income of $48.6 million for the quarter ended September 30, 2006 increased $2.4 million compared with the quarter ended September 30, 2005 and primarily represents fees earned on BlackRock Solutions products and services of $30.2 million, property management fees of $8.5 million (which represent direct reimbursement of the salaries of certain BlackRock Realty employees), fees for investment accounting services of $2.8 million, distribution fees earned on BlackRock Funds of $2.3 million and $2.3 million of placement and loan facility structuring fees earned on new CDO product launches.

The increase in other income of $2.4 million, or 5.2%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily the result of the $2.3 million in CDO placement and loan facility structuring fees, increased revenues of $1.3 million from BlackRock Solutions products and services driven by new assignments, partially offset by a $1.3 million decline in distribution fees earned on BlackRock Funds.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. (continued)

Expense

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expense:
Employee compensation and benefits	$198,099	$155,077	$43,022	27.7%
Fund administration and servicing costs	10,653	11,997	(1,344)	(11.2)%
General and administration	82,905	51,524	31,381	60.9%
Amortization of intangible assets	2,393	2,540	(147)	(5.8)%

Total expense	$294,050	$221,138	$72,912	33.0%

Total expense increased $72.9 million, or 33.0%, to $294.1 million for the three months ended September 30, 2006, compared with $221.1 million for the three months ended September 30, 2005. The increase was primarily attributable to increases in employee compensation and benefits and general and administration expense. Expense related to the integration of the MLIM business totaled $71.5 million in the quarter ended September 30, 2006 and was comprised primarily of employee compensation and benefits costs of $43.5 million and general and administration expenses of $28.0 million.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $43.0 million, or 27.7%, to $198.1 million, at September 30, 2006 compared to $155.1 million for the three months ended September 30, 2005. The increase in employee compensation and benefits expense was primarily attributable to increases in incentive compensation and salaries and benefits of $22.4 million and $33.1 million, respectively, partially offset by lower returns of $11.3 million on assets related to deferred compensation plans. The $22.4 million increase in incentive compensation was primarily attributable to employee incentive compensation associated with the integration of MLIM, partially offset by lower direct incentives associated with lower performance fees earned on the Company’s alternative investment products. The increase of $33.1 million, or 46.8%, in salaries and benefits was primarily attributable to higher staffing levels associated with the MLIM Transaction and business growth.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. (continued)

Expense (continued)

General and Administration Expense and Fee Sharing Payment

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Marketing and promotional	$31,071	$20,097	$10,974	54.6%
Occupancy	12,794	9,631	3,163	32.8%
Technology	15,731	5,591	10,140	181.4%
Portfolio services	5,218	4,002	1,216	30.4%
Other general and administration	18,091	12,203	5,888	48.3%

Total general and administration expense	$82,905	$51,524	$31,381	60.9%

General and administration expense increased $31.4 million, or 60.9%, for the three months ended September 30, 2006 to $82.9 million, compared to $51.5 million for the three months ended September 30, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $11.0 million, technology expense of $10.1 million, occupancy expense of $3.2 million, portfolio services expense of $1.2 million, and other general and administration expense of $5.9 million.

Marketing and promotional expense increased $11.0 million, or 54.6%, to $31.1 million for the three months ended September 30, 2006, compared to $20.1 million for the three months ended September 30, 2005 primarily due to increased marketing activities which included $7.7 million related to BlackRock’s rebranding campaign and $2.7 million of additional MLIM-related marketing expense. Technology expense increased $10.1 million, or 181.4%, to $15.7 million, compared to $5.6 million for the three months ended September 30, 2005 primarily due to $7.1 million in consulting expenses related to the integration of the MLIM business. Occupancy costs for the three months ended September 30, 2006 totaled $12.8 million, representing a $3.2 million, or 32.8%, increase from $9.6 million for the three months ended September 30, 2005. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities related to the MLIM Transaction and business growth. Portfolio services costs increased by 30.4% to $5.2 million, related to supporting higher AUM levels and increased trading activities. Other general and administration costs increased by 48.3% to $18.1 million from $12.2 million, and included $11.7 million in professional fees and other expenses related to the MLIM Transaction.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. (continued)

Non-Operating Income

Non-operating income decreased $17.5 million to $1.9 million for the quarter ended September 30, 2006, as compared to $19.4 million for the quarter ended September 30, 2005 primarily as a result of a $17.5 million, or 81.7% decrease in investment income. The decrease in investment income was primarily due to unrealized gains in energy-related investments recorded in the third quarter of 2005.

Income Taxes

Income tax expense was $11.1 million and $37.1 million for the quarters ended September 30, 2006 and 2005, respectively, representing an effective tax rate of 37.0%.

Net Income

Net income was $18.9 million for the three months ended September 30, 2006 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock common stock currently held by PNC and expenses related to the MLIM Transaction, of $7.6 million and $45.0 million, respectively. MLIM Transaction costs primarily include professional fees and compensation expense related to the transaction. Net income of $61.1 million during the three months ended September 30, 2005 included the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock stock currently held by PNC of $7.8 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

Revenue

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees.
Fixed income	$342,795	$320,004	$22,791	7.1%
Cash Management	92,300	77,982	14,318	18.4%
Equity	168,117	126,246	41,871	33.2%
Alternatives	132,562	93,372	39,190	42.0%

Investment advisory base fees	735,774	617,604	118,170	19.1%
Investment advisory performance fees	202,368	80,764	121,604	150.6%

Total investment advisory and administration fees	938,142	698,368	239,774	34.3%

BlackRock Solutions	88,693	79,433	9,260	11.7%
Other income	52,616	44,477	8,139	18.3%

Total other income	141,309	123,910	17,399	14.0%

Total revenue	$1,079,451	$822,278	$257,173	31.3%

Total revenue for the nine months ended September 30, 2006 increased $257.2 million, or 31.3%, to $1,079.5 million, compared with $822.3 million for the nine months ended September 30, 2005. Investment advisory and administration fees increased $239.8 million, or 34.3%, to $938.1 million for the nine months ended September 30, 2006, compared with $698.4 million for the nine months ended September 30, 2005. Other income increased $17.4 million, or 14.0%, for the three months ended September 30, 2006, compared with $123.9 million for the three months ended September 30, 2005.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $239.8 million, or 34.3%, was the result of an increase in investment advisory base fees of $118.2 million, or 19.1%, to $735.8 million for the nine months ended September 30, 2006, compared with $617.6 million for the nine months ended September 30, 2005 and an increase in performance fees of $121.6 million. Investment advisory base fees increased for the nine months ended September 30, 2006 as compared to September 30, 2005, primarily due to increased AUM of $54.6 billion related to net new subscriptions of $39.4 billion and an increase of $15.2 billion in AUM due to market appreciation.

The increase in base investment advisory fees of $118.2 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005 consisted of revenue increases of $41.9 million in equity products, $39.2 million in alternative products, $22.8 in fixed income products and $14.3 million in cash management products. The $41.9 million increase in advisory fees from equity products was primarily the result of an increase in AUM of $6.1 billion, or 17.1%, from net subscriptions of $3.3 billion and market appreciation of $2.8 billion. The $39.2 million increase in advisory fees from alternative products was primarily the result of an increase in AUM of $4.2 billion, or 16.3%. The $22.8 million increase in advisory fees from fixed income products was primarily the result of a $28.6 billion, or 9.8%, increase in AUM from net subscriptions of $17.6 billion and market appreciation of $11.0 billion. The $14.3 million increase in advisory fees from cash management products was primarily the result of an increase in AUM of $15.8 billion, or 20.6%.

Performance fees of $202.4 million for the nine months ended September 30, 2006 increased $121.6 million compared with $80.8 million for the nine months ended September 30, 2005. The increase in separate account performance fees was primarily attributable to fees earned on a large institutional real estate equity client account and fees earned on an energy equity hedge fund.

Other Income

Other income of $141.3 million for the nine months ended September 30, 2006 primarily represents fees earned on BlackRock Solutions products and services of $88.7 million, property management fees of $24.5 million which represent direct reimbursement of the salaries of certain BlackRock Realty employees, fees for investment accounting services of $8.8 million, distribution fees earned on BlackRock Funds of $7.2 million and $2.4 million in CDO placement and loan facility structuring fees.

The increase in other income of $17.4 million, or 14.0%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily the result of increased revenues of $9.3 million from BlackRock Solutions products and services driven by new assignments, new investment accounting assignments of $3.3 million, increased CDO placement and loan facility structuring fees received from products launched in 2006 of $1.8 million and higher property management fees of $1.2 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. (continued)

Expense

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expense:
Employee compensation and benefits	$566,993	$413,036	$153,957	37.3%
Fund administration and servicing costs	31,583	31,531	52	0.2%
Fee sharing payment	34,450	—	34,450	NM
General and administration	214,256	144,089	70,167	48.7%
Amortization of intangible assets	6,452	5,477	975	17.8%

Total expense	$853,734	$594,133	$259,601	43.7%

NM – Not Meaningful

Total expense increased $259.6 million, or 43.7%, to $853.7 million for the nine months ended September 30, 2006, compared with $594.1 million for the nine months ended September 30, 2005. The increase was primarily attributable to increases in compensation and benefits, general and administration expense and a fee sharing payment to MetLife related to the SSRM acquisition. Expenses related to the MLIM integration were $90.6 million for the nine months ended September 30, 2006, and were comprised primarily of employee compensation and benefits costs of $43.5 million and general and administration expenses of $47.1 million.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $154.0 million, or 37.3%, to $567.0 million for the nine months ended September 30, 2006, compared to $413.0 million for the nine months ended September 30, 2005. The increase in employee compensation and benefits expense was primarily attributable to increases in incentive compensation and salaries and benefits of $88.5 million and $76.5 million, respectively, partially offset by lower returns of $8.0 million on assets related to deferred compensation plans. The $88.5 million, or 53.5%, increase in incentive compensation was primarily attributable to direct incentive compensation associated with higher performance fees earned on the Company’s alternative investment products, employee incentive compensation associated with the integration of the MLIM business and increased operating income growth. The increase of $76.5 million, or 38.4%, in salaries and benefits was primarily attributable to higher staffing levels associated with the MLIM Transaction and business growth.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. (continued)

Expense (continued)

General and Administration Expense and Fee Sharing Payment

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Marketing and promotional	$67,801	$49,978	$17,823	35.7%
Occupancy	34,414	26,312	8,102	30.8%
Technology	29,404	16,874	12,530	74.3%
Portfolio services	15,797	10,364	5,433	52.4%
Other general and administration	66,840	40,561	26,279	64.8%

Total general and administration expense	$214,256	$144,089	$70,167	48.7%

Fee sharing payment	$34,450	$—	$34,450	NM

NM – Not Meaningful

General and administration expense increased $70.2 million, or 48.7%, for the nine months ended September 30, 2006 to $214.3 million, compared to $144.1 million for the nine months ended September 30, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $17.8 million, technology expense of $12.5 million, occupancy expense of $8.1 million, portfolio services expense of $5.4 million and other general and administration expense of $26.3 million.

Marketing and promotional expense increased $17.8 million, or 35.7%, to $67.8 million, compared to $50.0 million for the nine months ended September 30, 2005 primarily due to increased marketing activities of $15.8 million (which included $7.7 million related to BlackRock’s rebranding campaign, $5.3 million of additional MLIM-related marketing expense) and increased institutional service fees of $2.0 million. Technology expenses increased by 74.3% to $29.4 million, compared to $16.9 million for the nine months ended September 30, 2005 primarily related to consulting efforts associated with the integration of the MLIM business. Occupancy costs for the nine months ended September 30, 2006 totaled $34.4 million, representing an $8.1 million, or 30.8% increase from $26.3 million for the nine months ended September 30, 2005. The increase in occupancy costs during the nine months ended September 30, 2006 primarily reflects costs related to the expansion of corporate facilities related to the MLIM Transaction and business growth. Portfolio services costs increased by 52.4% to $15.8 million, related to supporting higher AUM levels and increased trading activities. Other general and administration costs increased by 64.8% to $66.8 million from $40.6 million, and included $26.3 million in professional fees related to the MLIM Transaction.

For the nine months ended September 30, 2006, BlackRock recorded a fee sharing payment of $34.5 million, representing a one-time estimated expense related to a large institutional real estate equity client account acquired in the SSRM acquisition in January 2005.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. (continued)

Non-Operating Income

Non-operating income decreased $11.3 million, or 36.4%, to $19.8 million for the period ended September 30, 2006, as compared to $31.2 million for the period ended September 30, 2005 primarily as a result of an $11.4 million, or 30.6%, decrease in investment income. The decrease in investment income was primarily due to unrealized gains on energy-related investments in 2005.

Income Taxes

Income tax expense was $90.0 million and $95.7 million for the nine months ended September 30, 2006 and 2005, representing an effective tax rate of 37.0%.

Net Income

Net income totaled $153.2 million for the nine months ended September 30, 2006 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock common stock currently held by PNC and expenses related to the MLIM Transaction, of $22.7 million and $57.1 million, respectively, after tax. MLIM Transaction costs primarily include professional fees, compensation expense and other general and administration expenses. Net income of $161.0 million during the nine months ended September 30, 2005 included the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock stock currently held by PNC of $22.9 million and expenses related to the SSR acquisition of $5.6 million. SSR acquisition costs included acquisition-related payments to continuing employees of BlackRock and professional fees.

Liquidity and Capital Resources

Liquidity

BlackRock generally meets its working capital requirements through net cash generated by operating activities. Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions products and services, property management fees, mutual fund distribution fees and earnings on the Company’s investments. BlackRock primarily uses its operating cash to pay compensation and benefits, fund administration and servicing costs, general and administration expenses, interest on the Company’s long-term debt, capital expenditures and dividends on BlackRock’s common stock.

Cash provided by the Company’s operating activities totaled $237.9 million for the nine months ended September 30, 2006. BlackRock management expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

Net cash provided by investing activities was $298.8 million during the nine months ended September 30, 2006, primarily consisting of $493.4 million of net assets acquired in the MLIM Transaction and the sale of certain investments of $18.0 million, partially offset by $50.0 million in cash consideration paid related to the SSRM transaction, $42.4 million in cash consideration paid related to the NBAM acquisition, $62.0 million related to the purchase of several investments and $47.0 million in capital expenditures primarily in computer hardware and software (approximately $10.0 million), as a result of the MLIM integration and business growth.

Net cash used in financing activities was $80.8 million during the period ended September 30, 2006, primarily representing the payment of $81.1 million in dividends and the net acquisition of $17.2 million in treasury stock, partially offset by $15.7 million in additions to minority interest for entities consolidated by the Company and $4.2 million of excess tax benefits from stock-based compensation.

At September 30, 2006, long-term debt, including current maturities, was $253.2 million. Debt service requirements are $6.9 million in 2007, $6.8 million in 2008 and $6.7 million in 2009 and 2010.

LTIP grants of up to $240,000 in deferred compensation were authorized in 2002, payable in cash and in BlackRock common stock. As of September 30, 2006, approximately $173,490 in common stock and $34,706 in cash will vest in the first quarter of 2007. Shares distributed to LTIP participants upon vesting of the awards in the first quarter of 2007 include an option to put such distributed shares back to BlackRock at fair market value. The put option was provided to LTIP participants for liquidity purposes due to the Company’s small public float. The Company currently cannot estimate the number of participants that will exercise this put option upon vesting of LTIP awards in 2007.

Contractual Obligations, Commitments and Contingencies

The Company’s contractual obligations as of September 30, 2006 are as follows:

(Dollar amounts in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Contractual obligations:
Convertible debentures	$270,606	$3	$6,563	$6,563	$6,563	$250,914	$—
Lease commitments	382,848	11,772	46,680	46,431	46,694	45,876	185,395
Investment commitments	186,629	12,772	11,350	10,795	—	25,744	125,968
Payable to Merrill Lynch	141,922	141,922	—	—	—	—	—
Purchase obligations	26,649	7,277	12,506	6,055	811	—	—
Management contract	4,000	—	1,000	1,000	1,000	1,000	—

Total contractual obligations	$1,012,654	$173,746	$78,099	$70,844	$55,068	$323,534	$311,363

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Convertible Debentures

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum (the “Debentures”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, or approximately $6.6 million a year, and commenced August 15, 2005. The Debentures are callable by the Company at any time on or after February 20, 2010. In addition, the Debentures contain certain put and conversion provisions. On the contractual obligations table above, the principal balance of the Debentures is assumed to be repaid in 2010, and related interest has been included through the call date.

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and, as such, are not recorded as liabilities on the condensed consolidated statements of financial condition.

Investment Commitments

The Company has various capital commitments to fund companies or investment funds in which it has an ownership stake. Generally, the timing of the funding of these commitments is dependent upon the needs of the investment and, therefore, is uncertain. Capital commitments have been shown in the contractual obligations table above to be paid upon the expiration of the commitment. Actual payments could be made at any time prior to such date. As these commitments are not probable and estimable, they have not been recorded on the Company’s condensed consolidated financial statements as of September 30, 2006. The above schedule does not include potential future commitments approved by the Company’s Investment Committee but which are not yet considered legally binding commitments.

The Company assumed the obligation to fund in the future certain primarily private equity funds acquired with the MLIM business. These funding commitments of $144,356 expire $12,772 in 2006, $10,795 in 2008, $15,489 in 2010 and $105,300 thereafter.

The Company has also committed to fund certain BlackRock funds, primarily alternative funds, a total of $42,273. These commitments expire $11,350 in 2007, $10,255 in 2010 and $20,668 thereafter.

BlackRock is also obligated to maintain a specified ownership level in certain investment products, which may result in additional required contributions of capital. These amounts are inherently uncertain and have been excluded from the contractual obligations schedule above. In addition, as a general partner in certain private equity partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

In October 2006, the Company, along with other investors, committed capital to fund the purchase of a large apartment complex in New York City from MetLife. The Company’s maximum commitment is $125,000, which is expected to be funded in the fourth quarter of 2006.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Payable to Merrill Lynch

In connection with the MLIM Transaction, Merrill Lynch was required to provide a minimum tangible equity balance calculated pursuant to the Transaction Agreement. As of September 30, 2006, the Company has estimated that the tangible equity in the MLIM entities exceeded the required amount by $141,922. This amount has been recorded as a payable to Merrill Lynch in Due to Affiliates on the condensed consolidated statement of financial condition at September 30, 2006. This amount is subject to a number of fair value and other adjustments. In November 2006, the Company repaid $100,000 of this amount and expects the remainder to be repaid in 2006.

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts, or purchase obligations, with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts which are either non-cancelable or cancelable with penalty. At September 30, 2006, the Company’s obligations primarily reflect shareholder servicing arrangements related to client investments in the BlackRock Closed-End Funds, sub-advisory agreements and standard service contracts with third parties for portfolio, market data and office services. Purchase obligations are recorded on the Company’s financial statements only after the goods or services have been received and, as such, these obligations are not included in the Company’s condensed consolidated financial statements as of September 30, 2006.

Management Contract

In connection with a management contract acquired on May 15, 2000, which was associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10.0%, the prevailing interest rate on the date of acquisition. For the period ended September 30, 2006, the related expense was $0.3 million. At September 30, 2006, the future commitment under the agreement is $4.0 million and has been included in the contractual obligations table above. If Anthracite’s management contract is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation. As of September 30, 2006, the discounted value of this obligation was $3.2 million and was included in long-term borrowings.

Acquisition Forward Commitment

On April 30, 2003, the Company purchased an investment manager of a fund of hedge funds for approximately $4.1 million in cash. Additionally, the Company committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if it were to be settled at September 30, 2006, would be approximately $7.1 million. As the remaining obligation is dependent upon the performance of the investment managers through March 31, 2008, however, the ultimate liability is not estimable at September 30, 2006 and, as such, this commitment has been excluded from the contractual obligations table above and from BlackRock’s condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Compensation and Benefit Obligations

The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, employee stock purchase plan and defined contribution plan matching contribution obligations, deferred compensation arrangements, defined benefit plan obligations, post-employment benefits and post-retirement benefits which are excluded from the table above due to uncertainties in their payout periods. Accrued compensation and benefits at September 30, 2006 totaled $865.3 million and included incentive compensation of $402.1 million, deferred compensation of $384.9 million and other compensation and benefits related obligations of $78.3 million. Incentive compensation is primarily payable in early 2007, while the deferred compensation obligations are generally payable over three to five years, but include defined benefit plan liabilities whose payment patterns are uncertain.

Shares to be distributed to participants under the Company’s LTIP program, which vest in the first quarter of 2007, include an option whereby the LTIP participants may put approximately $173,490 in distributed shares back to BlackRock at fair market value. The Company currently cannot estimate the number of participants that will exercise this put option upon vesting of LTIP awards in the first quarter of 2007 and has, therefore, excluded this amount from the contractual obligations table above. In addition, the Company will pay approximately $34,706 in cash awards in the first quarter of 2007 related to the LTIP awards.

Credit Default Swap Obligation

SSR acts as investment manager for a synthetic CDO arrangement (“Pillars”). In connection with the Pillars transaction, SSR entered into a swap arrangement providing up to $16.7 million in credit protection with respect to a portfolio of highly-rated asset-backed securities and corporate bonds. The potential $16.7 million obligation has been excluded from the contractual obligations table above, and from the condensed consolidated financial statements, since the obligation was not considered probable of occurring as of September 30, 2006.

Purchase Price Contingencies

In January 2005, the Company closed its acquisition of SSR from MetLife for adjusted consideration of approximately $265.1 million in cash and 550,000 restricted shares of class A common stock, not including certain additional contingent payments. On the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10.0 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. Due to its inherent uncertainty, this contingency has been excluded from the contractual obligations table above and has not been recorded on the Company’s condensed consolidated financial statements as of September 30, 2006.

Indemnifications

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s condensed consolidated financial statements as of September 30, 2006.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is primarily exposed to equity market price risk, interest rate risk and foreign exchange rate risk.

Equity Price Risk

BlackRock’s investments, including consolidated seed investments and investments consolidated under EITF 04-5, may expose BlackRock to equity price risk. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

September 30, 2006	Carrying Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
Commingled investments	$80,105	$88,116	$72,095
Equity securities	108,666	119,533	97,799

Total trading investments	188,771	207,649	169,894

Commingled investments	75,123	82,635	67,611
Other	7,492	8,241	6,743

Total available-for-sale investments	82,615	90,876	74,354

Other fund investments	1,087,542	1,196,296	978,788
Deferred compensation plans	17,818	19,600	16,036

Total other investments	1,105,360	1,215,896	994,824

Total equity price risk on investments	$1,376,746	$1,514,421	$1,239,072

December 31, 2005
Mutual funds	$22,319	$24,550	$20,087
Equity securities	18,425	20,267	16,582

Total trading investments	40,744	44,817	36,669

Mutual funds	766	842	689

Total available-for-sale investments	766	842	689

Other fund investments	84,843	93,327	76,358
Deferred compensation plans	24,495	26,944	22,045
Other	973	1,070	875

Total equity investments	110,311	121,341	99,278

Total equity price risk on investments	$151,821	$167,000	$136,636

BlackRock’s deferred compensation plans comprise $21.9 million and $22.3 million of total trading investments, and $17.8 million and $24.5 million of total other investments, at September 30, 2006 and December 31, 2005, respectively, and reflect investments held by BlackRock with respect to senior employee elections under BlackRock’s deferred compensation plans. Any change in the fair value of these investments is offset by a corresponding change in the related deferred compensation liability.

Approximately $1,045,092 of BlackRock’s total investment portfolio is maintained in investment funds which are consolidated under various accounting standards even though BlackRock does not own a majority of such funds. BlackRock owns an average stake of approximately 23% of such funds. As such, equity risk inherent in those funds, as displayed above, would be partially offset in minority interest.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities that expose BlackRock to interest rate risk at September 30, 2006 and December 31, 2005. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

September 30, 2006	Carrying Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
Mortgage-backed securities	$5,711	$5,538	$5,884
Corporate notes and bonds	12,427	12,032	12,822
Municipal bonds	26,367	23,363	26,371

Total trading investments	44,505	43,933	45,077

Commingled investments	46,353	45,668	47,040
Collateralized debt obligations	32,751	31,921	33,580

Total available-for-sale investments	79,104	77,589	80,620

Other fund investments	115,856	115,388	116,323

Total other investments	115,856	115,388	116,323

Total investments	$239,465	$236,910	$242,020

December 31, 2005
Mortgage-backed securities	$13,069	$12,827	$13,311
Corporate notes and bonds	7,946	7,575	8,262
Municipal bonds	123	117	128

Total trading investments	21,138	20,519	21,701

Mutual funds	3,543	3,426	3,660
Collateralized debt obligations	25,717	25,222	26,212

Total available-for-sale investments	29,260	28,648	29,872

Other fund investments	96,449	94,998	97,900

Total other investments	96,449	94,998	97,900

Total investments	$146,847	$144,165	$149,473

Approximately $1,045,092 of BlackRock’s investment portfolio is maintained in investment funds which are consolidated under various accounting standards even though BlackRock does not own a majority of such funds. BlackRock owns an average stake of approximately 23% of such funds. As such, interest rate risk inherent in those funds, as displayed above, would be partially offset in minority interest.

Foreign Exchange Rate Risk

The Company has increased its foreign exchange rate risk as a result of the MLIM Transaction. The Company has investments totaling approximately $160,445 that are denominated in foreign currencies, primarily the British pound sterling and the euro. A 10% increase or decrease in foreign exchange rates as of September 30, 2006 would result in a decline in value of the investment portfolio of approximately $16,045. In addition, the Company maintains certain foreign currency denominated cash accounts totaling approximately $450,000 as of September 30, 2006, primarily in British pounds sterling. A 10% increase or decrease in foreign exchange rates as of September 30, 2006 would result in a decline in value of such cash accounts of approximately $8,180.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Due to the Debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. At September 30, 2006, the fair value of the debentures was $378.6 million. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on September 30, 2006, the fair value of the debentures would fluctuate to $370.4 million and $386.8 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the Debentures on September 30, 2006, the fair value of the debentures would fluctuate to $410.1 million and $347.5 million, respectively.

In addition, BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. Declines in equity market prices or interest rates, or both, could cause revenues to decline because of lower investment management fees by

•	causing the value of AUM to decrease;

•	causing the returns realized on AUM to decrease;

•	causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the Company does not serve; and

•	causing clients to rebalance assets away from investments that BlackRock manages into investments that BlackRock does not manage.

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock management evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2006. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of September 30, 2006.

No change in internal control over financial reporting occurred during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

The Company believes that the acquisition of the MLIM business will have a significant impact on the Company’s disclosure controls and procedures and internal control over financial reporting and currently is evaluating its internal controls in light of the MLIM Transaction. The Company expects to make the appropriate modifications to its internal controls after completion of its review.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

BlackRock has received subpoenas from various federal and state governmental and regulatory authorities and various information requests from the SEC in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters. From time to time, BlackRock is subject to other regulatory inquiries and proceedings.

The Company, including a number of the legal entities acquired in the MLIM Transaction, has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. Additionally, the investment funds that the Company manages are subject to lawsuits, any of which could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages. While Merrill Lynch has agreed to indemnify the Company for certain of the pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted.

Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such regulatory matters or lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

Item 1A. Risk Factors

BlackRock’s business, financial condition or results of operations could be materially adversely affected by any of the following risks. The value of the Company’s securities could decline due to any of these risks. The following risk factors are intended to supersede those presented in the Company’s Form 10-K as of December 31, 2005 as filed with the SEC on March 8, 2006.

Risks Related to Our Business and Competition

Changes in the securities markets could lead to a decline in revenues.

BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of assets under management (“AUM”) and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. A decline in the prices of stocks or bonds within or outside the United States could cause revenues to decline because of lower investment management fees by:

•	causing the value of AUM to decrease;

•	causing the returns realized on AUM to decrease;

•	causing clients to withdraw funds in favor of investments in markets that they perceive offer greater opportunity and that the Company does not serve; and

•	causing clients to rebalance assets away from investments that BlackRock manages into investments that it does not manage.

Poor investment performance could lead to the loss of clients and a decline in revenues.

The Company’s management believes that investment performance is one of the most important factors for the growth of AUM. Poor investment performance relative to the portfolio benchmarks and to competitors could reduce revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees;

•	the ability to attract funds from existing and new clients might diminish;

•	the Company might earn minimal or no performance fees; and

•	the value of certain seed investments that BlackRock makes in its funds, as well as investments in other securities, may decline.

PART II — OTHER INFORMATION (continued)

Item 1A. Risk Factors (continued)

Loss of key employees could lead to the loss of clients and a decline in revenues.

The ability to attract and retain quality personnel has contributed significantly to BlackRock’s growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive. Key employees may depart because of issues relating to the difficulty integrating the MLIM business. The Company has encouraged the continued retention of executives and other key personnel through measures such as providing deferred compensation and competitive annual and long-term compensation arrangements and, in the case of the Company’s Chairman and Chief Executive Officer, an employment agreement. BlackRock has also provided retention incentives for individuals who are a part of the combined business that took effect upon the completion of the MLIM Transaction. However, there can be no assurance that the Company will be successful in its efforts to recruit and retain the required personnel. Loss of a significant number of key personnel could have an adverse effect on the Company.

Our investment advisory contracts may be terminated or may not be renewed by clients.

Separate account clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts under various circumstances, such as adverse market conditions or poor performance. Additionally, BlackRock manages its U.S. mutual funds pursuant to management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund that the Company manages will approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against BlackRock and loss of revenues due to client terminations.

When clients retain BlackRock to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or to the client seeking to recover losses, reducing its AUM or risk management advisory assignment, or terminating its contract, any of which could cause the Company’s earnings or stock price to decline.

Competitive fee pressures could reduce revenues and profit margins.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent that the Company is forced to compete on the basis of price, it may not be able to maintain its current fee structure. Fee reductions on existing or future new business could cause revenues and profit margins to decline.

Performance fees may increase earnings volatility, which could decrease BlackRock’s stock price.

A portion of the Company’s revenues are derived from performance fees on investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns, causing earnings to be more volatile than if assets were not managed on a performance fee basis. The volatility in earnings may decrease BlackRock’s stock price. Performance fees represented $202.4 million, or 18.7%, of total revenue for the nine months ended September 30, 2006.

PART II — OTHER INFORMATION (continued)

Item 1A. Risk Factors (continued)

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses, such as the MLIM Transaction. In general, these strategies may not be effective and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues meaningful acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices and it may not be able to successfully integrate or realize the intended benefits from these acquisitions.

Risks Related to BlackRock’s Operations

Failure to maintain adequate infrastructure could impede the ability to support business growth.

BlackRock has experienced significant growth in its business activities as a result of the MLIM Transaction and other efforts. The Company is in the process of building out its infrastructure to integrate the MLIM business and to support continued growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an adequate infrastructure commensurate with expansion could impede the Company’s growth, which could cause the Company’s earnings or stock price to decline.

Our expansion into international markets increases our operational, regulatory and other risks.

BlackRock has dramatically increased its international business activities as a result of the MLIM Transaction and other efforts. As a result of such expansion, the Company faces increased operational, regulatory, reputational and foreign exchange rate risk. The failure of the Company’s systems of internal control to properly mitigate such additional risks, or of its operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions, which could cause the Company’s earnings or stock price to decline.

Failure to maintain a technological advantage could lead to a loss of clients and a decline in revenues.

A key element to continued success is the ability to maintain a technological advantage both in terms of operational efficiency and in providing the sophisticated risk analytics incorporated into BlackRock’s operating systems that support investment advisory and BlackRock Solutions clients. Moreover, the Company’s technological and software advantage is dependent on a number of third parties who provide it with various types of data. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to BlackRock Solutions clients. There can be no assurance that the Company will be able to maintain this technological advantage or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

Failure to implement effective information security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in our earnings or stock price.

BlackRock is dependent on the effectiveness of its information security policies, procedures and capabilities to protect its computer and telecommunications systems, and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack or a virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings or stock price.

PART II — OTHER INFORMATION (continued)

Item 1A. Risk Factors (continued)

Risks Related to the Recently Closed MLIM Transaction

The continuing integration of the MLIM business creates numerous risks and uncertainties that could adversely affect profitability.

The MLIM business and personnel are in the process of being integrated with BlackRock’s previously existing business and personnel. These transition activities are complex, and the Company may encounter unexpected difficulties, or incur unexpected costs, in any of them, including:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving expected synergies associated with the MLIM Transaction;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in replacing the support functions previously provided by Merrill Lynch to MLIM, including support and assistance in respect of risk management, financial and operational functions;

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and

•	challenges in attracting and retaining key personnel.

As a result, the Company may not be able to realize the expected revenue growth and other benefits that it hopes to achieve from the MLIM Transaction. In addition, BlackRock may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

Merrill Lynch is a primary distributor of BlackRock’s products, and the Company is therefore subject to risks associated with the business of Merrill Lynch.

Pursuant to a global distribution agreement entered into with Merrill Lynch in connection with the MLIM Transaction, Merrill Lynch distributes BlackRock’s asset management products and services through its various distribution channels and is a primary distributor of the Company’s products. The Company may not be successful in distributing products through Merrill Lynch or in distributing our products and services through other third party distributors, and the transfer of the MLIM business to BlackRock might have an adverse effect on Merrill Lynch’s ability to distribute, and on the costs of distributing, the Company’s existing products and services. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related expenses following the completion of the MLIM Transaction, BlackRock’s business, results of operations or financial condition may be adversely affected.

Loss of market share with Merrill Lynch’s Global Private Client group could harm operating results.

A significant portion of the revenue of the MLIM business has historically come from AUM generated by Merrill Lynch’s Global Private Client Group (“GPC”). At September 29, 2006, the GPC affiliated accounts of the MLIM business represented 20% of BlackRock’s AUM. BlackRock’s ability to maintain a strong relationship with GPC is material to the Company’s future performance. If one of the Company’s competitors gains significant additional market share within the GPC retail channel, then BlackRock’s business, results of operations or financial condition might be negatively impacted.

PART II — OTHER INFORMATION (continued)

Item 1A. Risk Factors (continued)

For so long as Merrill Lynch and PNC maintain certain levels of stock ownership, Merrill Lynch and PNC will vote as stockholders in accordance with the recommendation of the BlackRock’s board of directors, and certain actions will require special board approval or the prior approval of Merrill Lynch and PNC.

As a result of the stockholder agreements entered into with BlackRock and PNC and Merrill Lynch in connection with the MLIM Transaction, together with the Company’s ownership structure, stockholders may have no effective power to influence corporate actions. Merrill Lynch owns 45% of BlackRock’s issued and outstanding common stock, and approximately 49.3% of total capital stock on a fully-diluted basis, and PNC owns approximately 34% of BlackRock’s issued and outstanding capital stock.

Merrill Lynch and PNC have agreed to vote all of their shares in accordance with the recommendation of BlackRock’s board of directors to the extent consistent with the provisions of the Merrill Lynch stockholder agreement and the PNC implementation and stockholder agreement. As a consequence, matters submitted to a stockholder vote, including elections of directors, will be approved or disapproved solely in accordance with the determinations of the BlackRock board of directors, so long as the shares held by Merrill Lynch and PNC constitute a majority of the outstanding shares. This arrangement will have the effect of concentrating control over BlackRock in its board of directors, whether or not stockholders agree with any particular determination of the board.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could cause the Company’s earnings or stock price to decline. Additionally, BlackRock’s business may be adversely impacted by regulatory and legislative initiatives imposed by various U.S. and non-U.S. regulatory and exchange authorities, and industry participants that continue to review and, in many cases, adopt changes to their established rules and policies.

Failure to comply with the Investment Advisers Act and the Investment Company Act and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

Certain of BlackRock’s subsidiaries are registered with the SEC under the Investment Advisers Act and BlackRock’s U.S. mutual funds are registered with the SEC under the Investment Company Act. The Investment Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of any of BlackRock’s subsidiaries to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings or stock price to decline.

PART II — OTHER INFORMATION (continued)

Item 1A. Risk Factors (continued)

Failure to comply with ERISA regulations could result in penalties and cause the Company’s earnings or stock price to decline.

BlackRock’s asset management subsidiaries are subject to the Employee Retirement Income Security Act (“ERISA”) and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of BlackRock’s subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company’s earnings or cause its stock price to decline.

BlackRock is subject to banking regulations that may limit its business activities.

Because BlackRock is deemed an affiliate of PNC, a bank holding company, the Company is subject to general banking regulations that limit the activities and the types of businesses in which it may engage. Banking regulations may put the Company at a competitive disadvantage because most competitors are not subject to these limitations. As an affiliate of PNC, BlackRock is subject to the supervision, regulation and examination of the Federal Reserve Board (“FRB”). The Company is also subject to the broad enforcement authority of the FRB, including the FRB’s power to prohibit BlackRock from engaging in any activity that, in the FRB’s opinion, constitutes an unsafe or unsound practice in conducting the Company’s business. The FRB also may impose substantial fines and other penalties for violations of applicable banking regulations.

Legal proceedings could adversely affect operating results and financial condition for a particular period.

Many aspects of BlackRock’s business involve substantial risks of legal liability. The Company, including a number of the legal entities acquired in the MLIM Transaction, has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. Additionally, the investment funds that the Company manages are subject to lawsuits, any of which could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages. While Merrill Lynch has agreed to indemnify the Company for certain of the pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted. Liability for legal actions for which no indemnification is available could have a negative impact on results of operations and financial condition. See “Part II, Item I, Legal Proceedings.”

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended September 30, 2006, the Company made the following purchases of its shares of class A common stock that were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2006 through July 31, 2006	180,825		$129.21	180,825	—
August 1, 2006 through August 31, 2006	204	[2]	$125.43	—	2,100,000
September 1, 2006 through September 30, 2006	—		—	—	2,100,000

Total	181,029		$129.20	180,825

[1]	On January 21, 2004, the Company announced a two million share repurchase program. On August 2, 2006, the Company announced that it had made purchases of all two million shares under this program and that the Board has authorized a new program to purchase an additional 2.1 million shares.
[2]	Includes purchases made by the Company primarily to satisfy income tax withholding obligations of certain employees.

PART II — OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of the Stockholders

The 2006 special meeting of the stockholders of Old BlackRock, Inc. was held on September 25, 2006 for the purpose of considering and acting upon the following items. Old BlackRock’s class A common stockholders and class B common stockholders voted together as a single class on each proposal considered at the special meeting. Class B common stockholders also voted separately as a class on the adoption of the Transaction Agreement and the approval of the MLIM Transaction and on each proposal relating to the adoption of provisions of the BlackRock certificate of incorporation. Each share of class A common stock was entitled to one vote and each share of class B common stock was entitled to five votes.

(1) Proposed MLIM Transaction. Eight matters were approved and the votes cast for or against and the abstentions were as follows:

Aggregate Votes
For	Against	Abstained

1.      On the proposal to adopt the transaction agreement and plan of merger, dated as of February 15, 2006 by and among Merrill Lynch & Co., Inc., Old BlackRock, BlackRock and BlackRock Merger Sub, Inc. and the approval of the merger contemplated thereby, pursuant to which BlackRock Merger Sub, Inc. was merged with and into Old BlackRock, with Old BlackRock surviving the merger as an indirect wholly owned subsidiary of BlackRock, and in which each share of issued and outstanding Old BlackRock class A common stock and each share of issued and outstanding BlackRock class B common stock was converted into one share of common stock of BlackRock.

228,240,600	2,565	10,242

Aggregate Votes
For	Against	Abstained

2.      On the proposal to adopt in consideration for its contribution to BlackRock of the entities and assets that constitute its investment management business, the approval of issuance by BlackRock to Merrill Lynch of 65 million shares of capital stock of BlackRock, subject to adjustment, which was divided between shares of BlackRock common stock and shares of newly-issued non-voting series A convertible participating preferred stock, such that Merrill Lynch will hold no more than 45% of the voting power of BlackRock and no more than 49.8% of the total capital stock of BlackRock on a fully-diluted basis following the completion of the transactions.

228,230,344	6,729	16,334

PART II — OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of the Stockholders (continued)

	Aggregate Votes
	For	Against	Abstained
3. On the proposal to adopt the provisions in BlackRock’s certificate of incorporation and by-laws that state that, except as otherwise provided by law or the stockholders agreement with Merrill Lynch and PNC, at all meetings of the board of directors, a majority of the entire board of directors shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors.	228,173,137	64,278	15,992

	Aggregate Votes
	For	Against	Abstained
4. On the proposal to adopt the provisions in BlackRock’s certificate of incorporation and by-laws that provide that the certificate of incorporation and by-laws may only be amended or modified in accordance with the provisions of the stockholder agreement with Merrill Lynch and the implementation and stockholders agreement with PNC, each of which was entered into in connection with the transactions described in Proposals 1 and 2.	228,174,477	63,652	15,278

	Aggregate Votes
	For	Against	Abstained
5. On the proposal to adopt the provisions in BlackRock’s certificate of incorporation authorizing 1 billion shares of capital stock, including 500 million shares of common stock and 500 million shares of preferred stock.	228,087,988	153,739	11,680

PART II — OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of the Stockholders (continued)

	Aggregate Votes
	For	Against	Abstained
6. On the proposal to adopt the provisions in BlackRock’s certificate of incorporation and by-laws permitting action by written consent of stockholders if such action has been approved in advance by the board of directors.	228,025,134	198,975	29,297

	Aggregate Votes
	For	Against	Abstained
7. On the proposal to adopt the provisions in BlackRock’s certificate of incorporation and by-laws permitting the number of directors on BlackRock’s board of directors to be changed by a vote of a majority of the entire board of directors.	228,139,253	82,192	31,962

	Aggregate Votes
	For	Against	Abstained
8. On the proposal to adopt a provision in BlackRock’s certificate of incorporation providing that BlackRock will be subject to Section 203 of the General Corporation Law of the State of Delaware, which governs certain business combinations with interested stockholders.	228,127,350	92,120	33,937

PART II — OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of the Stockholders (continued)

(2) Compensation Plan. One matter was approved and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
9. On the proposal to adopt an amendment to the BlackRock, Inc. 1999 Stock Award and Incentive Plan to increase the number of shares of Old BlackRock class A common stock authorized for issuance under the incentive plan from 14,000,000 to 17,000,000 shares.	227,370,939	568,477	28,901

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.), which is the predecessor of BlackRock.

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., the Registrant (formerly named New BlackRock, Inc. and previously named New Boise, Inc.), Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of the registrant.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among the Registrant, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(10)	Employment Agreement, between Old BlackRock and Laurence D. Fink, dated October 10, 2002. +

10.26(11)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(11)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(12)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., the Registrant (formerly named New BlackRock, Inc. and previously named New Boise, Inc.) and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and the Registrant (formerly named New BlackRock, Inc. and previously named New Boise, Inc.).

10.32(2)	Letter to Robert C. Doll.

10.33(13)	Global Distribution Agreement, dated as of September 29, 2006, by and between the Registrant and Merrill Lynch & Co., Inc.

10.34(13)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(12)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(13)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
+	Denotes compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Steven E. Buller
Date: November 14, 2006		Steven E. Buller
Managing Director & Chief Financial Officer

EXHIBIT INDEX

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.), which is the predecessor of BlackRock.

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., the Registrant (formerly named New BlackRock, Inc. and previously named New Boise, Inc.), Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of the registrant.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

Exhibit No.	Description
10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among the Registrant, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(10)	Employment Agreement, between Old BlackRock and Laurence D. Fink, dated October 10, 2002. +

10.26(11)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(11)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(12)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., the Registrant (formerly named New BlackRock, Inc. and previously named New Boise, Inc.) and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and the Registrant (formerly named New BlackRock, Inc. and previously named New Boise, Inc.).

10.32(2)	Letter to Robert C. Doll.

10.33(13)	Global Distribution Agreement, dated as of September 29, 2006, by and between the Registrant and Merrill Lynch & Co., Inc.

10.34(13)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

Exhibit No.	Description
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(12)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(13)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
+	Denotes compensatory plans.