Form 10-K
period 2006-12-31
BlackRock Inc.
filed 2007-03-13
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33099

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0174431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY 10022

(Address of principal executive offices)

(212) 810-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $2.2 billion. There is no non-voting common stock of the registrant outstanding.

As of March 9, 2007, there were 116,332,365 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2007 annual meeting of stockholders to be held on May 23, 2007 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Index to Form 10-K

Part I

Item 1.	BUSINESS

Overview

BlackRock Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.125 trillion of assets under management (“AUM”) at December 31, 2006. Assets are managed on behalf of retail and institutional clients in a variety of fixed income, equity and balanced, cash management and alternative investment strategies. In addition, BlackRock provides investment system, risk management, advisory and transition management services to a select number of global institutional investors.

On September 29, 2006, Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business (the “MLIM Business,” formerly named Merrill Lynch Investment Managers or “MLIM”), to the Company. In exchange for this contribution, BlackRock issued to Merrill Lynch 52,395,082 shares of common stock and 12,604,918 shares of Series A non-voting participating preferred stock. Immediately following the closing, Merrill Lynch owned 45% of the voting common stock and approximately 49.3% of the fully-diluted capital stock of the combined company (such transactions, collectively, are referred to as the “MLIM Transaction”). The PNC Financial Services Group, Inc. (“PNC”), which owned approximately 69% of the total capital stock of the Company immediately prior to the MLIM Transaction, owned approximately 34% of the total capital stock of the Company immediately following the closing.

BlackRock closed 2006 with AUM of $1.125 trillion, up $133.0 billion over year-end pro forma 2005 combined (BlackRock and MLIM) AUM of $991.6 billion. Net new business accounted for $60.5 billion, or 46%, of the total increase. Over the past five years, BlackRock’s AUM has increased by 371.4%, including net inflows of $150.4 billion, market appreciation of $96.5 billion and acquired AUM of $639.1 billion.

Assets Under Management

By Asset Class

(Dollars in millions)	2006	2005	2004	2003	2002	2001	5 Year CAGR
Fixed Income	$455,931	$303,928	$240,709	$214,356	$175,586	$135,242	27.5%
Equity and Balanced	392,708	37,303	14,792	13,721	13,464	18,280	84.7%
Cash Management	227,849	86,128	78,057	74,345	78,512	79,753	23.4%
Alternative Investments	48,139	25,323	8,202	6,934	5,279	5,309	55.4%

Total	$1,124,627	$452,682	$341,760	$309,356	$272,841	$238,584	36.4%

BlackRock increased the diversification of its product offerings through the MLIM Transaction. At December 31, 2006, fixed income products represented 41%, equity and balanced products 35%, cash management products 20% and alternative investment products 4% of BlackRock’s total AUM. Similarly, BlackRock achieved greater balance in its client base through the MLIM Transaction. At year-end 2006, 69% of AUM were managed for institutions and 31% for retail investors. The Company’s global scope also was enhanced by the MLIM Transaction. At December 31, 2006, 66% of BlackRock assets were managed for U.S. investors and 34% for international clients. In addition, the Company continued to expand its BlackRock Solutions® products and related services, which achieved aggregate revenue growth of 20% in 2006.

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last six years are shown below:

Selected GAAP Financial Results

(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002	2001	5 Year CAGR
Revenue	$2,097,976	$1,191,386	$725,311	$598,212	$576,977	$533,144	31.5%
Operating income	$471,800	$340,541	$165,798	$228,276	$215,139	$170,176	22.6%
Net income	$322,602	$233,908	$143,141	$155,402	$133,249	$107,434	24.6%
Diluted earnings per share	$3.87	$3.50	$2.17	$2.36	$2.04	$1.65	18.7%
Cash, cash equivalents and investments	$3,257,878	$782,891	$685,170	$550,864	$465,793	$325,577	57.6%

Other Non-GAAP Data

(Dollars in thousands, except per share amounts)	2006[1]	2005[1]	2004[1]	2003[2]	2002[2]	2001[3]	5 Year CAGR
Operating income, as adjusted	$707,598	$408,448	$263,311	$231,417	$213,729	$170,176	32.9%
Net income, as adjusted	$444,703	$269,622	$177,709	$155,402	$133,249	$107,434	32.8%
Diluted earnings per share, as adjusted	$5.33	$4.03	$2.69	$2.36	$2.04	$1.65	26.4%

[1]	See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.
[2]

Operating income, as adjusted in 2003 and 2002, excludes compensation expense related to deferred compensation plan asset appreciation (depreciation) of $3,141 and ($1,410), respectively. Management has excluded this expense from operating income, as adjusted, because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact on net income. No adjustments were made to net income in 2003 and 2002. Such amounts are shown in the non-GAAP table for comparative purposes only.

[3]	No non-GAAP adjustments were made to 2001 GAAP operating income or net income. Such amounts are shown in the non-GAAP table for comparative purposes only.

See additional information in Item 6, Selected Financial Data.

While BlackRock reports its financial results using accounting principles generally accepted in the United States of America (“GAAP”), management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess the Company’s ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Certain prior year non-GAAP data has been restated to conform to current year presentation.

Item 1.	BUSINESS (continued)

Overview (continued)

GAAP reported operating income includes all compensation related expenses associated with BlackRock’s 2002 Long-Term Retention and Incentive Plan (“LTIP”), certain one-time costs related to the integration of the MLIM Transaction in 2006, certain costs associated with the SSRM Holdings, Inc. (“SSR”) acquisition in 2005, a one-time fee sharing payment in 2006 relating to the SSR acquisition, compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans and compensation charges which the Company anticipates will be reimbursed by Merrill Lynch in the future. Operating income, as adjusted (a non-GAAP measure), excludes the portion of the LTIP expense associated with awards met by the distribution to participants of shares of BlackRock common stock previously held by PNC because, exclusive of the impact related to LTIP participants’ put options, these charges have not impacted BlackRock’s book value. A detailed discussion of the LTIP is included in Note 13 to the consolidated financial statements beginning on page F-1 of this Form 10-K. MLIM Transaction and SSR acquisition costs consist principally of certain professional fees and compensation costs related to those transactions. Also included in MLIM Transaction costs are rebranding costs. MLIM Transaction and SSR acquisition costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. The 2006 fee sharing payment has been excluded from operating income, as adjusted, because it represents a non-recurring payment pursuant to the SSR acquisition agreement, which, while impacting BlackRock’s book value, is not representative of BlackRock’s core business. Compensation expense associated with the appreciation of assets related to BlackRock’s deferred compensation plans has been excluded from operating income, as adjusted, because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact on net income. Compensation charges to be reimbursed by Merrill Lynch have been excluded from operating income, as adjusted, because these charges are not expected to impact BlackRock’s book value. Bonus expense related to the Company’s sale of its equity interest in Trepp, LLC has been deemed to be non-recurring by management and has been excluded from operating income, as adjusted, in 2004 to help ensure the comparability of this information to subsequent reporting periods.

GAAP reported net income and GAAP diluted earnings per share include certain charges and gains, the after-tax impact of which management considers non-recurring and, therefore, excludes in assessing ongoing profitability. Net income and diluted earnings per share, as adjusted (a non-GAAP measure), excludes the after-tax impact of LTIP expense to be funded by PNC, MLIM Transaction costs, SSR acquisition costs, Merrill Lynch compensation contribution, gains recognized on the release of reserves related to New York State and New York City tax audits and a net gain recognized on the sale of BlackRock’s equity interest in Trepp, LLC.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a detailed reconciliation of GAAP reported operating income, net income and diluted earnings per share to adjusted non-GAAP operating income, net income and diluted earnings per share.

Item 1.	BUSINESS (continued)

Products

BlackRock offers a wide variety of fixed income, equity and balanced, cash management and alternative investment products. Revenue from these products primarily consists of advisory fees, typically structured as a percentage of AUM and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets. BlackRock also offers risk management, investment system outsourcing, financial advisory and transition management services to institutional investors under the BlackRock Solutions brand name.

The MLIM Transaction increased BlackRock’s product offerings. The Company now offers bond portfolios denominated in U.S. dollars, pounds sterling, euros, yen and Australian dollars. MLIM’s equity capabilities were substantially broader than BlackRock’s, and the combined platform spans global markets, styles and capitalization ranges. BlackRock also expanded its alternative investment capabilities, adding real estate expertise in Australia and the U.K., single strategy hedge funds and private equity and hedge funds of funds, as well as deeper capabilities in portable alpha strategies, liability driven investing and multi-asset class solutions.

Fixed Income

BlackRock offers a wide range of fixed income products across various bond markets and sectors as well as various maturities along the yield curve. BlackRock designs portfolios to meet specific client risk and return profiles. BlackRock’s fixed income AUM grew 50% year-over-year to $455.9 billion, including $132.8 billion of assets acquired in the MLIM Transaction.

BlackRock applies a consistent style to all fixed income strategies, emphasizing controlled duration and active sector rotation. All bond portfolios are managed by BlackRock’s fixed income team, which is comprised of regional and sector specialists as well as credit and quantitative analysts, all of whom work closely together to share information, formulate investment themes and implement specific strategies in accordance with each portfolio’s investment objectives and guidelines. They are supported by extensive analytical tools and a shared research database that includes reports from both equity and credit analysts throughout the Company. Investment operations are facilitated by Aladdin®, BlackRock’s proprietary enterprise investment system, which integrates risk analytics and information processing capabilities to support efficient workflow, and by an experienced team of operations, administration and compliance professionals.

BlackRock’s fixed income portfolio management team seeks competitive investment performance by consistently employing a disciplined process designed to add incremental returns in excess of benchmarks. While competitive performance is key, ensuring that portfolio risks are consistent with client objectives is paramount. Approximately 92% percent of BlackRock’s institutional composites outperformed their benchmarks for the one-year period, and 100% for the three- and five-year periods, ended December 31, 2006.*

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income (continued)

The MLIM Transaction accelerated the Company’s expansion into the international fixed income market. Global bond mandates grew from $20.4 billion at year-end 2005 to $38.0 billion at year-end 2006. In addition, the merger increased local market capabilities with the addition of established investment teams in London, Sydney and Tokyo, bringing assets in these strategies to $32.6 billion. Capabilities in distressed, high yield, municipal bonds and credit research were also strengthened.

Net new business in fixed income totaled $3.0 billion, a slower rate of growth than historical experience due in part to a slowdown in institutional investor activity given persistent low rates in the United States, consultant wariness of the MLIM Transaction and a number of account terminations in connection with client mergers and decisions to internalize asset management. In the face of these challenges, BlackRock sustained positive momentum in key products, including core, global and local currency strategies, which contributed $5.9 billion of net inflows during the year. The varied rates of growth and expansion of the product line have enhanced diversification of fixed income AUM. Core bond mandates, for example, have grown at a compound annual rate of 17% over the past five years to $132.2 billion at December 31, 2006. Targeted duration portfolios have increased from 27% to 29% since 2001, and global bond mandates expanded from 0.4% to 8% of total fixed income assets over the same period.

The Company also further diversified its fixed income client base geographically as non-U.S. investors allocated capital to the global bond markets. At December 31, 2006, 68% of fixed income AUM was managed for U.S. investors and 32% for non-U.S. investors. During 2006, international clients awarded BlackRock with $7.4 billion of net inflows, while U.S. clients had $4.4 billion of net outflows due to client mergers and product maturities. Although the fixed income business remains predominantly institutional (82% of total bond AUM), significant retail assets were added with the MLIM Transaction. Net new business across all institutional clients globally was $3.2 billion during the year, while the retail channel experienced outflows of $167 million.

Equities and Balanced

BlackRock closed 2006 with equity and balanced AUM of $392.7 billion. The MLIM Transaction dramatically changed BlackRock’s equity platform. In addition to U.S., international and emerging market offerings, the combined Company manages equity portfolios with strategies specific to the United Kingdom, Europe, Japan and Australia. BlackRock’s equity professionals serve global investors from offices in New York, London, Boston, Edinburgh, Hong Kong, Melbourne, Philadelphia, Princeton, Singapore and Tokyo. The growth in BlackRock’s equity AUM was the result of $10.7 billion of net new business, $314.4 billion of assets acquired in the MLIM Transaction and favorable equity markets over the course of the year.

The Company’s equity products, which cover a range of risk profiles, employ primarily either an active quantitative approach or an active fundamental approach, both of which seek to add value principally through stock selection. The Company’s quantitative strategies employ sophisticated, proprietary models to drive the investment process. The firm’s fundamental strategies emphasize in-depth company and industry research as well as macro-economic analysis as the basis for stock selection. Portfolios are managed by distinct teams that each invest according to their own philosophy, process and style and all benefit from shared information and a common trading, systems, operations, administration and compliance platform.

Item 1.	BUSINESS (continued)

Products (continued)

Equities and Balanced (continued)

BlackRock’s diversified equity platform is reflected in its client and channel mix, as well as its product mix. At December 31, 2006, 48% of the Company’s total equity and balanced AUM, or $187.8 billion, were managed for U.S. investors and 52%, or $204.9 billion, were managed for non-U.S. investors. In addition, BlackRock’s channel mix was well balanced with 45% of assets managed on behalf of institutions and 55% managed on behalf of retail and high net worth investors. Notwithstanding the MLIM Transaction, most of BlackRock’s investment teams sustained strong performance track records. Approximately 66% of the Company’s equity mutual fund assets ranked in the top two peer group quartiles for the one-year period ended December 31, 2006* and over 70% ranked in the top two peer group quartiles for the three- and five-year periods ended December 31, 2006.*

Cash Management

BlackRock is a leading provider of cash management products with $227.8 billion in global cash management AUM at December 31, 2006, including a variety of money market funds and customized portfolios. AUM in these strategies increased $141.7 billion, or 165%, during 2006, including $127.7 billion of assets added in the MLIM Transaction. Net new business totaled $12.4 billion during the year across a variety of products.

In addition to the MLIM Transaction, a number of factors contributed to BlackRock’s growth in cash management assets during 2006. A continued neutral stance by the Federal Reserve Bank and a flat U.S. yield curve contributed to favorable flows in institutional liquidity products. Competitive performance and an abiding focus on client service were also vital to ongoing new business efforts. For the year ended December 31, 2006, 89% of BlackRock’s U.S. institutional money market fund assets ranked in the top two Lipper peer group quartiles.* Finally, the Company’s expanded product set, which includes enhanced yield strategies and a suite of non-U.S. cash management products that were added in the MLIM Transaction, helped to bolster BlackRock’s already strong cash management platform.

BlackRock’s cash management activities are primarily conducted on behalf of U.S. clients, although there is increasing demand among international clients for similar products. At December 31, 2006, cash management AUM for U.S. investors reached $213.5 billion and assets from international investors were $14.3 billion. For 2006, net inflows from U.S. investors totaled $10.4 billion and $2.0 billion was raised from international investors. Institutional clients represent the largest percentage of BlackRock’s cash management platform with $174.5 billion of assets at December 31, 2006. Retail client cash management assets have grown from $3.1 billion at year-end 2005 to $53.3 billion at year-end 2006, largely as a result of the MLIM Transaction.

Alternative Investment Products

BlackRock’s alternative investment strategies are designed to provide enhanced returns with the same or less risks as the broad equity and bond markets or returns with low correlations to the broad equity and bond markets and, in many cases, employ actual or structural leverage in an effort to enhance returns. The Company’s offerings include real estate products, structured debt products, fixed income and equity hedge funds, hedge funds of funds, private equity funds and funds of funds, and multi-asset class products. The MLIM Transaction significantly increased the global profile of the Company’s alternatives business, both in terms of products and distribution, positioning BlackRock as a leading worldwide provider of alternative investment products. During 2006, total assets managed in alternative investments increased by $22.8 billion to $48.1 billion at December 31, 2006. The MLIM Transaction added $14.2 billion of alternatives AUM as of the closing date.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investment Products (continued)

BlackRock’s real estate platform continued to expand, growing to $20.6 billion at year-end 2006. Growth was led by $5.7 billion of net inflows and $4.2 billion of assets acquired in the MLIM Transaction. Growth was driven in part by acquisition activity during the year. Notably in the fourth quarter of 2006, BlackRock and Tishman-Speyer formed a joint venture to acquire Peter Cooper Village and Stuyvesant Town, the largest apartment complex in New York City, from MetLife, Inc. (“MetLife”) for $5.4 billion. The MLIM Transaction added non-U.S. property products managed by teams in Australia and the United Kingdom, key additions to BlackRock’s growing global real estate platform.

Fixed income sector specialists manage $13.2 billion of assets in collateralized debt obligations (“CDOs”) as of December 31, 2006. During the year, BlackRock added $3.7 billion of assets through the issuance of six new CDO vehicles. BlackRock’s fixed income team also manages a number of alternative investment strategies using the same investment process that supports traditional bond portfolios. Assets in fixed income hedge funds, commodities portfolios and long-only absolute return strategies totaled $4.4 billion at December 31, 2006.

The Company’s equity hedge funds and hedge funds of funds AUM grew to $5.8 billion at December 31, 2006, including $3.2 billion of assets in products added at the closing of the MLIM Transaction. These products are managed by experienced teams in New York, Boston and London. BlackRock also enhanced its private equity offerings in 2006. In addition to BlackRock Kelso Capital Corporation, a business development company advised by BlackRock Kelso Capital Advisors LLC in which the Company has a 36.5% ownership interest, BlackRock now offers private equity funds of funds and has staffed a team investing directly in private equity. At December 31, 2006, assets in these products totaled $3.4 billion.

BlackRock Solutions

Since its formation, BlackRock has developed and maintained proprietary investment systems to support its business. These capabilities are offered under the brand name, BlackRock Solutions. In 2006, BlackRock Solutions’ revenues from system outsourcing, risk management, advisory, transition and investment services increased by 20% in the aggregate to $148.0 million. During the year, 17 net new assignments were added. By year-end 2006, BlackRock Solutions had completed three system implementations and had three implementations in process. BlackRock’s Aladdin® platform was selected by two official institutions, a validation of efforts to expand the Company’s global business for BlackRock Solutions. In addition, the advisory team added 17 and completed 18 short-term assignments. In 2006, BlackRock Solutions surpassed the milestone of having over 100 distinct assignments for more than 90 clients, while at the same time being extensively involved in the conversion of MLIM’s global fixed income and U.S. equity portfolios to the Aladdin platform.

BlackRock Solutions’ core products consist of tools that support the investment process. These include Aladdin and a variety of other proprietary analytical tools for clients that do not require all of the functionality of the enterprise system. In addition, BlackRock Solutions offers a variety of risk management and financial advisory services. In 2006, BlackRock Solutions was retained on six net new Aladdin assignments and seven net new long-term risk management and advisory assignments. BlackRock Solutions also provides investment accounting outsourcing, typically bundled with asset management services, as well as ancillary outsourcing services, such as performance measurement and middle and back office trade support, for clients who wish to extend their relationships. BlackRock Solutions added four net new investment accounting relationships in 2006. Finally, as a result of the MLIM Transaction, BlackRock Solutions now offers transition management services.

At year-end 2006, BlackRock Solutions had been retained for numerous services, including 21 Aladdin assignments, 63 risk management and advisory assignments and 25 outsourcing assignments. BlackRock Solutions provided these services for a well-diversified list of clients including banks, insurance companies, broker dealers, asset managers and hedge funds, pensions, endowments and foundations and other financial institutions.

Item 1.	BUSINESS (continued)

Product Performance Notes

Past performance is no guarantee of future results. Mutual fund performance data is net of fees and expenses, assumes the reinvestment of dividends and capital gains distributions. BlackRock waives certain fees, without which performance would be lower. Investments in mutual funds are neither insured nor guaranteed by the U.S. government. Relative peer group performance is based on quartiles from Lipper Inc. for U.S. funds and Standard & Poor’s for non-U.S. funds. Rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile and funds with returns in the next 25% of a peer group are in the second quartile. Some funds have less than five years of performance.

Composites Performance: Investment performance does not reflect the deduction of advisory fees and other expenses, which will reduce performance results and the return to investors. All performance results assume reinvestment of dividends, interest and/or capital gains. Some composites have less than five years of performance.

Clients

BlackRock serves a diverse universe of institutional and retail investors globally. Products are offered both directly and through financial intermediaries. BlackRock seeks to distinguish itself by using its enhanced global perspective and scale to benefit clients and help them creatively solve problems. In 2006, clients turned to BlackRock for a variety of services. At year-end, the Company’s AUM had grown to $1.125 trillion, up $133.0 billion over year-end 2005 pro forma combined AUM of $991.6 billion (BlackRock and MLIM). In investment management, the Company was awarded $60.5 billion of combined net new business from new and existing clients, $27.7 billion of which was reported as “acquired AUM” in connection with the MLIM Transaction. Net inflows were well diversified geographically as well as by client type. During the year, the Company was also retained on 17 net new BlackRock Solutions assignments.

The international business that MLIM brought to the new organization gave BlackRock a significantly expanded global presence. The MLIM Transaction added $238.4 billion of AUM managed on behalf of non-U.S. investors bringing total assets managed for international clients to $383.3 billion at December 31, 2006. During the year, BlackRock was awarded $15.5 billion of net new business from non-U.S. clients in over 50 countries. New business efforts encompass direct calling on institutional investors and their consultants, as well as wholesale distribution of funds and unit trusts through broker dealers and other financial intermediaries. International clients are served by employees in over 25 offices across the globe.

BlackRock also serves a large and growing base of U.S. investors. In 2006, net new business from U.S. clients totaled $17.3 billion across a wide range of products, increasing total assets managed for U.S. investors to $741.3 billion at year-end. Client channels served include pension and other tax exempt clients, insurance and other taxable investors, institutional cash management and institutional and retail fund investors. The professionals serving these clients are primarily based in the Company’s New York, Boston, Princeton (New Jersey), Florham Park (New Jersey), San Francisco and Wilmington (Delaware) offices.

BlackRock’s asset base is also diversified by the types of clients served. At December 31, 2006, BlackRock managed $772.1 billion, or 69% of total AUM, on behalf of institutional investors and $352.5 billion, or 31% of total AUM, on behalf of retail and high net worth clients globally. During the year, institutional investor AUM grew $363.5 billion with $23.5 billion coming from net new business across client segments and $305.9 billion of assets contributed from the MLIM Transaction. Institutional clients served include tax-exempt, taxable, institutional cash management and institutional fund investors.

Item 1.	BUSINESS (continued)

Clients (continued)

Assets managed for tax-exempt institutions, including defined benefit and defined contribution pension plans, foundations, endowments and other non-profit organizations, increased 94% to $352.7 billion at December 31, 2006. For the year, net new business from these investors totaled $15.3 billion. BlackRock works with pension plan sponsors and their consultants to address changing asset allocation strategies and to consider appropriate investment opportunities. Management believes that these clients increasingly demonstrate a preference for more services from fewer managers and that BlackRock can benefit from this trend. In addition, management believes a more robust mutual fund family should be of interest to defined contribution plans and smaller institutional investors, while expanded alternative investment offerings should appeal to foundations and endowments.

AUM for taxable institutions worldwide increased 68% during the year to $240.5 billion at year-end 2006. The MLIM Transaction added $88.7 billion of assets to this channel. The Company’s insurance business encompasses customized investment management, specialized risk management and accounting services. BlackRock is one of the largest managers of insurance assets worldwide, benefiting from an ongoing trend toward investment outsourcing. This business is, however, subject to event risk arising from insurance company mergers as well as client decisions to internalize asset management. In 2006, outflows resulting from such one-time events totaled $7.0 billion, which exceeded $5.9 billion of net inflows from other taxable institutions throughout the year.

At year-end 2006, AUM in institutional cash management products were $174.5 billion, up 110% from December 31, 2005. New business efforts produced $9.4 billion of net inflows and the MLIM Transaction added $81.1 billion of assets at closing. BlackRock continually seeks ways to provide innovative cash management solutions to clients. In 2006, these efforts focused on helping clients identify opportunities to more profitably invest in a low rate environment, while assuming relatively little additional risk. BlackRock also focuses on providing flexible and responsive client service, which is conducted through its call center and online account management tools. Management believes that these efforts, together with competitive yields on the Company’s products, will enable BlackRock to better withstand volatility in asset flows, build its client base and increase market share over time.

The investment and risk management expertise that BlackRock brings to the management of institutional products is also available globally through separate accounts, open-end and closed-end funds, offshore funds, unit trusts and alternative investment vehicles for individual investors. The scope and scale of the Company’s retail business were substantially enhanced through MLIM’s substantial base of U.S. mutual funds and separately managed account offerings and industry-leading international mutual fund platform. As of December 31, 2005, MLIM managed $222.7 billion and $65.3 billion for U.S. and international retail investors, respectively. At December 31, 2006, the combined firm managed $352.5 billion of assets on behalf of retail and high net worth investors worldwide, including $247.6 billion for investors based in the U.S. and $104.9 billion for international individuals. Aggregate growth of $308.5 billion year-over-year includes $9.3 billion in combined net inflows during 2006. Of this total, $7.4 billion was raised from U.S. retail and high net worth clients and we closed the year with $247.6 billion under management for these investors. Net new business from international retail clients totaled $1.9 billion, driving an increase in total international retail AUM to $104.9 billion at year-end.

Item 1.	BUSINESS (continued)

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. BlackRock has grown aggregate AUM and management believes that the Company will continue to do so by focusing on strong investment performance and client service and by developing new products and new distribution capabilities. Many of the Company’s competitors, however, have greater financial or marketing resources and better brand name recognition than BlackRock, particularly in retail channels and outside the United States. These factors may place BlackRock at a competitive disadvantage and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and attract new business will be successful.

Geographic Information

Subsequent to the MLIM Transaction, BlackRock had clients in over 50 countries, primarily the United States, the United Kingdom, Japan and Australia.

The following chart shows the Company’s revenues and long lived assets including investments, separate account assets, in Europe of $4.3 billion, property and equipment and other assets by region for the year ended December 2006. These amounts are aggregated on a legal entity basis and do not necessarily reflect, in all cases, where the customer is sourced or the asset is physically located.

(in millions)	United States	Europe	Other	Total
Revenues	$1,715.2	$309.1	$73.7	$2,098.0
Long-Lived Assets	$2,065.5	$4,529.9	$16.8	$6,612.2

The Company’s revenues and long-lived assets in Europe are primarily generated and held, respectively, in the United Kingdom and include $4.3 billion of separate account assets held by the Company’s registered life insurance subsidiary, which are held by the company on behalf of clients and are entirely offset by a corresponding separate account liability. Other primarily represents revenues and assets from the Company’s subsidiaries in Japan and Australia.

Employees

At December 31, 2006, BlackRock had a total of 5,113 full-time employees, including 447 of Realty whose salaries are fully reimbursed by certain real estate funds. Of all full-time employees, 1,474 represent employees located in offices outside the United States.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered and unregistered investment companies and PNC’s bank subsidiaries and their customers. Under these laws and regulations, agencies that regulate investment advisers and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

U.S. Regulation

Certain of BlackRock’s U.S. subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (the “SEC”), the Department of Labor, the Board of Governors of the Federal Reserve System (the “FRB”), the National Association of Securities Dealers (the “NASD”), the Commodity Futures Trading Commission (the “CFTC”) and other regulatory bodies.

The Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940, as amended (the “Investment Company Act”), imposes similar obligations on registered investment companies, as well as detailed operational requirements on investment advisers such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. In addition, in recent years, the SEC and other governmental agencies have been investigating the mutual fund industry. During this time, the SEC adopted various rules, the effect of which has been to further regulate the mutual fund industry and has imposed on BlackRock additional compliance obligations and costs for fulfilling such obligations.

BlackRock’s subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

BlackRock has two subsidiaries that are registered as commodity pool operators and commodity trading advisers, and one additional subsidiary registered as only a commodity pool operator, with the CFTC. All three of these subsidiaries are members of the National Futures Association (the “NFA”). The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments in which certain BlackRock clients may invest. One of BlackRock’s other subsidiaries, BlackRock Investments, Inc. (“BII”), is registered with the SEC as a broker-dealer and is a member-firm of the NASD. BII’s NASD membership agreement limits its permitted activities to the sale of investment company securities, certain private placements of securities, and certain investment banking and financial consulting activities. Although BII has limited business activities, it is subject to the customer dealing, reporting and other requirements of the NASD, as well as the net capital and other requirements of the SEC. As a result of the MLIM Transaction, BII is in the process of filing an application with the New York Stock Exchange (“NYSE”) to become an approved person, which would subject BII’s operations to NYSE regulation.

Item 1.	BUSINESS (continued)

Regulation (continued)

Non-U.S. Regulation

BlackRock’s international operations are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. As BlackRock has expanded its international business, a number of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States.

The Financial Services Authority (the “FSA”) regulates BlackRock’s subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom pursuant to the Financial Services and Markets Act 2000. The FSA’s rules govern a firm’s capital, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. In addition, these subsidiaries and other European subsidiaries or branches must comply with the pan-European regime established by the Investment Services Directive which regulates the provision of investment services throughout the European Economic Area.

In Japan, certain of BlackRock subsidiaries are subject to the Law Concerning the Regulation of Investment Advisory Business Pertaining to Securities (“IABL”) and the Law Concerning Investment Trusts and Investment Corporations (“ITICL”). These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance with these laws including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of the registration or license granted under the IABL and ITICL.

BlackRock’s Australian-based subsidiary is subject to various Australian federal and state laws and is regulated primarily by the Australian Securities and Investments Commission (the “ASIC”). The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of BlackRock’s license in Australia.

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries are authorized to conduct business, including Taiwan, Hong Kong, Singapore, Luxembourg and The Netherlands.

U.S. Banking Regulation

PNC is a bank holding company and a “financial holding company” regulated by the FRB under the Bank Holding Company Act. Since PNC’s ownership interest in BlackRock exceeds 25%, BlackRock is deemed to be a non-bank subsidiary of PNC and therefore subject to most banking laws, regulations and orders that are applicable to PNC and consequently to the supervision, regulation, and examination of the FRB. PNC and its subsidiaries are also subject to the jurisdiction of various state and federal “functional” regulators. The supervision and regulation of PNC and its subsidiaries is intended primarily for the protection of PNC’s banking subsidiaries, their depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, rather than for the protection of stockholders or creditors of PNC or BlackRock. PNC’s relationships and good standing with its regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Banking Regulation (continued)

BlackRock generally may conduct only activities that are authorized for a “financial holding company” under the Bank Holding Company Act. Subject to applicable law and regulatory interpretations, investment management is one such authorized activity. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations. The FRB has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. PNC and its subsidiaries are also subject to examination by various banking regulators, which results in non-public examination reports and ratings that can impact the conduct and growth of BlackRock’s businesses.

The FRB has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the FRB’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting its business, and to impose substantial fines and other penalties.

Any failure of PNC to maintain its status as a financial holding company could result in the imposition of substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of PNC’s bank subsidiaries to remain “well capitalized,” by an examination downgrade of PNC or its bank subsidiaries, or by any failure of PNC’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act.

Other Regulation

BlackRock is subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. Similarly, many of BlackRock’s subsidiaries outside the United States are subject to comparable rules and regulations with respect to anti-money laundering. BlackRock has established policies and procedures designed to ensure compliance with all applicable anti-money laundering laws and regulations.

Additional legislation, changes in rules promulgated by our regulators and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of BlackRock. The profitability of BlackRock also could be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Item 1.	BUSINESS (continued)

Available Information

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of–charge, on or through its website at http://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation Committee and Nominating and Governance Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 40 East 52nd Street, New York, New York 10022. Investors may read and copy any document BlackRock files at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.	RISK FACTORS

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, BlackRock’s business, financial condition or results of operations could be materially adversely affected, however, by any of the following risks.

Item 1A.	RISK FACTORS (continued)

Risks Related to BlackRock’s Business and Competition

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

The ability to attract and retain quality personnel has contributed significantly to BlackRock’s growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive. Key employees may depart because of issues relating to the difficulties in integrating the MLIM Business. There can be no assurance that the Company will be successful in its efforts to recruit and retain the required personnel. Loss of a significant number of key personnel could have an adverse effect on the Company.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients.

Separate account clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts under various circumstances such as adverse market conditions or poor performance. Additionally, BlackRock manages its U.S. mutual funds pursuant to management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund that the Company manages will approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

Item 1A.	RISK FACTORS (continued)

Risks Related to BlackRock’s Business and Competition (continued)

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against BlackRock and loss of revenues due to client terminations.

When clients retain BlackRock to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or to the clients seeking to recover losses, withdrawing AUM or cancelling risk management advisory assignments, or terminating their contracts, any of which could cause the Company’s earnings or stock price to decline.

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

A portion of the Company’s revenues are derived from performance fees on investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns, causing earnings to be more volatile than if assets were not managed on a performance fee basis. The volatility in earnings may decrease BlackRock’s stock price. Performance fees represented $242.3 million, or 11.5%, of total revenue for the year ended December 31, 2006.

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses, such as the MLIM Transaction. In general, these strategies may not be effective and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues additional sizeable acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices and it may not be able to successfully integrate or realize the intended benefits from these acquisitions.

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

Item 1A.	RISK FACTORS (continued)

Risks Related to BlackRock’s Operations (continued)

Expansion into international markets increases BlackRock’s operational, regulatory and other risks.

BlackRock has dramatically increased its international business activities as a result of the MLIM Transaction and other efforts. As a result of such expansion, the Company faces increased operational, regulatory, reputation and foreign exchange rate risks. The failure of the Company’s systems of internal control to properly mitigate such additional risks, or of its operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions, which could cause the Company’s earnings or stock price to decline.

Failure to maintain a technological advantage could lead to a loss of clients and a decline in revenues.

A key element to BlackRock’s continued success is the ability to maintain a technological advantage both in terms of operational efficiency and in providing the sophisticated risk analytics incorporated into BlackRock’s operating systems that support investment advisory and BlackRock Solutions clients. Moreover, the Company’s technological and software advantage is dependent on a number of third parties who provide various types of data. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to BlackRock Solutions clients. There can be no assurance that the Company will be able to maintain this technological advantage or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

Failure to implement effective information security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in BlackRock’s earnings or stock price.

BlackRock is dependent on the effectiveness of its information security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack or a virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings or stock price.

The continuing integration of the MLIM business creates numerous risks and uncertainties that could adversely affect profitability.

The MLIM Business and personnel are in the process of being integrated with BlackRock’s previously existing business and personnel. These transition activities are complex and the Company may encounter unexpected difficulties or incur unexpected costs including:

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

Risks Related to the Recently Closed MLIM Transaction

Merrill Lynch is a distributor of BlackRock’s products, and the Company is therefore subject to risks associated with the business of Merrill Lynch.

Pursuant to a global distribution agreement entered into with Merrill Lynch in connection with the MLIM Transaction, Merrill Lynch provides portfolio administration and servicing for certain BlackRock asset management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third party distributors, and the transfer of the MLIM Business to BlackRock might have an adverse effect on Merrill Lynch’s ability to distribute, and on the costs of distributing, the Company’s existing products and services. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be adversely affected.

Loss of market share with Merrill Lynch’s Global Private Client Group could harm operating results.

A significant portion of the revenue of the MLIM business has historically come from AUM generated by Merrill Lynch’s Global Private Client Group (“GPC”). BlackRock’s ability to maintain a strong relationship with GPC is material to the Company’s future performance. If one of the Company’s competitors gains significant additional market share within the GPC retail channel at the expense of BlackRock, then BlackRock’s business, results of operations or financial condition may be negatively impacted.

For so long as Merrill Lynch and PNC maintain certain levels of stock ownership, Merrill Lynch and PNC will vote as stockholders in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of Merrill Lynch and PNC.

As a result of the stockholder agreements entered into with PNC and Merrill Lynch in connection with the MLIM Transaction, together with the Company’s ownership structure, stockholders may have no effective power to influence corporate actions. As of December 31, 2006, Merrill Lynch owned approximately 45% of BlackRock’s issued and outstanding common stock and approximately 49.3% of total capital stock on a fully-diluted basis, and PNC owned approximately 34% of BlackRock’s total capital stock.

Merrill Lynch and PNC have agreed to vote all of their shares in accordance with the recommendation of BlackRock’s Board of Directors to the extent consistent with the provisions of the Merrill Lynch stockholder agreement and the PNC implementation and stockholder agreement. As a consequence, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will be approved or disapproved solely in accordance with the determinations of the BlackRock Board of Directors, so long as the shares held by Merrill Lynch and PNC constitute a majority of the outstanding shares. This arrangement will have the effect of concentrating control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. See the discussion under the heading “Business - Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could cause the Company’s earnings or stock price to decline. Additionally, BlackRock’s business may be adversely impacted by regulatory and legislative initiatives imposed by various U.S. and non-U.S. regulatory and exchange authorities, and industry participants that continue to review and, in many cases, adopt changes to their established rules and policies.

Item 1A.	RISK FACTORS (continued)

Legal and Regulatory Risks (continued)

Failure to comply with the Investment Advisers Act and the Investment Company Act and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

Certain of BlackRock’s subsidiaries are registered with the SEC under the Investment Advisers Act and BlackRock’s U.S. mutual funds are registered with the SEC under the Investment Company Act. The Investment Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of any of BlackRock’s subsidiaries to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings or stock price to decline.

Failure to comply with ERISA regulations could result in penalties and cause the Company’s earnings or stock price to decline.

BlackRock’s asset management subsidiaries are subject to ERISA regulations and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of BlackRock’s subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company’s earnings or cause its stock price to decline.

BlackRock is subject to banking regulations that may limit its business activities.

Since PNC’s ownership interest in BlackRock exceeds 25%, BlackRock is deemed to be a non-bank subsidiary of PNC, a financial holding company, which subjects BlackRock to general banking regulations that limit the activities and the types of businesses in which it may engage. Banking regulations may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations. As a non-bank subsidiary of PNC, BlackRock is subject to the supervision, regulation and examination of the FRB. The Company is also subject to the broad enforcement authority of the FRB, including the FRB’s power to prohibit BlackRock from engaging in any activity that, in the FRB’s opinion, constitutes an unsafe or unsound practice in conducting the Company’s business. The FRB also may impose substantial fines and other penalties for violations of applicable banking regulations.

Legal proceedings could adversely affect operating results and financial condition for a particular period.

Many aspects of BlackRock’s business involve substantial risks of legal liability. The Company, including a number of the legal entities acquired in the MLIM Transaction, has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Additionally, the investment funds that the Company manages are subject to lawsuits, any of which could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages. While Merrill Lynch has agreed to indemnify the Company for certain of the pre-closing liabilities related to legal proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted. Liability for legal actions for which no indemnification is available could reduce earnings and cash flows and cause BlackRock’s stock price to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 40 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 55 East 52nd Street and throughout the world, including in Boston, Chicago, Edinburgh, Florham Park (New Jersey), Hong Kong, London, Munich, Princeton (New Jersey), San Francisco, Singapore, Melbourne and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware).

Item 3.	LEGAL PROCEEDINGS

BlackRock has received subpoenas from various U.S. federal and state governmental and regulatory authorities and various information requests from the SEC in connection with industry-wide investigations of U.S. mutual fund matters. BlackRock is continuing to cooperate fully in these matters. From time to time, BlackRock is also subject to other regulatory inquiries and proceedings.

The Company, including a number of the legal entities acquired in the MLIM Transaction, has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages. While Merrill Lynch agreed to indemnify the Company for certain of the pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted.

Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such regulatory matters or lawsuits will have a material adverse effect on BlackRock’s earnings, financial position, or cash flows, although, at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2006.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK.” At the close of business on January 31, 2007, there were 694 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing price and dividends paid per share for the common stock as reported on the NYSE:

	Stock Price Ranges		Closing Price	Dividends Declared
	High	Low
2006
First Quarter	$161.49	$105.74	$140.00	$0.42
Second Quarter	$159.36	$120.69	$139.17	$0.42
Third Quarter	$152.34	$123.04	$149.00	$0.42
Fourth Quarter	$158.50	$140.72	$151.90	$0.42

2005
First Quarter	$82.45	$73.64	$74.93	$0.30
Second Quarter	$80.52	$69.38	$80.45	$0.30
Third Quarter	$89.29	$79.87	$88.62	$0.30
Fourth Quarter	$113.87	$83.01	$108.48	$0.30

BlackRock’s closing stock price as of March 9, 2007 was $158.62.

Dividends

The Board of Directors has adopted a dividend policy establishing a targeted payout ratio of 40% of historical net income and reviews the dividend policy at least annually, subject in all cases to the Board of Directors’ exercise of its fiduciary duty to the Company. On February 27, 2007, the Board of Directors approved an increase of BlackRock’s quarterly dividend to $0.67 to be paid on March 23, 2007 to stockholders of record on March 7, 2007.

Merrill Lynch and its affiliates, as the sole holders of BlackRock’s series A non-voting participating preferred stock, receive dividends on the preferred stock equivalent to the dividends received by common stockholders and may elect to receive such dividends in cash or BlackRock common stock, subject to the ownership limitations contained within the stockholders agreement with BlackRock.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

During the three months ended December 31, 2006, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2006 through October 31, 2006	—		—	—	2,100,000
November 1, 2006 through November 30, 2006	—		—	—	2,100,000
December 1, 2006 through December 31, 2006	43,530	[2]	$146.05	—	2,100,000

Total	43,530		$146.05	—

[1]	On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date.

[2]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program. This number does not include the 979,661 shares purchased by BlackRock from employees on January 29, 2007 pursuant to a put feature available in connection with the payment of BlackRock’s LTIP awards on that date.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Prior year data reflects certain reclassifications to conform to the current year presentation.

	Year Ended December 31,
(Dollar amounts in thousands, except per share data)	2006[1]	2005[2]	2004	2003	2002
Income statement data
Revenue
Investment advisory and administration fees:	$1,841,023	$1,018,372	$633,623	$528,692	$519,165
Other revenue	256,953	173,014	91,688	69,520	57,812

Total revenue	2,097,976	1,191,386	725,311	598,212	576,977

Expense
Employee compensation and benefits	945,587	595,618	391,138	228,905	230,634
Portfolio administration and servicing costs	165,364	58,200	42,943	39,727	46,454
General and administration[3]	477,710	189,522	118,388	100,377	83,926
Amortization of intangible assets	37,515	7,505	947	927	824
Impairment of intangible assets [4]	—	—	6,097	—	—

Total expense	1,626,176	850,845	559,513	369,936	361,838

Operating income	471,800	340,541	165,798	228,276	215,139

Non-operating income (expense)
Investment income	66,349	43,138	35,475	23,346	9,492
Interest expense	(9,916)	(7,924)	(835)	(720)	(683)

	56,433	35,214	34,640	22,626	8,809

Income before income taxes and minority interest	528,233	375,755	200,438	250,902	223,948
Income taxes	189,463	138,558	52,264	95,247	90,699

Income before minority interest	338,770	237,197	148,174	155,655	133,249
Minority interest	16,168	3,289	5,033	253	—

Net income	$322,602	$233,908	$143,141	$155,402	$133,249

Per share data[5]
Basic earnings	$4.00	$3.64	$2.25	$2.40	$2.06
Diluted earnings	$3.87	$3.50	$2.17	$2.36	$2.04
Book value [6]	$83.57	$14.41	$12.07	$11.13	$9.78
Cash dividends declared per share	$1.68	$1.20	$1.00	$0.40	—

Item 6.	SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollar amounts in thousands)	2006[1]	2005[2]	2004	2003	2002
Balance sheet data:
Cash and cash equivalents	$1,160,304	$484,223	$457,673	$315,941	$255,234
Investments	$2,097,574	$298,668	$227,497	$234,923	$210,559
Goodwill and intangible assets, net	$11,139,447	$483,982	$184,110	$192,079	$182,827
Total assets	$20,469,492	$1,848,000	$1,145,235	$967,223	$864,188
Long-term borrowings	$253,167	$253,791	$4,810	$5,736	$6,578
Total liabilities	$8,578,520	$916,143	$359,714	$252,676	$229,534
Minority interest	$1,109,092	$9,614	$17,169	$1,239	$—
Stockholders’ equity	$10,781,880	$922,243	$768,352	$713,308	$634,654

	December 31,
(Dollar amounts in millions)	2006[1]	2005[2]	2004	2003	2002
Assets under management:
Fixed income	$455,931	$303,928	$240,709	$214,356	$175,586
Equity and balanced	392,708	37,303	14,792	13,721	13,464
Cash management	227,849	86,128	78,057	74,345	78,512
Alternative investment products	48,139	25,323	8,202	6,934	5,279

Total assets under management	$1,124,627	$452,682	$341,760	$309,356	$272,841

[1]	Significant increases in 2006 are primarily the result of the closing of the MLIM Transaction on September 29, 2006.
[2]	Significant increases in 2005 are primarily the result of the closing of the SSR acquisition in January 2005.
[3]	Includes a 2006 fee sharing payment to MetLife, Inc. of $34,450 representing a one-time expense related to a large institutional real estate equity client account acquired in the SSR acquisition.
[4]

Impairment of intangible assets in 2004 represents the write-off of an intangible management contract related to certain funds in which the portfolio manager resigned and the funds were subsequently liquidated.

[5]	Series A non-voting participating preferred stock is considered to be common stock for purposes of per share calculations.
[6]	At December 31 of the respective year-end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, including the Risk Factors section of Item 1A. of this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products, including its separately managed accounts and the former MLIM Business: (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock and certain investments denominated in foreign currencies; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s ability to successfully integrate the MLIM Business with its existing business; (16) the ability of BlackRock to effectively manage the former MLIM assets along with its historical assets under management; and (17) BlackRock’s success in maintaining the distribution of its products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.125 trillion of AUM at December 31, 2006. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and mutual funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). Immediately following the closing, Merrill Lynch owned 45% of the voting common stock and approximately 49.3% of the total capital stock on a fully diluted basis of the combined company and PNC owned approximately 34% of the total capital stock of the combined company (as compared with 69% immediately prior to the closing). Immediately prior to the MLIM Transaction, MLIM managed approximately $589.2 billion of AUM. Concurrent with the MLIM Transaction, BlackRock and Merrill Lynch entered into a global distribution agreement, which provides a framework under which Merrill Lynch provides portfolio administration and servicing of client investments in certain BlackRock products (including those of the former MLIM business).

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2006, 2005 and 2004:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

				Variance
	Year ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Amount	%	Amount	%
Total revenue	$2,097,976	$1,191,386	$725,311	$906,590	76.1%	$466,075	64.3%
Total expense	$1,626,176	$850,845	$559,513	$775,331	91.1%	$291,332	52.1%
Operating income	$471,800	$340,541	$165,798	$131,259	38.5%	$174,743	105.4%
Operating income, as adjusted (a)	$707,598	$408,448	$263,311	$299,150	73.2%	$145,137	55.1%
Net income	$322,602	$233,908	$143,141	$88,694	37.9%	$90,767	63.4%
Net income, as adjusted (b)	$444,703	$269,622	$177,709	$175,081	64.9%	$91,913	51.7%
Diluted earnings per share (c)	$3.87	$3.50	$2.17	$0.37	10.6%	$1.33	61.3%
Diluted earnings per share, as adjusted (b) (C)	$5.33	$4.03	$2.69	$1.30	32.3%	$1.34	49.8%
Average diluted shares outstanding (c)	83,358,394	66,875,149	65,960,473	16,483,245	24.6%	914,676	1.4%
Operating margin, GAAP basis	22.5%	28.6%	22.9%
Operating margin, as adjusted (a)	37.0%	36.8%	38.6%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

(a)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Certain prior year non-GAAP data has been restated to conform to current year presentation.

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. Computations for all periods presented include affiliated and unaffiliated portfolio administration and servicing costs reported as a separate income statement line item and are derived from the Company's consolidated financial statements as follows:

	Year ended
	2006	2005	2004
Operating income, GAAP basis	$471,800	$340,541	$165,798
Non-GAAP adjustments:
MLIM Transaction costs	141,932	—	—
PNC LTIP funding obligation	50,031	48,587	85,030
Fee sharing payment	34,450	—	—

Compensation expense related to deferred compensation plan asset appreciation	7,537	10,447	4,479
Merrill Lynch compensation contribution	1,848	—	—
SSR acquisition costs	—	8,873	1,000
Trepp bonus	—	—	7,004

Operating income, as adjusted	$707,598	$408,448	$263,311

Revenue, GAAP basis	$2,097,976	$1,191,386	$725,311
Non-GAAP adjustments:
Portfolio administration and servicing costs	(165,364)	(58,200)	(42,943)
Reimbursable property management compensation	(22,618)	(23,376)	—

Revenue used for operating margin measurement	$1,909,994	$1,109,810	$682,368

Operating margin, GAAP basis	22.5%	28.6%	22.9%

Operating margin, as adjusted	37.0%	36.8%	38.6%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management's ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. MLIM Transaction and SSR acquisition costs consist principally of certain professional fees and compensation costs related to those transactions which were reflected in GAAP net income. Also included in MLIM Transaction costs are rebranding costs. MLIM Transaction and SSR acquisition costs have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior periods. The portion of the LTIP expense associated with awards met by the distribution to participants of shares of BlackRock stock held by PNC has been excluded because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. The 2006 fee sharing payment has been excluded because it represents a non-recurring payment (based upon a performance fee) pursuant to the SSRM Holdings, Inc. (“SSR”) acquisition agreement. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact on net income. The portion of the current year compensation expense related to incentive awards to be funded by Merrill Lynch has been excluded from this charge because it is not expected to impact BlackRock’s book value. Bonus expense related to the Company’s sale of its equity interest in Trepp, LLC has been deemed to be non-recurring by management and has been excluded from operating income, as adjusted, in 2004 to help ensure the comparability of this information to subsequent reporting periods.

Portfolio administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because the Company receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

(b)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Year ended December 31,
	2006	2005	2004
Net income, GAAP basis	$322,602	$233,908	$143,141
Non-GAAP adjustments, net of tax:
MLIM Transaction costs	89,417	—	—
PNC’s LTIP funding obligation	31,520	30,610	53,569
Merrill Lynch compensation contribution	1,164	—	—
SSR acquisition costs	—	5,590	635
Impact of Trepp sale	—	(486)	(1,572)
Release of reserves related to New York State and New York City tax audits	—	—	(18,064)

Net income, as adjusted	$444,703	$269,622	$177,709

Diluted weighted average shares outstanding	83,358,394	66,875,149	65,960,473

Diluted earnings per share, GAAP basis	$3.87	$3.50	$2.17

Diluted earnings per share, as adjusted	$5.33	$4.03	$2.69

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. Professional fees, compensation costs and rebranding costs related to the SSR acquisition and the MLIM transaction reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. MLIM transaction costs consist principally of compensation costs, professional fees and rebranding costs incurred in 2006 in conjunction with the MLIM transaction. Compensation reflected in this amount represents retention payments with no future service requirement or severance payments made to certain employees as a result of the transaction. SSR acquisition costs consist of compensation costs and professional fees in 2005. Compensation reflected in this amount represents direct performance incentives paid to SSR employees assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. The portion of LTIP expense associated with awards funded by the distribution to participants of shares of BlackRock stock held by PNC has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these charges have not impacted BlackRock’s book value. The release of certain tax reserves and gains on the sale of the Company’s equity interest in Trepp, LLC reflected in GAAP net income, have been deemed non-recurring by management and have been excluded from net income, as adjusted, in 2005 and 2004 to help ensure the comparability of this information to subsequent reporting periods.

(c)	Series A non-voting participating preferred stock is considered to be common stock for purposes of per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The primary retail fund group offered outside the United States is the Merrill Lynch International Investment Funds (“MLIIF”), which is authorized for distribution in more than 30 jurisdictions worldwide. In the United States, the primary retail offerings include a wide variety of open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on acquiring and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes certain of its products and services through Merrill Lynch.

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate equity separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange gains or losses and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on AUM. Performance fees generally are earned after a given period of time or when investment performance exceeds a contractual threshold. As such, performance fees may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic and investment system services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including pre-determined percentages of the market value of assets subject to the services and the number of individual investment accounts, or fixed fees. Fees earned on risk management, investment analytic and investment system assignments are recorded as other revenue in the consolidated statements of income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

Operating expense primarily consists of employee compensation and benefits, portfolio administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, BlackRock’s 2002 Long-Term Retention and Incentive Plan (“LTIP”) and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities and PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management

	Year ended December 31,			Variance
(Dollar amounts in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
All Accounts:
Fixed income	$455,931	$303,928	$240,709	50.0%	26.3%
Equity and balanced	392,708	37,303	14,792	NM	152.2%
Cash management	227,849	86,128	78,057	164.5%	10.3%
Alternative investment products	48,139	25,323	8,202	90.1%	208.7%

Total	$1,124,627	$452,682	$341,760	148.4%	32.5%

NM – Not Meaningful

AUM increased approximately $671.9 billion, or 148.4%, to $1.125 trillion at December 31, 2006, compared with $452.7 billion at December 31, 2005. The growth in AUM was attributable to $589.2 billion acquired in the MLIM Transaction, $32.8 billion in net subscriptions, $42.4 billion in market appreciation and $7.6 billion in foreign exchange gains.

Net subscriptions of $32.8 billion for the year ended December 31, 2006 were primarily attributable to net new business of $12.4 billion in cash management products, $10.7 billion in equity and balanced products, $6.8 billion in alternative products and $3.0 billion in fixed income products. Market appreciation of $42.4 billion largely reflected appreciation in equity and balanced assets of $25.3 billion, as equity markets improved during the period ended December 31, 2006 and market appreciation on fixed income products of $14.0 billion due to current income and changes in market interest rates. Foreign exchange gains of $7.6 billion consisted primarily of $5.0 billion in equity and balanced assets and $2.2 billion in fixed income assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the years ended December 31, 2006, 2005 and 2004. Prior year data reflects certain reclassifications to conform to the current year presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2006	2005	2004
Beginning assets under management	$452,682	$341,760	$309,356
Net subscriptions	32,814	50,155	19,624
Acquisitions	589,158	49,966	—
Market appreciation, including foreign exchange	49,973	10,801	12,780

Ending assets under management	$1,124,627	$452,682	$341,760

Percent change in AUM from net subscriptions and acquisitions	92.6%	90.3%	60.6%

The following table presents the component changes in BlackRock’s AUM for 2006.

(Dollar amounts in millions)	December 31, 2005	Net subscriptions (redemptions)	Acquisition [1]	Foreign Exchange [2]	Market appreciation (depreciation)	December 31, 2006
All Accounts:
Fixed income	$303,928	$3,026	$132,829	$2,153	$13,995	$455,931
Equity and balanced	37,303	10,676	314,419	4,984	25,326	392,708
Cash management	86,128	12,355	127,686	176	1,504	227,849
Alternative investment products	25,323	6,757	14,224	255	1,580	48,139

Total	$452,682	$32,814	$589,158	$7,568	$42,405	$1,124,627

[1]	Acquired assets include $27.7 billion net new business from MLIM in the first nine months of 2006.
[2]	Foreign Exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006 as compared with the year ended December 31, 2005

Operating results for the year ended December 31, 2006 reflect the impact of the MLIM Transaction, which closed on September 29, 2006. With the exception of BlackRock Solutions, the magnitude of the acquired business is the primary driver of most line item variances in the analysis below comparing the year ended December 31, 2006 to the year ended December 31, 2005.

Revenue

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees:
Fixed income	$564,435	$431,766	$132,669	30.7%
Cash management	202,642	106,385	96,257	90.5%
Equity and balanced	618,876	176,489	442,387	250.7%
Alternative	212,788	135,738	77,050	56.8%

Investment advisory and administration base fees	1,598,741	850,378	748,363	88.0%
Investment advisory performance fees	242,282	167,994	74,288	44.2%

Total investment advisory and administration fees	1,841,023	1,018,372	822,651	80.8%

Other revenues:
BlackRock Solutions	126,350	111,526	14,824	13.3%
Other revenue	130,603	61,488	69,115	112.4%

Total other revenue	256,953	173,014	83,939	48.5%

Total revenue	$2,097,976	$1,191,386	$906,590	76.1%

Total revenue for the year ended December 31, 2006 increased $906.6 million, or 76.1%, to $2,098.0 million, compared with $1,191.4 million for the year ended December 31, 2005. Investment advisory and administration fees increased $822.7 million to $1,841.0 million for the year ended December 31, 2006, compared with $1,018.4 million for the year ended December 31, 2005. Other revenue of $257.0 million increased $83.9 million, or 48.5%, for the year ended December 31, 2006, compared with $173.0 million for the year ended December 31, 2005.

Investment advisory and administration fees

The increase in investment advisory and administration fees of $822.7 million, or 80.8%, was the result of an increase in advisory base fees of $748.4 million, or 88.0%, to $1,598.7 million for the year ended December 31, 2006, compared with $850.4 million for the year ended December 31, 2005 along with an increase in performance fees of $74.3 million, or 44.2%. Investment advisory base fees increased in the year ended December 31, 2006 primarily due to increased AUM of $671.9 billion, including $589.2 billion of AUM acquired in the MLIM Transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006 as compared with the year ended December 31, 2005 (continued)

Revenue (continued)

Investment advisory and administration fees (continued)

The increase in investment advisory base fees of $748.4 million for the year ended December 31, 2006 compared with the year ended December 31, 2005 consisted of increases of $442.4 million in equity and balanced products, $132.7 million in fixed income products, $96.3 million in cash management products and $77.1 million in alternative products. The increase in advisory fees for equity and balanced, fixed income, cash management and alternative investment products was driven by increases in AUM of $355.4 billion, $152.0 billion, $141.7 billion and $22.8 billion, respectively. The AUM growth in equity and balanced, fixed income, cash management and alternative products included assets acquired in the MLIM Transaction of $314.4 billion, $132.8 billion, $127.7 billion and $14.2 billion, respectively.

Performance fees increased by $74.3 million, or 44.2%, for the year ended December 31, 2006 primarily due to fees earned on a large institutional real estate equity client account and the Company’s other alternative products.

Other Revenue

Other revenue of $257.0 million for the year ended December 31, 2006 primarily represented fees earned on BlackRock Solutions’ products and services of $126.4 million, property management fees of $32.1 million earned on real estate AUM (which represented direct reimbursement of the salaries of certain Realty employees) and distribution fees earned on BlackRock funds of $35.9 million.

The increase in other revenue of $83.9 million, or 48.5%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to $24.6 million in distribution fees earned on mutual funds, increased revenues of $14.8 million from BlackRock Solutions’ products and services and $12.6 million in fund accounting services.

Expense

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expense:
Employee compensation and benefits	$945,587	$595,618	$349,969	58.8%
Portfolio administration and servicing costs	165,364	58,200	107,164	184.1%
General and administration	443,260	189,522	253,738	133.9%
Fee sharing payment	34,450	—	34,450	NM
Amortization of intangible assets	37,515	7,505	30,010	399.9%

Total expense	$1,626,176	$850,845	$775,331	91.1%

NM – Not Meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006 as compared with the year ended December 31, 2005 (continued)

Expense (continued)

Total expense, which reflects the impact of the MLIM Transaction on September 29, 2006 and includes $141.9 million of integration charges, increased $775.3 million, or 91.1%, to $1,626.2 million for the year ended December 31, 2006, compared with $850.8 million for the year ended December 31, 2005. The increase was attributable to increases in employee compensation and benefits, portfolio administration and servicing costs, general and administration expense, a one-time fee sharing payment, and amortization of intangible assets. Integration charges related to the MLIM Transaction included $45.0 million in compensation and benefits and $96.9 million in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $350.0 million, or 58.8%, to $945.6 million, compared to $595.6 million for the year ended December 31, 2005. The increase in employee compensation and benefits was primarily attributable to increases in salaries and benefits and incentive compensation of $193.6 million and $142.8 million, respectively. The $193.6 million, or 71.6%, increase in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the MLIM Transaction. Employees at December 31, 2006 totaled 5,113 as compared to 2,148 at December 31, 2005. The $142.8 million, or 54.0%, increase in incentive compensation is primarily attributable to growth in operating income and higher incentive compensation associated with performance fees earned on the Company’s alternative investment products and $45.0 million of integration costs.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $107.2 million to $165.4 million during the year ended December 31, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs included $96.4 million of expense in the fourth quarter 2006 payable to Merrill Lynch and affiliates and $24.1 million of expense for the year ended December 31, 2006 payable to PNC and affiliates.

General and Administration

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Marketing and promotional	$141,615	$60,170	$81,445	135.4%
Technology	68,195	22,663	45,532	200.9%
Occupancy	64,086	36,190	27,896	77.1%
Portfolio services	51,694	14,046	37,648	268.0%
Other general and administration	117,670	56,453	61,217	108.4%

Total general and administration expense	$443,260	$189,522	$253,738	133.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006 as compared with the year ended December 31, 2005 (continued)

Expense (continued)

General and Administration (continued)

General and administration expense increased $253.7 million, or 133.9%, for the year ended December 31, 2006 to $443.3 million, compared to $189.5 million for the year ended December 31, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $81.4 million, technology-related expense of $45.5 million, portfolio services expense of $37.6 million, occupancy expense of $27.9 million and other general and administration expense of $61.2 million. The increase in general and administration expense included $96.9 million of integration costs related to the MLIM Transaction.

Marketing and promotional expense increased $81.4 million, or 135.4%, to $141.6 million, compared to $60.2 million for the year ended December 31, 2005, primarily due to increased marketing activities of $61.1 million (which included $28.2 million related to BlackRock’s rebranding campaign and $6.7 million of additional MLIM-related marketing expense) and $20.4 million of increased amortization of deferred mutual fund commissions assumed in the MLIM Transaction. Technology expenses increased $45.5 million to $68.2 million, compared to $22.7 million for the year ended December 31, 2005, primarily related to the integration of the MLIM business. Portfolio services costs increased $37.6 million to $51.7 million, related to supporting higher AUM levels and increased trading activities of the combined company. Occupancy costs for the year ended December 31, 2006 totaled $64.1 million, representing a $27.9 million increase from $36.2 million for the year ended December 31, 2005. The increase in occupancy costs during the year ended December 31, 2006 primarily reflect costs related to the expansion of corporate facilities associated with the MLIM Transaction and business growth. Other general and administration costs increased to $117.7 million from $56.5 million, and included $32.9 million in professional fees related to the MLIM Transaction.

Fee Sharing Payment

For the year ended December 31, 2006, BlackRock recorded a fee sharing payment of $34.5 million, representing a one-time expense related to a large institutional real estate equity client account acquired in the SSR acquisition in January 2005.

Amortization of Intangible Assets

The $30.0 million increase in amortization of intangible assets to $37.5 million for the year ended December 31, 2006, compared to $7.5 million for the year ended December 31, 2005, primarily reflects amortization of finite-lived intangible assets acquired in the MLIM Transaction.

Non-Operating Income and Minority Interest

Non-operating income increased $21.2 million, or 60.3%, to $56.4 million for the year ended December 31, 2006 as compared to $35.2 million for the year ended December 31, 2005 as a result of a $23.2 million, or 53.8%, increase in investment income, partially offset by a $2.0 million increase in interest expense related to liabilities assumed in the MLIM Transaction. The increase in investment income was primarily due to market appreciation and security gains on Company investments in 2006 and investments acquired in the MLIM Transaction. Minority interest in earnings of consolidated subsidiaries increased $12.9 million for the year ended December 31, 2006 primarily due to the increase in consolidated investments, the majority of which were acquired in the MLIM Transaction.

Income Taxes

Income tax expense was $189.5 million and $138.6 million, representing effective tax rates of 37.0% and 37.2%, for the years ended December 31, 2006 and 2005, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006 as compared with the year ended December 31, 2005 (continued)

Net Income

Net income totaled $322.6 million for the year ended December 31, 2006 and increased $88.7 million, or 37.9%, as compared to the year ended December 31, 2005. Net income includes the after-tax impact of the portion of LTIP awards funded in January 2007 by a capital contribution of BlackRock common stock held by PNC, integration expenses related to the MLIM Transaction and a contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $31.5 million, $90.6 million and $89.4 million, respectively. MLIM Transaction costs primarily include professional fees, compensation expense and other general and administration expenses. Net income of $233.9 million during the year ended December 31, 2005 included the after-tax impact of the portion of LTIP awards funded by a capital contribution of BlackRock stock held by PNC of $30.6 million and expenses related to the SSR acquisition of $5.6 million. SSR acquisition costs included acquisition-related payments to continuing employees of BlackRock and professional fees. Exclusive of these items, net income for the year ended December 31, 2006, as adjusted, increased $175.1 million, or 64.9%, compared to the year ended December 31, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004

The following table presents the component changes in BlackRock’s AUM for 2005.

(Dollar amounts in millions)	December 31, 2004	Net subscriptions (redemptions)	Acquisition	Market appreciation (depreciation)	December 31, 2005
All Accounts:
Fixed income	$240,709	$37,329	$21,083	$4,807	$303,928
Equity and balanced	14,792	1,644	17,558	3,309	37,303
Cash management	78,057	7,150	768	153	86,128
Alternative investment products	8,202	4,032	10,557	2,532	25,323

Total	$341,760	$50,155	$49,966	$10,801	$452,682

Revenue

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2005	2004	Amount	%
Investment advisory and administration fees:
Fixed income	$431,766	$372,973	$58,793	15.8%
Cash management	106,385	99,080	7,305	7.4%
Equity and balanced	176,489	59,322	117,167	197.5%
Alternative	135,738	60,642	75,096	123.8%

Investment advisory and administration base fees	850,378	592,017	258,361	43.6%
Investment advisory performance fees	167,994	41,606	126,388	303.8%

Total investment advisory and administration fees	1,018,372	633,623	384,749	60.7%

Other revenues:
BlackRock Solutions	111,526	80,541	30,984	38.5%
Other revenue	61,488	11,147	50,342	451.7%

Total other revenue	173,014	91,688	81,326	88.7%

Total revenue	$1,191,386	$725,311	$466,075	64.3%

Total revenue for the year ended December 31, 2005 increased $466.1 million, or 64.3%, to $1,191.4 million, compared with $725.3 million during the year ended December 31, 2004. Investment advisory and administration fees increased $384.7 million, or 60.7% to $1,018.4 million for the year ended December 31, 2005, compared with $633.6 for the year ended December 31, 2004. Other revenue increased by $81.3 million, or 88.7%, to $173.0 million for the year ended December 31, 2005, compared with $91.7 million for the year ended December 31, 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Revenue (continued)

Investment advisory and administration fees

The increase in investment advisory and administration fees of $384.7 million, or 60.7%, was comprised of higher advisory base fees of $258.4 million, or 43.6%, to $850.4 million for the year ended December 31, 2005, compared with $592.0 million for the year ended December 31, 2004 along with an increase in performance fees of $126.4 million. Investment advisory base fees increased in the year ended December 31, 2005 primarily due to increased AUM of $110.9 billion as a result of net new subscriptions of $50.2 billion, $50.0 billion of AUM acquired primarily in the Company’s acquisition of SSR and $10.8 billion due to market appreciation.

The increase in base investment advisory fees of $258.4 million for the year ended December 31, 2005, compared with the year ended December 31, 2004, consisted of increases of $117.2 million in equity products, $75.1 million in alternative products, $58.8 million in fixed income products and $7.3 million in cash management products. The $117.2 million increase in advisory fees from equity products was primarily the result of an increase in AUM from the SSR acquisition of $17.6 billion and market appreciation of $3.3 billion. The $75.1 million increase in advisory fees from alternative products was primarily the result of an increase in AUM from the SSR acquisition of $10.6 billion and net subscriptions of $4.0 billion. The $58.8 million increase in advisory fees from fixed income products was primarily the result of an increase in AUM from net subscriptions of $37.3 billion, the SSR acquisition of $21.1 billion and market appreciation of $4.8 billion. The $7.3 million increase in advisory fees from cash management products was primarily the result of an increase in AUM from net subscriptions of $7.2 million.

Performance fees increased in the year ended December 31, 2005 primarily due to fees earned on the Company’s equity hedge funds and real estate alternative products acquired in the SSR acquisition.

Other Revenue

Other revenue of $173.0 million for the year ended December 31, 2005 primarily represents fees earned on BlackRock Solutions products and services of $111.5 million, property management fees of $32.3 million earned on real estate AUM (which represent direct reimbursement of the salaries of certain Realty employees) and distribution fees earned on BlackRock funds of $11.3 million.

The increase in other revenue of $81.3 million, or 88.7%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily the result of property management fees of $32.3 million (which includes $23.4 million of direct reimbursement of the salaries of certain Realty employees), increased revenues of $31.0 million from BlackRock Solutions’ products and services driven by new assignments and distribution fees of $11.3 million earned on funds obtained in the SSR acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Expense

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2005	2004	Amount	%
Expense:
Employee compensation and benefits	$595,618	$391,138	$204,480	52.3%
Portfolio administration and servicing costs	58,200	42,943	15,257	35.5%
General and administration	189,522	118,388	71,134	60.1%
Amortization of intangible assets	7,505	947	6,558	NM
Impairment of intangible assets	—	6,097	(6,097)	(100%)

Total expense	$850,845	$559,513	$291,332	52.1%

NM – Not Meaningful

Total expense increased $291.3 million, or 52.1%, to $850.8 million for the year ended December 31, 2005, compared with $559.5 million for the year ended December 31, 2004. The increase was attributable to increases in compensation and benefits (other than the LTIP component of this expense, which decreased by $44.6 million), general and administration expense, portfolio administration and servicing costs and amortization of intangible assets, partially offset by a decrease in LTIP expense of $44.6 million and the recognition of an impairment of an acquired management contract of $6.1 million during the first quarter of 2004.

Employee compensation and benefits

Compensation and benefits expense increased by $204.5 million, or 52.3%, to $595.6 million for the year ended December 31, 2005 compared to $391.1 million for the year ended December 31, 2004. The increase in employee compensation and benefits was primarily attributable to increases in salaries and benefits and incentive compensation of $123.0 million and $122.1 million, respectively, partially offset by a $44.6 million decrease in LTIP costs, for which the Company initiated expense recognition during the third quarter of 2004. The increase of $123.0 million in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the SSR acquisition, which added 858 employees (including 511 Realty employees whose salaries are entirely reimbursed). The $122.1 million, or 85.6%, increase in incentive compensation is primarily attributable to operating income growth, additional SSR employees, higher performance fees earned on the Company’s alternative investment products and a $6.5 million acquisition-related bonus payment to continuing employees.

Portfolio administration and servicing costs

Portfolio administration and servicing costs increased $15.3 million, or 35.5%, during the year ended December 31, 2005 to $58.2 million, compared to $42.9 million for the year ended December 31, 2004. The rise was due to increases in shareholder servicing fees related to new closed-end funds and additional assets associated with BlackRock funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Expense (continued)

General and Administration

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2005	2004	Amount	%
General and administration expense:
Marketing and promotional	$60,170	$27,252	$32,918	120.8%
Occupancy	36,190	23,407	12,783	54.6%
Technology	22,663	18,835	3,828	20.3%
Portfolio services	14,046	7,129	6,917	97.0%
Other general and administration	56,453	41,765	14,688	35.2%

Total general and administration expense	$189,522	$118,388	$71,134	60.1%

General and administration expense increased $71.1 million, or 60.1%, in the year ended December 31, 2005 to $189.5 million, compared to $118.4 million for the year ended December 31, 2004. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $32.9 million, occupancy expense of $12.8 million, portfolio services expense of $6.9 million, technology expense of $3.8 million and other general and administration expense of $14.7 million. Marketing and promotional expense increased $32.9 million, or 120.8%, to $60.2 million, compared to $27.3 million for the year ended December 31, 2004 primarily due to increased marketing activities of $23.6 million associated with the Company’s institutional products and expanded international calling efforts, which included closed-end fund launch costs of $13.3 million for the year and $9.3 million in amortization of deferred mutual fund commissions assumed in the SSR acquisition. Occupancy costs for the year ended December 31, 2005 totaled $36.2 million, representing a $12.8 million, or 54.6%, increase, from $23.4 million for the year ended December 31, 2004. The increase in occupancy costs during the year ended December 31, 2005 primarily reflected costs related to occupying 85,000 square feet of additional office space in New York during the first quarter of 2005 and costs related to properties assumed in the SSR acquisition. Portfolio services costs increased by 97.0% to $14.0 million, related to supporting higher AUM levels and increased trading activities. Technology expenses increased $3.8 million, or 20.3%, to $22.7 million, compared to $18.8 million for the year ended December 31, 2004 primarily due to increased software maintenance expenses, consulting expenses and additional depreciation on assets assumed in the SSR acquisition to support business growth. Other general and administration costs increased by 35.2% to $56.5 million and included a $3.2 million increase in office-related expenses consistent with the increases in office space and number of employees and a $2.7 million increase in professional fees primarily related to the SSR integration and Sarbanes-Oxley Act and other compliance activities.

Amortization of Intangible Assets

The $6.6 million increase in amortization of intangible assets to $7.5 million for the year ended December 31, 2005, compared to $0.9 million for the year ended December 31, 2004, reflects amortization of finite-lived management contracts acquired in the SSR acquisition. During the first quarter 2004, in connection with the liquidation of a certain equity hedge fund, the Company recognized a $6.1 million impairment charge representing the carrying value of the fund’s acquired management contract.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Non-Operating Income

Non-operating income increased $0.6 million, or 1.7%, to $35.2 million for the year ended December 31, 2005 as compared to $34.6 million for the year ended December 31, 2004 as a result of a $7.7 million, or 21.6%, increase in investment income, partially offset by a $7.1 million increase in interest expense. The increase in investment income was primarily due to market appreciation and security gains on Company investments in 2005, partially offset by the Company’s $12.9 million gain on the sale of Trepp, LLC in April 2004. Borrowings used to finance the SSR acquisition resulted in $6.6 million of the increase in interest expense in 2005 as compared to 2004.

Income Taxes

Income tax expense was $138.6 million and $52.3 million, representing effective tax rates of 37.2% and 26.7%, for the years ended December 31, 2005 and 2004, respectively. The increase in the Company’s effective tax rate was primarily attributable to net income benefits of approximately $18.1 million in 2004 primarily associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001.

Net Income

Net income totaled $233.9 million for the year ended December 31, 2005 and includes the after-tax impact of the portion of LTIP awards funded by a capital contribution of BlackRock common stock held by PNC and expenses related to the SSR acquisition, of $30.6 million and $5.6 million, respectively. SSR acquisition costs include acquisition-related bonus payments to continuing employees of BlackRock and certain professional fees. In addition, net income of $143.1 million during the year ended December 31, 2004 included the after-tax impact of the portion of LTIP awards funded by a capital contribution of common stock held by PNC of $53.6 million, New York State tax benefits and the impact of the sale of Trepp, LLC, discussed previously. Exclusive of these items, net income for the year ended December 31, 2005, as adjusted, increased $91.9 million, or 51.7%, compared to the year ended December 31, 2004.

Business Outlook

As fiscal 2007 began, domestic and international markets generally reflected positive economic and market performance, although they retrenched at the end of February. While management expects overall positive equity markets during 2007, that growth may be more volatile than during 2006. The timing and direction of market changes and the timing of new client asset flows will impact the timing and amount of revenue the Company recognizes.

As a matter of policy, the Company does not provide earnings guidance. However, in the fourth quarter earnings release, the Company included information about the MLIM integration and an estimated range for 2007 earnings. The range was based on a number of factors, including a performance fee range of $100 to $250 million and an assumed growth in the equity markets from year-end 2006 levels. Based on current market conditions, the Company expects performance fees to be nearer the lower end of the range.

The Company announced an increase in the quarterly dividend rate, effective with the March 23, 2007 payment, to $0.67 per share from $0.42 per share paid in 2006. Operating cash flows will be used to pay dividends, to invest in new products, expand the global footprint, to meet ongoing global net capital requirements, principally outside the United States, and to repay amounts under the revolving credit facility to the extent available. The Company expects to continue to utilize its revolving credit facility described below to fund U.S. activities throughout 2007 even though it will have excess cash outside the United States.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions’ products and services, property management fees, mutual fund distribution fees and realized earnings on certain of the Company’s investments. BlackRock primarily uses its operating cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s long-term debt, purchases of investments, capital expenditures and dividends on BlackRock’s stock. Management believes that the Company has sufficient access to cash through its operations and the revolving credit facility described below to fund its operations in the near term.

Cash provided by the Company’s operating activities totaled $720.9 million, $254.9 million and $231.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $480.9 million increase in net cash provided by operating activities for 2006 as compared to 2005 was primarily the result of net income resulting from the MLIM Transaction and organic growth.

In December 2006, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of banking institutions with an initial borrowing capacity of $600.0 million. The term of the facility is five years and interest currently accrues at the applicable London Interbank Offer Rate (“LIBOR”) plus 0.20%. The Company pays a commitment fee of 0.04% per annum on the undrawn balance. Additionally, for each day that the total amount outstanding is greater than 50% of the total commitments by all lenders, the Company pays a utilization fee of 0.05% per annum on the total amount outstanding. Financial covenants in the Credit Agreement require BlackRock to maintain a maximum debt/EBITDA ratio of 3.0 and a minimum EBITDA/interest expense ratio of 4.0. The facility is intended to fund various investment opportunities as well as BlackRock’s near-term operating cash requirements. As of December 31, 2006, the Company had no borrowings outstanding under this facility.

In February 2007, the Company exercised its ability to increase the capacity of the facility to $800.0 million. The Credit Agreement allows BlackRock to request an additional $200 million of borrowing capacity, subject to lender credit approval, up to a maximum of $1 billion. During January and February 2007, the Company borrowed $540.0 million against this facility for general corporate purposes. The term for the outstanding debt is one month and as of February 28, 2007 accrues interest at a rate of 5.52%. Borrowings outstanding at February 28, 2007 are due March 13, 2007 and the Company has provided notice that it will continue $450 million of such borrowings.

BlackRock granted awards in 2002 and 2003 under its LTIP of approximately $230 million, of which approximately $210 million were paid in January 2007. The awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to LTIP participants. As permitted under the plan, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $165.7 million. These shares have been retained as treasury stock.

The Company’s Investment Committee has approved warehouse facilities totaling $350 million for the purpose of funding investments to establish funds of private equity funds. As of December 31, 2006, the Company has committed to invest $130 million in certain funds, of which approximately $11 million was funded as of December 31, 2006. In addition, the Company has various capital commitments to fund other companies or investment funds in which it has an ownership stake. Generally, the timing of the funding of these commitments is uncertain. As of December 31, 2006, these unfunded commitments totaled approximately $210.0 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $219.8 million during the year ended December 31, 2005 and net cash provided by investing activities was $3.6 and $7.0 million for the years ended December 31, 2006 and 2004, respectively. During the year ended December 31, 2006, net cash provided by investing activities primarily consisted of $272.4 million in net cash acquired in the MLIM Transaction and other acquisitions, partially offset by $212.6 million in purchases of investments and $84.0 million of capital expenditures primarily related to MLIM integration activities. During the year ended December 31, 2005, net cash used in investing activities consisted primarily of $275.2 million in cash consideration paid in the SSR acquisition and $55.2 million in capital expenditures primarily representing build-out costs associated with additional office space in New York and purchases of $51.6 million in investments, which was partially offset by the sale of real estate held for sale for $112.2 million.

Net cash used in financing activities was $84.9 million, $4.3 million and $99.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, net cash used in financing activities primarily represented the payment of $135.7 million in dividends and common stock repurchases of $30.9 million. Partially offsetting these cash outflows was $72.6 million in net subscriptions received from minority interest holders in consolidated investments.

In January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. The Company repurchased all remaining 180,825 shares under the program in open market transactions for approximately $72.0 million during the seven months ended July 31, 2006. On August 2, 2006, BlackRock announced that its Board had authorized a new program to purchase an additional 2.1 million shares. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company made no repurchases of shares under the new program during the year ended December 31, 2006.

At December 31, 2006, long-term debt, including current maturities, was $253.2 million. Debt service requirements are $6.9 million in 2007, $6.8 million in 2008 and $6.7 million in 2009 and 2010.

Approximately $90.9 million in cash and cash equivalents included in the Company’s 2006 consolidated statement of financial condition is held by products that are consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). As such, the Company may not be able to access such cash to use in its operating activities. In addition, approximately $1.5 billion of investments included in the Company’s consolidated statement of financial condition at December 31, 2006 are held by products that are consolidated in accordance with GAAP. The Company may not be readily able to sell such investments in order to obtain cash for use in its operations.

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At December 31, 2006, the Company was required to maintain approximately $344.3 million in net capital at these subsidiaries and is in compliance with all regulatory minimum net capital requirements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies

(Dollar amounts in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Convertible Debentures	$270,603	$6,563	$6,563	$6,563	$250,914	$—	$—
Lease Commitments	538,253	70,590	74,065	70,933	68,851	63,317	190,497
Purchase Obligations	774,881	399,562	370,638	4,676	5	—	—
Investment Commitments	328,983	31,122	10,795	—	39,397	2,350	245,319
Acquired Management Contract	4,000	1,000	1,000	1,000	1,000	—	—

Total Contractual Obligations	$1,916,720	$508,837	$463,061	$83,172	$360,167	$65,667	$435,816

Convertible Debentures, Line of Credit and Other Interest-Bearing Obligations

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

In December 2006, the Company entered into a revolving credit agreement with a syndicate of banking institutions with an initial borrowing capacity of $600.0 million, subsequently increased in February 2007 to $800.0 million. As of December 31, 2006, the Company had no amounts outstanding under this facility as the first borrowings were made in January and February of 2007. As such, no amounts related to the revolving credit facility have been included in the contractual obligations table above.

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements that expire through 2018. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts which are either non-cancelable or cancelable with a penalty. At December 31, 2006, the Company’s obligations primarily reflect shareholder servicing arrangements related to client investments in the BlackRock closed-end funds, sub-advisory agreements and standard service contracts with affiliated and unaffiliated third parties for portfolio, market data and office services. Purchase obligations are recorded on the Company’s financial statements only after the goods or services have been received and, as such, these obligations are not included in the Company’s consolidated statement of financial condition at December 31, 2006.

Investment Commitments

The Company has various capital commitments to fund companies or investment funds in which it has an ownership stake. Generally, the timing of the funding of these commitments is dependent upon the needs of the investment and, therefore, is uncertain. Capital commitments have been shown in the contractual obligations table above to be paid upon the expiration date of the commitment. Actual payments could be made at any time prior to such date and if not called by that date, such commitments would expire. These commitments have not been recorded on the Company’s consolidated statements of financial condition at December 31, 2006. The above schedule does not include potential future commitments approved by the Company’s Investment Committee, but which are not yet legally binding commitments.

BlackRock is also obligated to maintain specified ownership levels in certain investment products, which may result in additional required contributions or distributions of capital. These amounts are inherently uncertain and have been excluded from the contractual obligations schedule above. In addition, as a general partner in certain private equity partnerships, the Company receives certain distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

The Company’s Investment Committee has approved warehouse facilities totaling $350 million for the purpose of funding investments to establish private equity funds. As of December 31, 2006, the Company has committed to invest $130 million in certain funds, of which approximately $11 million was funded. The net unfunded commitment of $119 million has been included in the contractual obligations table above.

Acquired Management Contract

In connection with a management contract acquired on May 15, 2000, which was associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed Real Estate Investment Trust, the Company recorded an $8.0 million liability using an imputed interest rate of 10.0%, the prevailing interest rate on the date of acquisition. For the year ended December 31, 2006, the related interest expense was $0.3 million. At December 31, 2006, the future commitment under the agreement is $4.0 million and has been included in the contractual obligations table above. If Anthracite’s management contract is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation. At December 31, 2006, the discounted value of this obligation was $3.2 million and was included in long-term borrowings in the 2006 consolidated statement of financial condition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

LTIP Put Obligation and Other Compensation and Benefit Obligations

BlackRock granted awards in 2002 and 2003 under its LTIP of approximately $230 million, of which approximately $210 million were paid in January 2007. The awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to LTIP participants. As permitted under the plan, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $165.7 million. In accordance with GAAP, this amount was not recorded on the statement of financial condition as of December 31, 2006 as the total put obligation was not known or estimable until January 2007. As such, this obligation was not included in the contractual obligations table above.

The Company has various other compensation and benefit obligations, including bonuses, commissions and incentive payments payable, employee stock purchases and defined contribution plan matching contribution obligations, deferred compensation arrangements, defined benefit plan obligations, post-employment benefits and post-retirement benefits that are excluded from the table above primarily due to uncertainties in their payout periods. Accrued compensation and benefits at December 31, 2006 totaled $1,051.3 million and included incentive compensation of $629.9 million, deferred compensation of $321.6 million and other compensation and benefits related obligations of $99.8 million. Incentive compensation was primarily paid in January and February 2007, while the deferred compensation obligations are generally payable over periods up to five years, but include certain defined benefit plan liabilities whose payment patterns are uncertain.

Acquisition Forward Commitment

On April 30, 2003, the Company purchased 80% of an investment manager of a fund of hedge funds for approximately $4.1 million in cash. Additionally, the Company committed to purchase the remaining 20% equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a minimum or maximum amount or to the continued employment of former employees of the investment manager with the Company. As the remaining obligation is dependent upon the performance of the investment manager through March 31, 2008, however, the ultimate liability is not certain at December 31, 2006 and, as such, this commitment has been excluded from the contractual obligations table above and from BlackRock’s consolidated statement of financial condition at December 31, 2006.

Purchase Price Contingencies

In January 2005, the Company closed its acquisition of SSR from MetLife for adjusted consideration of approximately $265.1 million in cash and 550,000 restricted shares of BlackRock common stock and certain additional contingent payments. On the fifth anniversary of the closing of the SSR acquisition, MetLife could receive an additional payment of up to a maximum of $10.0 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. Due to its inherent uncertainty, this contingency has been excluded from the contractual obligations table above and has not been recorded on the Company’s consolidated statement of financial condition at December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Separate Account Liabilities

The Company’s wholly-owned registered life insurance company, which was acquired in the MLIM Transaction, maintains separate account assets representing segregated funds held for purposes of funding individual and group pension contracts. The net investment income and net realized and unrealized gains and losses attributable to these separate account assets accrue directly to the contract owner and, as such, an offsetting separate account liability is recorded. At December 31, 2006, the Company had $4.3 billion of separate account liabilities on the 2006 consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Indemnifications

In many of the Company’s contracts, including the MLIM Transaction Agreement, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s consolidated statement of financial condition at December 31, 2006. See further discussion in Note 10 to the consolidated financial statements beginning on F-1 of this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following accounting policies and estimates critical to an informed review of BlackRock’s consolidated financial statements. For a summary of these and additional accounting policies see Note 1 to the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Investments

Consolidation, Equity Method and Cost Method

The accounting method used for the Company’s investments is generally dependent upon the influence the Company has on its investee. For investments where BlackRock has control over the financial and operating policies of the investee, which is generally shown through a 50% or greater voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities”), an investee may be consolidated if BlackRock is considered the primary beneficiary of the investee. The Company, as general partner or managing member, is generally presumed to control investments in limited partnerships and certain limited liability companies. Such a presumption can be overcome if other limited partners or members in the investment have substantive participating or kick-out rights whereby the Company may be removed as investment manager.

For investments where BlackRock does not control the investee, and is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. Under the equity method of accounting for investments, BlackRock’s share of the investee’s underlying net income is recorded as non-operating income for investments in funds and as other revenue for investments in operating or advisory companies since such operating or advisory companies are considered to be integral to BlackRock’s core business. Dividends received reduce the Company’s investment balance.

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are readily marketable, the investments are classified as either trading or available-for-sale securities based upon management’s intent in making the investment. Trading securities are those investments which are bought principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income in the consolidated statements of income during the period of the change. Available-for-sale securities are those securities which are not classified as trading securities. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded to the accumulated other comprehensive income component of equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income on the Company’s consolidated financial statements.

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received are recorded as non-operating income.

Debt securities are classified as either held-to-maturity or as available-for-sale based upon management’s purpose for making the investment. If the Company has the ability and intent to hold a debt security to its maturity, the security is classified as held-to-maturity and is recorded at its amortized cost in the consolidated statements of financial condition. If the Company does not have the intent to hold the debt security to maturity or is unable to do so, the security is classified as available-for-sale.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Investments (continued)

Consolidation, Equity Method and Cost Method (continued)

Dividend income on the Company’s investments in CDOs is recorded based upon the CDO’s projected investment yield. Expected future cash flows for the CDO are reviewed periodically and changes in the yield are recorded prospectively. Dividend income for these investments is recorded in non-operating income on the consolidated statements of income.

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund. All of the consolidated funds’ investments are carried at fair value, with corresponding changes in the securities’ fair values reflected in non-operating income in the Company’s consolidated statements of income. In the absence of a publicly available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value as provided by the private investment fund’s investment manager which may or may not be BlackRock. When the Company can no longer control these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method, as appropriate.

The evaluation of the control or significant influence that BlackRock may exert over the financial and operational policies of its investees requires significant management judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement including investor voting rights, the terms of BlackRock’s advisory agreement with the investee and any influence BlackRock may have on the governing board of the investee. Further, with regard to variable interest entities, significant judgment is required in the determination of whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a variable interest entity, the entity will be consolidated within BlackRock’s consolidated financial statements. In order to determine whether the Company is the primary beneficiary of a variable interest entity, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Fair Value

BlackRock has certain investments which require fair value accounting under generally accepted accounting principles as described above. For certain investments, including investments classified as trading investments and consolidated fund investments, changes in the fair value affect net income in the period of the change. For other investments classified as available-for-sale securities, changes in fair value are recorded as a component of stockholders’ equity and generally do not directly impact BlackRock’s net income until such investments are sold or are considered impaired (see below). Marketable securities are priced using publicly available market data or external pricing services. Non-marketable securities, however, are generally priced using a variety of methods and resources, including internal valuation models, which utilize available market data and management assumptions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Investments (continued)

Fair Value (continued)

When launching a new fund, the Company will, on occasion, provide seed capital to the fund so that it may make investments and establish an investment history before being marketed to investors. In such circumstances, the Company will usually own 100% of the fund until it is offered to external investors and, as such, these funds are consolidated in BlackRock’s financial statements. Investments within such funds are carried at fair value, with changes in fair value impacting the Company’s consolidated statements of income. Investments held by these seed funds may be marketable or non-marketable depending upon the type of fund being established. Fair value of non-marketable investments within these funds is generally determined by the Company, as the fund manager, using similar models, assumptions and judgment as noted above. In addition, changes in fair value of certain illiquid investments held by these funds, including direct investments in equity or debt securities of privately held companies certain real estate products are recorded based upon the best information available at the reporting period date, considering any significant changes in the operations of the investment.

As of December 31, 2006, BlackRock had approximately $2.1 billion in investments. Of that amount, changes in fair value of approximately $1.9 billion of such investments will impact the Company’s consolidated statement of income and approximately $0.2 billion will impact accumulated other comprehensive income. As of December 31, 2006, approximately $1.5 billion of such investments relate to consolidated funds whereby changes in fair value of such investments will impact BlackRock’s investment income and minority interest expense on the consolidated statement of income for the year ended December 31, 2006. Due to ownership levels, BlackRock’s net exposure to changes in fair value of such investments is $0.4 billion.

Impairment of Investments

The Company’s management periodically assesses impairment on its investments. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded to the consolidated statements of income.

When the fair values of trading or available-for-sale securities are lower than their cost or amortized cost values, the Company evaluates the securities to determine whether the impairment is considered other than temporary. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other than temporary, a charge is recorded to the consolidated statements of income. There were no impairments of investments, other than CDOs (see below) for the years ended December 31, 2006, 2005 and 2004.

The Company reviews its CDO investments for impairment periodically throughout the term of the investment. The Company estimates the fair value of its CDO investments using the present value of future cash flows. If the estimated future cash flows are lower than the previous estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its estimated fair value if the impairment is considered other than temporary. CDO impairments were $2.3 million, $0.8 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Evaluations of impairments of securities involve significant assumptions and management judgments, which could differ from actual results and these differences could have a material impact on the Company’s consolidated statements of income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Goodwill and Intangible Assets

At December 31, 2006, the carrying amounts of the Company’s goodwill and intangible assets were as follows:

(Dollar amounts in thousands)	December 31, 2006
Goodwill	$5,257,017
Management contracts acquired:
Indefinite–lived	4,711,732
Finite–lived, net of accumulated amortization	1,170,698

Total goodwill and intangible assets	$11,139,447

The value of contracts to manage assets in proprietary mutual funds is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their expected useful lives, which, at December 31, 2006, ranged from 2 to 20 years with an original weighted average estimated useful life of 10.1 years.

The Company assesses its indefinite-lived management contracts and goodwill for impairment at least annually, considering factors such as assets under management, product mix, projected cash flows, average base fees by product and revenue multiples to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair values of finite-lived intangible assets are reviewed at least annually to determine whether circumstances exist which indicate there may be a potential impairment. If such circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

Expected future cash flows are estimated using many variables which require significant management judgment, including market interest rates, equity prices, credit default ratings, discount rates, revenue multiples, inflation rates and AUM growth rates. Actual results could differ materially from these estimates, which could materially impact the impairment conclusion. In 2004, the Company recorded an impairment of $6.1 million with regard to an acquired management contract. No such impairments were recorded in 2006 or 2005. In addition, management judgment is required to estimate the period that intangible assets will contribute to the Company’s cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the Company’s amortization expense, which was $37.5 million for the year ended December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Income Taxes

The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, changes in tax law and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to the Company’s consolidated statement of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability. The Company’s actual tax benefit or liability may differ from these estimates.

Current and deferred tax balances require significant assumptions and estimates by management and actual results may differ significantly from these estimates. As of December 31, 2006, the Company had gross deferred tax assets of $14.7 million and had recorded no valuation allowances against those assets. The Company also had approximately $1.7 billion in deferred tax liabilities as of December 31, 2006. The Company had income taxes receivable of approximately $42.1 million and income taxes payable of $171.3 million as of December 31, 2006.

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities. As such, the Company may be responsible for its pro rata share of tax positions taken by PNC for unaudited tax years which may be subsequently challenged by taxing authorities. Management does not anticipate that any such amounts would be material to the Company’s operations, financial position or cash flows.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on where noted pre-determined percentages of the market value of AUM or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are recognized at the closing of the respective real estate transactions.

Subsequent to the MLIM Transaction, the Company contracts with third parties for various mutual fund administration and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements are generally priced at a portion of the Company’s management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party (“retrocessions”). The Company accounts for retrocessions in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has recorded its retrocession contracts net of management fees earned because management believes that the Company is not the primary obligor of the arrangement, does not perform part of the service, is not primarily responsible for fulfillment and has no credit risk. Retrocessions for the year ended December 31, 2006 amounted to $156.0 million and were included in investment advisory and administration fees on the 2006 consolidated statement of income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Revenue Recognition (continued)

The Company also receives performance fees or incentive allocations from certain alternative investment products and certain separate accounts. These performance fees are earned upon exceeding specified investment return thresholds. Such fees are recorded upon completion of the measurement period. For the years ended December 31, 2006, 2005 and 2004, performance fee revenue totaled $242.3 million, $168.0 million and $41.6 million, respectively.

BlackRock provides a variety of risk management, investment analytic and investment system services to customers. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on pre-determined percentages of the market value of assets subject to the services, on fixed monthly or quarterly payments or on attainment of certain pre-defined milestones. The fees earned on risk management, investment analytic and investment system assignments are recorded as other revenue in the consolidated statements of income.

Certain investment advisory and administration fees calculated on the fair value of AUM are subject to the risks and uncertainties noted in Investments above to the extent the underlying investments are non-marketable and, as such, the Company’s earnings may be subject to variability based upon such estimates. In addition, certain revenues are based upon estimates of the fair value of AUM or of net operating income available at the end of the accounting period. Further, as a general partner in certain private equity partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements. Management does not believe this exposure is material to the consolidated financial statements as of December 31, 2006.

Historically, adjustments to revenues arising from initial estimates have been immaterial since most of BlackRock’s fee revenue is calculated on the fair value of marketable investments and since, as a policy, the Company does not record revenues until they are relatively certain. Management can give no assurance, however, that these estimates would not result in a material adjustment in the future.

Related Party Transactions

See related party transactions discussion in Note 14 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Recent Accounting Developments

Recent accounting developments are discussed in Note 1 to the consolidated financial statements beginning at page F-1 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, BlackRock is primarily exposed to equity market price risk, interest rate risk and foreign exchange rate risk. The tables below represent BlackRock’s total consolidated investment portfolio. Approximately $1,515.8 million of BlackRock’s total investment portfolio is maintained in investment funds which are consolidated in accordance with GAAP even though BlackRock may or may not own a majority of such funds. Equity risk inherent in those funds, as displayed below, would be limited to its net exposure of $370.3 million on these investments.

As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including in the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that all investments be reviewed by the Company’s Investment Committee, which consists of senior officers of the Company, and that certain investments over prescribed thresholds receive prior approval from the Audit Committee or the Board of Directors depending on the circumstances.

Equity Market Price Risk

BlackRock’s investments, including consolidated investments, may expose BlackRock to equity price risk. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

(Dollar amounts in thousands)	Book Value	Fair value assuming 10% increase	Fair value assuming 10% decrease
December 31, 2006

Equity securities	$155,930	$171,523	$140,337
Commingled investments	125,115	137,627	112,604

Total investments, trading	281,045	309,150	252,941

Commingled investments	77,272	84,999	69,545

Total available-for-sale investments	77,272	84,999	69,545

Other fund investments	1,377,541	1,515,295	1,239,787
Deferred compensation plans	18,146	19,961	16,331

Total other investments	1,395,687	1,535,256	1,256,118

Total equity price risk on investments	$1,754,004	$1,929,405	$1,578,604

December 31, 2005
Commingled investments	$22,319	$24,550	$20,087
Equity securities	18,425	20,267	16,582

Total investments, trading	40,744	44,817	36,669

Commingled investments	766	842	689

Total available-for-sale investments	766	842	689

Other fund investments	84,843	93,327	76,358
Deferred compensation plans	24,495	26,944	22,045
Other	973	1,070	875

Total equity investments	110,311	121,341	99,278

Total equity price risk on investments	$151,821	$167,000	$136,636

BlackRock’s deferred compensation plans comprise $31.3 million and $22.3 million of total trading investments, and $18.1 million and $24.5 million of total other investments, at December 31, 2006 and December 31, 2005, respectively, and reflect investments held by BlackRock with respect to senior employee elections under BlackRock’s deferred compensation plans. Any change in the fair value of these investments is offset by a corresponding change in the related deferred compensation expense.

During 2007, the Company established a hedging program to hedge exposure to equity price risk in certain investments through the use of derivative instruments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest Rate Risk

The following table summarizes the fair value of BlackRock’s investments in debt securities and funds that invest primarily in debt securities that expose BlackRock to interest rate risk at December 31, 2006. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

(Dollar amounts in thousands)	Book Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
December 31, 2006

Municipal debt securities	$154,510	$130,224	$178,796
Corporate notes and bonds	13,656	13,192	14,120
Commingled investments	23,272	23,275	23,269

Total trading investments	191,438	166,691	216,185

Commingled investments	48,377	48,305	48,449
Collateralized debt obligations	29,362	29,346	29,378
Other	3,431	3,397	3,465

Total available-for-sale investments	81,170	81,048	81,292

Other fund investments	70,962	71,209	70,715

Total investments	$343,570	$318,948	$368,192

December 31, 2005

Mortgage-backed securities	$13,069	$12,827	$13,311
Corporate notes and bonds	7,946	7,575	8,262
Municipal debt securities	123	117	128

Total trading investments	21,138	20,519	21,701

Commingled investments	3,543	3,426	3,660
Collateralized debt obligations	25,717	25,222	26,212

Total available-for-sale investments	29,260	28,648	29,872

Other fund investments	96,449	94,998	97,900

Total investments	$146,847	$144,165	$149,473

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Foreign Exchange Rate Risk

The Company has increased its foreign exchange rate risk as a result of the MLIM Transaction. The Company has investments totaling approximately $163.0 million that are denominated in foreign currencies, primarily the British pound sterling and the euro. A 10% increase or decrease in foreign exchange rates as of December 31, 2006 would result in an increase or a decline in value of the investment portfolio of approximately $16.3 million. In addition, the Company maintains certain foreign currency denominated cash accounts totaling approximately $783.1 million at December 31, 2006, primarily in British pounds sterling. A 10% increase or decrease in foreign exchange rates as of December 31, 2006 would result in an increase or decline in value of such cash accounts of approximately $78.3 million.

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. At December 31, 2006, the fair value of the debentures was $372.8 million. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on December 31, 2006, the fair value of the debentures would fluctuate to $365.7 million and $379.9 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on December 31, 2006, the fair value of the debentures would fluctuate to $404.9 million and $341.2 million, respectively.

In addition, BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. Declines in equity market prices or interest rates, or both, could cause revenues to decline because of lower investment management fees by:

•	causing the value of AUM to decrease;

•	causing the returns realized on AUM to decrease;

•	causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the Company does not serve; and

•	causing clients to rebalance assets away from investments that BlackRock manages into investments that BlackRock does not manage.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to consolidated financial statements on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters. BlackRock has not changed accountants in the two most recent fiscal years.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of December 31, 2006.

Internal Control and Financial Reporting

Other than system conversion activities related to the transition of support from PNC and Merrill Lynch to BlackRock, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company is continuing to evaluate its internal controls in light of the MLIM Transaction and expects to make additional modifications to its internal controls after completion of its review.

Item 9A.	CONTROLS AND PROCEDURES (continued)

Management’s Report on Internal Control Over Financial Reporting and Deloitte & Touche LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, which contains the attestation report on such management report, are included as pages F-2 through F-3 of the consolidated financial statements and are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Item 1: Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and Senior Financial Officers under the caption “Item 1: Corporate Governance Guidelines and Code of Business Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2006 Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Item 1: Ownership of BlackRock Common and Preferred Stock” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections captioned “Item 1: Certain Relationships and Related Transactions” and “Item 1: Director Independence” of the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding BlackRock’s independent auditor fees and services in the section captioned “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Company’s consolidated financial statements are included herein on pages F-1 through F-60.

2.	Financial Statement Schedules

Ratio of Earnings to Fixed Charges has been included as Exhibit 12.1. All other schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.), which is the predecessor of BlackRock. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

Exhibit No.	Description
10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlacKRock, Merrill Lynch & Co., Inc. and the PNC Financial Services Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(10)	Employment Agreement, between Old BlackRock and Laurence D. Fink, dated October 10, 2002. +

10.26(11)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(11)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(12)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.30(13)	Letter to Steven E. Buller.+

10.31(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlacKRock and Old BlackRock.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

10.32(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.33(2)	Letter to Robert C. Doll.+

10.34(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.35(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.36(15)	Five-Year Revolving Credit Agreement dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of BlackRock, Inc.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(12)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on September 7, 2005.
(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.
+	Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ Laurence D. Fink
Laurence D. Fink
Chairman, Chief Executive Officer and Director
March 13, 2007

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Robert P. Connolly and Ralph L. Schlosstein, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence D. Fink	Chairman, Chief Executive Officer and	March 13, 2007
Laurence D. Fink	Director (Principal Executive Officer)

/s/ Steven E. Buller	Managing Director and Chief Financial	March 13, 2007
Steven E. Buller	Officer (Principal Financial Officer)

/s/ Joseph Feliciani, Jr.	Managing Director and Chief Accounting	March 13, 2007
Joseph Feliciani, Jr.	Officer (Principal Accounting Officer)

/s/ William O. Albertini	Director	March 13, 2007
William O. Albertini

/s/ Dennis D. Dammerman	Director	March 13, 2007
Dennis D. Dammerman

/s/ William S. Demchak	Director	March 13, 2007
William S. Demchak

/s/ Robert C. Doll	Director	March 13, 2007
Robert C. Doll

/s/ Kenneth B. Dunn	Director	March 13, 2007
Kenneth B. Dunn

/s/ Gregory J. Fleming	Director	March 13, 2007
Gregory J. Fleming

/s/ Murry S. Gerber	Director	March 13, 2007
Murry S. Gerber

/s/ James Grosfeld	Director	March 13, 2007
James Grosfeld

/s/ Robert S. Kapito	Director	March 13, 2007
Robert S. Kapito

/s/ David H. Komansky	Director	March 13, 2007
David H. Komansky

SIGNATURES (continued)

/s/ Sir Deryck Maughan	Director	March 13, 2007
Sir Deryck Maughan

/s/ Thomas H. O’Brien	Director	March 13, 2007
Thomas H. O’Brien

/s/ E. Stanley O’Neal	Director	March 13, 2007
E. Stanley O’Neal

/s/ Linda Gosden Robinson	Director	March 13, 2007
Linda Gosden Robinson

/s/ James E. Rohr	Director	March 13, 2007
James E. Rohr

/s/ Ralph L. Schlosstein	Director	March 13, 2007
Ralph L. Schlosstein

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include a review of certain business process controls of the Merrill Lynch Investment Managers business (the “MLIM Business”), which are included in the Company’s 2006 consolidated financial statements. Management did not assess the internal control over financial reporting of the MLIM Business because the acquisition of MLIM occurred on September 29, 2006, which is within one year prior to the date of the consolidated financial statements, as allowable under Securities and Exchange Commission guidelines. MLIM represented approximately 30.1% of total assets at December 31, 2006 and approximately 20.1% of revenues for the year ended December 31, 2006.

Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report begins on page F-3.

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that BlackRock, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Merrill Lynch Investment Managers business (the “MLIM Business”), which was acquired on September 29, 2006 and whose financial information constitutes approximately 30.1% of total assets and 20.1% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting of the MLIM Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of a company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2006 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

New York, New York

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

New York, New York

March 13, 2007

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$1,160,304	$484,223
Accounts receivable	964,366	310,423
Due from affiliates	113,184	29,155
Investments	2,097,574	298,668
Intangible assets, net	5,882,430	294,168
Goodwill	5,257,017	189,814
Separate account assets	4,299,879	—
Deferred mutual fund commissions	177,242	16,025
Property and equipment, net	214,784	129,451
Taxes and other receivables	124,291	46,980
Other assets	178,421	49,093

Total assets	$20,469,492	$1,848,000

Liabilities
Accrued compensation	$1,051,273	$522,637
Accounts payable and accrued liabilities	753,839	63,886
Due to affiliates	243,836	11,893
Purchase price contingencies	—	39,463
Long-term borrowings	253,167	253,791
Separate account liabilities	4,299,879	—
Deferred taxes	1,738,670	—
Other liabilities	237,856	24,473

Total liabilities	8,578,520	916,143

Minority interest	1,109,092	9,614

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized and 117,381,582 shares issued at December 31, 2006)	1,174	—
Common stock, class A ($0.01 par value, 250,000,000 shares authorized and 19,975,305 shares issued at December 31, 2005)	—	200
Common stock, class B ($0.01 par value, 100,000,000 shares authorized and 45,117,284 shares issued at December 31, 2005)	—	453
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued at December 31, 2006)	126	—
Additional paid-in capital	9,799,447	171,090
Retained earnings	993,821	806,884
Accumulated other comprehensive income	44,666	2,673
Treasury stock, common, at cost (972,685 shares held at December 31, 2006)	(57,354)	—
Treasury stock, class A, at cost (285,104 shares held at December 31, 2005)	—	(25,248)
Treasury stock, class B, at cost (806,667 shares held at December 31, 2005)	—	(33,809)

Total stockholders’ equity	10,781,880	922,243

Total liabilities, minority interest and stockholders’ equity	$20,469,492	$1,848,000

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2006	2005	2004
Revenue
Investment advisory and administration fees
Unaffiliated	$931,422	$627,573	$385,551
Affiliated	909,601	390,799	248,072
Other revenue
Unaffiliated	212,450	156,111	85,010
Affiliated	44,503	16,903	6,678

Total revenue	2,097,976	1,191,386	725,311

Expense
Employee compensation and benefits	945,587	595,618	391,138
Portfolio administration and servicing costs
Unaffiliated	44,942	40,941	24,203
Affiliated	120,422	17,259	18,740
General and administration
Unaffiliated	416,642	171,483	109,471
Affiliated	26,618	18,039	8,917
Fee sharing payment	34,450	—	—
Amortization of intangible assets	37,515	7,505	947
Impairment of intangible assets	—	—	6,097

Total expense	1,626,176	850,845	559,513

Operating income	471,800	340,541	165,798

Non-operating income (expense)
Investment income	66,349	43,138	35,475
Interest expense	(9,916)	(7,924)	(835)

Total non-operating income	56,433	35,214	34,640

Income before income taxes and minority interest	528,233	375,755	200,438
Income tax expense	189,463	138,558	52,264

Income before minority interest	338,770	237,197	148,174
Minority interest	16,168	3,289	5,033

Net income	$322,602	$233,908	$143,141

Earnings per share
Basic	$4.00	$3.64	$2.25
Diluted	$3.87	$3.50	$2.17

Dividends paid per share	$1.68	$1.20	$1.00

Weighted-average shares outstanding
Basic	80,638,167	64,182,766	63,688,955
Diluted	83,358,394	66,875,149	65,960,473

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Net income	$322,602	$233,908	$143,141
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale investments	5,081	(1,046)	(583)
Minimum pension liability adjustment	379	(202)	(177)
Foreign currency translation gain (loss)	36,533	(4,333)	2,987

Comprehensive income	$364,595	$228,327	$145,368

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in thousands)

	Common Stock	Common Stock		Participating Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock			Total Stockholders’ Equity

		Class A	Class B					Common	Class A	Class B
January 1, 2004	$—	$192	$461	$—	$186,176	$570,535	$6,027	$—	$(45,054)	$(5,029)	$713,308
Net income	—	—	—	—	—	143,141	—	—	—	—	143,141
Dividends paid	—	—	—	—	—	(63,660)	—	—	—	—	(63,660)
Conversion of class B common stock to class A common stock	—	—	(6)	—	(30,966)	—	—	—	30,972	—	—
Issuance of class A common stock	—	—	—	—	(4,653)	—	—	—	25,549	—	20,896
Amortization of discount on issuance of class B common stock	—	—	—	—	5,470	—	—	—	—	—	5,470
Stock based compensation	—	—	—	—	1,157	—	—	—	—	—	1,157
Forfeiture of restricted common stock	—	—	—	—	181	—	—	—	(181)	—	—
Treasury stock purchases	—	—	—	—	—	—	—	—	(28,831)	(28,780)	(57,611)
Tax benefit from stock options exercised	—	—	—	—	3,424	—	—	—	—	—	3,424
Minimum pension liability adjustment	—	—	—	—	—	—	(177)	—	—	—	(177)
Foreign currency translation gain	—	—	—	—	—	—	2,987	—	—	—	2,987
Unrealized loss on investments, net	—	—	—	—	—	—	(583)	—	—	—	(583)

December 31, 2004	—	192	455	—	160,789	650,016	8,254		(17,545)	(33,809)	768,352
Net income	—	—	—	—	—	233,908	—		—	—	233,908
Dividends paid	—	—	—	—	—	(77,040)	—		—	—	(77,040)
Conversion of class B common stock to class A common stock	—	—	(2)	—	(27,393)	—	—		27,395	—	—
Issuance of class A common stock	—	8	—	—	24,812	—	—		17,618	—	42,438
Amortization of issuance of restricted common stock	—	—	—	—	12,052	—	—		—	—	12,052
Stock based compensation	—	—	—	—	1,597	—	—		—	—	1,597
Treasury stock transactions	—	—	—	—	(5,734)	—	—		(52,716)	—	(58,450)
Tax benefit from stock options exercised	—	—	—	—	4,967	—	—		—	—	4,967
Minimum pension liability adjustment	—	—	—	—	—	—	(202)		—	—	(202)
Foreign currency translation loss	—	—	—	—	—	—	(4,333)		—	—	(4,333)
Unrealized loss on investments, net	—	—	—	—	—	—	(1,046)		—	—	(1,046)

December 31, 2005	—	200	453	—	171,090	806,884	2,673	—	(25,248)	(33,809)	922,243
Net income	—	—	—	—	—	322,602	—	—	—	—	322,602
Dividends paid	—	—	—	—	—	(135,665)	—	—	—	—	(135,665)
Conversion of class B common stock to class A common stock	—	—	(2)	—	(14,337)	—	—	—	14,339	—	—
Issuance of common stock to Merrill Lynch	523	—	—	—	7,719,366	—	—	—	—	—	7,719,889
Issuance of series A participating preferred shares to Merrill Lynch	—	—	—	126	1,857,082	—	—	—	—	—	1,857,208
Conversion of class A and B stock to common stock in connection with MLIM Transaction	651	(200)	(451)	—	—	—	—	—	—	—	—
Conversion of treasury stock in connection with MLIM Transaction	—	—	—	—	—	—	—	(52,035)	18,226	33,809	—
Stock based compensation	—	—	—	—	61,361	—	—	—	—	—	61,361
Treasury stock transactions	—	—	—	—	33	—	—	(5,319)	(7,317)	—	(12,603)
Tax benefit from stock options exercised	—	—	—	—	4,852	—	—	—	—	—	4,852
Minimum pension liability adjustment	—	—	—	—	—	—	379	—	—	—	379
Foreign currency translation gain	—	—	—	—	—	—	36,533	—	—	—	36,533
Unrealized gain on investments, net	—	—	—	—	—	—	5,081	—	—	—	5,081

December 31, 2006	$1,174	$—	$—	$126	$9,799,447	$993,821	$44,666	$(57,354)	$—	$—	$10,781,880

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$322,602	$233,908	$143,141
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	72,809	30,902	20,686
Impairment of intangible assets	—	—	6,097
Minority interest	16,168	3,289	5,033
Stock-based compensation	136,499	69,793	96,977
Deferred income taxes	(42,509)	18,895	(25,149)
Tax benefit from stock-based compensation	—	4,967	3,424
Net unrealized gain on investments	(7,450)	(12,871)	(13,636)
Amortization of deferred mutual fund commissions and bond issuance costs	28,482	10,349	—
Other adjustments	(5,441)	2,839	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,670)	(138,868)	(27,040)
(Increase) decrease in due from affiliates	(75,436)	(6,614)	13,040
Increase in investments, trading	(86,637)	(6,188)	(9,692)
Increase in other assets	(15,066)	(52,907)	(4,160)
Increase in accrued compensation	210,310	51,236	53,874
Increase in accounts payable and accrued liabilities	754	28,010	6,497
Increase (decrease) in due to affiliates	174,785	8,261	(37,036)
Increase (decrease) in other liabilities	(316)	9,936	(698)

Cash flows from operating activities	720,884	254,937	231,358

Cash flows from investing activities
Purchases of investments	(212,629)	(51,579)	(97,636)
Sales of investments	25,662	57,681	192,254
Escrow deposits	—	(7,700)	—
Sales of real estate held for sale	—	112,184	—
Deemed cash contribution upon consolidation of VIE	—	—	6,412
Consolidation of sponsored investment funds	3,889	—	(68,337)
Deconsolidation of sponsored investment funds	(1,717)	—	—
Acquisitions, net of cash acquired and purchase price contingencies	272,353	(275,218)	(74)
Purchases of property and equipment	(83,993)	(55,154)	(25,592)

Cash flows from investing activities	3,565	(219,786)	7,027

Cash flows from financing activities
Borrowings, net of issuance costs	—	395,000	—
Principal repayment of short-term borrowings	—	(150,000)	—
Repayment of short-term borrowings	—	(111,840)	—
Dividends paid	(135,665)	(76,606)	(63,660)
Reissuance of treasury stock	8,140	15,141	15,369
Purchase of treasury stock	(30,973)	(77,466)	(57,607)
Subscriptions received from minority interest holders, net of redemptions	68,490	7,871	12,981
Issuance of common stock	1,192	706	—
Excess tax benefit from stock-based compensation	4,852	—	—
Other	(937)	(7,074)	(6,723)

Cash flows from financing activities	(84,901)	(4,268)	(99,640)

Effect of exchange rate changes on cash and cash equivalents	36,533	(4,333)	2,987

Net increase in cash and cash equivalents	676,081	26,550	141,732
Cash and cash equivalents, beginning of year	484,223	457,673	315,941

Cash and cash equivalents, end of year	$1,160,304	$484,223	$457,673

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

Business

BlackRock, Inc. (together, with its subsidiaries and predecessors, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients and to individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name.

On September 29, 2006, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), dated as of February 15, 2006, by and among BlackRock (formerly known as New Boise, Inc.), BlackRock Merger Sub., Inc. (formerly known as Boise Merger Sub., Inc., “Merger Sub”), BlackRock Holdco 2, Inc. (formerly known as BlackRock, Inc., “Old BlackRock”) and Merrill Lynch & Co., Inc. (“Merrill Lynch”), Merger Sub merged with and into Old BlackRock with Old BlackRock surviving as a wholly-owned subsidiary of BlackRock and Merrill Lynch contributed the entities and assets that constituted its investment management business (the “MLIM Business”) to BlackRock via a capital contribution. In exchange for this contribution, BlackRock issued to Merrill Lynch 52,395,082 shares of common stock and 12,604,918 shares of series A non-voting participating preferred shares, representing a 45% voting interest and approximately 49.3% of the fully-diluted capital stock at such date (such transactions, collectively, referred to as the “MLIM Transaction”). Prior to the MLIM Transaction, the Company was owned approximately 69% by The PNC Financial Services Group, Inc. (“PNC”). PNC’s ownership was reduced to approximately 34% of the total capital stock as a result of the MLIM Transaction.

In connection with the MLIM Transaction, BlackRock entered into a global distribution agreement with Merrill Lynch. The global distribution agreement provides a framework under which Merrill Lynch will provide portfolio administration and servicing of client investments in certain BlackRock products. Pursuant to the global distribution agreement, among other things: 1) Merrill Lynch has agreed to cause each of its distributors to continue distributing BlackRock products that it distributed as of the date of the Transaction Agreement, on the same economic terms as were in effect as of the date of the Transaction Agreement or as the parties otherwise agree; 2) products introduced by BlackRock to Merrill Lynch for distribution that do not fall within an existing category, type or platform of products distributed by Merrill Lynch will be entitled to the most favorable economic terms offered by BlackRock to other distributors of the same product; and 3) with respect to any Merrill Lynch distributor that does not at the time in question distribute a particular BlackRock product, Merrill Lynch has agreed to, upon BlackRock’s request, use all commercially reasonable efforts to obtain distribution of any products by such Merrill Lynch distributor as BlackRock requests on the same terms as provided to such products by Merrill Lynch distributors already distributing the product. See Note 2 for additional information regarding the MLIM Transaction.

1.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by GAAP. All significant accounts and transactions between consolidated entities have been eliminated.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions and in money market mutual funds, in which the Company is exposed to market and credit risk. Cash and cash equivalent balances which are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated investments are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition.

Investments

Consolidation

The accounting method used for the Company’s equity investments is generally dependent upon the influence the Company has on its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which is generally shown through a 50% or greater voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities”), an investee may be consolidated if BlackRock is considered the primary beneficiary of the investee. The primary beneficiary determination will consider not only BlackRock’s equity interest, but the benefits and risks associated with non-equity components of the Company’s relationship with the investee, including debt, investment advisory and other similar arrangements, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities. The Company, as general partner or managing member, is generally presumed to control investments in partnerships, limited partnerships and certain limited liability companies. Such a presumption can be overcome if other partners or members in the investment have substantive participation or kick-out rights pursuant to Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Equity Method

For equity investments where BlackRock does not control the investee, and is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income is recorded as non-operating income for investments in funds and as other revenue for operating or advisory company investments since such operating or advisory companies are considered to be integral to BlackRock’s core business. Distributions received reduce the Company’s investment balance.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Investments (continued)

Equity Securities Classified as Trading or Available-For-Sale

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are readily marketable, the investments are classified as either trading or available-for-sale securities based upon management’s intent in making the investment. Trading securities are those investments which are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income in the consolidated statements of income during the period of the change. Available-for-sale securities are those securities which are not classified as trading securities. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income on the Company’s consolidated financial statements.

Cost Method

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received are recorded in non-operating income.

Debt Securities

Debt securities are classified as either held-to-maturity or as available-for-sale based upon management’s purpose for making the investment. If the Company has the ability and intent to hold a debt security to its maturity, the security is classified as held-to-maturity and is recorded at its amortized cost in the consolidated statements of financial condition. If the Company does not have the intent to hold the debt security to maturity or is unable to do so, the security is classified as available-for-sale.

Collateralized Debt Obligations

The Company’s investments in collateralized debt obligations (“CDOs”) are recorded at fair value and the dividend income from these CDOs is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF No. 99-20, dividend income on the Company’s CDOs is recorded based upon projected investment yield. Expected future cash flows for the CDO are reviewed periodically and changes in the yield are recorded prospectively. Dividend income for these investments is recorded in non-operating income on the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Investments (continued)

Consolidated Fund Investments

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund. All of the consolidated funds’ investments are carried at fair value, with corresponding changes in the securities’ fair values reflected in non-operating income in the Company’s consolidated statements of income. In the absence of a publicly available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value as provided by the private investment fund’s investment manager which may or may not be BlackRock. When the Company can no longer control these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method, as appropriate. In addition, changes in fair value of certain illiquid investments held by these funds, including direct investments in equity or debt securities of privately held companies certain real estate products are recorded based upon the best information available at the time, considering any significant changes in the operations of the investment. At December 31, 2006, investments in consolidated funds represented $1,515,754 of the Company’s total investments of $2,097,574.

Gains and Losses

Realized gains and losses on trading, available-for-sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in non-operating income in the consolidated statements of income.

Impairments

The Company’s management periodically assesses impairment on its investments. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded to the consolidated statements of income.

When the fair values of trading or available-for-sale securities are lower than their cost or amortized cost values, the Company evaluates the securities to determine whether the impairment is considered other than temporary. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other than temporary, a charge is recorded to the consolidated statements of income.

The Company reviews its CDO investments for impairment periodically throughout the term of the investment. The Company estimates the fair value of its CDO investments using the present value of future cash flows. If the estimated future cash flows are lower than the previous estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its estimated fair value if the impairment is considered other than temporary.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded impairments of $2,256, $811 and $1,100 to its CDO investments, respectively. There were no impairments of other investments for the years ended December 31, 2006, 2005 and 2004.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Goodwill includes goodwill and assembled workforce. Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets. The value of contracts to manage assets in proprietary mutual funds is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Assembled workforce represents the intangible benefit of a workforce acquired in a business combination and is a component of goodwill on the consolidated statements of financial condition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their expected useful lives, which, at December 31, 2006, ranged from 2 to 20 years, with a weighted average estimated useful life of 10.1 years.

The Company assesses its indefinite-lived management contracts and goodwill for impairment at least annually, considering factors such as assets under management, product mix, projected cash flows, average fees by product and revenue multiples to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair values of finite-lived intangible assets are reviewed at least annually to determine whether circumstances exist which indicate there may be a potential impairment. If such circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

Deferred Mutual Fund Commissions

In connection with the MLIM Transaction and the SSR acquisition, the Company acquired the rights to receive certain cash flows from sponsored mutual funds without a front-end sales charge (“back-end load shares”). The fair value of these deferred mutual fund commissions were capitalized as part of the respective acquisitions and are being amortized over periods between three and seven years. The Company receives distribution and service fees from certain acquired funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of mutual fund shares. Upon receipt of CDSCs, the Company records revenue and the corresponding unamortized deferred commission is expensed.

The Company periodically reviews the carrying value of deferred mutual fund commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. If indicators of a potential impairment exists, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for the years ended December 31, 2006 or 2005.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

Software Costs

BlackRock provides a variety of risk management, investment analytic and investment system services to its customers utilizing proprietary software which is hosted and maintained by BlackRock. The Company follows AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $11,519 and $9,443 have been capitalized for the years ended December 31, 2006 and 2005, respectively, and are being amortized over an estimated useful life of three years.

Separate Account Assets and Liabilities

A wholly-owned subsidiary of the Company is a registered insurance company that maintains certain separate accounts representing segregated funds held for purposes of funding individual and group pension contracts. The separate account assets are not subject to general claims of the creditors of BlackRock. These accounts and the related liabilities are recorded as separate account assets and separate account liabilities on the consolidated statement of financial condition in accordance with the AICPA Audit and Accounting Guide: Life and Health Insurance Entities (the “AICPA Guide”).

The net investment income and net realized and unrealized gains and losses attributable to separate account assets supporting individual and group pension contracts accrue directly to the contract owner and are not reported as revenue in the consolidated statements of income. Policy administration and management fees associated with separate account products are included in investment advisory and administration fees in the consolidated statements of income in accordance with the AICPA Guide.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s consolidated statements of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

Foreign Exchange

Financial assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-financial assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income, a separate component of stockholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense in the consolidated statements of income.

Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s stock-based compensation plans generally vest over periods ranging from one to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Stock-based Compensation (continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2005	2004
Net income, as reported	$233,908	$143,141
Add: Stock-based employee compensation expense included in net income, as reported, net of tax	8,458	4,218
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of tax	(16,384)	(13,970)

Pro forma net income	$225,982	$133,389

Earnings per share:
Basic - as reported	$3.64	$2.25
Basic - pro forma	$3.52	$2.09

Diluted - as reported	$3.50	$2.17
Diluted - pro forma	$3.38	$2.02

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Stock-based Compensation (continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments is measured using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition approach, with no cumulative effect on net income. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of restricted share units is calculated using the Company’s share price on the date of grant. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Expense is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates are generally derived using historical forfeiture information, where available, and are reviewed for reasonableness at least annually.

Awards under the Company’s stock-based compensation plans vest over periods ranging from one to five years. The adoption of SFAS No. 123R reduced 2006 pre-tax net income and net income by approximately $12,556 and $7,911, respectively, and affected earnings per share by approximately $0.10 per basic share and $0.09 per diluted share. The impact of the adoption of SFAS No. 123R was immaterial to the Company’s consolidated statement of cash flows.

Leases

The Company accounts for its operating leases in accordance with SFAS No. 13, Accounting for Leases. The Company generally expenses the lease payments associated with operating leases through the lease term (including rent-free periods), beginning on the date the Company takes possession of the leased space.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of the assets under management (“AUM”) or, in the case of certain real estate clients, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

The Company contracts with third parties for various mutual fund administration and shareholder servicing to be performed on behalf of certain funds managed by BlackRock. Such arrangements are generally priced at a portion of the Company’s management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party (“retrocessions”). The Company accounts for retrocessions in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has recorded its retrocession contracts net of management fees earned because management believes that the Company is not the primary obligor of the arrangement, does not perform part of the service, is not primarily responsible for fulfillment and has no credit risk. Retrocessions for the year ended December 31, 2006 amounted to $156,014 and were included in investment advisory and administration fees on the 2006 consolidated statement of income. The Company did not enter into any retrocession arrangements in 2005 or 2004.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are generally earned upon exceeding specified investment return thresholds. Such fees are recorded upon completion of the measurement period. For the years ended December 31, 2006, 2005 and 2004, performance fee revenue totaled $242,282, $167,994 and $41,606, respectively.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts (“REITs”), commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on pre-determined percentages of the market value of assets subject to the services, on fixed monthly or quarterly payments or upon attainment of certain pre-defined milestones. Certain client accounts also may be subject to performance fees at the client’s discretion. The fees earned for risk management, investment analytic and investment system services are recorded as earned in other revenue on the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs are expensed when incurred.

Earnings per Share

Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the total weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per common share are computed using the treasury stock method.

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock issued to Merrill Lynch in the MLIM Transaction and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations.

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the balance sheet. The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•

The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At December 31, 2006, the carrying value of investments approximates their fair value.

•	At December 31, 2006, the estimated fair value of the Company’s $250,000 aggregate principal amount of debentures is $372,813.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those investments at fair value.

The Company uses derivative financial instruments primarily for purposes of hedging (a) exposures to fluctuations in foreign currency exchange rates of its assets and liabilities and (b) market exposures for certain investments. Derivative financial instruments are not entered into for trading or speculative purposes. Certain consolidated funds may invest in derivatives as a part of their investment strategy. Changes in the fair value of the Company’s derivative financial instruments are recognized in current earnings, and, where applicable, offset by the corresponding gain or loss on the related foreign denominated assets or liabilities, in the consolidated statements of income.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year presentation.

Recent Accounting Developments

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership (including certain limited liability companies), and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective immediately for all newly formed partnerships and any modified limited partnership agreements. The guidance was effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005. The adoption of EITF 04-5 on January 1, 2006 had no impact on the Company’s consolidated financial statements. Subsequent to the MLIM Transaction, certain investments were consolidated under the provisions of EITF 04-5.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities subject to the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

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

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company adopted SFAS No. 155 on January 1, 2007 and the impact of adoption is not expected to be material to its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is reviewing the impact of adopting FIN No. 48 but does not anticipate that the impact will be material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact adoption will have on its consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company adopted SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

2.	Mergers and Acquisitions

Merrill Lynch Investment Managers

On September 29, 2006, the Company completed the MLIM Transaction and issued 52,395,082 shares of BlackRock common stock and 12,604,918 of series A non-voting participating preferred stock to Merrill Lynch in consideration for the MLIM Business. Total consideration issued to Merrill Lynch was $9,083,928, net of cash acquired, including capitalized transaction costs. The acquisition of the MLIM Business added to BlackRock’s existing investment management capabilities for retail and institutional investors through proprietary and third-party distribution channels globally. The investment management capabilities of the acquired MLIM Business include equity, fixed income, cash management, index, enhanced index, balanced and alternative investments, which are offered through vehicles such as mutual funds, non-registered investment management vehicles, privately managed accounts and retail and institutional separate accounts with approximately $589.2 billion in AUM at September 29, 2006. The combined company is one of the world’s largest asset management firms with approximately $1.125 trillion in AUM at December 31, 2006, providing a full range of equity, fixed income, cash management and alternative investment products, with strong representation in both retail and institutional channels, in the U.S. and non-U.S. markets. In completing this transaction, the Company expects, among other things, increased opportunities for growth as the result of broad investment and risk management capabilities and global scale; increased retail presence in the United States and a stronger reputation in Europe and Asia; and new opportunities for distributing BlackRock investment management products through access to Merrill Lynch’s distribution network. The Company’s consolidated financial statements include the accounts of the MLIM Business subsequent to September 29, 2006.

In connection with the MLIM Transaction, Merrill Lynch and PNC have each entered into stockholder agreements with BlackRock. As of September 30 and December 31, 2006, Merrill Lynch’s ownership represented approximately 45% of the voting interest in BlackRock and approximately 49.3% of total capital stock outstanding on a fully diluted basis. Pursuant to the terms of the stockholder agreement, Merrill Lynch is restricted from owning more than 49.8% of the fully diluted capital stock of BlackRock. PNC, which owned approximately 69% of BlackRock’s total capital stock prior to the MLIM Transaction, owned approximately 34% of the total outstanding capital stock as of September 30, 2006 and December 31, 2006. Pursuant to the terms of the stockholder agreement, PNC is generally restricted from owning more than the greater of 35% of the capital stock of BlackRock or the percentage ownership it held immediately following closing of the MLIM Transaction, except in the case where an increase in PNC’s percentage ownership is due to a BlackRock share buyback, in which case PNC is permitted to own no more than 40% of the Company’s outstanding capital stock.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

2.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

In addition to the ownership restrictions described above, the stockholder agreements include the following additional provisions, among others:

•	Both Merrill Lynch and PNC are generally restricted from purchasing additional shares of BlackRock common stock if it would result in either exceeding their respective ownership cap;

•	Merrill Lynch is restricted from transferring any common stock or the series A non-voting participating preferred stock for a period of three years without the prior consent of BlackRock;

•

PNC and Merrill Lynch after the third anniversary of the closing of the MLIM Transaction, are subject to additional transfer restrictions designed to ensure that no party acquires a significant holding of voting stock;

•

Merrill Lynch and PNC are required to vote their shares in accordance with the BlackRock Board of Directors’ recommendations to the extent consistent with the provisions of the stockholder agreements; and

•

Certain fundamental transactions may not be entered into without prior approval of all of the independent directors then in office, or at least two-thirds of the directors then in office. Additionally, BlackRock may not enter into certain key transactions without prior approval of Merrill Lynch and PNC.

The series A non-voting participating preferred stock:

•	Except as otherwise provided by applicable law, is non-voting;

•	Participates in dividends on common stock on an equal basis as the common stock;

•	Grants the holder the right to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	Benefits from a liquidation preference of $0.01 per share; and

•	Is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

In connection with the approval of the Transaction Agreement, the Company adopted a dividend policy establishing a targeted payout ratio of 40% of historical net income, with all subsequent quarterly dividend declarations under such policy remaining subject to the Board of Directors’ discretion. The PNC stockholder agreement refers to the board’s resolution adopting the policy, including its resolution to not revise the dividend payout ratio downward except in furtherance of its board’s fiduciary duties or other prudent financial considerations.

In addition, Merrill Lynch has agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements will amount to 50% of the total amount of awards to former MLIM employees between $100,000 and $200,000. The Company is entitled to invoice Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. By January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of $200,000 per year and intends to seek reimbursement from Merrill Lynch for an appropriate portion of these awards. Contributions made by Merrill Lynch will be recorded as capital contributions when received.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

2.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

The MLIM Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The value of the consideration paid for the net assets acquired was determined using the average closing price of BlackRock’s common stock two days before, the day of and two days after the MLIM Transaction announcement date of February 15, 2006 in accordance with EITF No. 99-12, Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Both the common stock and the series A non-voting participating preferred stock were valued at a price of $147.34 per share since both classes of stock participate equally in dividends and have transfer restrictions.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

2.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

A summary of the recorded fair values of the assets acquired and liabilities assumed in this acquisition and subsequent adjustments is as follows:

	Original Estimate of Fair Value	Purchase Price Adjustments	Adjusted Estimate of Fair Value
Accounts receivable	$645,273	$—	$645,273
Investments	1,256,476	6,103	1,262,579
Property and equipment	40,138	(3,507)	36,631
Deferred mutual fund commissions	188,464	27	188,491
Other assets	144,977	(2,589)	142,388
Separate account assets	4,212,311	—	4,212,311
Finite-life intangible management contracts	1,082,720	52,380	1,135,100
Indefinite-life intangible management contracts	4,498,200	(20,800)	4,477,400
Goodwill	3,266,702	1,755,256	5,021,958
Liabilities assumed	(6,093,923)	50,947	(6,042,976)
Deferred tax liabilites	(15,755)	(1,808,439)	(1,824,194)
Payable to Merrill Lynch	(141,922)	(29,111)	(171,033)

Total purchase price, including acquisition costs	$9,083,661	$267	$9,083,928

Summary of consideration, net of cash acquired:
Capital stock, at fair value	$9,577,100	$—	$9,577,100
Cash acquired	(519,761)	—	(519,761)
Other capitalized transaction costs	26,322	267	26,589

Total consideration	$9,083,661	$267	$9,083,928

The fair values of the assets acquired and liabilities assumed in the MLIM Transaction were estimated by management considering, among other things, the assistance of an independent third party valuation firm. The Company utilized an income approach to valuing the acquired intangible management contracts of MLIM, including mutual funds and separate accounts, which requires a projection of revenues, based in part upon estimates of AUM growth and client attrition, and expenses both specifically attributable to the intangible assets. The discounted cash flow method was then applied to the potential income streams. The value of the intangible asset was taken as the present value of the after-tax cash flows attributable to the asset.

Generally, acquired management contracts of mutual funds are considered indefinite-lived intangible assets, while acquired management contracts of separate accounts and funds with fixed terms are considered finite-lived. Remaining economic useful life of finite-lived intangible management contracts were based upon historical and projected client turnover.

Approximately $26,589 of direct costs were capitalized in conjunction with the MLIM Transaction, primarily representing $20,000 of financial advisory fees and approximately $6,589 in legal and other professional fees. Certain capitalized costs have been estimated as of December 31, 2006 and are subject to adjustment. Finite-lived intangible management contracts have an original weighted average estimated useful life of 10.1 years.

Approximately $107,000 of the goodwill generated from the MLIM Transaction is deductible for tax purposes.

The allocation of the purchase price is preliminary and subject to adjustment. The following purchase price adjustments were recorded in the fourth quarter of 2006:

•	Certain investments were revalued during the fourth quarter using September 30, 2006 information, which was not available at the date of acquisition.

•

Finite-lived and indefinite-lived intangible assets were initially valued using June 30, 2006 AUM and other assumptions. These intangible assets were revalued during the fourth quarter using September 30, 2006 AUM.

•	As of September 30, 2006, the Company had not decided upon its tax structure and did not have sufficient information to determine the amount of deferred taxes (if any).

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

2.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

Deferred taxes, property and equipment, other assets, accounts payable and accrued liabilities have been stated at preliminary estimates of fair value. These fair values are subject to adjustment based upon management’s subsequent receipt of additional information but are not expected to be material.

The Company expects to be completed with its fair value estimates as of September 30, 2006 in the above areas by September 30, 2007.

The following unaudited pro forma combined financial information does not purport to be indicative of actual financial position or results of BlackRock’s operations had the MLIM Transaction actually been consummated at the beginning of each period presented. Certain one-time charges have been eliminated. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock and MLIM filed consolidated income tax returns during the year presented. Management expects to realize net operating synergies from this transaction. The pro forma combined financial information does not reflect the potential impact of these synergies.

	Year Ended December, 31
(in millions, except per share data)	2006	2005
Total revenue	$3,772	$2,869
Operating income	$1,193	$711
Net income	$782	$530
Earnings per share:
Basic	$6.06	$4.10
Diluted	$5.93	$3.99

BlackRock results included $141,932 of MLIM integration costs during the year ended December 31, 2006. For purposes of the pro forma financial information above, these costs have been removed.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

2.	Mergers and Acquisitions (continued)

Nomura BlackRock Asset Management

On September 29, 2006, BlackRock acquired the 50% interest in Nomura BlackRock Asset Management Co., Ltd. (“NBAM”) that was held by its joint venture partner, Nomura Asset Managers (“Nomura”), for a purchase price of five billion Japanese yen (approximately $42,408), subject to certain adjustment provisions. Prior to the NBAM transaction, NBAM was consolidated in the Company’s financial statements under FIN No. 46R, Variable Interest Entities, as a result of the preferential payments received by a BlackRock subsidiary which resulted in BlackRock being considered the primary beneficiary of NBAM.

The Company accounted for its acquisition of NBAM using step acquisition accounting in accordance with SFAS No. 141, resulting in a partial step-up in the book basis of the assets of NBAM to fair value. As a result of the acquisition, the Company recorded finite-lived intangible assets of $13,100 with an amortizable life of nine years and goodwill of approximately $27,725. Goodwill has not been allocated to reporting units since management believes that the Company operates in one reporting unit, with the exception of its registered broker-dealer subsidiary.

SSRM Holdings, Inc.

On January 31, 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company (“SSRMC”) and SSR Realty Advisors, Inc. (renamed BlackRock Realty Advisors, Inc., “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $265,089 in cash and 550,000 shares of BlackRock restricted common stock. SSR, through its subsidiaries, actively managed approximately $49.7 billion in stock, bond, balanced and real estate portfolios for both institutional and individual investors at January 31, 2005. SSR’s results have been included in the Company’s results since February 1, 2005. MetLife is precluded from selling the BlackRock shares received in the SSR acquisitions until the third anniversary of the closing, except in limited circumstances.

Pursuant to the terms of the stock purchase agreement for the SSR transaction an additional payment was made to MetLife in the amount of $50,000 based on the Company achieving specified retention levels of AUM and run-rate revenue for the year ended January 31, 2006. This amount was paid in the second quarter of 2006.

In addition, the stock purchase agreement provides for two other contingent payments. MetLife is to receive 32.5% of performance fees earned, as of March 31, 2006, from a certain large institutional real estate client. In the first quarter of 2006, the Company incurred a fee sharing expense of $34,450 related to this arrangement. Such amount, net of other settlements of $9,477 related to the SSR acquisition, was subject to review by MetLife and had not been paid as of December 31, 2006. In addition, on the fifth anniversary of the closing of the SSR acquisition, MetLife could receive an additional payment up to a maximum of $10,000 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

The Company’s consolidated financial statements include the accounts of SSR subsequent to January 31, 2005.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

3.	Investments

As of December 31, 2006 and December 31, 2005, BlackRock had total investments of $2,097,574 and $298,668, respectively. Of the total investments at December 31, 2006, $158,442 were classified as available-for-sale investments, $472,483 were classified as trading investments and $1,466,649 were classified as other investments, which included equity and cost method investments and certain consolidated private equity funds.

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
December 31, 2006
Total available-for-sale investments:
Commingled investments	$118,147	$8,085	$(583)	$125,649
Collateralized debt obligations	27,496	1,866	—	29,362
Other	3,312	119	—	3,431

Total available-for-sale investments	$148,955	$10,070	$(583)	$158,442

December 31, 2005
Total available-for-sale investments:
Collateralized debt obligations	$24,944	$773	$—	$25,717
Commingled investments	4,442	20	(153)	4,309

Total available-for-sale investments	$29,386	$793	$(153)	$30,026

The Company has reviewed the gross unrealized losses of $583 as of December 31, 2006, of which $496 had been in a loss position for less than 12 months, and determined that these losses were not other than temporary.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded impairments of $2,256, $811 and $1,100 to its CDO investments, respectively, primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

3.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

	Cost	Carrying Value
December 31, 2006
Trading investments:
Equity securities	$139,874	$155,930
Municipal debt securities	154,015	154,510
Commingled investments	137,505	148,387
Corporate notes and bonds	13,779	13,656

Total trading investments	445,173	472,483

Other investments:
Other fund investments	1,428,617	1,448,503
Deferred compensation plans	14,074	18,146

Total other investments	1,442,691	1,466,649

Total trading and other investments	$1,887,864	$1,939,132

December 31, 2005
Trading investments:
Commingled investments	$19,699	$22,319
Equity securities	15,964	18,425
Mortgage-backed securities	13,345	13,069
Corporate notes and bonds	8,146	7,946
Municipal debt securities	119	123

Total trading investments	57,273	61,882

Other investments:
Other fund investments	167,593	181,292
Deferred compensation plans	20,976	24,495
Other	193	973

Total other investments	188,762	206,760

Total trading and other investments	$246,035	$268,642

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

3.	Investments (continued)

Included in other investments is $27,127 of investments accounted for using the cost method. FSP FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairment whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. At December 31, 2006, management reviewed $24,247 in carrying value of cost basis investments, with an estimated aggregate fair value of $26,647 and found no impairments to exist.

In addition, $2,880 in cost basis investments were not reviewed for other-than-temporary impairment because management concluded that no events had occurred that indicated a potentially significant adverse impact on the fair value of the investment.

The carrying value of investments in trading debt securities by contractual maturity at December 31, 2006, is as follows:

Maturity Date	Carrying Value
<1 year	$776
1-5 years	7,989
5-10 years	2,772
After 10 years	156,629

Total	$168,166

In connection with the MLIM Transaction, the Company acquired a fund investing primarily in municipal debt securities, which is consolidated in the Company’s financial statements at December 31, 2006. The fair value of these debt securities at December 31, 2006 was $154,390 and all of the fund’s securities mature in greater than 10 years. In addition, the fund had approximately $17,800 in unsettled sales, approximately $148,565 of purchase obligations and unsettled purchases, which were recorded in other assets and other liabilities, respectively, on the consolidated statement of financial condition at December 31, 2006.

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2006, 2005 and 2004 is shown below. Cost basis for sales of securities is determined on a specific identification basis.

	Year ended December 31,
	2006	2005	2004
Sales proceeds	$6,682	$15,126	$177,022

Net realized gain:
Gross realized gains	$1,428	$629	$1,737
Gross realized losses	—	(13)	(1,139)

Net realized gain	$1,428	$616	$598

The Company consolidates certain entities acquired in connection with the MLIM Transaction. At December 31, 2006, the following balances, related to these entities, were included in the 2006 consolidated statement of financial condition:

December 31, 2006
Cash and cash equivalents	$90,919
Investments	1,515,754
Other liabilities, net	(127,266)
Minority interest	(1,109,092)

Total consolidated net assets	$370,315

Total consolidated net assets of $370,315 represent the fair value of the Company’s ownership interest in these funds. Valuation changes associated with these investments are reflected in non-operating income and minority interest and may result in volatility in the Company’s net income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

4.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful life - in years	December 31,
		2006	2005
Property and equipment, net:
Land	N/A	$4,356	$3,564
Building	39	16,972	16,972
Building improvements	15	12,030	10,861
Leasehold improvements	1-13	112,926	71,654
Equipment and computer software	3-5	184,706	122,759
Furniture and fixtures	7	39,072	27,071
Construction in progress	N/A	4,555	294

Gross property and equipment		374,617	253,175

Less: accumulated depreciation		159,833	123,724

Property and equipment, net		$214,784	$129,451

N/A	- Not applicable

Depreciation expense was $35,291, $23,397 and $19,739 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Other Revenue

Other revenue consists of the following:

	Year ended December 31,
	2006	2005	2004
Other revenue:
BlackRock Solutions	$126,350	$111,526	$80,541
12b-1 fees	35,903	11,333	—
Real estate property management fees	32,056	32,294	—
Fund accounting services	12,579	—	—
Investment accounting	12,036	7,969	6,002
Other	38,029	9,892	5,145

Total other revenue	$256,953	$173,014	$91,688

Real estate property management fees for the years ended December 31, 2006 and 2005 include reimbursements of the cost of compensation and benefits related to certain Realty employees. The related compensation and benefits of these employees are included in the Company’s employee compensation and benefits expense in the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

6.	Derivative Instruments

The Company may, at times, consolidate certain funds which utilize derivative instruments as a part of the fund’s investment strategy. Such derivatives are not material to the Company’s consolidated financial statements.

By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

7.	Goodwill

In connection with the MLIM Transaction on September 29, 2006 (see Note 2), the Company estimated the fair value of the assets acquired and the liabilities assumed in accordance with SFAS No. 141, Business Combinations. The excess of purchase price over the fair value of the net assets acquired in the MLIM Transaction, amounting to $5,021,958, was recorded as goodwill.

In connection with the NBAM transaction on September 29, 2006 (see further discussion in Note 2), the Company estimated the fair value of the assets acquired and the liabilities assumed in accordance with SFAS No. 141. The excess of purchase price over the fair value of the net assets acquired in the transaction, amounting to $27,725, was recorded as goodwill.

As a part of the SSR transaction in January 2005, the Company acquired BlackRock Realty Advisors, Inc. (formerly SSR Realty, Inc., or “Realty”), which had a management agreement with MetLife whereby Realty acted as sub-advisor of the Tower Fund (“Tower”), an open-ended commingled insurance company real estate separate account sponsored and managed by MetLife. On September 30, 2006, the Company completed a transfer of substantially all the assets, liabilities and investors of Tower to a REIT structured, sponsored and managed by Realty whereby BlackRock can manage the fund directly. In order to effectuate the transfer, Realty incurred $10,225 in transfer taxes, legal costs and other costs, which were capitalized as part of the purchase price upon completing the conversion.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

8.	Intangible Assets

Intangible assets at December 31, 2006 and 2005 consist of the following:

	Weighted-Average Estimated Useful Life	December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$4,461,290	—	4,461,290
Alternative investment products	N/A	250,442	—	250,442

Total indefinite-lived intangible assets		4,711,732	0	4,711,732

Finite-lived intangible assets:
Acquired management contracts:
Institutional	9.7	832,500	32,118	800,382
Retail	11.0	348,200	8,000	340,200
Other	11.1	38,740	8,624	30,116

Total finite-lived intangible assets	10.1	1,219,440	48,742	1,170,698

Total intangible assets		$5,931,172	$48,742	$5,882,430

	Weighted-Average Estimated Useful Life	December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$189,910	$—	$189,910
Alternative investment products	N/A	44,242	—	44,242

Total indefinite-lived intangible assets		234,152	—	234,152

Finite-lived intangible assets:
Acquired management contracts:
Institutional	9.1	48,300	5,538	42,762
Other	13.4	22,940	5,686	17,254

Total finite-lived intangible assets	10.5	71,240	11,224	60,016

Total intangible assets		$305,392	$11,224	$294,168

N/A - Not applicable

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

8.	Intangible Assets (continued)

Finite-Lived Acquired Management Contracts

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition, was $8,040 on May 15, 2000. This amount was recorded as an intangible asset and is being amortized on a straight-line basis over ten years. At December 31, 2006, the unamortized balance on this management contract was $2,713. The Company’s remaining liability of $3,170 is included in long-term debt on the consolidated statements of financial condition. The Company’s remaining cash obligation at December 31, 2006 is approximately $1,000 per year for the next four years. If Anthracite’s management contract is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

In January 2005, the Company acquired $63,200 in finite-life management contracts from MetLife, consisting of $48,300 in contracts with institutional separate accounts, $8,700 in contracts with real estate equity funds and $6,200 in contracts with CDOs. The useful lives of finite-life acquired management contracts range from 5 to 20 years.

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired finite-life management contracts valued at $1,135,100, consisting primarily of $771,100 of contracts with institutional separate accounts, $348,200 of contracts with retail separate accounts, $11,200 of private equity accounts and $4,600 in trade name intangibles. The weighted-average estimated useful life of these finite-life management contracts is approximately 10.1 years.

On September 29, 2006, in conjunction with the NBAM transaction, the Company acquired $13,100 of finite-life management contracts, consisting primarily of institutional fixed income accounts. The weighted-average useful life of these finite-life management contracts is approximately nine years.

Future expected amortization expense for intangible assets for each of the five succeeding years is as follows:

2007	$124,267
2008	$123,727
2009	$122,008
2010	$120,937
2011	$117,620

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

8.	Intangible Assets (continued)

Indefinite-Lived Acquired Management Contracts

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired indefinite-life management contracts valued at $4,477,400, consisting of $4,271,200 of retail mutual funds and $206,200 of alternative investment products.

In January 2005, the Company acquired $229,200 in indefinite-life management contracts from MetLife, consisting of $187,800 in contracts with mutual funds and $41,400 in contracts with alternative investment funds.

9.	Borrowings

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced August 15, 2005. The Company used a portion of the net proceeds from this issuance to retire a $150,000 bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for the SSR acquisition.

Prior to February 15, 2009, the Debentures may be convertible at the option of the holder at an December 31, 2006 conversion rate of 9.762 shares of common stock per $1 principal amount of Debentures under certain circumstances. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s common stock, if during the five business day period after any five consecutive trading day period in which the trading price per Debenture for each day of such period is less than 103% of the product of the last reported sales price of BlackRock’s common stock and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of BlackRock common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets or a change of control of the Company. On and after February 15, 2009, the Debentures will be convertible into cash at any time prior to maturity at the option of the holder and, in some situations as described below, additional shares of the Company’s common stock at the above initial conversion rate, subject to adjustments.

At the time the Debentures are tendered for conversion, for each $1 principal amount of Debentures converted, a holder shall be entitled to receive cash and shares of BlackRock common stock, if any, the aggregate value of which (the “conversion value”) will be determined by multiplying the applicable conversion rate by the average of the daily volume weighted average price of BlackRock common stock for each of the ten consecutive trading days beginning on the second trading day immediately following the day the Debentures are tendered for conversion (the “ten day weighted average price”). The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Debentures to be converted and (b) the aggregate principal amount of the Debentures to be converted, and (2) if the aggregate conversion value of the Debentures to be converted is greater than the principal return, an amount in shares (the “net shares”), determined as set forth below, equal to such aggregate conversion value less the principal return (the “net share amount”). The number of net shares to be paid will be determined by dividing the net share amount by the ten-day weighted average price. In lieu of delivering fractional shares, the Company will deliver cash based on the ten-day weighted average price.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

9.	Borrowings (continued)

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, each payment of quarterly dividends greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, BlackRock’s common stock, a distribution of assets or indebtedness to holders of BlackRock common stock or a tender offer on the common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that any economic gains realized by the Company’s stockholders are shared with the holders of the Debentures. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions and has been subsequently revised in 2006 to 9.754 as a result of dividends paid by the Company that were in excess of $0.30 per share.

If the effective date or anticipated effective date of certain transactions that constitute a change of control occurs on or prior to February 15, 2010, under certain circumstances, the Company will provide for a make-whole amount by increasing, for a certain time period, the conversion rate by a number of additional shares of common stock for any conversion of Debentures in connection with such transactions. The amount of additional shares will be determined based on the price paid per share of BlackRock common stock in the transaction constituting a change of control and the effective date of such transaction. However, if such transaction constitutes a public acquirer change of control, the Company may elect to issue shares of the acquiring company rather than BlackRock shares.

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders of the Debentures have the right to require the Company to repurchase the Debentures for cash on February 15, 2010, 2015, 2020, 2025 and 2030. In addition, holders of the Debentures may require the Company to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, (i) upon a change of control of the Company or (ii) if BlackRock’s common stock is neither listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ.

The Company is obligated to pay contingent interest, which is the amount of interest payable to holders of the Debentures for any six-month period from February 15 to August 15 or from August 15 to February 15, with the initial six-month period commencing February 15, 2010, if the trading price of the Debentures for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Debentures. During any period when contingent interest is payable, the contingent interest payable per Debenture will equal 0.25% of the average trading price of the Debentures during the ten trading days immediately preceding the first day of the applicable six-month interest period.

The Company will pay liquidated damages to holders of the Debentures if the Company suspends the use of the SEC registration statement, and thereby prevents such holders from reselling their Debentures for a period that exceeds (i) 45 days in any three month period or (ii) an aggregate of 120 days in any 12-month period. Notwithstanding the forgoing, the Company is permitted to suspend use of the SEC registration statement for up to 165 days in any 12-month period under certain circumstances relating to acquisitions, financing and similar transactions. During any period when liquidated damages are payable, the liquidated damages payable per Debenture will equal 0.25% of the outstanding principal amount of the Debentures for the first 90 days after the occurrence of the offending event and 0.50% of the outstanding principal amount of the Debentures after the first 90 days. The Company has not suspended the use of the registration statement.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

9.	Borrowings (continued)

The Company does not currently anticipate that any of the put and call rights, conversion rights, adjustments to the conversion rate, contingent interest and liquidated damages features will affect the Company’s liquidity and capital resources.

In December 2006, the Company entered into a revolving credit agreement with a syndicate of banking institutions with an initial borrowing capacity of $600.0 million (the “Credit Agreement”). The term of the facility is five years and interest currently accrues at the applicable London Interbank Offer Rate (“LIBOR”) plus 0.20%. The Company pays a commitment fee of 0.04% per annum on the undrawn balance annually. Additionally, for each day that the total amount outstanding is greater than 50% of the total commitments by all lenders, the Company pays a utilization fee of 0.05% per annum on the total amount outstanding. Financial covenants in the Credit Agreement require BlackRock to maintain a maximum debt/EBITDA ratio of 3.0 and a minimum EBITDA/interest expense ratio of 4.0. The facility is intended to fund various investment opportunities as well as BlackRock’s near-term operating cash requirements. As of December 31, 2006, the Company had no borrowings outstanding under this facility.

In February 2007, the Company exercised its ability to increase the capacity of the facility to a maximum borrowing capacity of $800.0 million. The credit agreement allows BlackRock to request an additional $200 million of borrowing capacity, subject to lender credit approval, up to a maximum of $1 billion. During January and February 2007, the Company borrowed $540.0 million against this facility for general corporate purposes. The term for the outstanding debt is one month and as of February 28, 2007 accrues interest at a rate of 5.52%. Outstanding borrowings at February 28, 2007 are due March 13, 2007 and the Company has provided notice that it will continue $450 million of such borrowings.

10.	Commitments and Contingencies

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements which expire through 2018. Future minimum commitments under these operating leases are as follows:

2007	$70,590
2008	74,065
2009	70,933
2010	68,851
2011	63,317
Thereafter	190,497

$538,253

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

10.	Commitments and Contingencies (continued)

Lease Commitments (continued)

The above lease commitments include one facility which is sub-leased from Merrill Lynch, an affiliate. Future lease commitments on such lease were $13,392 in 2007, $18,284 in 2008, $19,154 in 2009, $19,154 in 2010 and $14,365 in 2011.

Occupancy expense, including rent, depreciation on building and leasehold improvements, utilities and other related expenses, amounted to $64,086, $36,190 and $23,407 for the years ended December 31, 2006, 2005 and 2004, respectively.

Acquired Management Contract Obligation

See Note 8 for discussion of the Company’s acquired management contract obligation.

Other

The Company acts as the collateral manager in a synthetic CDO transaction and has a maximum potential exposure of $16,667 under the credit default swap contained in this agreement. See Note 6 for further discussion of this CDO and the related commitment.

On April 30, 2003, the Company purchased an investment manager of a hedge fund of funds for approximately $4,100 in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. BlackRock has not recorded any liability in the consolidated statement of financial condition as of December 31, 2006 in connection with this commitment as the ultimate amount of the liability, if any, could not be accurately determined at this time.

Investment Commitments

The Company has certain investment commitments relating primarily to real estate products and private equity funds. Dates shown below represent the expiration dates of the commitments. Amounts to be funded generally are callable at any point prior to the expiration of the commitment. The Company has the following unfunded investment commitments as of December 31, 2006:

2007	$31,122
2008	10,795
2009	—
2010	39,397
2011	2,350
Thereafter	245,319

Total	$328,983

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

10.	Commitments and Contingencies (continued)

Investment Commitments (continued)

BlackRock is also obligated to maintain a specified ownership level in certain investment products, which may result in additional required contributions of capital. These amounts are inherently uncertain. In addition, as a general partner in certain private equity partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

In October 2006, the Company, along with other investors, committed capital to fund the purchase of a large apartment complex in New York City from MetLife. The Company invested a total of $112,500 in the fourth quarter of 2006 in connection with the purchase.

Legal Proceedings

BlackRock has received subpoenas from various U.S. federal and state governmental and regulatory authorities and various information requests from the SEC in connection with industry-wide investigations of U.S. mutual fund matters. BlackRock is continuing to cooperate fully in these matters. From time to time, BlackRock is subject to other regulatory inquiries and proceedings.

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

Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such regulatory matters or lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations and cash flow in any future reporting period.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

10.	Commitments and Contingencies (continued)

Indemnifications

In the ordinary course of business, BlackRock enters into contracts with third parties pursuant to which the third parties provide services on behalf of BlackRock. In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

Under the Transaction Agreement in the MLIM Transaction, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from (1) inaccuracy in or breach of representations or warranties related to the Company’s SEC reports, absence of undisclosed liabilities, litigation and compliance with laws and government regulations, without giving effect to any materiality or material adverse effect qualifiers, (2) any alleged or actual breach, failure to comply, violation or other deficiency with respect to any regulatory or fiduciary requirements relating to the operation of BlackRock’s business, (3) any fees or expenses incurred or owed by BlackRock to any brokers, financial advisors or comparable other person retained or employed by BlackRock in connection with the transactions, and (4) certain specified tax covenants.

Merrill Lynch is not entitled to indemnification for any losses arising from the circumstances and events described in (1) above until the aggregate losses (other than individual losses less than $100) of Merrill Lynch exceed $100,000. In the event that such losses exceed $100,000, Merrill Lynch is entitled to be indemnified only for such losses (other than individual losses less than $100) in excess of $100,000. Merrill Lynch is not entitled to indemnification payments pursuant to (1) above in excess of $1,600,000 or for claims made more than 18 months from the closing of the MLIM Transaction. These limitations do not apply to losses arising from the circumstances and events described in (2), (3) and (4) above, which survive indefinitely.

Management believes that the likelihood of any liability arising under these indemnification provisions to be remote and, as such, no liability has been recorded on the consolidated statement of financial condition. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

11.	Variable Interest Entities

The Company is involved with various entities in the normal course of business that are considered to be variable interest entities (“VIEs”) and holds interests therein, including investment advisory agreements and equity securities, which are considered variable interests. The Company engages in these transactions principally to address client needs through the launch of CDOs and private investment funds. At December 31, 2006 and 2005, the aggregate assets, debt and BlackRock’s maximum risk of loss in significant VIEs in which BlackRock is not the primary beneficiary were as follows:

December 31, 2006	Assets	Debt	BlackRock’s Maximum Risk of Loss
Collateralized debt obligations	$10,614,100	$10,459,063	$46,030
Private investment funds	6,822,253	604,495	7,994

Total	$17,436,353	$11,063,558	$54,024

December 31, 2005
Collateralized debt obligations	$6,289,500	$5,491,200	$42,383
Private investment funds	5,180,700	1,049,800	5,991

Total	$11,470,200	$6,541,000	$48,374

As of December 31, 2006, the Company was not the primary beneficiary of any VIEs.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

12.	Employee Benefit Plans

Involuntary Deferred Compensation Plan

Effective January 2002, the Company adopted an Involuntary Deferred Compensation Plan (“IDCP”) for the purpose of providing deferred compensation and retention incentives to key officers and employees. The IDCP provided for a mandatory deferral of up to 15% of annual incentive compensation. For annual incentive awards for fiscal years prior to 2005, the mandatory deferral was matched by BlackRock in an amount equal to 20% of the deferral for employees with total compensation above certain levels. The matching contribution and investment income related to the mandatory deferral vests on the third anniversary of the deferral date. The Company funds the obligation through the establishment of a rabbi trust on behalf of the participants in the plan. No mandatory deferrals under the IDCP have been made since the annual incentive awards for fiscal year 2004.

Voluntary Deferred Compensation Plan

Effective January 2002, the Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) which allows participants to elect to defer between 1% and 100% of that portion of the employee’s annual incentive compensation not mandatorily deferred under the IDCP. The participants must specify a deferral period of one, three, five or ten years. The Company funds the obligation through the establishment of a rabbi trust on behalf of the participants in the plan.

Rabbi Trust

The rabbi trust established for the IDCP and VDCP, with assets totaling $49,401 and $46,814 as of December 31, 2006 and 2005, respectively, is reflected in investments on the Company’s consolidated statements of financial condition and such investments are classified as trading and other investments. The corresponding liability balance of $48,647 and $46,352 as of December 31, 2006 and 2005 is reflected in the Company’s consolidated statements of financial condition as accrued compensation. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income or loss and changes in the corresponding liability are reflected as employee compensation and benefits expense in the accompanying consolidated statements of income.

Defined Benefit Plans

Certain employees of the Company participate in PNC’s non-contributory defined benefit pension plan. Effective July 1, 2004, PNC froze all accrued benefits related to BlackRock participants under this plan and closed this plan to new BlackRock participants. Effective September 29, 2006, the Company paid PNC $1,945 to assume all future liabilities under the Plan. The Company had contributed approximately $1,600 to the plan and had a prepaid balance of approximately $1,026 in pension benefit obligation as of December 31, 2005, respectively. These amounts were recorded in other assets on the consolidated statements of financial condition. BlackRock recorded a pension expense of $626, $0 and $10 for the years ended December 31, 2006, 2005 and 2004, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

12.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

Pension benefit costs for the State Street Research & Management Company Retirement Plan are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in plan asset levels.

The measurement date used to determine the pension benefit obligation measures for the defined pension benefit plan is December 31, 2006. The beginning of year amounts for fiscal 2005 are all as of January 31, 2005, the acquisition date of SSR.

Accrued pension costs are included in accrued compensation in the consolidated statements of financial condition. The following table presents the funded status of the plan:

	December 31, 2006	December 31, 2005
Change in accumulated benefit obligation:
Accumulated benefit obligation, beginning of the year	$3,685	$3,732
Interest cost	201	178
Actuarial loss	(213)	(110)
Disbursements	(109)	(115)

Accumulated benefit obligation, end of year	$3,564	$3,685

	December 31, 2006	December 31, 2005
Change in plan assets:
Fair value of plan assets, beginning of the year	$2,727	$2,339
Actual return on plan assets	289	107
Employer contributions	323	396
Disbursements	(109)	(115)

Fair value of plan assets, end of year	$3,230	$2,727

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

12.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

	December 31, 2006	December 31, 2005
Funded status:
Funded status, beginning of the year	$(334)	$(958)
Unrecognized net gain	—	(41)

Accrued benefit cost, end of year	$(334)	$(999)

The net benefit cost consists of the following:

	December 31, 2006	December 31, 2005
Net periodic benefit cost:
Interest cost	$201	$178
Expected return on plan assets	(194)	(177)

Net periodic benefit cost	$7	$1

Weighted-average assumptions used to determine benefit obligations are as follows:

	December 31, 2006	December 31, 2005
Discount rate	5.50%	5.50%
Expected long-term return on plan assets	7.00%	8.00%
Rate of compensation increase	N/A	N/A

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

12.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

The weighted-average allocation of pension plan assets is as follows:

Asset Category	December 31, 2006
Equity	47.0%
Debt	33.0
Other	20.0

Total	100.0%

Plan assets consist primarily of listed domestic equity securities and U.S. government, agency and corporate debt securities held in two BlackRock funds. Plan assets do not include any common stock or debt of BlackRock.

The Company made a contribution of $323 into the pension plan during 2006 and the Company expects to make a contribution into the pension plan during 2007, as necessary. The following benefit payments are expected to be paid:

Periods
January 1, 2007—December 31, 2007	$119
January 1, 2008—December 31, 2008	$136
January 1, 2009—December 31, 2009	$146
January 1, 2010—December 31, 2010	$155
January 1, 2011—December 31, 2011	$169
January 1, 2012—December 31, 2016	$928

Through the MLIM Transaction, the Company assumed several defined benefit pension plans in Japan, Germany, Luxembourg, Isle of Man and Jersey. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants. Participant benefits under the plans will not change with salary increases or additional years of service. The liabilities assumed under these plans were recorded as part of the purchase price allocation for the MLIM Transaction (see Note 2) and are immaterial to the Company’s 2006 consolidated statement of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

12.	Employee Benefit Plans (continued)

Defined Contribution Plans

Until September 30, 2006, the Company’s employees participated in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, as defined by the plan, were matched by the Company, subject to Internal Revenue Code limitations. Effective in October 2006, the Company established The BlackRock Retirement Savings Plan (“BRSP”). Employee accounts in the ISP were transferred directly to the BRSP in October 2006. Under BRSP, employee contributions of up to 6% of eligible compensation subject to Internal Revenue Code limitations are matched by the Company at 50%. As part of the BRSP, the Company will also make a retirement contribution on behalf of each eligble participant equal to 3% of eligible compensation, as well as up to an additional 2% of eligible compensation may be made at the Company’s discretion. ISP expense for the Company was $10,608, $7,221, and $5,452 for the years ended December 31, 2006, 2005 and 2004, respectively. Contributions to the ISP were matched primarily by shares of BlackRock’s common stock in 2006 and 2005. 500,000 shares of BlackRock’s common stock have been reserved for the ISP, of which approximately 493,000 shares have been issued as of December 31, 2006. Contributions to the BRSP are matched in cash. Investments in BlackRock stock were transferred from the ISP to the BRSP; however, no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

BlackRock International Limited (“BIL”) and BlackRock Investment Management (UK) Limited (“BIM”), wholly-owned subsidiaries of the Company, contribute to the BlackRock Group Personal Pension Plan (the “Pension Plan”), a defined contribution plan, for all employees employed with BIL and BIM. BIL and BIM contribute between 6% and 15% of each employee’s eligible compensation, which totaled $1,119, $833 and $772 during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company assumed two 401(k) covering employees of SSR and Realty (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR acquisition. Effective with the closing of the SSR acquisition, contributions ceased for all participants in the Research Plan and selected participants in the Realty Plan and the Research Plan was closed to new participants. All participants for which contribution ceased in either the Research Plan or Realty Plan, participated in the ISP through September 30, 2006 and became participants of the BRSP thereafter. For all employees who remain active participants in the Realty Plan, employee contributions of up to 3% of eligible compensation, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company.

Deferred Compensation Plans

SSR and Realty have deferred compensation plans (collectively, the “SSR New Plan”) which allow participants to elect to defer a portion of their annual incentive compensation for either a fixed term or until retirement and invest the funds in specified investments. SSR has funded a portion of the obligation through the purchase of company-owned life insurance (“COLI”) policies to the benefit of SSR. The COLI assets are carried at fair value on the consolidated statement of financial condition, and at December 31, 2006, the value of the COLI assets was $15,257 and was recorded in other assets. Changes in the cash surrender value of the COLI policies are recorded to non-operating income in the consolidated statements of income. In addition, the Company has recorded a related obligation to repay the deferred incentive compensation, plus applicable earnings, to employees, which totaled $18,161 and was recorded in accrued compensation on the consolidated statement of financial condition as of December 31, 2006. Changes in the Company’s obligation under the SSR New Plan, as a result of appreciation of the underlying investments in an employee’s account, are recorded as compensation and benefits expense in the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

12.	Employee Benefit Plans (continued)

Deferred Compensation Plans (continued)

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for either a fixed term or until retirement. Obligations under this plan were funded through split-dollar life insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid by the Company and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR under the SSR Old Plan will be applied first against the obligation to repay premiums advanced by SSR, with any remaining value accruing to the benefit of the employee. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At December 31, 2006, the receivables from employees and obligations under the SSR Old Plan were $1,669.

Post-retirement Benefits

Until December 31, 2006, PNC provided certain post-retirement health care and life insurance benefits for certain eligible employees. As of December 31, 2006, the Company transferred all future liability under this plan to PNC for $1,828. Expenses for post-retirement benefits allocated to the Company by PNC were $794, $68 and $111 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2005, accrued post-retirement benefits included in the consolidated statements of financial condition totaled $663. No separate financial obligation data for the Company is available with respect to such plan.

In addition, the Company assumed a requirement to deliver post-retirement medical benefits to a closed population based in the United Kingdom.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

13.	Stock Award and Incentive Plans

Stock Award and Incentive Plan

Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock may be granted to employees at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock grants or restricted stock units (“RSUs”). A maximum of 17,000,000 shares of common stock are authorized for issuance under the Award Plan at December 31, 2006. Of this amount, 9,397,321 shares remain available for future awards at December 31, 2006. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company generally issues shares out of treasury.

Stock Options

Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2003. Options granted have a ten-year life, vest ratably over periods ranging from three to four years and become exercisable upon vesting. Prior to the January 2007 grants described below, the Company had not issued any additional stock option grants since 2003. Stock option activity for the years ended December 31, 2006, 2005 and 2004 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2003	5,448,007	$36.65
Exercised	375,021	$33.42
Forfeited	137,250	$38.31

December 31, 2004	4,935,736	$36.84
Exercised	320,093	$37.18
Forfeited	38,002	$37.36

December 31, 2005	4,577,641	$36.81
Exercised	113,572	$33.23
Forfeited	6,400	$37.36

December 31, 2006	4,457,669	$36.90

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $13,477, $22,824 and $16,442 respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

13.	Stock Award and Incentive Plans (continued)

Stock Options (continued)

Stock options outstanding and exercisable at December 31, 2006 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value of Exercisable Shares
(per share)		(years)	(per share)		(per share)
$14.00	263,569	2.75	$14.00	263,569	$14.00	$36,346
$37.36	3,498,100	5.79	$37.36	3,498,100	$37.36	400,672
$41.39 - $43.31	696,000	4.00	$43.27	696,000	$43.27	75,606

	4,457,669	5.33	$36.90	4,457,669	$36.90	$512,624

Stock options issued were valued at their original grant date using the Black-Scholes valuation model. Upon adoption of SFAS No. 123 on January 1, 2003, the Company began to expense stock options over their remaining vesting term. The adoption of SFAS No. 123R on January 1, 2006 resulted in additional expense during 2006 related to previously granted stock options. Stock option expense for the years ended December 31, 2006, 2005 and 2004 amounted to $12,537, $340 and $340, respectively. See Note 1 for further discussion of the impact of the adoption of SFAS No. 123R.

On January 31, 2007, the Company awarded options to purchase approximately 1,545,000 shares of BlackRock common stock to certain executives as long-term incentive compensation. The options vest on September 29, 2011, provided that the Company has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011, and have a strike price of $167.76, which was based upon the closing price of the shares on the grant date. Fair value, as calculated with the Black-Scholes method was approximately $45.88 per option, which will be amortized over the vesting period, net of expected forfeitures.

Restricted Stock

Pursuant to the Award Plan restricted stock grants and RSUs may be granted to certain employees. Restricted stock was issued for stock awards prior to 2006. RSUs were issued for all grants in 2006. These restricted shares and RSUs vest over periods ranging from one to five years and are expensed on the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Dividends on RSUs are vested and paid to employees on the dividend payment date. The Company incurred compensation expense of $30,454, $11,828 and $5,478 during the years ended December 31, 2006, 2005 and 2004, respectively, related to the amortization of restricted stock and RSUs, exclusive of the October 2006 RSU grants noted below.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

13.	Stock Award and Incentive Plans (continued)

Restricted Stock (continued)

Restricted stock and RSU activity for the years ended December 31, 2006, 2005 and 2004 is summarized below:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2003	191,331	$51.77
Vested	(46,922)	$51.77
Forfeited	(3,595)	$51.77

December 31, 2004	140,814	$51.77
Granted	251,095	$80.33
Vested	(100,261)	$65.59

December 31, 2005	291,648	$71.60
Granted	1,341,975	$141.35
Vested	(113,456)	$68.15
Forfeited	(4,104)	$128.18

December 31, 2006	1,516,063	$133.44

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s stock price. In January 2006, the Company issued approximately 299,000 RSUs to certain employees at a total fair value of approximately $38,320. The awards vest evenly over three years. In October 2006, the Company’s management development and compensation committee (“MDCC”) approved approximately $147,370 in incentive awards to former MLIM employees remaining with BlackRock after the closing of the MLIM Transaction. Pursuant to the terms of the award, the cash award was converted to RSUs in November 2006 at the then-market price of BlackRock’s common stock. The conversion to shares resulted in the award of approximately 1,014,000 RSUs which vest after five years. The Company recorded compensation expense of $16,656 in 2006 related to these awards.

As of December 31, 2006, there was $141,445 of total unrecognized compensation cost related to unvested restricted stock and RSUs. That cost is expected to be recognized over a weighted average period of 4.5 years.

In January 2007, the Company issued approximately $153,000 of RSUs to employees as part of annual incentive compensation under the Award Plan that vest evenly over three years.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

13.	Stock Award and Incentive Plans (continued)

BlackRock, Inc. Long-Term Retention and Incentive Plan

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (“LTIP”) permited the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), of which the Company granted approximately $230,300. Under the terms of the LTIP, grants of initial awards would vest if BlackRock’s average closing stock price was at or above $62.00 for a three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. In addition to the stock price threshold, the vesting of awards was contingent on the participants’ continued employment with the Company for periods ranging from two to five years through the payment date in early 2007. Prior to 2004, the Company did not expense the LTIP awards as they were subject to the share price threshold. However, during the third quarter of 2004, management determined that the vesting of the LTIP Awards was probable and recorded an initial charge of $90,606 under the LTIP Plan. In the first quarter of 2005, the Company’s average closing stock price was above the $62.00 threshold and the stock price contingency was satisfied. Annual expense attributable to LTIP awards was $61,230, $59,375 and $103,999 during the years ended December 31, 2006, 2005 and 2004, respectively.

Up to $200,000 of the LTIP Awards resulted in no economic cost to the Company as this amount was funded with shares of BlackRock common stock surrendered by PNC and distributed to LTIP participants in 2007, less income tax withholding. PNC has committed to provide up to 4,000,000 shares of BlackRock common stock for compensation purposes pursuant to a surrender agreement. Committed shares not provided in connection with LTIP payments will be available to support future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the MDCC and are made in accordance with the share surrender agreement.

Approximately $210,000 of the LTIP awards were paid in January 2007. The awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to LTIP participants. Under the terms of the plan, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $165,700. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC. For the shares not put to the Company, no additional dilution resulted from the issuance of stock since the PNC shares were issued and outstanding as of December 31, 2006. Put elections made by employees were accounted for as treasury stock repurchases and are accretive to the Company’s earnings per share. The shares repurchased have been retained as treasury stock.

In addition to the option grants discussed above, the Company issued approximately $260,000 of RSUs to employees as long-term incentive compensation in January 2007. The RSU awards vest on September 29, 2011, provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011. An alternative performance hurdle provides for vesting of the awards based on specific targets for the Company’s earnings growth performance to peers over the term of the awards.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

13.	Stock Award and Incentive Plans (continued)

Employee Stock Purchase Plan

Through August 2006, the terms of the BlackRock Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees could not purchase more than 500 shares of common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423(b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 worth of common stock based on its fair market value. The Company used the fair value method of measuring compensation cost pursuant to SFAS No. 123 and incurred ESPP-related compensation expense of approximately $988, $1,258, and $824 during the years ended December 31, 2006, 2005 and 2004, respectively. The ESPP was suspended in August 2006 and amended effective January 2007.

Effective January 2007, the terms of the amended ESPP allow eligble employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with SFAS No. 123R, effective in January 2007, the Company will no longer record compensation expense related to the amended ESPP.

Through August 2006, the fair value of ESPP shares was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected dividend yield	1.3%	1.42% to 1.5%	1.60% to 1.72%
Expected volatility	28.03%	19.46% to 24.24%	21.97% to 22.45%
Risk-free interest	4.59%	2.77% to 3.69%	1.00% to 1.74%
Expected term	6 months	6 months	6 months

These assumptions were developed by management based upon reviews of third party market data as of the end of the latest offer period.

The weighted average fair value of the discount, including the fair value of the embedded look-back option, on ESPP shares acquired by employees in 2006, 2005 and 2004 was $30.13, $17.46, and $12.65 per share, respectively.

Tax Consequences of Stock-Based Compensation

When the Company records stock-based compensation expense, it records an offsetting deferred tax benefit. The Company receives current tax benefits for the fair market value of stock options upon exercise of the option, which may or may not exceed the book deferred tax. The Company also receives tax benefits on restricted stock and RSUs for the fair value of stock issued upon the vesting date. Such tax benefit may or may not exceed the book expense. Excess tax benefits occur when the tax benefit exceeds the recorded tax benefit. Such excess tax benefits are recorded directly to additional paid-in capital upon exercise of options or vesting of restricted stock or RSUs. For the years ended December 31, 2006, 2005 and 2004, the Company recorded excess tax benefits related to stock compensation of $4,852, $4,967 and $3,424, respectively. If the tax benefit is less than the recorded tax benefit, the Company records a reduction to additional paid-in capital to the extent that it has additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital). If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between recorded tax benefit and tax return benefit. BlackRock has excess additional paid-in capital credits to absorb approximately $11,000 of deficits between recorded tax benefits and tax return benefits as of December 31, 2006.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

14.	Related Party Transactions

Determination of Related Parties

As a result of the MLIM Transaction (see Note 2 for further discussion), Merrill Lynch, along with its affiliates, acquired approximately 49.3% of the total capital stock of BlackRock on a fully diluted basis. The Company has considered Merrill Lynch, along with its affiliates, a related party in accordance with SFAS No. 57, Related Party Disclosures, since the closing of the MLIM Transaction based on its level of ownership.

For the years ended December 31, 2006, 2005 and 2004, the Company considered PNC, along with its affiliates, to be related parties based on their collective ownership of BlackRock capital stock of approximately 69% for those years through September 29, 2006. Following the closing of the MLIM Transaction on September 29, 2006, PNC, along with its affiliates, owned approximately 34% of BlackRock’s total capital stock and was still considered a related party as of December 31, 2006 based on its level of ownership.

In connection with the closing of the SSR acquisition in January 2005, MetLife was issued 550,000 shares of restricted BlackRock common stock (see Note 2 for further discussion). The Company has considered MetLife a related party since January 2005 because of this level of ownership and because of the significance of the revenue earned by BlackRock from MetLife. Subsequent to the MLIM Transaction, however, MetLife’s ownership interest in the Company has decreased to less than 1% of the Company’s total capital stock and the revenue earned by BlackRock from MetLife has decreased as a percentage of the Company’s total revenue with the significant increase in the Company’s revenue base. Consequently, the Company did not consider MetLife to be a related party as of December 31, 2006. Transactions with MetLife have been included herein since the Company did consider MetLife to be a related party for a majority of the years ended December 31, 2006 and 2005.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

14.	Related Party Transactions (continued)

Determination of Related Parties (continued)

For the years ended December 31, 2005 and 2004, the Company considered Nomura to be a related party because the Company and Nomura were joint venture partners, each holding a 50% interest, in NBAM, and as a result of the significance of revenues earned by the Company from Nomura. On September 29, 2006, the Company purchased Nomura’s 50% interest in NBAM (see Note 2 for additional information) and the Company’s revenue base increased significantly as a result of the MLIM Transaction. Consequently, the Company did not consider Nomura to be a related party as of December 31, 2006. Transactions with Nomura have been included in this discussion since the Company did consider Nomura to be a related party for a majority of the year ended December 31, 2006 and for all of the years ended December 31, 2005 and 2004.

For the years ended December 31, 2006, 2005 and 2004, the Company considers its mutual funds to be related parties as a result of the significant influence the Company has over such funds.

Investment Advisory and Administration Fees from Related Parties

The Company provides investment advisory and administration services to its open and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to certain Merrill Lynch subsidiaries, PNC subsidiaries, MetLife sponsored variable annuities and separate accounts and Nomura and its affiliates for a fee based on AUM. Further, the Company provides risk management services to PNC.

Revenues for services provided by the Company to these mutual funds and separate accounts are as follows:

	Year ended December 31,
	2006	2005	2004
Investment advisory and administration fees from related parties:
Merrill Lynch and affiliates	$203,334	$—	$—
PNC and affiliates	67,911	58,509	59,991
MetLife and affiliates	61,613	51,805	—
Nomura and affiliates	6,474	8,781	9,594
Other mutual funds	570,269	271,704	178,487

Total investment advisory and administration fees from related parties	$909,601	$390,799	$248,072

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

14.	Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch

On September 29, 2006, BlackRock entered into a global distribution agreement with Merrill Lynch. The distribution agreement provides a framework under which Merrill Lynch provides portfolio administration and servicing of client investments in certain BlackRock investment advisory products (including those of the former MLIM Business). Pursuant to the global distribution agreement, Merrill Lynch has agreed to cause each of its distributors to continue distributing BlackRock covered products and covered products of the former MLIM Business that it distributed as of February 15, 2006 on the same economic terms as were in effect on February 15, 2006 or as the parties otherwise agree. For new covered products introduced by BlackRock to Merrill Lynch for distribution that do not fall within an existing category, type or platform of covered products distributed by Merrill Lynch, the Merrill Lynch distributors must be offered the most favorable economic terms offered by BlackRock to other distributors of the same product. If a covered product that does not fall within an existing category, type or platform of covered products distributed by Merrill Lynch becomes part of a group or program of similar products distributed by the Merrill Lynch distributors, some of which are sponsored by managers other than BlackRock, the economic terms offered by Merrill Lynch distributors to BlackRock for the distribution of such covered products must be at least as favorable as the most favorable economic terms to which any such product is entitled. The economic terms of all covered products distributed by Merrill Lynch will remain in effect until January 1, 2009.

The total amount expensed by BlackRock during 2006 relating to Merrill Lynch portfolio administration and servicing of products covered by the distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $96,362.

On September 29, 2006 BlackRock entered into a transition services agreement with Merrill Lynch and its controlled affiliates to allow BlackRock to transition from relying on Merrill Lynch for various functions for the former MLIM business and to allow Merrill Lynch to transition from relying on the former MLIM business for various functions. The services provided in the 12 months prior to September 29, 2006 continue to be provided at the same general level of service. The pricing for such services is required to be consistent with historical practices. The total amount expensed by BlackRock for the year ended December 31, 2006 relating to the transition services agreement with Merrill Lynch was approximately $5,837.

Effective September 29, 2006, the Company subleases certain office buildings from Merrill Lynch. The sublease agreements expire in 2011. Rent expense of $4,328 was recorded related to office buildings subleased from Merrill Lynch.

Merrill Lynch and certain of its affiliates have been engaged by the Company to provide recordkeeping, administration and trustee services to the BRSP. All compensation to Merrill Lynch and its affiliates for these services is paid by the Company.

Certain Agreements and Arrangements with PNC

PNC provided certain general and administration services to the Company. Charges for such services are based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations. Additionally, an indirect wholly-owned subsidiary of PNC also acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges directly from the fund which are recorded in general and administration expense.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

14.	Related Party Transactions (continued)

Certain Agreements and Arrangements with MetLife

During 2006, the Company incurred a one-time fee sharing payment of $34,450 payable to MetLife based upon certain contractual arrangements entered into in conjunction with the SSR acquisition. See Note 2 for further information.

During 2006, BlackRock and Tishman Speyer formed a joint venture to acquire Peter Cooper Village and Stuyvesant Town, the largest apartment complex in New York City, from MetLife for $5.4 billion.

MetLife provided general and administration services to the Company during the transition period in support of SSR and its consolidated subsidiaries. These services ceased during the second quarter of 2005 and totaled $1,576 in 2005. In addition, BlackRock leases a portion of its office space under a formal sublease agreement with a subsidiary of MetLife. The lease expires in 2013. For the year ended December 31, 2006, the Company recorded $2,909 of rent expense associated with this agreement.

Through January 31, 2006, Realty maintained a $200,000 line of credit with a subsidiary of MetLife. Realty used the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the first quarter of 2005, the Company repaid all outstanding advances under the line of credit, which totaled $92,500, following the sale of related real estate to a newly formed investment fund. The line of credit expired on January 31, 2006.

Certain Agreements and Arrangements with Nomura

The Company has entered into sub-advisory and consulting agreements with Nomura.

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

	Year ended December 31,
	2006	2005	2004
Expenses with affiliates:
Portfolio administration and servicing costs
Merrill Lynch	$96,362	$—	$—
PNC	24,060	17,259	18,740
General and administration
Merrill Lynch	12,941	—	—
PNC	2,255	12,239	8,917
MetLife	3,932	—	—
Other	7,490	5,800	—
Fee sharing payment - MetLife	34,450	—	—

Total expenses with affiliates	$181,490	$35,298	$27,657

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

14.	Related Party Transactions (continued)

Accounts Receivable and Payable with Related Parties

Due from affiliates was $113,184 and $29,155 at December 31, 2006 and 2005, respectively, and primarily represented receivables for investment advisory and administration services provided by BlackRock. Due from affiliates as of December 31, 2006 included $40,622 in receivables from PNC and affiliates and $35,372 receivables from Merrill Lynch and affiliates. Due from affiliates as of December 31, 2005 primarily represented $11,699 in receivables from PNC and $11,299 in receivables from MetLife.

Included in other assets are advances to employees under the deferred compensation plan sponsored by SSR prior to 2003 (“SSR Old Plan”) and Company owned-life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR deferred compensation plan (“SSR New Plan”) totaling $1,669 and $3,032 as of December 31, 2006 and 2005, respectively. See Note 13 for further discussion of the Company’s benefit plans.

Due to affiliates was $243,836 and $11,893 at December 31, 2006 and 2005, respectively, including $209,112 payable to Merrill Lynch and $24,973 payable to MetLife at December 31, 2006. The payable to Merrill Lynch includes acquired payables and accrued liabilities under the global distribution agreement and the transition services agreement. The payable to MetLife includes payment for the one-time fee sharing expense, net of other settlements related to the SSR acquisition.

15.	Net Capital Requirements

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. At December 31, 2006, the Company was required to maintain approximately $344,300 in net capital at these subsidiaries and was in compliance with all regulatory minimum net capital requirements.

As a registered broker-dealer, a wholly owned subsidiary of BlackRock is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2006, BII’s net capital was $12,840 in excess of regulatory requirements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

16.	Capital Stock

At December 31, 2005, BlackRock’s authorized class A common stock, $0.01 par value, was 250,000,000 shares and BlackRock’s authorized class B common stock, $0.01 par value, was 100,000,000 shares. Holders of class A common stock had one vote per share and holders of class B common stock had five votes per share on all stockholder matters affecting both classes.

On September 29, 2006, the Company completed the MLIM Transaction and issued 52,395,082 shares of BlackRock common stock and 12,604,918 of series A non-voting participating preferred shares to Merrill Lynch in consideration for the MLIM business. In conjunction with the MLIM Transaction, all existing class A and class B common stockholders exchanged their shares for the newly issued common stock of the Company. All such shares contain the same voting rights.

BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2006. BlackRock’s authorized Series A non-voting participating preferred stock, $0.01 par value, was 500,000,000 shares at December 31, 2006.

The series A non-voting participating preferred stock:

•	Except as otherwise provided by applicable law, is non-voting;

•	Participates in dividends on common stock on an equal basis as the common stock;

•	Grants the holder the option to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	Benefits from a liquidation preference of $0.01 per share; and

•	Is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

In connection with the approval of the Transaction Agreement, the Company adopted a dividend policy establishing a targeted payout ratio of 40% of historical net income, with all subsequent quarterly dividend declarations under such policy remaining subject to the Board of Directors’ discretion.

The Company’s common shares issued and outstanding and related activity consist of the following:

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

16.	Capital Stock (continued)

	Shares Issued							Shares Outstanding
	Common Shares Class		Common Shares	Treasury Shares Class		Treasury Shares	Preferred Shares Series A	Common Shares Class		Common Shares	Preferred Shares
	A	B		A	B			A	B
January 1, 2004	19,243,878	46,120,737	—	(954,067)	(313,626)	—	—	18,289,811	45,807,111	—	—
Conversion of class B stock to class A stock	—	(621,227)	—	621,197	—	—	—	621,197	(621,227)	—	—
Issuance of class A common stock	—	—	—	525,508	—	—	—	525,508	—	—	—
Treasury stock transactions	—	—	—	(463,636)	(493,041)	—	—	(463,636)	(493,041)	—	—

December 31, 2004	19,243,878	45,499,510	—	(270,998)	(806,667)	—	—	18,972,880	44,692,843	—	—
Conversion of class B stock to class A stock	30,647	(382,226)	—	351,579	—	—	—	382,226	(382,226)	—	—
Issuance of class A common stock	700,780	—	—	587,580	—	—	—	1,288,360	—	—	—
Treasury stock transactions	—	—	—	(953,265)	—	—	—	(953,265)	—	—	—

December 31, 2005	19,975,305	45,117,284	—	(285,104)	(806,667)	—	—	19,690,201	44,310,617	—	—

Conversion of class B stock to class A stock	48,957	(203,138)	—	154,181	—	—	—	203,138	(203,138)	—	—
Issuance of class A common stock	48,094	—	—	179,604	—	—	—	227,698	—	—	—
Treasury stock transactions	—	—	—	(190,081)	—	—	—	(190,081)	—	—	—
Conversion of class A common stock to common stock	(20,072,356)	—	20,072,356	—	—	—	—	(20,072,356)	—	20,072,356	—
Conversion of class B common stock to common stock	—	(44,914,146)	44,914,146	—	—	—	—	—	(44,914,146)	44,914,146	—
Issuance of preferred series A stock	—	—	—	—	—	—	12,604,918	—	—	—	12,604,918
Issuance of common stock	—	—	52,395,080	—	—	(24,618)	—	—	—	52,370,462	—
Conversion of class A treasury stock to treasury shares	—	—	—	141,400	—	(141,400)	—	141,400	—	(141,400)	—
Conversion of class B treasury stock to treasury shares	—	—	—	—	806,667	(806,667)	—	—	806,667	(806,667)	—

December 31, 2006	—	—	117,381,582	—	—	(972,685)	12,604,918	—	—	116,408,897	12,604,918

During the years ended December 31, 2006 and 2005, the Company paid dividends of $1.68 per share, or $135,665, and $1.20 per share, or $77,040, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

17.	Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities. As such, the Company may be responsible for its pro rata share of tax positions taken by PNC for unaudited tax years which may be subsequently challenged by taxing authorities. Management does not anticipate that any such amounts would be material to the Company’s operations, financial position or cash flows.

For the years ended December 31, 2005 and 2004, BlackRock has filed, and will file for the year ended December 31, 2006, its own consolidated federal income tax return. BlackRock has filed selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis for the years ended December 31, 2005 and 2004, and will also file selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis for the period from January 1, 2006 though September 29, 2006. Other state and municipal income tax returns for the years ended December 31, 2005 and 2004, have been filed separately. BlackRock does not expect to file state or municipal income tax returns with PNC subsidiaries on a combined or unitary basis for periods beginning after September 29, 2006.

When BlackRock was included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally was based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

Under the provisions of APB No. 23, Accounting for Income Taxes, the Company has not recorded a provision for the residual U.S. income taxes and foreign withholding taxes that would occur upon repatriation of previously undistributed foreign earnings. A determination of unrecognized deferred tax liability associated with unrepatriated foreign earnings is not practicable.

Net current and deferred income tax expense is comprised of the following:

	December 31,
	2006	2005	2004
Current income tax expense:
Federal	$183,835	$137,461	$80,631
State and local	22,199	16,986	11,011
Foreign	25,938	3,006	3,870
Release of reserves related to New York
State and New York City tax audits	—	—	(18,099)

Total net current income tax expense	231,972	157,453	77,413

Deferred income tax expense:
Federal	(25,528)	(17,715)	(18,380)
State and local	(10,592)	(1,180)	(6,769)
Foreign	(6,389)	—	—

Total net deferred income tax expense	(42,509)	(18,895)	(25,149)

Net current and deferred income tax expense	$189,463	$138,558	$52,264

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

17.	Income Taxes (continued)

As of December 31, 2006, the Company had gross deferred income tax assets and liabilities of $14,687 and $1,738,670, respectively. The Company also had current income taxes receivable and payable of $42,068 and $171,378, respectively, as of December 31, 2006.

The components of the deferred tax assets and liabilities are shown below. Certain deferred taxes shown below are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction.

	December 31,
	2006	2005
Deferred tax assets:
Compensation and benefits	$166,239	$105,821
Deferred revenue	4,367	1,887
Other	8,356	5,492

Gross deferred tax asset	178,962	113,200

Deferred tax liabilities:
Goodwill and acquired intangibles	1,871,078	45,211
Depreciation	12,626	10,589
Other	19,241	11,680

Gross deferred tax liability	1,902,945	67,480

Net deferred tax (liabilities) asset	$(1,723,983)	$45,720

Income taxes have been based on the following components of income before taxes:

	December 31,
	2006	2005	2004
Domestic	$448,252	$362,882	$191,607
Foreign	63,813	9,584	3,798

Total	$512,065	$372,466	$195,405

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2006	%	2005	%	2004	%
Statutory income tax expense	$179,223	35%	$130,363	35.0%	$68,392	35.0%

Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(2,742)	(0.5)	(1,861)	(0.5)	(1,479)	(0.8)
Effect of foreign tax rates	4,770	0.9	(1,191)	(0.3)	1,186	0.6
Current state and local taxes	16,204	3.2	10,275	2.7	3,665	1.9
Change in deferred state and local taxes	(10,592)	(2.1)
Release of reserves related to New York State and New York City tax audits	—	—	—	—	(18,099)	(9.3)
Other	2,601.5		972	0.3	(1,401)	(0.7)

Income tax expense	$189,463	37.0%	$138,558	36.9%	$52,264	26.7%

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

18.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2006	2005	2004
Net income	$322,602	$233,908	$143,141

Basic weighted-average shares outstanding	80,638,167	64,182,766	63,688,955

Dilutive potential shares from stock options and restricted stock units	2,207,139	2,692,383	2,271,518

Dilutive potential shares from convertible debt	513,088	—	—

Dilutive weighted-average shares outstanding	83,358,394	66,875,149	65,960,473

Basic earnings per share	$4.00	$3.64	$2.25

Diluted earnings per share	$3.87	$3.50	$2.17

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the year ended December 31, 2006.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

19.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2006	2005	2004
Cash paid for interest	$7,618	$3,940	$574

Cash paid for income taxes	$154,497	$134,764	$97,343

Supplemental schedule of non-cash transactions:

	Year ended December 31,
	2006	2005	2004
Stock issued in MLIM Transaction	$9,577,100	$—	$—

Reissuance of treasury stock	$15,373	$29,712	$35,687

Convertible debt issuance costs	$—	$5,000	$—

Increase in investments due to consolidation of sponsored investment funds	$307,020	$—	$—

Decrease in investments due to deconsolidation of sponsored investment funds	$31,947	$13,758	$—

Increase in minority interest due to consolidation of sponsored investment funds	$196,085	—	—

Decrease in minority interest due to deconsolidation of sponsored investment funds	$33,040	$18,170	$—

Stock issued in SSR acquisition	$—	$37,212	$—

Short term borrowings assumed in SSR acquisition	$—	$111,840	$—

Mark-to-market on available-for-sale securities	$5,081	$286	$1,331

Dividend reinvestment	$513	$—	$—

Refer also to Note 2 for discussion of fair value estimates of MLIM assets and liabilities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

20.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base fee revenue by asset class for the years ended December 31, 2006, 2005 and 2004, respectively.

	Year ended December 31,
(Dollar amounts in thousands)	2006	2005	2004
Investment advisory and administration fees:
Fixed income	$564,435	$431,766	$372,973
Cash management	202,642	106,385	99,080
Equity and balanced	618,876	176,489	59,322
Alternative	212,788	135,738	60,642

Total investment advisory and administration base fees	$1,598,741	$850,378	$592,017

On a legal entity basis, approximately 82% of the Company’s investment advisory and administration base fee revenues for the year ended December 31, 2006 were generated from its U.S. subsidiaries. As of December 31, 2006, approximately 31% of the Company’s long-lived assets, including investments, separate account assets, property and equipment and other assets were in U.S. based legal entities. Included in non-U.S. assets are $4,299,879 of separate account assets held by the Company’s registered life insurance subsidiary which are held by the Company on behalf of clients and are entirely offset by a corresponding separate account liability.

For the years ended December 31, 2005 and 2004, less than 5.0% of the Company’s revenues were generated by its foreign subsidiaries and less than 3.0% of its long-lived assets, including investments, separate account assets, property and equipment and other assets were located outside in the United States.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

21.	Selected Quarterly Financial Data (unaudited)

	Quarter
	1st	2nd	3rd	4th [1]
2006
Revenue	$395,660	$360,733	$323,058	$1,018,525
Operating income	$100,027	$96,683	$29,008	$246,082
Net income	$70,862	$63,404	$18,914	$169,422
Earnings per share:
Basic	$1.11	$0.99	$0.29	$1.31
Diluted	$1.06	$0.95	$0.28	$1.28
Weighted-average shares outstanding:
Basic	64,074,888	64,136,378	64,761,447	129,040,518
Diluted	66,731,560	66,653,479	67,477,536	131,853,835
Dividend Declared Per Share	$0.42	$0.42	$0.42	$0.42
Common stock price per share:
High	$161.49	$159.36	$152.34	$158.50
Low	$105.74	$120.69	$123.04	$140.72
Close	$140.00	$139.17	$149.00	$151.90

2005
Revenue	$250,083	$271,389	$300,807	$369,107
Operating income	$66,582	$81,896	$79,669	$112,394
Net income	$46,536	$53,334	$61,119	$72,919
Earnings per share:
Basic	$0.72	$0.83	$0.95	$1.14
Diluted	$0.70	$0.79	$0.92	$1.09
Weighted-average shares outstanding:
Basic	64,290,510	64,354,069	64,087,871	64,002,818
Diluted	66,880,713	66,796,087	66,714,797	66,914,279
Dividend Declared Per Share	$0.30	$0.30	$0.30	$0.30
Common stock price per share:
High	$82.45	$80.52	$89.29	$113.87
Low	$73.64	$69.38	$79.87	$83.01
Close	$74.93	$80.45	$88.62	$108.48

[1]	Increases in the 4th quarter 2006 reflect the impact of the MLIM Transaction.

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

EXHIBIT INDEX (continued)

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(10)	Employment Agreement, between Old BlackRock and Laurence D. Fink, dated October 10, 2002. +

10.26(11)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(11)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(12)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

EXHIBIT INDEX (continued)

10.30(13)	Letter to Steven E. Buller.+

10.31(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.32(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.33(2)	Letter to Robert C. Doll.+

10.34(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.35(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.36(15)	Five-Year Revolving Credit Agreement dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(12)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

EXHIBIT INDEX (continued)

(13)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on September 7, 2005.
(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.
+	Denotes compensatory plans or arrangements.