Form 10-Q
period 2007-03-31
BlackRock Inc.
filed 2007-05-10
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission file number 001-33099

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0174431 (I.R.S. Employer Identification No.)

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

Yes               X                                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer          X            Accelerated filer                      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                   No              X

As of April 30, 2007, there were 116,088,158 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,018,828	$1,160,304
Accounts receivable	1,282,316	964,366
Due from affiliates	72,491	113,184
Investments	2,194,863	2,097,574
Intangible assets, net	5,851,394	5,882,430
Goodwill	5,306,882	5,257,017
Separate account assets	4,442,747	4,299,879
Deferred mutual fund commissions	160,939	177,242
Property and equipment, net	226,710	214,784
Taxes and other receivables	165,323	124,291
Other assets	159,496	178,421

Total assets	$20,881,989	$20,469,492

Liabilities
Accrued compensation	$345,905	$1,051,273
Accounts payable and accrued liabilities	902,078	753,839
Due to affiliates	122,809	243,836
Short-term borrowings	550,000	—
Long-term borrowings	253,167	253,167
Separate account liabilities	4,442,747	4,299,879
Deferred taxes	1,864,653	1,738,670
Other liabilities	317,410	237,856

Total liabilities	8,798,769	8,578,520

Non-controlling interest	1,084,479	1,109,092

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 117,381,582 shares issued, 116,350,912 and 116,408,897 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	1,174	1,174
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding)	126	126
Additional paid-in capital	9,977,810	9,799,447
Retained earnings	1,093,673	993,821
Accumulated other comprehensive income	45,412	44,666
Treasury stock, common, at cost (1,030,670 and 972,685 shares held at March 31, 2007 and December 31, 2006, respectively)	(119,454)	(57,354)

Total stockholders’ equity	10,998,741	10,781,880

Total liabilities, non-controlling interest and stockholders’ equity	$20,881,989	$20,469,492

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenue
Investment advisory and administration fees
Unaffiliated	$322,417	$242,497
Affiliated	573,509	107,211
Other revenue
Unaffiliated	80,231	42,164
Affiliated	29,217	3,788

Total revenue	1,005,374	395,660

Expense
Employee compensation and benefits	352,398	191,796
Portfolio administration and servicing costs
Unaffiliated	12,346	10,084
Affiliated	114,331	5,075
General and administration
Unaffiliated	210,703	50,341
Affiliated	12,333	1,858
Fee sharing payment	—	34,450
Amortization of intangible assets	31,032	2,029

Total expense	733,143	295,633

Operating income	272,231	100,027

Non-operating income (expense)
Net gain on investments	150,360	9,294
Interest and dividend income	18,357	5,770
Interest expense	(10,986)	(1,969)

Total non-operating income	157,731	13,095

Income before income taxes and non-controlling interest	429,962	113,122
Income tax expense	109,906	41,618

Income before non-controlling interest	320,056	71,504
Non-controlling interest	124,668	642

Net income	$195,388	$70,862

Earnings per share
Basic	$1.52	$1.11
Diluted	$1.48	$1.06

Dividends paid per share	$0.67	$0.42

Weighted-average shares outstanding
Basic	128,809,726	64,074,888
Diluted	131,895,570	66,731,560

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$195,388	$70,862
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale investments	(1,457)	376
Foreign currency translation gain (loss)	2,203	411

Comprehensive income	$196,134	$71,649

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Year to Date March 31,
	2007	2006
Cash flows from operating activities
Net income	$195,388	$70,862
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	46,062	9,109
Non-controlling interest	124,668	642
Stock-based compensation	43,881	26,542
Deferred income taxes	103,426	(5,117)
Net unrealized gain on investments	(100,235)	(4,029)
Amortization of deferred mutual fund commissions and bond issuance costs	16,303	2,799
Other adjustments	6,003	(2,864)
Accrued MLIM transaction costs	—	6,362
Changes in operating assets and liabilities:
Accounts receivable	(317,950)	(48,673)
Due from affiliates	40,693	(844)
Investments, trading	6,353	(7,511)
Taxes and other receivables	(51,720)	939
Other assets	(48,025)	(2,909)
Accrued compensation	(537,405)	(152,043)
Accounts payable and accrued liabilities	149,898	(34,613)
Due to affiliates	(85,127)	81,485
Other liabilities	110,861	(2,177)

Cash flows from operating activities	(296,926)	(62,040)

Cash flows from investing activities
Purchase of investments	(125,629)	(41,372)
Sale of investments	41,742	16,083
Consolidation of sponsored investment funds	135	—
Deconsolidation of sponsored investment funds	(5,844)	—
Acquisitions, net of cash acquired	(53,501)	—
Purchases of property and equipment	(27,983)	(14,602)

Cash flows from investing activities	(171,080)	(39,891)

Cash flows from financing activities
Short-term borrowings, net	550,000	—
Dividends paid	(88,417)	(26,891)
Reissuance of treasury stock	32,194	4,441
Purchase of treasury stock	(164,396)	(39)
Subscriptions received from non-controlling interest holders, net of redemptions	(48,663)	6,111
Excess tax benefit from stock-based compensation	43,609	1,773

Cash flows from financing activities	324,327	(14,605)

Effect of exchange rate changes on cash and cash equivalents	2,203	411

Net decrease in cash and cash equivalents	(141,476)	(116,125)
Cash and cash equivalents, beginning of period	1,160,304	484,223

Cash and cash equivalents, end of period	$1,018,828	$368,098

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and to individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families and other non-U.S. equivalent retail products serving the institutional and retail markets and the management of alternative funds developed to serve various customer needs. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007.

The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. However, in the opinion of management, the interim data includes all normal recurring adjustments, as well as purchase accounting fair value adjustments related to the Merrill Lynch Investment Managers (“MLIM”) transaction, necessary for a fair presentation of the Company’s results for the periods shown. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior year condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

BlackRock adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption, the Company recognized approximately $15,200 in increased income tax reserves related to uncertain tax positions. Approximately $13,600 of this increase related to taxes that would affect the effective tax rate if recognized, and this portion was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The remaining $1,600 balance, if disallowed, would not affect the annual effective tax rate. Total gross unrecognized tax benefits at December 31, 2006 were approximately $52,100. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2006 were approximately $25,700. As of March 31, 2007, the Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to tax matters at December 31, 2006, was approximately $4,600. The Company has not accrued any tax-related penalties.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2002 remain open to U.S. federal income tax examination, and the tax years after 2004 remain open to income tax examination in the United Kingdom. Prior to the closing of the MLIM transacton, BlackRock filed New York State and New York City income tax returns on a combined basis with The PNC Financial Services Group, Inc. (“PNC”), and the tax years after 2001 remain open to income tax examination in New York State and New York City.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company is currently evaluating the impact adoption will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Investments

At March 31, 2007 and December 31, 2006, BlackRock had total investments of $2,194,863 and $2,097,574, respectively. Of the total investments at March 31, 2007, $160,758 were classified as available-for-sale investments, $453,614 were classified as trading investments and $1,580,491 were classified as other investments, which include equity and cost method investments and certain consolidated private equity and other alternative funds.

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Carrying Value
March 31, 2007	Cost	Gains	Losses
Available-for-sale investments:
Commingled investments	$120,495	$9,697	($393)	$129,799
Collateralized debt obligations	26,281	1,858	—	28,139
Other	2,812	8	—	2,820

Total available-for-sale investments	$149,588	$11,563	($393)	$160,758

December 31, 2006
Available-for-sale investments:
Commingled investments	$118,147	$8,085	($583)	$125,649
Collateralized debt obligations	27,496	1,866	—	29,362
Other	3,312	119	—	3,431

Total available-for-sale investments	$148,955	$10,070	($583)	$158,442

The Company has reviewed the gross unrealized losses of $393 at March 31, 2007, all of which had been in a loss position for less than 12 months, and determined that these losses were not other than temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses. As a result, the Company recorded no impairments on such securities.

During the three months ended March 31, 2007 and 2006, the Company recorded impairments of $393 and $998, respectively, on certain collateralized debt obligations (“CDOs”).

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

March 31, 2007	Cost	Carrying Value
Trading investments:
Equity securities	$80,974	$95,579
Commingled investments	140,159	151,114
Municipal debt securities	183,850	185,910
U.S. government securities	7,624	7,529
Mortgage-backed securities	6,883	6,797
Corporate debt	1,489	1,470
Other debt securities	5,281	5,215

Total trading investments	426,260	453,614

Other investments:
Other fund investments	1,531,883	1,558,777
Deferred compensation plan assets	17,040	21,714

Total other investments	1,548,923	1,580,491

Total trading and other investments	$1,975,183	$2,034,105

December 31, 2006
Trading investments:
Equity securities	$139,874	$155,930
Municipal debt securities	154,015	154,510
Commingled investments	137,505	148,387
Corporate notes and bonds	13,779	13,656

Total trading investments	445,173	472,483

Other investments:
Other fund investments	1,428,617	1,448,503
Deferred compensation plan assets	14,074	18,146

Total other investments	1,442,691	1,466,649

Total trading and other investments	$1,887,864	$1,939,132

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Investments (continued)

Included in other investments at March 31, 2007 is $32,399 of investments accounted for using the cost method. FASB Statement of Position FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairment whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. At March 31, 2007, management reviewed the carrying value of these investments and estimated their aggregate fair value to be $35,138. As such, no impairment was recorded.

The carrying value of investments in debt securities by contractual maturity at March 31, 2007 and December 31, 2006 is as follows:

	Carrying Value
Maturity date	March 31, 2007	December 31, 2006
<1 year	$3,561	$776
1-5 years	17,607	7,989
5-10 years	59,107	2,772
After 10 years	126,646	156,629

Total	$206,921	$168,166

The Company consolidates certain investments, primarily because it is deemed to control such investments in accordance with GAAP. At March 31, 2007 and December 31, 2006, the following balances related to these entities were consolidated in the condensed consolidated statements of financial position:

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$98,671	$90,919
Investments	1,546,533	1,515,754
Other net liabilities	(189,189)	(127,266)
Non-controlling interest	(1,084,479)	(1,109,092)

Total consolidated net assets	$371,536	$370,315

Total consolidated net assets of $371,536 and $370,315 at March 31, 2007 and December 31, 2006, respectively, represent the fair value of the Company’s ownership interest in these investments. Valuation changes associated with these investments are reflected in non-operating income and non-controlling interest. Other net liabilities includes $180,811 and $95,815 of debt held by consolidated investments at March 31, 2007 and December 31, 2006, respectively, which are included in other liabilities on the statements of financial condition.

The Company may not be able to access cash and cash equivalents held by consolidated investments to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated investments in order to obtain cash for use in its operations.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Derivatives and Hedging

From time to time, the Company may consolidate a sponsored investment product that holds freestanding derivative financial instruments for trading purposes. The Company recognizes derivative instruments at fair value and records the changes in fair value in non-operating income on the condensed consolidated statements of income. BlackRock may also enter into derivative financial instruments to economically hedge market price exposures with respect to seed investments in sponsored products or to hedge foreign currency exchange risk. For the three months ended March 31, 2007 and 2006, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Derivative Instruments and Hedging Activities.

During first quarter 2007, the Company entered into a series of total return swaps to economically hedge against changes in fair value of its investments in certain sponsored investment products. At March 31, 2007, the outstanding total return swaps had an aggregate notional value of approximately $65,000 and resulted in a net loss of approximately $292 for the three months ended March 31, 2007.

During first quarter 2007, the Company also entered into a forward contract to sell 1.2 billion yen in August 2007 as a hedge against the foreign exchange risk associated with a consolidated sponsored investment product in Japan. The change in value in the forward contract is expected to offset the change in the value associated with foreign exchange, related to the Company’s investment in the sponsored investment fund. For the three months ended March 31, 2007, the change in fair value of the forward contract was immaterial to the Company’s condensed consolidated statement of income.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Net income	$195,388	$70,862

Basic weighted-average shares outstanding	128,809,726	64,074,888

Dilutive potential shares from stock options and restricted stock units	2,565,696	2,230,015
Dilutive potential shares from convertible debt	520,148	426,657

Dilutive weighted-average shares outstanding	131,895,570	66,731,560

Basic earnings per share	$1.52	$1.11

Diluted earnings per share	$1.48	$1.06

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic shares outstanding for the three months ended March 31, 2007.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5.	Stock-Based Compensation

BlackRock, Inc. Long-Term Incentive Plan (“LTIP”)

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (“LTIP”) permitted the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), of which the Company previously granted approximately $230,300. Approximately $210,000 of the LTIP awards were paid in January 2007. The awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to LTIP participants. Under a related share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock to fund compensation programs. The payment of the January 2007 LTIP awards resulted in the surrender by PNC of approximately 1,000,000 shares of BlackRock common stock. The remaining approximately 3,000,000 shares which were committed and are available to support future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Management Development and Compensation Committee and awards are made in accordance with the share surrender agreement. The Company granted additional long-term incentive awards in January 2007 which included 1,540,050 restricted stock units that are intended to be settled using these shares.

Under the terms of the LTIP, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $165,700. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC. For the shares not put back to the Company, no dilution resulted from the delivery of stock pursuant to the awards since they were funded by shares held by PNC and were issued and outstanding at December 31, 2006. Put elections made by employees were accounted for as treasury stock repurchases and are accretive to the Company’s earnings per share. The shares repurchased have been retained as treasury stock.

Share-Based Payment

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified-prospective transition approach, with no cumulative effect on net income. The total stock-based compensation expense before taxes associated with stock-based employee compensation plans was $40,252 and $11,213 for the three months ended March 31, 2007 and 2006, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5.	Stock-Based Compensation (continued)

Stock Options

Options outstanding as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2006	4,457,669	$36.90	$512,624
Granted	1,545,735	$167.76	—
Exercised	(860,084)	$37.42	$102,255

March 31, 2007	5,143,320	$76.14	$430,030

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 of $159.75 and the exercise price, multiplied by the number of in-the-money options) that all option holders would have received had they exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $102,255 and $5,769, respectively.

As of March 31, 2007, the Company had 3,597,585 shares under option which were exercisable.

On January 31, 2007, the Company awarded options to purchase 1,545,735 shares of BlackRock common stock to certain executives as long-term incentive compensation. The options vest on September 29, 2011, provided that the Company has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011. An alternative performance hurdle provides for vesting of the awards based on specific targets for the Company’s earnings growth performance to peers over the term of the awards. The options have a strike price of $167.76, which was based upon the closing price of the shares on the grant date. Fair value, as calculated in accordance with a modified Black-Scholes model, was approximately $45.88 per option. The fair value of the options is being amortized over the vesting period as the performance hurdles were deemed to be probable of occurring.

Assumptions used in the calculation of grant-date fair value for the stock options issued in January 2007 were as follows:

Exercise Price	$167.76
Expected Term (years)	7.335
Expected Volatility	24.5%
Dividend Yield	1.0%-4.44%
Risk Free Interest Rate	4.8%

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5.	Stock-Based Compensation (continued)

Stock Options (continued)

The Company’s expected option term was derived using the mathematical average between the earliest vesting date and the option expiration date in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company’s expected stock volatility assumption was based upon historical stock price fluctuations of BlackRock’s common stock. The dividend yield assumption was derived using estimated dividends over the expected term and the stock price at date of grant. The risk free interest rate is based on the U.S. Treasury yield at date of grant.

Restricted Stock and Stock Units

Unvested restricted stock and stock unit awards at March 31, 2007 and changes during the three months then ended were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2006	1,516,063	$133.44
Granted	2,447,418	$168.48
Vested	(105,036)	$126.50

March 31, 2007	3,858,445	$155.84

On January 25, 2007, the Company issued 901,609 restricted stock units (“RSUs”) to employees in conjunction with their annual service awards. The RSU awards vest 33.3% per year through January 2010. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $169.70. The grant date fair value of the RSUs is being amortized into earnings on the straight-line method over the requisite service period, net of expected forfeitures, for each separately vesting portion of the award as if the award was, in substance, multiple awards.

On January 31, 2007, the Company issued 1,540,050 restricted stock units (“RSUs”) to employees as long-term incentive compensation. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011. An alternative performance hurdle provides for vesting of the awards based on specific targets for the Company’s earnings growth performance to peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $167.76. The grant-date fair value of the RSUs is being amortized into earnings over the vesting period, net of expected forfeitures.

At March 31, 2007, there was $487,299 in unrecognized stock-based compensation expense related to nonvested restricted stock and restricted stock unit awards. The Company expects to recognize that cost over a weighted-average period of 4.0 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6.	Goodwill

During the three months ended March 31, 2007, the Company increased its deferred tax liabilities acquired in the MLIM transaction in the amount of $33,244 as the result of a $68,793 adjustment to the expected state tax rate applicable to such reserves, offset by $35,549 of additional federal income tax compensation deductions expected to be received in the future.

7.	Borrowings

In December 2006, the Company entered into a revolving credit agreement with a syndicate of banking institutions with an initial borrowing capacity of $600,000 (the “Credit Agreement”). The term of the facility is five years and interest currently accrues at the applicable London Interbank Offer Rate (“LIBOR”) plus 0.20%. The Company pays a commitment fee of 0.04% per annum on the undrawn balance. Additionally, for each day that the total amount outstanding is greater than 50% of the total commitments by all lenders, the Company pays a utilization fee of 0.05% per annum on the total amount outstanding. Financial convenants in the Credit Agreement require BlackRock to maintain a maximum debt/EBITDA ratio of 3.0 and a minimum EBITDA/interest expense ratio of 4.0. As of March 31, 2007, the Company was in compliance with such covenants. The facility is intended to fund various investment opportunities as well as BlackRock’s near-term operating cash requirements.

In February 2007, the Company increased the maximum capacity of the facility to $800,000. The Credit Agreement allows BlackRock to request an additional $200,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $1,000,000. At March 31, 2007, the Company had $550,000 outstanding on the facility. During April 2007, the Company repaid $80,000 on the facility and extended the remaining balance into May 2007.

8.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2007	2006
Cash paid for interest	$6,707	$3,281

Cash paid for income taxes	$50,315	$29,305

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Supplemental Statements of Cash Flow Information (continued)

Supplemental schedule of non-cash transactions is as follows:

	Three Months Ended March 31,
	2007	2006
Reissuance of treasury stock at a discount to its cost basis	$63,953	$6,601
Decrease in investments due to deconsolidation of sponsored investment funds	$225,600	$—
Increase in investments due to consolidation of sponsored investment funds	$146,953	$—
Decrease in non-controlling interest due to deconsolidation of sponsored investment funds	$248,389	$—
Increase in non-controlling interest due to consolidation of sponsored investment funds	$147,135	$—
PNC LTIP capital contribution	$173,497	$—
Accrued fee-sharing payment	$—	$50,000

9.	Commitments and Contingencies

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

Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such regulatory matters or lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations and cash flows in any future reporting period.

PART I – FINANCIAL INFORMATION (continued)

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

Management believes that the likelihood of any liability arising under these indemnification provisions to be remote and, as such, no liability has been recorded on the consolidated statements of financial condition. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock.

10.	Subsequent Events

In April 2007, the Company purchased from a subsidiary of PNC rights to receive certain cash flows from sponsored mutual funds without a front-end sales charge (“back-end load shares”). The fair value of these assets will be capitalized and subsequently amortized over periods between one and seven years. The Company also acquired the rights to related distribution and service fees from certain funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares. The purchase price of such rights was $33,996.

In April 2007, the State of New York enacted income tax law changes which will impact BlackRock’s income tax expense. The Company is in the process of determining the impact of such changes, which could be material.

PART I – FINANCIAL INFORMATION (continued)

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products, including its separately managed accounts and the investments of the former MLIM business: (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock and certain investments denominated in foreign currencies; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s ability to successfully integrate the MLIM business with its existing business; (16) the ability of BlackRock to effectively manage the former MLIM assets along with its historical assets under management; and (17) BlackRock’s success in maintaining the distribution of its products.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.154 trillion of assets under management (“AUM”) at March 31, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and mutual funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). Immediately following the closing, Merrill Lynch owned 45% of the voting common stock and approximately 49.3% of the total capital stock on a fully diluted basis of the combined company and The PNC Financial Services Group, Inc. (“PNC”) owned approximately 34% of the combined company (as compared with 69% immediately prior to the closing).

The following table summarizes BlackRock’s operating performance for each of the three months ended March 31, 2007 and 2006 and December 31, 2006. Certain prior year amounts have been reclassified to conform to 2007 presentation:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	March 31,		December 31,	March 31, 2006		December 31, 2006
	2007	2006	2006	Amount	%	Amount	%
Total revenue	$1,005,374	$395,660	$1,018,525	$609,714	154.1%	$(13,151)	(1.3)%
Total expense	$733,143	$295,633	$772,443	$437,510	148.0%	$(39,300)	(5.1)%
Operating income (a)	$272,231	$100,027	$246,082	$172,204	172.2%	$26,149	10.6%
Operating income, as adjusted (a)	$296,360	$157,274	$318,345	$139,086	88.4%	$(21,985)	(6.9)%
Net income	$195,388	$70,862	$169,422	$124,526	175.7%	$25,966	15.3%
Net income, as adjusted (b)	$209,240	$82,363	$211,733	$126,877	154.0%	$(2,493)	(1.2)%
Diluted earnings per share (c)	$1.48	$1.06	$1.28	$0.42	39.6%	$0.20	15.6%
Diluted earnings per share, as adjusted (b) (c)	$1.59	$1.23	$1.61	$0.36	29.3%	$(0.02)	(1.2)%
Average diluted shares outstanding (c)	131,895,570	66,731,560	131,853,835	65,164,010	97.7%	41,735	0.0%
Operating margin, GAAP basis	27.1%	25.3%	24.2%
Operating margin, as adjusted (a)	34.0%	42.0%	35.6%

Assets under management ($ in millions)	$1,154,164	$463,060	$1,124,627	$691,104	149.2%	$29,537	2.6%

PART I – FINANCIAL INFORMATION (continued)

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

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. Computations for all periods presented include affiliated and unaffiliated portfolio administration and servicing costs and are derived from the Company’s condensed consolidated financial statements as follows:

	Three months ended
	March 31,		December 31,
	2007	2006	2006
Operating income, GAAP basis	$272,231	$100,027	$246,082
Non-GAAP adjustments:
MLIM integration costs	7,100	6,579	51,349
PNC LTIP funding obligation	12,043	11,676	13,964
Fee sharing payment	—	34,450	—
Appreciation on assets related to deferred compensation plans	2,486	4,542	5,102
Merrill Lynch compensation contribution	2,500	—	1,848

Operating income, as adjusted	$296,360	$157,274	$318,345

Revenue, GAAP basis	$1,005,374	$395,660	$1,018,525
Non-GAAP adjustments:
Portfolio administration and servicing costs	(126,677)	(15,159)	(120,259)
Reimbursable property management compensation	(6,642)	(5,598)	(4,922)

Revenue used for operating margin measurement, as adjusted	$872,055	$374,903	$893,344

Operating margin, GAAP basis	27.1%	25.3%	24.2%

Operating margin, as adjusted	34.0%	42.0%	35.6%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. MLIM integration costs consist principally of certain professional fees, rebranding costs and compensation costs related to the integration which were reflected in GAAP net income. MLIM integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, and operating margin per share, as adjusted, to help ensure the comparability of this information to prior periods. The portion of the LTIP expense associated with awards met by the distribution to participants of shares of BlackRock stock held by PNC has been excluded because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. A fee sharing payment made in the first quarter 2006 has been excluded because it represents a non-recurring payment (based upon a performance fee) pursuant to the SSRM Holdings, Inc. acquisition agreement. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact to net income. The portion of the compensation expense related to incentive awards to be funded by Merrill Lynch has been excluded because it is not expected to impact BlackRock’s book value.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Portfolio administration and servicing costs have been excluded from revenue used for operating margin, as adjusted, because the Company receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock.

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

	Three months ended
	March 31,		December 31,
	2007	2006	2006
Net income, GAAP basis	$195,388	$70,862	$169,422
Non-GAAP adjustments, net of tax
MLIM integration costs	4,544	4,145	32,350
PNC LTIP funding obligation	7,708	7,356	8,797
Merrill Lynch compensation contribution	1,600	—	1,164

Net income, as adjusted	$209,240	$82,363	$211,733

Diluted weighted average shares outstanding	131,895,570	66,731,560	131,853,835

Diluted earnings per share, GAAP basis	$1.48	$1.06	$1.28

Diluted earnings per share, as adjusted	$1.59	$1.23	$1.61

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. MLIM integration costs reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. MLIM integration costs consist principally of compensation costs, professional fees and rebranding costs incurred in conjunction with the MLIM integration. The portion of LTIP expense associated with awards funded by the distribution to participants of shares of BlackRock stock held by PNC has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because these charges do not impact BlackRock’s book value. The portion of the current year compensation expense related to incentive awards to be funded by Merrill Lynch has been excluded because it is not expected to impact BlackRock’s book value.

(c) Series A non-voting participating preferred stock is considered to be common stock for purposes of earnings per share calculations.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan, Australia and Hong Kong. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. In addition, BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The primary retail fund group offered outside the United States is the Merrill Lynch International Investment Funds (“MLIIF”), which is authorized for distribution in more than 30 jurisdictions worldwide. In the United States, the primary retail offerings include a variety of open-end and closed-end funds, including BlackRock Funds and the BlackRock Liquidity Funds. Additional fund offerings include structured products, real estate funds, hedge funds and funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence globally that is focused on acquiring and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and third-party distribution relationships. BlackRock also distributes certain of its products and services through Merrill Lynch.

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

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Operating expense primarily consists of employee compensation and benefits, portfolio administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense includes salaries, deferred and incentive compensation, long-term retention and incentive plans and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities and PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

(unaudited)

				Variance
	March 31,	December 31, *	March 31,	Quarter to Quarter	Year to Year
	2007	2006
Fixed income	$470,513	$462,049	$318,529	1.8%	47.7%
Equity and balanced	402,983	392,708	40,751	2.6%	NM
Cash management	244,838	235,768	86,484	3.8%	183.1%
Alternative investments products	35,830	34,102	17,296	5.1%	107.2%

Total	$1,154,164	$1,124,627	$463,060	2.6%	149.2%

NM – Not Meaningful

AUM increased approximately $691.1 billion, or 149.2%, to $1.154 trillion at March 31, 2007, compared with $463.1 billion at March 31, 2006. The growth in AUM was attributable to $589.2 billion acquired in the MLIM Transaction, $53.4 billion in market appreciation, $39.5 billion in net subscriptions and $9.0 billion in foreign exchange gains. Net subscriptions of $39.5 billion for the twelve months ended March 31, 2007 were primarily attributable to net new business of $20.3 billion in cash management products, $11.7 billion in equity and balanced products and $5.2 billion in alternative products. Market appreciation of $53.4 billion largely reflected appreciation in equity and balanced assets of $30.2 billion, as equity markets improved during the period ended March 31, 2007 and market appreciation on fixed income products of $19.3 billion due to current income and changes in market interest rates. Foreign exchange gains of $9.0 billion consisted primarily of $5.9 billion in equity and balanced assets and $2.7 billion in fixed income assets.

AUM increased approximately $29.5 billion, or 2.6%, to $1.154 trillion at March 31, 2007, compared to $1.125 trillion at December 31, 2006. The growth in AUM was attributable to $14.4 billion in net subscriptions, $13.7 billion in market appreciation and $1.4 billion in foreign exchange gains. Net subscriptions of $14.4 billion for the three months ended March 31, 2007 were attributable to net new business of $8.4 billion in cash management products, $3.5 billion in fixed income products, $1.6 billion in equity and balanced products and $0.9 billion in alternative products. Market appreciation of $13.7 billion primarily reflected appreciation in equity and balanced assets of $7.8 billion, as equity markets improved during the period ended March 31, 2007 and market appreciation on fixed income products of $4.5 billion due to current income and changes in market interest rates. Foreign exchange gains of $1.4 billion consisted primarily of $0.9 billion in equity and balanced assets and $0.4 billion in fixed income assets.

* AUM reflects a reclassification of MLIM acquired assets of approximately $7.9 billion from fixed income to cash management.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended March 31, 2007.

BlackRock, Inc. Year to Date 2007 Component Changes in Assets Under Management (Dollar amounts in millions) (Unaudited)
	December 31, 2006 [1]	Net subscriptions (redemptions)	Foreign Exchange [3]	Market appreciation (depreciation)	March 31, 2007
Fixed income	$462,049	$3,546	$424	$4,494	$470,513
Equity and balanced	392,708	1,612	912	7,751	402,983
Cash management	235,768	8,387	17	666	244,838
Alternative investments products	34,102	890	34	804	35,830

Total	$1,124,627	$14,435	$1,387	$13,715	$1,154,164

The following table presents the component changes in BlackRock’s AUM for the twelve months ended March 31, 2007.

BlackRock, Inc. Component Changes in Assets Under Management For the Twelve Months Ended March 31, 2007 (Dollar amounts in millions) (Unaudited)
	March 31, 2006	Net subscriptions (redemptions)	Acquisitions/ Reclassifications [2]	Foreign Exchange [3]	Market appreciation (depreciation)	March 31, 2007
Fixed income	$318,529	$2,338	$127,654	$2,664	$19,328	$470,513
Equity and balanced	40,751	11,682	314,419	5,885	30,246	402,983
Cash management	86,484	20,318	135,629	201	2,206	244,838
Alternative investments products	17,296	5,190	11,456	278	1,610	35,830

Total	$463,060	$39,528	$589,158	$9,028	$53,390	$1,154,164

[1]	AUM reflects a reclassification of MLIM acquired assets of approximately $7.9 billion from fixed income to cash management.
[2]

Data reflects the reclassification of $14.0 billion of fixed income oriented absolute return and structured product alternatives to fixed income, as well as the net assets acquired from MLIM in the year-ended March 31, 2007.

[3]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into USD for reporting.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Operating results for the three months ended March 31, 2007 reflect the impact of the MLIM Transaction, which closed on September 29, 2006. The magnitude of the acquired business is the primary driver of most line item variances in the analysis below which compares the three months ended March 31, 2007 to the three months ended March 31, 2006. Certain prior year amounts have been reclassified to conform to 2007 presentation:

Revenue

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Investment advisory and administration fees:
Fixed income	$233,907	$111,861	$122,046	109.1%
Cash management	115,389	29,815	85,574	287.0%
Equity and balanced	453,847	54,058	399,789	NM
Alternative investment products	70,365	39,367	30,998	78.7%

Investment advisory and administration base fees	873,508	235,101	638,407	271.5%
Investment advisory performance fees	22,418	114,607	(92,189)	(80.4)%

Total investment advisory and administration fees	895,926	349,708	546,218	156.2%

Other revenue:
BlackRock Solutions	42,314	34,050	8,264	24.3%
Other revenue	67,134	11,902	55,232	464.1%

Total other revenue	109,448	45,952	63,496	138.2%

Total revenue	$1,005,374	$395,660	$609,714	154.1%

NM – Not Meaningful

Total revenue for the three months ended March 31, 2007 increased $609.7 million, or 154.1%, to $1,005.4 million, compared with $395.7 million for the three months ended March 31, 2006. Investment advisory and administration fees increased $546.2 million, or 156.2%, to $895.9 million for the three months ended March 31, 2007, compared with $349.7 million for the three months ended March 31, 2006. Other income increased by $63.5 million, or 138.2%, to $109.4 million for the three months ended March 31, 2007, compared with $46.0 million for the three months ended March 31, 2006.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. (continued)

Revenue (continued)

Investment advisory and administration fees

The increase in investment advisory and administration fees of $546.2 million, or 156.2%, was the result of an increase in investment advisory and administration base fees of $638.4 million, or 271.5%, to $873.5 million for the three months ended March 31, 2007, compared with $235.1 million for the three months ended March 31, 2006 partially offset by a reduction in performance fees of $92.2 million. Investment advisory and administration base fees increased in the three months ended March 31, 2007 primarily due to increased AUM of $691.1 billion, including $589.2 billion of AUM acquired in the MLIM Transaction.

The increase in base investment advisory and administration fees of $638.4 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006 consisted of increases of $399.8 million in equity and balanced products, $122.0 million in fixed income products, $85.6 million in cash management products and $31.0 million in alternative products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by increases in AUM of $362.2 billion, $152.0 billion, $158.4 billion and $18.5 billion, respectively. The AUM growth in equity and balanced, fixed income, cash management and alternative products included assets acquired in the MLIM Transaction of $314.4 billion, $127.7 billion, $135.6 billion and $11.5 billion, respectively.

Performance fees decreased by $92.2 million, or 80.4%, for the three months ended March 31, 2007 primarily due to fees earned on a large institutional real estate equity client account in the first quarter of 2006.

Other Revenue

Other revenue of $109.4 million for the quarter ended March 31, 2007 increased $63.5 million compared with the quarter ended March 31, 2006 and primarily represents fees earned on BlackRock Solutions products and services of $42.3 million, distribution fees earned on BlackRock Funds of $24.8 million, fees for fund accounting services of $12.0 million and property management fees of $9.4 million earned on real estate AUM (which represented direct reimbursement of the salaries of certain Realty employees).

The increase in other revenue of $63.5 million, or 138.2%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily the result of an increase of $22.3 million in distribution fees earned on mutual funds and $12.0 million in fund accounting services acquired during the MLIM Transaction and an increase of $8.3 million from BlackRock Solutions products and services driven by new assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. (continued)

Expense

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Expense:
Employee compensation and benefits	$352,398	$191,796	$160,602	83.7%
Portfolio administration and servicing costs	126,677	15,159	111,518	NM
General and administration	223,036	52,199	170,837	327.3%
Fee sharing payment	—	34,450	(34,450)	NM
Amortization of intangible assets	31,032	2,029	29,003	NM

Total expense	$733,143	$295,633	$437,510	148.0%

NM – Not Meaningful

Total expense, which reflects the impact of the MLIM Transaction on September 29, 2006, increased $437.5 million, or 148.0%, to $733.1 million for the three months ended March 31, 2007, compared with $295.6 million for the three months ended March 31, 2006. The increase was primarily attributable to increases in general and administration expenses and employee compensation and benefits and portfolio and administration and servicing costs. Integration charges related to the MLIM Transaction of $7.1 million and $6.6 million in the first quarter of 2007 and first quarter of 2006, respectively, were recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $160.6 million, or 83.7%, to $352.4 million, at March 31, 2007, compared to $191.8 million for the three months ended March 31, 2006. The increase in employee compensation and benefits expense was primarily attributable to increases in salaries and benefits and incentive compensation of $135.2 million and $25.9 million, respectively. The increase of $135.2 million, or 160.3%, in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the MLIM Transaction. Employees (excluding employees of Metric Management Properties, Inc., “Metric”) at March 31, 2007 totaled 4,766 as compared to 1,832 at March 31, 2006. The $25.9 million increase in incentive compensation was primarily attributable to higher operating income offset by lower incentive compensation associated with lower performance fees earned on the Company’s alternative investment products.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. (continued)

Expense (continued)

General and Administration Expense

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
General and administration expense:
Marketing and promotional	$75,580	$13,052	$62,528	479.1%
Occupancy	33,232	10,228	23,004	224.9%
Technology	28,438	6,490	21,948	338.2%
Portfolio services	37,729	4,671	33,058	NM
Other general and administration	48,057	17,758	30,299	170.6%

Total general and administration expense	$223,036	$52,199	$170,837	327.3%

NM—Not Meaningful

General and administration expense increased $170.8 million, or 327.3%, for the three months ended March 31, 2007 to $223.0 million, compared to $52.2 million for the three months ended March 31, 2006. The increase in general and administration expense was due to increases in marketing and promotional expense of $62.5 million, portfolio services expense of $33.1 million, occupancy expense of $23.0 million, technology expense of $21.9 million, and other general and administration expense of $30.3 million.

Marketing and promotional expense increased $62.5 million, or 479.1%, to $75.6 million for the three months ended March 31, 2007, compared to $13.1 million for the three months ended March 31, 2006 primarily due to increased marketing activities of $42.5 million (which included $23.2 million related to domestic and international marketing efforts, $13.2 million related to fund launch costs of a new closed-end fund in the first quarter, and $6.6 million related to BlackRock’s advertising and rebranding campaign) and $20.0 million of increased amortization of deferred mutual fund commissions assumed in the MLIM Transaction. Portfolio services costs increased by $33.1 million to $37.7 million, related to supporting higher AUM levels and increased trading activities. Occupancy costs for the three months ended March 31, 2007 totaled $33.2 million, representing a $23.0 million, or 224.9%, increase from $10.2 million for the three months ended March 31, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities related to the MLIM Transaction and business growth. Technology expenses increased $21.9 million, or 338.2%, to $28.4 million, compared to $6.5 million for the three months ended March 31, 2006 partially due to $8.6 million in technology consulting expenses associated with operating growth and a $4.9 million increase in depreciation expense. Other general and administration costs increased by $30.3 million to $48.1 million from $17.8 million, including $15.5 million in professional fees.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. (continued)

Fee Sharing Payment

For the quarter ended March 31, 2006, BlackRock expensed a one-time fee sharing payment of $34.5 million, representing a payment related to a large institutional real estate equity client account acquired in the SSR acquisition in January 2005.

Amortization of Intangible Assets

The $29.0 million increase in amortization of intangible assets to $31.0 million for the three months ended March 31, 2007, compared to $2.0 million for the three months ended March 31, 2006, primarily reflects amortization of finite-lived intangible assets acquired in the MLIM Transaction.

Non-Operating Income and Non-Controlling Interest

Non-operating income, net of non-controlling interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Total non-operating income	$157,731	$13,095	$144,636	NM
Non-controlling interest	(124,668)	(642)	(124,026)	NM

Total non-operating income, net of non-controlling interest	$33,063	$12,453	$20,610	165.5%

NM – Not Meaningful

The components of non-operating income, net of non-controlling interest for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended		Variance
	March 31,
(Dollar amounts in thousands)	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$10,267	$—	$10,267	NM
Real estate[2]	(1,164)	215	(1,379)	NM
Other alternative products	8,650	4,398	4,252	96.7%
Other[3]	7,939	4,039	3,900	96.6%

Total net gain on investments, net of non-controlling interest	25,692	8,652	17,040	196.9%
Interest and dividend income	18,357	5,770	12,587	218.1%
Interest expense	(10,986)	(1,969)	(9,017)	NM

Total non-operating income, net of non-controlling interest	$33,063	$12,453	$20,610	165.5%

NM – Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.
[2]	Includes BlackRock’s share of one-time syndication costs related to a real estate investment fund established in 2006.
[3]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. (continued)

Non-Operating Income and Non-Controlling Interest (continued)

Non-operating income, net of non-controlling interest, increased primarily as the result of certain investments in BlackRock private equity funds and investments in other alternative products. Non-operating income increased $144.6 million to $157.7 million for the quarter ended March 31, 2007 as compared to $13.1 million for the quarter ended March 31, 2006 as a result of a $141.1 million increase in net gain on investments and $12.6 million in interest and dividend income, partially offset by a $9.0 million increase in interest expense related to borrowings under BlackRock’s revolving credit agreement. The increase in the net gain on investments in 2007 was primarily due to market appreciation and investment gains on consolidated private equity investments. Non-controlling interest in earnings of consolidated products increased $124.0 million for the quarter ended March 31, 2007 due to the increase in consolidated investments.

Income Taxes

Income tax expense was $109.9 million and $41.6 million for the quarters ended March 31, 2007 and 2006, respectively, representing an effective tax rate of 36.0% and 37.0%, respectively.

Net Income

Net income totaled $195.4 million, or $1.48 per diluted share, for the three months ended March 31, 2007 and increased $124.5 million, or $0.42 per diluted share, as compared to the three months ended March 31, 2006. Net income for the quarter ended March 31, 2007, includes the after-tax impact of the portion of LTIP awards funded in January 2007 by a capital contribution of BlackRock common stock held by PNC, integration expenses related to the MLIM Transaction and a contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $7.7 million, $4.5 million and $1.6 million, respectively. MLIM integration costs primarily include professional fees and other general and administration expenses. Net income of $70.9 million during the three months ended March 31, 2006 included the after-tax impact of the portion of LTIP awards funded by a capital contribution of BlackRock stock held by PNC of $7.4 million and MLIM integration costs of $4.1 million. Exclusive of these items, fully diluted earnings per share for the three months ended March 31, 2007, as adjusted, increased $0.36, or 29.3%, compared to the three months ended March 31, 2006.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended December 31, 2006.

Revenue

	Three months ended
	March 31,	December 31,	Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Investment advisory and administration fees:
Fixed income	$233,907	$229,230	$4,677	2.0%
Cash management	115,389	110,754	4,635	4.2%
Equity and balanced	453,847	451,247	2,600	0.6%
Alternative investment products	70,365	71,736	(1,371)	(1.9)%

Investment advisory and administration base fees	873,508	862,967	10,541	1.2%
Investment advisory performance fees	22,418	39,914	(17,496)	(43.8)%

Total investment advisory and administration fees	895,926	902,881	(6,955)	(0.8)%

Other revenue:
BlackRock Solutions	42,314	45,473	(3,159)	(6.9)%
Other revenue	67,134	70,171	(3,037)	(4.3)%

Total other revenue	109,448	115,644	(6,196)	(5.4)%

Total revenue	$1,005,374	$1,018,525	$(13,151)	(1.3)%

Total revenue for the three months ended March 31, 2007 decreased $13.2 million, or 1.3%, to $1,005.4 million, compared with $1,018.5 million for the three months ended December 31, 2006. Investment advisory and administration fees increased $10.5 million, or 1.2%, to $873.5 million for the three months ended March 31, 2007, compared with $863.0 million for the three months ended December 31, 2006. Performance fees decreased $17.5 million, or 43.8%, to $22.4 million, compared with $39.9 million for the three months ended December 31, 2006. The decrease in performance fees was primarily the result of timing issues pertaining to annual performance lock periods for energy, fund of funds and fixed income products. Other income decreased by $6.2 million, or 5.4%, to $109.4 million for the three months ended March 31, 2007, compared with $115.6 million for the three months ended December 31, 2006.

Expense

	Three months ended
	March 31,	December 31,	Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Expense:
Employee compensation and benefits	$352,398	$378,594	$(26,196)	(6.9)%
Portfolio administration and servicing costs	126,677	120,259	6,418	5.3%
General and administration	223,036	242,526	(19,490)	(8.0)%
Amortization of intangible assets	31,032	31,064	(32)	(0.1)%

Total expense	$733,143	$772,443	$(39,300)	(5.1)%

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended December 31, 2006.

Expense (continued)

Total expense decreased $39.3 million, or 5.1%, to $733.1 million for the three months ended March 31, 2007, compared with $772.4 million for the three months ended December 31, 2006. The decrease was primarily attributable to decreases in employee compensation and benefits and general and administration expense, partially offset by increases in portfolio administration and servicing costs.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased by $26.2 million, or 6.9%, to $352.4 million, at March 31, 2007 compared to $378.6 million for the three months ended December 31, 2006. The decrease in employee compensation and benefits expense was primarily attributable to decreases in LTIP expense of $18.3 million and a lower incentive compensation costs which offset higher salaries and benefit expenses due to merit raises and increased headcount.

General and Administration Expense

	Three months ended
	March 31, 2007	December 31, 2006	Variance
(Dollar amounts in thousands)			Amount	%
General and administration expense:
Marketing and promotional	$75,580	$87,335	$(11,755)	(13.5)%
Occupancy	33,232	29,671	3,561	12.0%
Technology	28,438	33,982	(5,544)	(16.3)%
Portfolio services	37,729	35,897	1,832	5.1%
Other general and administration	48,057	55,641	(7,584)	(13.6)%

Total general and administration expense	$223,036	$242,526	$(19,490)	(8.0)%

General and administration expense, which included MLIM integration costs of $7.1 million and $45.3 million in the first quarter 2007 and the fourth quarter 2006, respectively, decreased $19.5 million, or 8.0%, for the three months ended March 31, 2007 to $223.0 million, compared to $242.5 million for the three months ended December 31, 2006. The decrease in general and administration expense was primarily due to decreases in marketing and promotional expense of $11.8 million, technology expense of $5.5 million, and other general and administration expense of $7.6 million, partially offset by an increase of $3.6 million in occupancy expenses.

Marketing and promotional expense decreased $11.8 million, or 13.5%, to $75.6 million for the three months ended March 31, 2007, compared to $87.3 million for the three months ended December 31, 2006 primarily due to decreased expenses of $18.2 million related to BlackRock’s advertising and rebranding campaign, partially offset by $7.0 million in higher fund launch costs related to a new closed-end fund. Technology expenses decreased $5.5 million, or 16.3%, to $28.4 million, compared to $34.0 million for the three months ended December 31, 2006 primarily due to $8.6 million in consulting expenses associated with the MLIM integration. Other general and administration expenses decreased by $7.6 million primarily related to lower MLIM integration costs in the first quarter 2007. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities related to business growth.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended December 31, 2006.

Non-Operating Income and Non-Controlling Interest

Non-operating income, net of non-controlling interest for the three months ended March 31, 2007 and December 31, 2006 were as follows:

	Three months ended
	March 31,	December 31,	Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Total non-operating income	$157,731	$36,614	$121,117	330.8%
Non-controlling interest	(124,668)	(13,774)	(110,894)	NM

Total non-operating income, net of non-controlling interest	$33,063	$22,840	$10,223	44.8%

NM – Not Meaningful

The components of non-operating income, net of non-controlling interest for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended
	March 31,	December 31,	Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$10,267	$—	$10,267	NM
Real Estate[2]	(1,164)	598	(1,762)	(294.6)%
Other alternative products	8,650	3,924	4,726	120.4%
Other[3]	7,939	9,470	(1,531)	(16.2)%

Total net gain on investments, net of non-controlling interest	25,692	13,992	11,700	83.6%
Interest and dividend income	18,357	12,743	5,614	44.1%
Interest expense	(10,986)	(3,895)	(7,091)	182.1%

Total non-operating income, net of non-controlling interest	$33,063	$22,840	$10,223	44.8%

NM – Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.
[2]	Includes BlackRock’s share of one-time syndication costs related to a real estate investment fund established in 2006.
[3]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

Non-operating income, net of non-controlling interest, increased primarily as the result of certain BlackRock private equity funds. Total non-operating income increased $121.1 million to $157.7 million for the quarter ended March 31, 2007 as compared to $36.6 million for the quarter ended December 31, 2006 primarily as a result of a $122.6 million increase in net gain on investments and a $5.6 million increase in interest and dividend income, partially offset by a $7.1 million increase in interest expense related to a BlackRock’s revolving credit agreement. The increase in net gain on investments in 2007 was primarily due to market appreciation and investment gains on consolidated private equity investments. Non-controlling interest in earnings of consolidated products increased $110.9 million for the quarter ended March 31, 2007 primarily due to the impact of consolidated private equity investments.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Operating results for the three months ended March 31, 2007 as compared with the three months ended December 31, 2006.

Income Taxes

Income tax expense was $109.9 million and $68.3 million for the quarters ended March 31, 2007 and December 31, 2006, respectively, representing an effective tax rate of 36.0% and 37.0%, respectively.

Net Income

Net income totaled $195.4 million for the three months ended March 31, 2007 and increased $26.0 million, or 15.3%, as compared to the three months ended December 31, 2006. Net income for the quarter ended March 31, 2006, includes the after-tax impact of the portion of LTIP awards funded in January 2007 by a capital contribution of BlackRock common stock held by PNC and integration expenses related to the MLIM transaction of $7.7 million and $4.5 million, respectively. MLIM integration costs primarily include professional fees and other general and administration expenses. Net income of $169.4 million during the three months ended December 31, 2006 included MLIM integration costs of $32.4 million and the after-tax impact of the portion of LTIP awards funded by a capital contribution of BlackRock stock held by PNC of $8.8 million. Exclusive of these items and a contribution by Merrill Lynch to fund certain compensation of former MLIM employees of $1.6 million and $1.2 million for the three months ended March 31, 2007 and December 31, 2006, respectively, net income for the three months ended March 31, 2007, as adjusted, decreased $2.5 million, or 1.2%, compared to the three months ended December 31, 2006.

Liquidity and Capital Resources

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions’ products and services, property management fees, mutual fund distribution fees and realized earnings on certain of the Company’s investments. BlackRock primarily uses its operating cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s debt, purchases of investments, capital expenditures and dividends on BlackRock’s stock. Management believes that the Company has sufficient access to cash through its operations and the revolving credit facility described below to fund its operations in the near term.

Cash used in the Company’s operating activities totaled $296.9 million for the quarter ended March 31, 2007, and included payments of approximately $593.9 million related to the Company’s 2006 incentive compensation programs and approximately $35 million related to LTIP.

In December 2006, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of banking institutions with an initial borrowing capacity of $600 million. The term of the facility is five years and interest currently accrues at the applicable London Interbank Offer Rate (“LIBOR”) plus 0.20%. The Company pays a commitment fee of 0.04% per annum on the undrawn balance. Additionally, for each day that the total amount outstanding is greater than 50% of the total commitments by all lenders, the Company pays a utilization fee of 0.05% per annum on the total amount outstanding. Financial covenants in the Credit Agreement require BlackRock to maintain a maximum debt/EBITDA ratio of 3.0 and a minimum EBITDA/interest expense ratio of 4.0. BlackRock is currently in compliance with these covenants. The facility is intended to fund various investment opportunities as well as BlackRock’s near-term operating cash requirements.

In February 2007, the Company increased the capacity of the facility to $800 million. The Credit Agreement allows BlackRock to request an additional $200 million of borrowing capacity, subject to lender credit approval, up to a maximum of $1 billion. During April 2007, the Company repaid $80 million on the facility and extended the remaining balance into May 2007.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources (continued)

As of March 31, 2007, the Company has $389 million of various capital commitments to fund investment funds in which it has an ownership stake and unfunded commitment related to private equity warehouse facilities. Generally, the timing of the funding of these commitments is uncertain.

Net cash used in investing activities was $171.1 million during the quarter ended March 31, 2007, primarily consisting of $125.6 million in purchases of investments, $53.5 million in settlement payments related to the SSR and MLIM acquisitions and $27.9 million of capital expenditures. Partially offsetting these cash outflows was $41.7 million in cash received on the sale of investments.

Net cash flows from financing activities was $324.3 million during the quarter ended March 31, 2007, primarily consisting of the drawdown of $550 million on the Company’s revolving line of credit, partially offset by $164.4 million in common stock repurchases related to the LTIP put obligation and the payment of $88.4 million in dividends.

On August 2, 2006, BlackRock announced that its Board had authorized a new program to purchase an additional 2.1 million shares. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company had not repurchased any shares in open market transactions under the current authorization through March 31, 2007. Through May 2, 2007, the Company had repurchased a total of 445,700 shares at an average price of $151.44 per share.

At March 31, 2007, long-term debt, including current maturities, was $253.2 million. Debt service requirements are $6.9 million in 2007, $6.8 million in 2008 and $6.7 million in 2009 and 2010.

Approximately $98.7 million in cash and cash equivalents and $1.5 billion in investments included in the Company’s 2007 consolidated statement of financial condition is held by entities that are deemed to be controlled by BlackRock in accordance with GAAP. As such, the Company may not be able to access such cash or investments to use in its operating activities.

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At March 31, 2007, the Company was required to maintain approximately $242.0 million in net capital at these subsidiaries and is in compliance with all regulatory minimum net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is primarily exposed to equity market price risk, interest rate risk and foreign exchange rate risk. The tables below represent BlackRock’s total consolidated investment portfolio. Approximately $1.5 billion of BlackRock’s total investment portfolio is maintained in investments which are deemed to be controlled by BlackRock in accordance with GAAP and are, therefore, consolidated even though BlackRock may or may not own a majority of such funds. Equity risk inherent in those funds, as displayed below, would be limited to its net exposure of $371.5 million on these investments.

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

Equity Price Risk

BlackRock’s investments, including consolidated investments, expose BlackRock to equity price risk. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

	Book Value	Fair value assuming 10% increase	Fair value assuming 10% decrease
March 31, 2007
Equity securities	$95,579	$105,137	$86,021
Commingled investments	151,114	166,225	136,003

Total investments, trading	246,693	271,362	222,024

Commingled investments	70,322	77,354	63,290

Total available-for-sale investments	70,322	77,354	63,290

Other fund investments	1,511,305	1,662,436	1,360,175
Deferred compensation plans	21,714	23,885	19,543

Total other investments	1,533,019	1,686,321	1,379,718

Total equity price risk on investments	$1,850,034	$2,035,037	$1,665,032

December 31, 2006
Equity securities	$155,930	$171,523	$140,337
Commingled investments	125,115	137,627	112,604

Total investments, trading	281,045	309,150	252,941

Commingled investments	77,272	84,999	69,545

Total available-for-sale investments	77,272	84,999	69,545

Other fund investments	1,377,541	1,515,295	1,239,787
Deferred compensation plans	18,146	19,961	16,331

Total other investments	1,395,687	1,535,256	1,256,118

Total equity price risk on investments	$1,754,004	$1,929,405	$1,578,604

PART I – FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Equity Market Price Risk (continued)

BlackRock’s deferred compensation plans comprise $49.2 million and $31.3 million of total trading investments, and $21.7 million and $18.1 million of total other investments, at March 31, 2007 and December 31, 2006, respectively, and reflect investments held by BlackRock with respect to senior employee elections under BlackRock’s deferred compensation plans. Any change in the fair value of these investments is offset by a corresponding change in the related deferred compensation liability.

During 2007, the Company established a hedging program to hedge exposure to equity price risk in certain investments through the use of derivative instruments.

Interest Rate Risk

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities that expose BlackRock to interest rate risk at March 31, 2007 and December 31, 2006. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Book Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
March 31, 2007
Municipal debt securities	$185,910	$158,024	$213,797
U.S. government securities	7,529	7,529	7,529
Mortgage-backed securities	6,797	6,797	6,797
Corporate debt	1,470	1,470	1,470
Other debt securities	5,215	5,215	5,215

Total trading investments	206,921	179,035	234,808

Commingled investments	59,477	57,721	61,233
Collateralized debt obligations	28,139	27,502	28,776
Other	2,820	2,538	3,102

Total available-for-sale investments	90,436	87,761	93,111

Other fund investments	47,472	46,286	48,658

Total investments	$344,829	$313,082	$376,577

December 31, 2006
Municipal debt securities	$154,510	$130,224	$178,796
Corporate notes and bonds	13,656	13,192	14,120
Commingled investments	23,272	23,275	23,269

Total trading investments	191,438	166,691	216,185

Commingled investments	48,377	48,305	48,449
Collateralized debt obligations	29,362	29,346	29,378
Other	3,431	3,397	3,465

Total available-for-sale investments	81,170	81,048	81,292

Other fund investments	70,962	71,209	70,715

Total investments	$343,570	$318,948	$368,192

PART I – FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Foreign Exchange Rate Risk

The Company has increased its foreign exchange rate risk as a result of the MLIM transaction. The Company has investments totaling approximately $144 million that are denominated in foreign currencies, primarily the British pound sterling and the euro. A 10% increase or decrease in foreign exchange rates as of March 31, 2007 would result in an increase or a decline in value of the investment portfolio of approximately $14 million. In addition, the Company maintains certain foreign currency denominated cash accounts totaling approximately $496.0 million at March 31, 2007, primarily in British pounds sterling. A 10% increase or decrease in foreign exchange rates as of March 31, 2007 would result in an increase or decline in value of such cash accounts of approximately $49.6 million.

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Due to the Debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. At March 31, 2007, the fair value of the debentures was $405.2 million. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on March 31, 2007, the fair value of the debentures would fluctuate to $398.6 million and $411.7 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on March 31, 2007, the fair value of the Debentures would fluctuate to $437.2 million and $373.7 million, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of March 31, 2007.

Internal Control and Financial Reporting

Other than system conversion activities related to the transition of support from Merrill Lynch to BlackRock, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company is continuing to evaluate its internal controls in light of the MLIM Transaction and expects to make additional modifications to its internal controls after completion of its review.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such regulatory matters or lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations and cash flows in any future reporting period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended March 31, 2007, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2007 through January 31, 2007	967,703	[2]	$169.15	—	2,100,000
February 1, 2007 through February 28, 2007	4,196	[3]	$169.17	—	2,100,000
March 1, 2007 through March 31, 2007	—		—	—	2,100,000	[4]

Total	971,899		$169.15	—

[1]	On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date.
[2]

Includes 966,512 shares purchased by the Company from employees on January 29, 2007 pursuant to a put feature available in connection with the payment of BlackRock’s LTIP awards on that date. This number also includes purchases made by the Company to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

[3]	On February 8, 2007, the Company purchased 4,196 shares from employees pursuant to a put feature available in connection with the payment of BlackRock’s LTIP awards.
[4]	During the second quarter 2007 through May 2, 2007, the Company had repurchased a total of 445,700 shares at an average price of $151.44 per share under the program.

PART II – OTHER INFORMATION (continued)

Item 6. Exhibits

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.), which is the predecessor of BlackRock.

Exhibit No.	Description

2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

PART II – OTHER INFORMATION (continued)

Item 6. Exhibits

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(11)	Amended and Restated 1999 Annual Incentive Performance Plan.+

10.26(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

PART II – OTHER INFORMATION (continued)

Item 6. Exhibits

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.32(2)	Letter to Robert C. Doll.+

10.33(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(15)	Five-Year Revolving Credit Agreement dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

EXHIBIT INDEX (continued)

(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.

+ Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

Date: May 10, 2007	By:	/s/ Paul L. Audet
Paul L. Audet Managing Director & Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description

2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

EXHIBIT INDEX (continued)

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.26(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

EXHIBIT INDEX (continued)

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.32(2)	Letter to Robert C. Doll.+

10.33(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(15)	Five-Year Revolving Credit Agreement dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.

+Denotes compensatory plans or arrangements.