Form 10-Q
period 2007-06-30
BlackRock Inc.
filed 2007-08-10
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 115,840,166 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,356,250	$1,160,304
Accounts receivable	1,077,654	964,366
Due from affiliates	78,089	113,184
Investments	2,484,127	2,097,574
Intangible assets, net	5,820,317	5,882,430
Goodwill	5,461,961	5,257,017
Separate account assets	4,787,708	4,299,879
Deferred mutual fund commissions	187,915	177,242
Property and equipment, net	245,120	214,784
Taxes and other receivables	250,726	124,291
Other assets	242,310	178,421

Total assets	$21,992,177	$20,469,492

Liabilities
Accrued compensation	$518,297	$1,051,273
Accounts payable and accrued liabilities	937,237	753,839
Due to affiliates	91,259	243,836
Short-term borrowings	360,000	—
Long-term borrowings	252,484	253,167
Separate account liabilities	4,787,708	4,299,879
Deferred taxes	1,938,374	1,738,670
Other liabilities	594,993	237,856

Total liabilities	9,480,352	8,578,520

Non-controlling interest	1,408,707	1,109,092

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 117,381,582 shares issued at June 30, 2007 and December 31, 2006)	1,174	1,174
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding)	126	126
Additional paid-in capital	10,033,912	9,799,447
Retained earnings	1,227,568	993,821
Accumulated other comprehensive income	62,369	44,666
Treasury stock, common, at cost (1,683,007 and 972,685 shares held at June 30, 2007 and December 31, 2006, respectively)	(222,031)	(57,354)

Total stockholders’ equity	11,103,118	10,781,880

Total liabilities, non-controlling interest and stockholders’ equity	$21,992,177	$20,469,492

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
Investment advisory and administration fees
Unaffiliated	$352,215	$108,386	$674,634	$215,596
Affiliated	624,115	205,542	1,197,622	448,040
Distribution fees	32,867	2,486	57,687	4,914
Other revenue	87,826	44,319	172,454	87,843

Total revenue	1,097,023	360,733	2,102,397	756,393

Expense
Employee compensation and benefits	413,377	177,098	765,775	368,894
Portfolio administration and servicing costs
Unaffiliated	17,011	9,037	31,096	19,176
Affiliated	114,066	6,724	231,067	12,970
Amortization of deferred sales costs	28,713	1,533	50,271	3,304
General and administration
Unaffiliated	187,520	65,598	374,927	114,113
Affiliated	23,260	2,031	32,922	2,718
Fee sharing payment	—	—	—	34,450
Amortization of intangible assets	31,075	2,029	62,107	4,058

Total expense	815,022	264,050	1,548,165	559,683

Operating income	282,001	96,683	554,232	196,710

Non-operating income (expense)
Net gain on investments	210,203	1,608	360,563	10,902
Interest and dividend income	13,738	5,237	32,095	11,007
Interest expense	(10,223)	(2,030)	(21,209)	(3,999)

Total non-operating income	213,718	4,815	371,449	17,910

Income before income taxes and non-controlling interest	495,719	101,498	925,681	214,620
Income tax expense	125,012	37,237	234,918	78,855

Income before non-controlling interest	370,707	64,261	690,763	135,765
Non-controlling interest	148,463	857	273,131	1,499

Net income	$222,244	$63,404	$417,632	$134,266

Earnings per share
Basic	$1.73	$0.99	$3.25	$2.09
Diluted	$1.69	$0.95	$3.17	$2.02

Dividends paid per share	$0.67	$0.42	$1.34	$0.84

Weighted-average shares outstanding
Basic	128,544,894	64,136,378	128,676,577	64,105,803
Diluted	131,383,470	66,653,479	131,580,121	66,520,436

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Income	$222,244	$63,404	$417,632	$134,266
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale investments	586	(325)	(871)	51
Foreign currency translation gain	16,371	2,914	18,574	3,325

Comprehensive income	$239,201	$65,993	$435,335	$137,642

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$417,632	$134,266
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	94,082	18,517
Non-controlling interest	273,131	1,499
Stock-based compensation	88,994	53,256
Deferred income taxes	41,462	(15,954)
Other net unrealized gains and net purchases of investments	(346,506)	(7,414)
Amortization of deferred mutual fund commissions and bond issuance costs	23,927	5,218
Other adjustments	(1,669)	(2,612)
Changes in operating assets and liabilities:
Accounts receivable	(113,288)	(109,826)
Due from affiliates	35,095	11,128
Investments, trading	(134,615)	(7,065)
Taxes and other receivables	(99,490)	729
Other assets	(119,995)	(12,302)
Accrued compensation	(359,831)	(72,086)
Accounts payable and accrued liabilities	150,583	(50,983)
Due to affiliates	(158,788)	86,023
Other liabilities	131,667	(224)

Cash flows from operating activities	(77,609)	32,170

Cash flows from investing activities
Purchase of investments	(214,786)	(47,044)
Sale of investments	128,311	9,915
Consolidation of sponsored investment funds	135	—
Deconsolidation of sponsored investment funds	(5,844)	—
Acquisitions, net of cash acquired	(42,198)	(49,214)
Purchases of property and equipment	(62,305)	(27,535)

Cash flows from investing activities	(196,687)	(113,878)

Cash flows from financing activities
Short-term borrowings, net	360,000	—
Dividends paid	(176,766)	(54,112)
Reissuance of treasury stock	40,547	4,441
Purchase of treasury stock	(286,758)	(1,226)
Issuance of common stock	—	133
Subscriptions received from non-controlling interest holders, net of redemptions	192,864	12,357
Excess tax benefit from stock-based compensation	61,348	1,875
Debt held by consolidated investments	261,616	—
Other	(1,183)	(621)

Cash flows from financing activities	451,668	(37,153)

Effect of exchange rate changes on cash and cash equivalents	18,574	3,325

Net change in cash and cash equivalents	195,946	(115,536)
Cash and cash equivalents, beginning of period	1,160,304	484,223

Cash and cash equivalents, end of period	$1,356,250	$368,687

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and individual investors through various investment products. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end fund families and the management of alternative investment funds developed to serve various customer needs. Through BlackRock Solutions®, the Company provides risk management, system outsourcing, advisory and transition management services that combine capital markets expertise with proprietarially-developed systems and technology.

1.	Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other consolidated entities. Non-controlling interest includes minority interest as well as the portion of funds consolidated in accordance with GAAP which the Company does not have direct equity ownership. All significant accounts and transactions between consolidated entities have been eliminated.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007.

The interim financial data as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 are unaudited. However, in the opinion of management, the interim data includes all normal recurring adjustments, as well as purchase accounting fair value adjustments related to the Merrill Lynch Investment Managers (“MLIM”) transaction, necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

BlackRock adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption, the Company recognized approximately $15,200 in increased income tax reserves related to uncertain tax positions. Approximately $13,600 of this increase related to taxes that would affect the effective tax rate if recognized, and this portion was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The remaining $1,600 balance, if disallowed, would not affect the annual effective tax rate. Total gross unrecognized tax benefits at December 31, 2006 were approximately $52,100. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2006 were approximately $25,700. As of June 30, 2007, the Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Interest related to tax matters at December 31, 2006 was approximately $4,600. The Company has not accrued any tax-related penalties.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2002 remain open to U.S. federal income tax examination, and the tax years after 2004 remain open to income tax examination in the United Kingdom. Prior to the closing of the MLIM transaction, BlackRock filed New York State and New York City income tax returns on a combined basis with The PNC Financial Services Group, Inc. (“PNC”) and the tax years after 2001 remain open to income tax examination in New York State and New York City.

Stock-based compensation

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement eligible employees over the required service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually-required retirement notification period.

Carried interest

The Company receives carried interest from private equity funds upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of the private equity fund. BlackRock records carried interest subject to such clawback provisions as revenue on its condensed consolidated statements of income upon termination of the private equity fund or when the likelihood of clawback is mathematically improbable. At June 30, 2007, the Company had $18,833 of deferred carried interest in other liabilities on the condensed consolidated statement of financial condition.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. The Company currently is evaluating the impact adoption will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company currently is analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments

At June 30, 2007 and December 31, 2006, BlackRock had total investments of $2,484,127 and $2,097,574, respectively. Of the total investments at June 30, 2007, $124,863 were classified as available-for-sale investments, $577,777 were classified as trading investments and $1,781,487 were classified as other investments, which include equity and cost method investments and investments held by certain consolidated private equity and other alternative funds.

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

	Cost	Gross Unrealized		Carrying Value
June 30, 2007		Gains	Losses
Available-for-sale investments:
Commingled investments	$86,356	$9,420	$(558)	$95,218
Collateralized debt obligations	24,795	2,116	—	26,911
Other	2,812	—	(78)	2,734

Total available-for-sale investments	$113,963	$11,536	$(636)	$124,863

December 31, 2006
Available-for-sale investments:
Commingled investments	$118,147	$8,085	$(583)	$125,649
Collateralized debt obligations	27,496	1,866	—	29,362
Other	3,312	119	—	3,431

Total available-for-sale investments	$148,955	$10,070	$(583)	$158,442

The Company has reviewed the gross unrealized losses of $636 at June 30, 2007, all of which had been in a loss position for less than twelve months, and determined that these losses were not other than temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses. As a result, the Company recorded no impairments on such securities.

During the six months ended June 30, 2007 and 2006, the Company recorded impairments of $1,831 and $2,066, respectively, on certain collateralized debt obligations (“CDOs”).

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

June 30, 2007	Cost	Carrying Value
Trading investments:
Commingled investments	$105,134	$121,560
Equity securities	80,840	101,620
Municipal debt securities	330,270	331,146
Mortgage-backed securities	12,502	12,157
U.S. government securities	7,081	6,886
Corporate notes and bonds	1,047	1,018
Other debt securities	3,486	3,390

Total trading investments	540,360	577,777

Other investments:
Other fund investments	1,675,793	1,762,346
Deferred compensation plan assets	14,086	19,141

Total other investments	1,689,879	1,781,487

Total trading and other investments	$2,230,239	$2,359,264

December 31, 2006
Trading investments:
Commingled investments	$137,505	$148,387
Equity securities	139,874	155,930
Municipal debt securities	154,015	154,510
Corporate notes and bonds	13,779	13,656

Total trading investments	445,173	472,483

Other investments:
Other fund investments	1,428,617	1,448,503
Deferred compensation plan assets	14,074	18,146

Total other investments	1,442,691	1,466,649

Total trading and other investments	$1,887,864	$1,939,132

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Included in other investments at June 30, 2007 is $33,864 of investments accounted for using the cost method. FASB Statement of Position FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairment whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As of June 30, 2007, management reviewed the carrying value of these investments and estimated their aggregate fair value to be $37,691. No impairments were recorded on such investments during the six months ended June 30, 2007.

The carrying value of investments in debt securities by contractual maturity at June 30, 2007 and December 31, 2006 was as follows:

	Carrying Value
Maturity date	June 30, 2007	December 31, 2006
<1 year	$2,268	$776
1-5 years	15,780	7,989
5-10 years	44,335	2,772
After 10 years	292,214	156,629

Total	$354,597	$168,166

The Company consolidates certain investments, primarily because it is deemed to control such investments in accordance with GAAP. At June 30, 2007 and December 31, 2006, the following balances related to these entities were consolidated in the condensed consolidated statements of financial position:

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$268,852	$90,919
Investments	1,786,902	1,515,754
Other net liabilities	(308,669)	(127,266)
Non-controlling interest	(1,408,707)	(1,109,092)

Total consolidated net assets	$338,378	$370,315

Total consolidated net assets of $338,378 and $370,315 at June 30, 2007 and December 31, 2006, respectively, represent the fair value of the Company’s ownership interest in these investments. Valuation changes associated with these investments are reflected in non-operating income and non-controlling interest. Other net liabilities includes $357,431 and $95,815 of debt held by consolidated investments at June 30, 2007 and December 31, 2006, respectively, which are included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be able to access cash and cash equivalents held by consolidated investments to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated investments in order to obtain cash for use in its operations.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Derivatives and Hedging

From time to time, the Company may consolidate a sponsored investment product that holds freestanding derivative financial instruments for trading purposes. The Company recognizes such derivative instruments at fair value and records the changes in fair value in non-operating income on the condensed consolidated statements of income. BlackRock also may enter into derivative financial instruments to economically hedge market price exposures with respect to seed investments in sponsored investment products or to hedge foreign currency exchange risk. The Company recognizes such derivative instruments at fair value and records the changes in fair value in general and administrative expense on the condensed consolidated statements of income. For the six months ended June 30, 2007 and 2006, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended.

During 2007, the Company entered into a series of total return swaps. At June 30, 2007, the outstanding total return swaps had an aggregate notional value of approximately $80,000 and net losses of approximately $3,378 and $3,670 for the three and six months ended June 30, 2007, respectively, which were included in non-operating income in the Company’s condensed consolidated statements of income.

During first quarter 2007, the Company also entered into a forward contract to sell 1.2 billion yen in August 2007 as a hedge against the foreign exchange risk associated with a consolidated sponsored investment product in Japan. The change in value of the forward contract substantially offsets the change in the value associated with foreign exchange related to the Company’s investment in the sponsored investment fund. For the three and six months ended June 30, 2007, the change in fair value of the forward contract was immaterial. In August 2007, the forward contract was extended through November 2007.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$222,244	$63,404	$417,632	$134,266

Basic weighted-average shares outstanding	128,544,894	64,136,378	128,676,577	64,105,803
Dilutive potential shares from stock options and restricted stock units	2,275,810	2,187,667	2,363,035	2,078,017
Dilutive potential shares from convertible debt	562,766	329,434	540,509	336,616

Dilutive weighted-average shares outstanding	131,383,470	66,653,479	131,580,121	66,520,436

Basic earnings per share	$1.73	$0.99	$3.25	$2.09

Diluted earnings per share	$1.69	$0.95	$3.17	$2.02

As of June 30, 2007, there were 1,570,376 securities which were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Earnings Per Share (continued)

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic shares outstanding for the three and six months ended June 30, 2007.

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

Under a related share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock to fund compensation programs. The settlement of LTIP awards in January 2007 resulted in the surrender by PNC of approximately 1,000,000 shares of BlackRock common stock. The Company granted additional long-term incentive awards in January 2007 which included 1,540,050 restricted stock units that are intended to be settled using PNC shares in accordance with the share surrender agreement. Approximately $20,000 previously issued LTIP awards will result in additional issuance of BlackRock shares owned by PNC in 2007 and 2008 at a conversion price approximating the market price on the settlement date. Of the committed shares available for future awards, BlackRock is able to grant up to approximately $11,000 in awards in the period prior to September 30, 2011 and additional awards to be settled with the remaining shares in subsequent periods.

Share-Based Payment

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified-prospective transition approach, with no cumulative effect on net income. The total stock-based compensation expense before taxes associated with stock-based employee compensation plans was $89,175 and $23,318 for the six months ended June 30, 2007 and 2006, respectively.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Stock-Based Compensation (continued)

Stock Options

Options outstanding at June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2006	4,457,669	$36.90	$512,624
Granted	1,545,735	$167.76	—
Exercised	(981,334)	$37.43	$127,354

June 30, 2007	5,022,070	$77.07	$399,335

Aggregate intrinsic value at June 30, 2007 and December 31, 2006 in the table above represents the difference between the Company’s closing stock price on the last trading day of that period and the option exercise price, multiplied by the number of in-the-money options that all option holders would have received had they exercised their options. This amount changes based on the fair market value of the Company’s stock. Aggregate intrinsic value upon exercise in the table above represents the difference between the Company’s market price on the date of exercise and the option exercise price, multiplied by the number of options exercised during the period.

As of June 30, 2007, the Company had 3,476,335 shares under option which were exercisable at a weighted average exercise price of $36.75. The weighted average remaining life of stock options outstanding as of June 30, 2007 was 6.3 years.

On January 31, 2007, the Company awarded options to purchase 1,545,735 shares of BlackRock common stock to certain executives as long-term incentive compensation. The options vest on September 29, 2011, provided that the Company has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011. An alternative performance hurdle provides for vesting of the awards based on specific targets for the Company’s earnings growth performance to peers over the term of the awards. The options have a strike price of $167.76, which was the closing price of the shares on the grant date. Fair value, as calculated in accordance with a modified Black-Scholes model, was approximately $45.88 per option. The fair value of the options is being amortized over the vesting period as exceeding the performance hurdles was deemed probable of occurring.

Assumptions used in calculating the grant-date fair value for the stock options issued in January 2007 were as follows:

Exercise Price	$167.76
Expected Term (years)	7.335
Expected Volatility	24.5%
Dividend Yield	1.0%-4.44%
Risk Free Interest Rate	4.8%

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Stock-Based Compensation (continued)

Stock Options (continued)

The Company’s expected option term was derived using the mathematical average between the earliest vesting date and the option expiration date in accordance with SEC Staff Accounting Bulletin No. 107. The Company’s expected stock volatility assumption was based upon historical stock price fluctuations of BlackRock’s common stock. The dividend yield assumption was derived using estimated dividends over the expected term and the stock price at the date of the grant. The risk free interest rate is based on the U.S. Treasury yield at date of grant.

As of June 30, 2007, the Company had $64,672 in unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize that cost over a weighted-average period of 4.3 years.

Restricted Stock and Stock Units

Unvested restricted stock and stock unit awards at June 30, 2007 and changes during the six months then ended were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2006	1,516,063	$133.44
Granted	2,486,371	168.18
Forfeited	(44,872)	160.78
Vested	(133,646)	126.11

June 30, 2007	3,823,916	$155.97

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

On January 31, 2007, the Company issued 1,540,050 RSUs to employees as long-term incentive compensation. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011. An alternative performance hurdle provides for vesting of the awards based on specific targets for the Company’s earnings growth performance to peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $167.76. The grant-date fair value of the RSUs is being amortized into earnings over the vesting period, net of expected forfeitures.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Stock-Based Compensation (continued)

Restricted Stock and Stock Units (continued)

At June 30, 2007, there was $471,742 in unrecognized stock-based compensation expense related to unvested restricted stock and RSU awards. The Company expects to recognize that cost over a remaining weighted-average period of 3.8 years.

6.	Goodwill

During the first six months of 2007, the Company recorded goodwill adjustments of $204,944 related to the MLIM transaction as the result of the Company’s ongoing review of its purchase price allocation of the net assets acquired in the MLIM transaction. Additional net deferred tax liabilities totaling $169,469 were recorded primarily as a result of $199,018 of adjustments to changes in expected applicable state tax rates, offset by $35,549 related to additional expected compensation deductions. Additionally, the Company established a reserve and the related deferred tax asset for an out-of-market lease assumed in the MLIM transaction in the net amount of $23,166.

7.	Borrowings

In December 2006, the Company entered into a revolving credit agreement with a syndicate of banking institutions. The agreement, as amended in February 2007, (the “Credit Agreement”) permits the Company to borrow up to $800,000 and to request an additional $200,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $1,000,000. The term of the facility is five years and interest currently accrues at the applicable London Interbank Offer Rate (“LIBOR”) plus 0.20%. The Company pays a commitment fee of 0.04% per annum on the undrawn balance. Additionally, for each day that the total amount outstanding is greater than 50% of the total commitments by all lenders, the Company pays a utilization fee of 0.05% per annum on the total amount outstanding. Financial convenants in the Credit Agreement require BlackRock to maintain a maximum debt/EBITDA ratio of 3.0 and a minimum EBITDA/interest expense ratio of 4.0. At June 30, 2007, the Company was in compliance with such covenants. The facility is intended to fund various investment opportunities as well as BlackRock’s near-term operating cash requirements. At June 30, 2007, the Company had $360,000 outstanding on the facility.

During July 2007, the Company repaid $120,000 on the facility and extended the remaining balance into August 2007.

8.	Pending Acquisition

In June 2007, the Company announced that it entered into an agreement under which it will acquire certain assets of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1,700,000. Under the terms of the transaction, which has been approved by the Company’s board of directors, Quellos will receive, at closing, $562,000 in cash and $188,000 in BlackRock common stock. In addition, Quellos may receive up to an additional $970,000 in cash and/or stock over three and a half years contingent upon certain measures. BlackRock’s acquisition of Quellos is expected to close on or around October 1, 2007, pending regulatory approvals and satisfaction of other customary closing conditions.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

9.	Deferred Mutual Fund Commissions

In April 2007, the Company assumed from a subsidiary of PNC certain distribution financing arrangements to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The fair value of these assets was capitalized and is being amortized over periods between one and six years. The Company also assumed the rights to related distribution and service fees from certain funds and contingent deferred sales commissions upon shareholder redemption of certain back-end load shares prior to the end of the contingent deferred sales period. The Company paid $33,996 in exchange for the above rights.

10.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended June 30,
	2007	2006
Cash paid for interest	$13,684	$3,595

Cash paid for income taxes	$102,758	$104,489

Supplemental schedule of non-cash transactions is as follows:

	Six Months Ended June 30,
	2007	2006
Issuance of treasury stock	$81,390	$3,293
Net decrease in investments due to deconsolidation of sponsored investment funds	$181,953	$3,538
Net decrease in non-controlling interest due to deconsolidation of sponsored investment funds	$167,016	$4,321
PNC LTIP capital contribution	$174,932	$—

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Commitments and Contingencies

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

Indemnifications

In the ordinary course of business, BlackRock enters into contracts with clients and third party service providers. In many of the contracts, BlackRock agrees to indemnify the client or third party service provider in certain circumstances. The terms of such indemnity obligations vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In conjunction with the MLIM transaction, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from (1) inaccuracy in or breach of representations or warranties related to the Company’s SEC reports, absence of undisclosed liabilities, litigation and compliance with laws and government regulations, without giving effect to any materiality or material adverse effect qualifiers, (2) any alleged or actual breach, failure to comply, violation or other deficiency with respect to any regulatory or fiduciary requirements relating to the operation of BlackRock’s business, (3) any fees or expenses incurred or owed by BlackRock to any brokers, financial advisors or comparable other person retained or employed by BlackRock in connection with the transactions, and (4) certain specified tax covenants.

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

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Commitments and Contingencies (continued)

Indemnifications (continued)

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

12.	Subsequent Events

In July 2007, the United Kingdom enacted an income tax law change that generally reduces corporate income tax rates. In addition, Germany is in the process of enacting a change to its income taxation laws. The Company is in the process of determining the impact of such changes, which could be material.

Effective July 1, 2007, the Company terminated the State Street Research & Management Company Retirement Plan (“the Plan”). Upon termination of the Plan, participants were eligible to elect to receive a distribution of their benefits in the form of a one time lump sum payment or an annuity, to be purchased from an insurer at market rates. The Company expects to distribute the assets of the Plan in second quarter 2008. Additional costs of the termination are not expected to be material to the Company’s consolidated statements of income.

PART I - FINANCIAL INFORMATION (continued)

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products, including its separately managed accounts and the investments of the former MLIM business: (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock and certain investments denominated in foreign currencies; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s ability to successfully integrate the MLIM business with its existing business; (16) the ability of BlackRock to effectively manage the former MLIM assets along with its historical assets under management; (17) BlackRock’s success in maintaining the distribution of its products; and (18) the ability of BlackRock to consummate the transaction with Quellos Group, LLC and realize the benefits of such transaction.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.230 trillion of assets under management (“AUM”) at June 30, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). Currently, Merrill Lynch owns approximately 45% of the voting common stock and approximately 49.5% of the total capital stock on a fully diluted basis of the combined company and The PNC Financial Services Group, Inc. (“PNC”) owns approximately 34% of the capital stock of the combined company.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except per share data)

The following table summarizes BlackRock’s operating performance for each of the three months ended June 30, 2007, March 31, 2007 and June 30, 2006 and the six months ended June 30, 2007 and June 30, 2006. Certain prior period amounts have been reclassified to conform to the current presentation:

	Three months ended			Variance vs.
	June 30,		March 31,	June 30, 2006		March 31, 2007
	2007	2006	2007	Amount	%	Amount	%
Total revenue	$1,097,023	$360,733	$1,005,374	$736,290	204.1%	$91,649	9.1%
Total expense	$815,022	$264,050	$733,143	$550,972	208.7%	$81,879	11.2%
Operating income	$282,001	$96,683	$272,231	$185,318	191.7%	$9,770	3.6%
Operating income, as adjusted (a)	$335,644	$122,621	$310,909	$213,023	173.7%	$24,735	8.0%
Net income	$222,244	$63,404	$195,388	$158,840	250.5%	$26,856	13.7%
Net income, as adjusted (b)	$236,626	$79,088	$209,240	$157,538	199.2%	$27,386	13.1%
Diluted earnings per share (c)	$1.69	$0.95	$1.48	$0.74	77.9%	$0.21	14.2%
Diluted earnings per share, as adjusted (b) (c)	$1.80	$1.19	$1.59	$0.61	51.3%	$0.21	13.2%
Average diluted shares outstanding (c)	131,383,470	66,653,479	131,895,570	64,729,991	97.1%	(512,100)	(0.4)%
Operating margin, GAAP basis	25.7%	26.8%	27.1%
Operating margin, as adjusted (a)	36.1%	36.3%	36.7%

Assets under management ($ in millions)	$1,230,086	$464,070	$1,154,164	$766,016	165.1%	$75,922	6.6%

	Six months ended June 30,		Variance
	2007	2006	Amount	%
Total revenue	$2,102,397	$756,393	$1,346,004	178.0%
Total expense	$1,548,165	$559,683	$988,482	176.6%
Operating income	$554,232	$196,710	$357,522	181.8%
Operating income, as adjusted (a)	$646,553	$246,390	$400,163	162.4%
Net income	$417,632	$134,266	$283,366	211.0%
Net income, as adjusted (b)	$445,866	$161,451	$284,415	176.2%
Diluted earnings per share (c)	$3.17	$2.02	$1.15	56.9%
Diluted earnings per share, as adjusted (b) (c)	$3.39	$2.43	$0.96	39.5%
Average diluted shares outstanding (c)	131,580,121	66,520,436	65,059,685	97.8%
Operating margin, GAAP basis	26.4%	26.0%
Operating margin, as adjusted (a)	36.4%	34.7%

Assets under management ($ in millions)	$1,230,086	$464,070	$766,016	165.1%

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. As a result of recent changes in BlackRock’s business, management has altered the way it views its operating margin. As such, the calculation of operating income, as adjusted and operating margin, as adjusted, were modified primarily to adjust for costs associated with closed-end fund issuances and amortization of deferred sales costs, as shown below. Revenue used for operating margin, as adjusted, for all periods presented include affiliated and unaffiliated portfolio administration and servicing costs. Computations for all periods are derived from the Company’s condensed consolidated financial statements as follows:

	Three months ended			Six months ended
	June 30,		March 31,	June 30,
	2007	2006	2007	2007	2006
Operating income, GAAP basis	$282,001	$96,683	$272,231	$554,232	$196,710
Non-GAAP adjustments:
MLIM integration costs	6,039	12,547	7,100	13,139	19,126
PNC LTIP funding obligation	13,933	12,347	12,043	25,976	24,023
Merrill Lynch compensation contribution	2,500	—	2,500	5,000	—
Closed-end fund launch costs	19,801	—	13,152	32,953	531
Closed-end fund commissions	4,297	—	1,397	5,694	414
Appreciation on assets related to deferred compensation plans	7,073	1,044	2,486	9,559	5,586

Operating income, as adjusted	$335,644	$122,621	$310,909	$646,553	$246,390

Revenue, GAAP basis	$1,097,023	$360,733	$1,005,374	$2,102,397	$756,393
Non-GAAP adjustments:
Portfolio administration and servicing costs	(131,077)	(15,761)	(131,086)	(262,163)	(32,146)
Amortization of deferred sales costs	(28,713)	(1,533)	(21,558)	(50,271)	(3,304)
Reimbursable property management compensation	(6,664)	(5,879)	(6,642)	(13,306)	(11,477)

Revenue used for operating margin measurement, as adjusted	$930,569	$337,560	$846,088	$1,776,657	$709,466

Operating margin, GAAP basis	25.7%	26.8%	27.1%	26.4%	26.0%

Operating margin, as adjusted	36.1%	36.3%	36.7%	36.4%	34.7%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. MLIM integration costs consist principally of certain professional fees, rebranding costs and compensation costs related to the integration which were reflected in GAAP net income. MLIM integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, and operating margin, as adjusted, to help ensure the comparability of this information to prior periods. The portion of the LTIP expense associated with awards funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to LTIP participants’ put options, these

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	(continued)

charges do not impact BlackRock’s book value. Closed-end fund launch costs and commissions have been excluded from operating income, as adjusted, because such costs can fluctuate considerably and revenues associated with the expenditure of such costs will not impact the Company’s results until future periods. As such, management believes that operating margins exclusive of these costs is more representative of the operating performance for the given period. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact to net income.

Portfolio administration and servicing costs have been excluded from revenue used for operating margin, as adjusted, because the Company receives offsetting revenue and expense for these services. Amortization of deferred sales costs are excluded from revenue used for operating margin measurement, as adjusted, because such costs offset distribution fee revenue earned by the Company. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock.

(b)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three months ended			Six months ended
	June 30,		March 31,	June 30,
	2007	2006	2007	2007	2006
Net income, GAAP basis	$222,244	$63,404	$195,388	$417,632	$134,266
Non-GAAP adjustments, net of tax
PNC LTIP funding obligation	8,917	7,779	7,708	16,625	15,135
MLIM integration costs	3,865	7,905	4,544	8,409	12,050
Merrill Lynch compensation contribution	1,600	—	1,600	3,200	—

Net income, as adjusted	$236,626	$79,088	$209,240	$445,866	$161,451

Diluted weighted average shares outstanding	131,383,470	66,653,479	131,895,570	131,580,121	66,520,436

Diluted earnings per share, GAAP basis	$1.69	$0.95	$1.48	$3.17	$2.02

Diluted earnings per share, as adjusted	$1.80	$1.19	$1.59	$3.39	$2.43

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

PART I - FINANCIAL INFORMATION (continued)

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

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence globally that is focused on acquiring and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and third-party distribution relationships. BlackRock also distributes certain of its products and services through Merrill Lynch in addition to other distributors.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for carried interest or performance fees in addition to fees based on AUM. Carried interest and performance fees generally are earned after a given period of time or when investment performance exceeds a contractual threshold. As such, distributions of carried interest and the receipt of performance fees may increase the volatility of BlackRock’s revenue and earnings

The Company receives cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The Company also receives distribution and service fees from certain funds and contingent deferred sales commissions upon shareholder redemption of certain back-end load shares prior to the end of the contingent deferred sales period. Such fees are shown on the condensed consolidated statements of income as distribution fees.

Through BlackRock Solutions, the firm provides risk management, systems outsourcing, advisory and transition management services that combine capital markets expertise with proprietary systems and technology. BlackRock Solutions clients consist of financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors and government agencies. Fees earned for BlackRock Solutions services are typically based either on percentages of the market value of assets subject to the services and the number of individual investment accounts, or on fixed fees based on project scope and complexity. Fees earned on risk management, system outsourcing, advisory and transition management services are recorded as other revenue in the condensed consolidated statements of income.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Operating expense primarily consists of employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred sales costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense includes salaries, deferred and incentive compensation, long-term retention and incentive plans and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities and PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

	June 30,	March 31,	June 30,	Variance
				Quarter to Quarter	Year to Year
	2007		2006
Fixed income	$492,287	$470,513	$307,640	4.6%	60.0%
Equity and balanced	435,873	402,983	40,872	8.2%	NM
Cash management	259,840	244,838	88,431	6.1%	193.8%
Alternative investments products	42,086	35,830	27,127	17.5%	55.1%

Total	$1,230,086	$1,154,164	$464,070	6.6%	165.1%

NM	– Not Meaningful

AUM increased approximately $75.9 billion, or 6.6%, to $1.230 trillion at June 30, 2007, compared to $1.154 trillion at March 31, 2007. The growth in AUM was attributable to $51.4 billion in net subscriptions, $21.8 billion in market appreciation and $2.7 billion in foreign exchange gains. Net subscriptions of $51.4 billion for the three months ended June 30, 2007 were the result of net new business of $24.0 billion in fixed income products, $14.5 billion in cash management products, $7.9 billion in equity and balanced products and $5.0 billion in alternative products. Market appreciation of $21.8 billion primarily reflected appreciation in equity and balanced assets of $23.1 billion, as equity markets improved during the three months ended June 30, 2007, partially offset by market depreciation on fixed income products of $2.8 billion due to changes in market interest rates. Foreign exchange gains of $2.7 billion consisted primarily of $1.9 billion in equity and balanced assets and $0.6 billion in fixed income assets.

AUM increased approximately $766.0 billion, or 165.1%, to $1.230 trillion at June 30, 2007, compared with $464.1 billion at June 30, 2006. The growth in AUM was attributable to $589.2 billion acquired in the MLIM Transaction, $91.4 billion in net subscriptions, $75.0 billion in market appreciation and $10.4 billion in foreign exchange gains. Net subscriptions of $91.4 billion for the twelve months ended June 30, 2007 were primarily the result of net new business of $33.0 billion in cash management products, $27.7 billion in fixed income products, $18.8 billion in equity and balanced products and $11.9 billion in alternative investment products. Market appreciation of $75.0 billion largely reflected appreciation in equity and balanced assets of $54.4 billion, as equity markets improved during the period ended June 30, 2007 and market appreciation on fixed income products of $15.7 billion due to current income and changes in market interest rates. Foreign exchange gains of $10.4 billion consisted primarily of $7.4 billion in equity and balanced assets and $2.3 billion in fixed income assets.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended June 30, 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Quarter Ended June 30, 2007

(Dollar amounts in millions)

	March 31, 2007	Net subscriptions (redemptions)	Foreign exchange[3]	Market appreciation (depreciation)	June 30, 2007
Fixed income	$470,513	$24,038	$577	$(2,841)	$492,287
Equity and balanced	402,983	7,869	1,909	23,112	435,873
Cash management	244,838	14,513	90	399	259,840
Alternative investment products[1]	35,830	5,018	130	1,108	42,086

Total	$1,154,164	$51,438	$2,706	$21,778	$1,230,086

The following table presents the component changes in BlackRock’s AUM for the six months ended June 30, 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Six Months Ended June 30, 2007

(Dollar amounts in millions)

	December 31, 2006	Net subscriptions (redemptions)	Acquisitions/ reclassifications[2]	Foreign exchange[3]	Market appreciation (depreciation)	June 30, 2007
Fixed income	$448,012	$27,583	$14,037	$1,001	$1,654	$492,287
Equity and balanced	392,708	9,480	—	2,821	30,864	435,873
Cash management	235,768	22,900	—	108	1,064	259,840
Alternative investment products[1]	48,139	5,909	(14,037)	164	1,911	42,086

Total	$1,124,627	$65,872	$—	$4,094	$35,493	$1,230,086

[1]	$1.7 billion of the increase in alternative net new business is due to a conforming change in methodology for reporting of certain real estate assets.

[2]	Data reflects the reclassification of $14.0 billion of fixed income-oriented absolute return and structured product alternatives to fixed income.

[3]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into US dollars for reporting purposes.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the twelve months ended June 30, 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended June 30, 2007

(Dollar amounts in millions)

	June 30, 2006	Net subscriptions (redemptions)	Acquisitions/ reclassifications[2]	Foreign exchange[3]	Market appreciation (depreciation)	June 30, 2007
Fixed income	$307,640	$27,689	$138,923	$2,347	$15,688	$492,287
Equity and balanced	40,872	18,818	314,419	7,373	54,391	435,873
Cash management	88,431	32,969	135,629	283	2,528	259,840
Alternative investment products[1]	27,127	11,938	187	419	2,415	42,086

Total	$464,070	$91,414	$589,158	$10,422	$75,022	$1,230,086

[1]	$1.7 billion of the increase in alternative net new business is due to a conforming change in methodology for reporting certain real estate assets.

[2]

Data reflects the reclassification of $14.0 billion of fixed income-oriented absolute return and structured product alternatives to fixed income, as well as the assets acquired from MLIM on September 29, 2006.

[3]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into US dollars for reporting purposes.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

Operating results for the three months ended June 30, 2007 reflect the impact of the MLIM Transaction, which closed on September 29, 2006. The magnitude of the acquired business is the primary driver of most line item variances in the analysis below. Certain prior year amounts have been reclassified to conform to 2007 presentation:

Revenue

(Dollar amounts in thousands)	Three months ended June 30,		Variance
	2007	2006	Amount	%
Investment advisory and administration fees:
Equity and balanced	$511,609	$55,779	$455,830	NM
Fixed income	238,697	121,337	117,360	96.7%
Cash management	120,859	30,263	90,596	299.4%
Alternative investment products	79,445	36,606	42,839	117.0%

Investment advisory and administration base fees	950,610	243,985	706,625	289.6%
Investment advisory performance fees	25,720	69,943	(44,223)	(63.2)%

Total investment advisory and administration fees	976,330	313,928	662,402	211.0%

Distribution fees:	32,867	2,486	30,381	NM

Other revenue:
BlackRock Solutions	46,296	34,657	11,639	33.6%
Other revenue	41,530	9,662	31,868	329.8%

Total other revenue	87,826	44,319	43,507	98.2%

Total revenue	$1,097,023	$360,733	$736,290	204.1%

NM	– Not Meaningful

Total revenue for the three months ended June 30, 2007 increased $736.3 million, or 204.1%, to $1,097.0 million, compared with $360.7 million for the three months ended June 30, 2006. Investment advisory and administration fees increased $662.4 million, or 211.0%, to $976.3 million for the three months ended June 30, 2007 compared with $313.9 million for the three months ended June 30, 2006. Distribution fees increased by $30.4 million to $32.9 million for the three months ended June 30, 2007 compared with $2.5 million for the three months ended June 30, 2006. Other revenue increased by $43.5 million, or 98.2%, to $87.8 million for the three months ended June 30, 2007 compared with $44.3 million for the three months ended June 30, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $662.4 million, or 211.0%, was the result of an increase in investment advisory and administration base fees of $706.6 million, or 289.6%, to $950.6 million for the three months ended June 30, 2007 compared with $244.0 million for the three months ended June 30, 2006, partially offset by a reduction in performance fees of $44.2 million. Investment advisory and administration base fees increased for the three months ended June 30, 2007 primarily due to increased AUM of $766.0 billion, including $589.2 billion of AUM acquired in the MLIM Transaction.

The increase in base investment advisory and administration fees of $706.6 million for the three months ended June 30, 2007 compared with the three months ended June 30, 2006 consisted of increases of $455.8 million in equity and balanced products, $117.4 million in fixed income products, $90.6 million in cash management products and $42.8 million in alternative investment products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by increases in AUM of $395.0 billion, $184.6 billion, $171.4 billion and $15.0 billion, respectively. The AUM growth in equity and balanced, fixed income, cash management and alternative products included assets acquired in the MLIM transaction of $314.4 billion, $138.9 billion, $135.6 billion and $0.2 billion, respectively.

Performance fees decreased by $44.2 million, or 63.2%, to $25.7 million for the three months ended June 30, 2007 compared to $69.9 million for the three months ended June 30, 2006 primarily due to lower fees earned on an energy hedge fund.

Distribution Fees

Distribution fees increased by $30.4 million to $32.9 million for the three months ended June 30, 2007 as compared to $2.5 million for the three months ended June 30, 2006. The increase in distribution fees is primarily the result of the assumption of distribution financing arrangements from MLIM in the third quarter 2006 and from PNC in second quarter 2007.

Other Revenue

Other revenue of $87.8 million for the quarter ended June 30, 2007 increased $43.5 million, or 98.2%, compared with the quarter ended June 30, 2006 and primarily represents fees earned on BlackRock Solutions products and services of $46.3 million, distribution fees of $32.9 million earned on certain BlackRock mutual funds, management fees earned on the Company’s securities lending program of $10.2 million, fees for fund accounting services of $9.4 million and property management fees of $9.5 million earned on real estate AUM (which represented direct reimbursement of the salaries of certain employees of Metric Properties Management, Inc., “Metric”).

The increase in other revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily the result of an increase of $11.6 million from BlackRock Solutions products and services primarily driven by new assignments, $10.2 million on fees related to the Company’s securities lending program and $9.4 million in fund accounting services.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. (continued)

Expense

(Dollar amounts in thousands)	Three months ended June 30,		Variance
	2007	2006	Amount	%
Expense:
Employee compensation and benefits	$413,377	$177,098	$236,279	133.4%
Portfolio administration and servicing costs	131,077	15,761	115,316	NM
Amortization of deferred sales costs	28,713	1,533	27,180	NM
General and administration	210,780	67,629	143,151	211.7%
Amortization of intangible assets	31,075	2,029	29,046	NM

Total expense	$815,022	$264,050	$550,972	208.7%

NM	– Not Meaningful

Total expense, which reflects the impact of the MLIM Transaction since September 29, 2006, increased $551.0 million, or 208.7%, to $815.0 million for the three months ended June 30, 2007 compared with $264.1 million for the three months ended June 30, 2006. Integration charges related to the MLIM transaction of $5.8 million and $15.7 million in the second quarters 2007 and 2006, respectively, were recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $236.3 million, or 133.4%, to $413.4 million, at June 30, 2007, compared to $177.1 million for the three months ended June 30, 2006. The increase in employee compensation and benefits expense was primarily attributable to increases in salaries and benefits and incentive compensation of $144.1 million and $87.6 million, respectively. The increase of $144.1 million, or 164.5%, in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the MLIM Transaction. Employees (excluding employees of Metric) at June 30, 2007 totaled 4,837 as compared to 1,915 at June 30, 2006. The $87.6 million, or 114.5%, increase in incentive compensation was primarily attributable to higher operating income, partially offset by lower incentive compensation associated with lower performance fees earned on the Company’s alternative investment products.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $115.3 million to $131.1 million for the three months ended June 30, 2007 compared to $15.8 million for the three months ended June 30, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. (continued)

Expense (continued)

Amortization of Deferred Sales Costs

Amortization of deferred sales costs increased by $27.2 million to $28.7 million for the three months ended June 30, 2007 as compared to $1.5 million for the three months ended June 30, 2006. The increase in amortization of deferred sales costs is primarily the result of the assumption of distribution financing arrangements from MLIM in the third quarter 2006 and from PNC in second quarter 2007.

General and Administration Expense

(Dollar amounts in thousands)	Three months ended June 30,		Variance
	2007	2006	Amount	%
General and administration expense:
Marketing and promotional	$42,324	$13,216	$29,108	220.2%
Portfolio services	37,994	5,907	32,087	NM
Technology	33,205	7,183	26,022	362.3%
Occupancy	28,438	11,392	17,046	149.6%
Closed-end fund launch costs	19,801	—	19,801	NM
Other general and administration	49,018	29,931	19,087	63.8%

Total general and administration expense	$210,780	$67,629	$143,151	211.7%

NM	– Not Meaningful

General and administration expense increased $143.2 million, or 211.7%, for the three months ended June 30, 2007 to $210.8 million compared to $67.6 million for the three months ended June 30, 2006. The increase in general and administration expense was due to increases in marketing and promotional expense of $29.1 million, portfolio services expense of $32.1 million, technology expense of $26.0 million, occupancy expense of $17.0 million, closed-end fund launch costs of $19.8 million and other general and administration expense of $19.1 million.

Marketing and promotional expense increased $29.1 million to $42.3 million for the three months ended June 30, 2007 compared to $13.2 million for the three months ended June 30, 2006 primarily due to increased marketing activities, including $22.7 million related to domestic and international marketing efforts and $5.9 million related to BlackRock’s advertising and rebranding campaign. Closed-end fund launch costs totaled $19.8 million for the three months ended June 30, 2007 relating to one new closed-end fund launched during the quarter, generating $2.0 billion in AUM. No closed-end funds were launched during the three months ended June 30, 2006. Portfolio services costs increased by $32.1 million to $38.0 million compared to $5.9 million for the three months ended June 30, 2006, relating to supporting higher AUM levels and increased trading activities. Technology expenses increased $26.0 million, or 362.3%, to $33.2 million compared to $7.2 million for the three months ended June 30, 2006 primarily as a result of $10.6 million in technology consulting expenses associated with operating growth, a $6.1 million increase in depreciation expense and a $5.8 million increase in software licensing and maintenance costs. Occupancy costs for the three months ended June 30, 2007 totaled $28.4 million, representing a $17.0 million, or 149.6%, increase from $11.4 million for the three months ended June 30, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM transaction and business growth. Other general and administration costs increased by $19.1 million to $49.0 million from $29.9 million, including $8.7 million in incremental foreign currency remeasurement costs.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. (continued)

Amortization of Intangible Assets

The $29.0 million increase in amortization of intangible assets to $31.1 million for the three months ended June 30, 2007 compared to $2.0 million for the three months ended June 30, 2006 primarily reflects amortization of finite-lived intangible assets acquired in the MLIM transaction.

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the three months ended June 30, 2007 and 2006 was as follows:

(Dollar amounts in thousands)	Three months ended June 30,		Variance
	2007	2006	Amount	%
Total non-operating income	$213,718	$4,815	$208,903	NM
Non-controlling interest	(148,463)	(857)	(147,606)	NM

Total non-operating income, net of non-controlling interest	$65,255	$3,958	$61,297	NM

NM	– Not Meaningful

The components of non-operating income, net of non-controlling interest, for the three months ended June 30, 2007 and 2006 were as follows:

(Dollar amounts in thousands)	Three months ended June 30,		Variance
	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$32,636	$—	$32,636	NM
Real estate	3,621	288	3,333	NM
Other alternative products	13,929	2,035	11,894	NM
Other[2]	11,554	(1,572)	13,126	NM

Total net gain on investments, net of non-controlling interest	61,740	751	60,989	NM
Interest and dividend income	13,738	5,237	8,501	162.3%
Interest expense	(10,223)	(2,030)	(8,193)	(403.6)%

Total non-operating income, net of non-controlling interest	$65,255	$3,958	$61,297	NM

NM	– Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.

[2]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. (continued)

Non-Operating Income, Net of Non-Controlling Interest (continued)

Non-operating income, net of non-controlling interest, increased $61.3 million to $65.3 million for the quarter ended June 30, 2007 as compared to $4.0 million for the quarter ended June 30, 2006 as a result of a $61.0 million increase in net gain on investments, net of non-controlling interest, and an $8.5 million increase in interest and dividend income, substantially offset by an $8.2 million increase in interest expense primarily related to borrowings under BlackRock’s revolving credit agreement. The increase in the net gain on investments, net of non-controlling interest, was primarily due to market appreciation and investment gains on private equity investments and other alternative investments primarily acquired in the MLIM Transaction.

Income Taxes

Income tax expense was $125.0 million and $37.2 million for the quarters ended June 30, 2007 and 2006, respectively, representing effective tax rates of 36.0% and 37.0%, respectively. The reduction in the tax rate is primarily the result of a greater proportion of 2007 net income being generated in lower tax rate jurisdictions as a result of the MLIM Transaction.

Net Income

Net income totaled $222.2 million, or $1.69 per diluted share, for the three months ended June 30, 2007 and increased $158.8 million, or $0.74 per diluted share, as compared to the three months ended June 30, 2006. Net income for the quarter ended June 30, 2007 includes the after-tax impacts of the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, integration costs related to the MLIM Transaction and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $8.9 million, $3.9 million and $1.6 million, respectively. MLIM integration costs primarily consist of compensation costs, professional fees and rebranding costs. Net income of $63.4 million during the three months ended June 30, 2006 included the after-tax impacts of the portion of LTIP awards funded in January 2007 by a capital contribution of BlackRock stock held by PNC of $7.8 million and MLIM integration costs of $7.9 million. Exclusive of these items, fully diluted earnings per share, as adjusted, for the three months ended June 30, 2007 increased $0.61, or 51.3%, compared to the three months ended June 30, 2006.

Operating Margin

The Company’s operating margin was 25.7% for the three months ended June 30, 2007 compared to 26.8% for the three months ended June 30, 2006. The decrease in operating margin primarily relates to $24.1 million in closed-end fund launch costs and commissions related to the launch of the fund incurred during the three months ended June 30, 2007. No such costs were incurred in the three months ended June 30, 2006.

Operating margin, as adjusted, was 36.1% and 36.3% for the three months ended June 30, 2007 and 2006, respectively, and is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006.

Operating results for the six months ended June 30, 2007 reflect the impact of the MLIM Transaction, which closed on September 29, 2006. The magnitude of the acquired business is the primary driver of most line item variances in the analysis below. Certain prior year amounts have been reclassified to conform to the current presentation:

Revenue

(Dollar amounts in thousands)	Six months ended June 30,		Variance
	2007	2006	Amount	%
Investment advisory and administration fees:
Equity and balanced	$965,440	$109,646	$855,794	NM
Fixed income	472,620	239,895	232,725	97.0%
Cash management	236,248	60,123	176,125	292.9%
Alternative investment products	149,810	69,421	80,389	115.8%

Investment advisory and administration base fees	1,824,118	479,085	1,345,033	280.8%
Investment advisory performance fees	48,138	184,551	(136,413)	(73.9)%

Total investment advisory and administration fees	1,872,256	663,636	1,208,620	182.1%

Distribution fees:	57,687	4,914	52,773	NM

Other revenue:
BlackRock Solutions	88,610	68,707	19,903	29.0%
Other revenue	83,844	19,136	64,708	338.1%

Total other revenue	172,454	87,843	84,611	96.3%

Total revenue	$2,102,397	$756,393	$1,346,004	178.0%

NM	– Not Meaningful

Total revenue for the six months ended June 30, 2007 increased $1,346.0 million, or 178.0%, to $2,102.4 million compared with $756.4 million for the six months ended June 30, 2006. Investment advisory and administration fees increased $1,208.6 million, or 182.1%, to $1,872.3 million for the six months ended June 30, 2007 compared with $663.6 million for the six months ended June 30, 2006. Distribution fees increased by $52.8 million to $57.7 million for the six months ended June 30, 2007 compared with $4.9 million for the six months ended June 30, 2006. Other revenue increased by $84.6 million, or 96.3%, to $172.5 million for the six months ended June 30, 2007 compared with $87.8 million for the six months ended June 30, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. (continued)

Revenue (continued)

Investment advisory and administration fees

The increase in investment advisory and administration fees of $1,208.6 million, or 182.1%, was the result of an increase in investment advisory and administration base fees of $1,345.0 million, or 280.8%, to $1,824.1 million for the six months ended June 30, 2007 compared with $479.1 million for the six months ended June 30, 2006, partially offset by a reduction in performance fees of $136.4 million. Investment advisory and administration base fees increased for the six months ended June 30, 2007 primarily due to increased AUM of $766.0 billion, including $589.2 billion of AUM acquired in the MLIM Transaction.

The increase in base investment advisory and administration fees of $1,345.0 million for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 consisted of increases of $855.8 million in equity and balanced products, $232.7 million in fixed income products, $176.1 million in cash management products and $80.4 million in alternative investment products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by increases in AUM of $395.0 billion, $184.6 billion, $171.4 billion and $15.0 billion, respectively. The AUM growth in equity and balanced, fixed income, cash management and alternative products included assets acquired in the MLIM Transaction of $314.4 billion, $138.9 billion, $135.6 billion and $0.2 billion, respectively.

Performance fees decreased by $136.4 million, or 73.9%, to $48.1 million for the six months ended June 30, 2007 compared with $184.6 million for the six months ended June 30, 2006 primarily due to fees earned on an energy hedge fund in the second quarter of 2006 and fees earned on a large real estate investment fund in first quarter 2006.

Distribution Fees

Distribution fees increased by $52.8 million to $57.7 million for the six months ended June 30, 2007 as compared to $4.9 million for the six months ended June 30, 2006. The increase in distribution fees is primarily the result of the assumption of distribution financing arrangements from MLIM in third quarter 2006 and from PNC in second quarter 2007.

Other Revenue

Other revenue of $172.5 million for the six months ended June 30, 2007 increased $84.6 million compared with the six months ended June 30, 2006 and primarily represents fees earned on BlackRock Solutions products and services of $88.6 million, fees for fund accounting services of $21.5 million and property management fees of $19.0 million earned on real estate AUM (which represented direct reimbursement of the salaries of certain Metric employees).

The increase in other revenue of $84.6 million, or 96.3%, for the six months ended June 30, 2007 as compared to $87.8 million for the six months ended June 30, 2006 was primarily the result of an increase of $21.5 million in fund accounting services, an increase of $19.9 million from BlackRock Solutions products and services primarily driven by new assignments and $16.6 million of fees earned related to the Company’s securities lending program.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. (continued)

Expense

(Dollar amounts in thousands)	Six months ended June 30,		Variance
	2007	2006	Amount	%
Expense:
Employee compensation and benefits	$765,775	$368,894	$396,881	107.6%
Portfolio administration and servicing costs	262,163	32,146	230,017	NM
Amortization of deferred sales costs	50,271	3,304	46,967	NM
General and administration	407,849	116,831	291,018	249.1%
Fee sharing payment	—	34,450	(34,450)	(100.0)%
Amortization of intangible assets	62,107	4,058	58,049	NM

Total expense	$1,548,165	$559,683	$988,482	176.6%

NM	– Not Meaningful

Total expense, which reflects the impact of the MLIM Transaction since September 29, 2006, increased $988.5 million, or 176.6%, to $1,548.2 million for the six months ended June 30, 2007, compared with $559.7 million for the six months ended June 30, 2006. Integration charges related to the MLIM Transaction of $12.9 million and $19.1 million in the first six months of 2007 and 2006, respectively, were recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $396.9 million, or 107.6%, to $765.8 million, at June 30, 2007 compared to $368.9 million for the six months ended June 30, 2006. The increase in employee compensation and benefits expense was primarily attributable to increases in salaries and benefits and incentive compensation of $279.3 million and $113.5 million, respectively. The increase of $279.3 million, or 162.4%, in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the MLIM Transaction. Employees (excluding employees of Metric) at June 30, 2007 totaled 4,837 as compared to 1,915 at June 30, 2006. The $113.5 million, or 67.7%, increase in incentive compensation was primarily attributable to higher operating income, partially offset by lower incentive compensation associated with lower performance fees earned on the Company’s alternative investment products.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $230.0 million to $262.2 million for the six months ended June 30, 2007, compared to $32.1 million for the six months ended June 30, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. (continued)

Expense (continued)

Amortization of Deferred Sales Costs

Amortization of deferred sales costs increased by $47.0 million to $50.3 million for the three months ended June 30, 2007 as compared to $3.3 million for the three months ended June 30, 2006. The increase in amortization of deferred sales costs is primarily the result of the assumption of distribution financing arrangements from MLIM in the third quarter 2006 and from PNC in second quarter 2007.

General and Administration Expense

(Dollar amounts in thousands)	Six months ended June 30,		Variance
	2007	2006	Amount	%
General and administration expense:
Marketing and promotional	$83,194	$23,967	$59,227	247.1%
Portfolio services	75,723	10,579	65,144	NM
Technology	61,642	13,673	47,969	350.8%
Occupancy	61,670	21,619	40,051	185.3%
Closed-end fund launch costs	32,953	531	32,422	NM
Other general and administration	92,667	46,462	46,205	99.4%

Total general and administration expense	$407,849	$116,831	$291,018	249.1%

NM	– Not Meaningful

General and administration expense increased $291.0 million, or 249.1%, for the six months ended June 30, 2007 to $407.8 million compared to $116.8 million for the six months ended June 30, 2006. The increase in general and administration expense was due to increases in portfolio services expense of $65.1 million, marketing and promotional expense of $59.2 million, technology expense of $48.0 million, occupancy expense of $40.1 million, closed-end fund launch costs of $32.4 million and other general and administration expense of $46.2 million.

Marketing and promotional expense increased $59.2 million, or 247.1%, to $83.2 million for the six months ended June 30, 2007, compared to $24.0 million for the six months ended June 30, 2006 primarily due to increased marketing activities, including $46.7 million related to domestic and international marketing efforts and $12.5 million related to BlackRock’s advertising and rebranding campaign. Portfolio services costs increased by $65.1 million to $75.7 million, relating to supporting higher AUM levels and increased trading activities. Technology expenses increased $48.0 million, or 350.8%, to $61.6 million compared to $13.7 million for the six months ended June 30, 2006 primarily as a result of $19.2 million in technology consulting expenses associated with operating growth, an $11.1 million increase in depreciation expense and a $9.3 million increase in software licensing and maintenance costs. Occupancy costs for the six months ended June 30, 2007 totaled $61.7 million, representing a $40.1 million, or 185.3%, increase from $21.6 million for the six months ended June 30, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM transaction and business growth. Closed-end fund launch costs totaled $33.0 million for the six months ended June 30, 2007 relating to two new closed-end funds launched during the period. Closed-end fund launch costs for the six months ended June 30, 2006 totaled $0.5 million. Other general and administration costs increased by $46.2 million to $92.7 million from $46.5 million, including a $17.6 million increase in professional fees and $7.1 million in incremental foreign currency remeasurement costs.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. (continued)

Fee Sharing Payment

For the six months ended June 30, 2006, BlackRock expensed a one-time fee sharing payment of $34.5 million, representing a payment related to a large institutional real estate equity client account acquired in the SSRM Holdings, Inc. acquisition in January 2005.

Amortization of Intangible Assets

The $58.0 million increase in amortization of intangible assets to $62.1 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006 primarily reflects amortization of finite-lived intangible assets acquired in the MLIM Transaction.

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the six months ended June 30, 2007 and 2006 was as follows:

(Dollar amounts in thousands)	Six months ended June 30,		Variance
	2007	2006	Amount	%
Total non-operating income	$371,449	$17,910	$353,539	NM
Non-controlling interest	(273,131)	(1,499)	(271,632)	NM

Total non-operating income, net of non-controlling interest	$98,318	$16,411	$81,907	499.1%

NM	– Not Meaningful

The components of non-operating income, net of non-controlling interest, for the six months ended June 30, 2007 and 2006 were as follows:

(Dollar amounts in thousands)	Six months ended June 30,		Variance
	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$42,903	$—	$42,903	NM
Real estate[2]	2,457	503	1,954	388.5%
Other alternative products	22,579	6,433	16,146	251.0%
Other[3]	19,493	2,467	17,026	NM

Total net gain on investments, net of non-controlling interest	87,432	9,403	78,029	NM
Interest and dividend income	32,095	11,007	21,088	191.6%
Interest expense	(21,209)	(3,999)	(17,210)	430.4%

Total non-operating income, net of non-controlling interest	$98,318	$16,411	$81,907	499.1%

NM	– Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.

[2]	Includes BlackRock’s share of one-time syndication costs related to a real estate investment fund.

[3]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. (continued)

Non-Operating Income, Net of Non-Controlling Interest (continued)

Non-operating income, net of non-controlling interest, increased $81.9 million to $98.3 million for the six months ended June 30, 2007 compared to $16.4 million for the six months ended June 30, 2006 as a result of a $78.0 million increase in net gain on investments, net of non-controlling interest, and a $21.1 million increase in interest and dividend income, partially offset by a $17.2 million increase in interest expense related to borrowings under BlackRock’s revolving credit agreement. The increase in the net gain on investments, net of non-controlling interest, was primarily due to market appreciation and investment gains on private equity investments and other alternative products.

Income Taxes

Income tax expense was $234.9 million and $78.9 million for the six months ended June 30, 2007 and 2006, respectively, representing effective tax rates of 36.0% and 37.0%, respectively. The reduction in the tax rate is primarily the result of a greater proportion of 2007 net income being generated in lower tax rate jurisdictions as a result of the MLIM transaction.

Net Income

Net income totaled $417.6 million, or $3.17 per diluted share, for the six months ended June 30, 2007 and increased $283.4 million, or $1.15 per diluted share, compared to the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 includes the after-tax impacts of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, integration expenses related to the MLIM transaction and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $16.6 million, $8.4 million and $3.2 million, respectively. MLIM integration costs primarily include compensation costs, professional fees and rebranding costs. Net income of $134.3 million during the six months ended June 30, 2006 included the after-tax impacts of the portion of LTIP awards funded by a capital contribution of BlackRock stock held by PNC of $15.1 million and MLIM integration costs of $12.1 million. Exclusive of these items, fully diluted earnings per share, as adjusted, for the six months ended June 30, 2007 increased $0.96, or 39.5%, compared to the six months ended June 30, 2006.

Operating Margin

The Company’s operating margin was 26.4% for the six months ended June 30, 2007 compared to 26.0% for the six months ended June 30, 2006. Operating margin for the six months ended June 30, 2007 includes the impacts of $38.6 million of closed-end fund launch costs and related commissions, partially offset by a $6.0 million reduction in MLIM integration charges. Operating margin, as adjusted, was 36.4% and 34.7% for the six months ended June 30, 2007 and 2006, respectively. Revenue used for operating margin measurement includes a $230.0 million increase in portfolio administration and servicing costs and a $47.0 million increase in amortization of deferred sales costs for the six months ended June 30, 2007. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended March 31, 2007.

Revenue

(Dollar amounts in thousands)	Three months ended		Variance
	June 30,	March 31,
	2007		Amount	%
Investment advisory and administration fees:
Equity and balanced	$511,609	$453,831	$57,778	12.7%
Fixed income	238,697	233,923	4,774	2.0%
Cash management	120,859	115,389	5,470	4.7%
Alternative investment products	79,445	70,365	9,080	12.9%

Investment advisory and administration base fees	950,610	873,508	77,102	8.8%
Investment advisory performance fees	25,720	22,418	3,302	14.7%

Total investment advisory and administration fees	976,330	895,926	80,404	9.0%

Distribution fees:	32,867	24,820	8,047	32.4%
Other revenue:
BlackRock Solutions	46,296	42,314	3,982	9.4%
Other revenue	41,530	42,314	(784)	(1.9)%

Total other revenue	87,826	84,628	3,198	3.8%

Total revenue	$1,097,023	$1,005,374	$91,649	9.1%

Total revenue for the three months ended June 30, 2007 increased $91.6 million, or 9.1%, to $1,097.0 million, compared with $1,005.4 million for the three months ended March 31, 2007. Investment advisory and administration base fees increased $77.1 million, or 8.8%, to $950.6 million for the three months ended June 30, 2007, compared with $873.5 million for the three months ended March 31, 2007. Performance fees increased $3.3 million, or 14.7%, to $25.7 million, compared with $22.4 million for the three months ended March 31, 2007. Other revenue increased by $3.2 million, or 3.8%, to $87.8 million for the three months ended June 30, 2007, compared with $84.6 million for the three months ended March 31, 2007.

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $80.4 million, or 9.0%, was the result of an increase in investment advisory and administration base fees of $77.1 million, or 8.8%, to $950.6 million for the three months ended June 30, 2007 compared with $873.5 million for the three months ended March 31, 2007 and an increase in performance fees of $3.3 million, or 14.7%, to $25.7 million for the three months ended June 30, 2007 compared with $22.4 million for the three months ended March 31, 2007. Investment advisory and administration base fees increased for the three months ended June 30, 2007 primarily due to increased AUM of $75.9 billion during second quarter 2007 resulting from net new business of $51.4 billion, market appreciation of $21.8 billion and foreign exchange gains of $2.7 billion.

The increase in base investment advisory and administration fees of $77.1 million for the three months ended June 30, 2007 compared with the three months ended March 31, 2007 consisted of increases of $57.8 million in equity and balanced products, $9.1 million in alternative investments products, $5.5 million in cash management products and $4.8 million in fixed income products. The increases in investment advisory and administration fees for equity and balanced, alternative investment products, cash management and fixed income products were driven by increases in AUM of $32.9 billion, $6.3 billion, $15.0 billion and $21.8 billion, respectively.

Performance fees increased by $3.3 million to $25.7 million for the three months ended June 30, 2007 compared to $22.4 million for the three months ended March 31, 2007 primarily as a result of the timing of performance fee locks on various alternative products.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended March 31, 2007. (continued)

Distribution Fees

Distribution fees increased by $8.0 million to $32.9 million for the three months ended June 30, 2007 as compared to $24.8 million for the three months ended March 31, 2007. The increase in distribution fees is primarily the result of the assumption of distribution financing arrangements from PNC in second quarter 2007.

Other Revenue

Other revenue of $87.8 million for the three months ended June 30, 2007 increased $3.2 million compared with the three months ended March 31, 2007. The increase in other revenue was primarily the result of BlackRock Solutions products and services primarily driven by new assignments.

Expense

(Dollar amounts in thousands)	Three months ended		Variance
	June 30,	March 31,
	2007		Amount	%
Expense:
Employee compensation and benefits	$413,377	$352,398	$60,979	17.3%
Portfolio administration and servicing costs	131,077	131,086	(9)	0.0%
Amortization of deferred sales costs	28,713	21,558	7,155	33.2%
General and administration	210,780	197,069	13,711	7.0%
Amortization of intangible assets	31,075	31,032	43	0.1%

Total expense	$815,022	$733,143	$81,879	11.2%

Total expense increased $81.9 million, or 11.2%, to $815.0 million for the three months ended June 30, 2007, compared with $733.1 million for the three months ended March 31, 2007. Integration charges related to the MLIM transaction of $5.8 million and $7.1 million were recorded in general and administration expense for the three months ended June 30, 2007 and March 31, 2007, respectively.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $61.0 million, or 17.3%, to $413.4 million at June 30, 2007 compared to $352.4 million for the three months ended March 31, 2007. The increase in employee compensation and benefits expense was primarily attributable to increases in incentive compensation, and salaries and benefits of $47.0 million and $12.2 million, respectively. The $47.0 million increase in incentive compensation was primarily attributable to higher operating income, partially offset by lower incentive compensation associated with lower performance fees earned on the Company’s alternative investment products. The increase of $12.2 million, or 5.5%, in salaries and benefits was primarily attributable to increased stock-based compensation costs as a result of first quarter 2007 stock option and restricted stock unit grants, higher commissions from closed-end fund launches and higher staffing levels associated with business growth. Employees (excluding Metric) at June 30, 2007 totaled 4,837 as compared to 4,766 at March 31, 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended March 31, 2007. (continued)

Expense (continued)

Amortization of Deferred Sales Costs

Amortization of deferred sales costs increased by $7.2 million, or 33.2%, to $28.7 million for the three months ended June 30, 2007 as compared to $21.6 million for the three months ended March 31, 2007. The increase in amortization of deferred sales costs is primarily the result of the assumption of distribution financing arrangements from PNC in second quarter 2007.

General and Administration Expense

(Dollar amounts in thousands)	Three months ended		Variance
	June 30,	March 31,
	2007		Amount	%
General and administration expense:
Marketing and promotional	$42,324	$40,870	$1,454	3.6%
Occupancy	28,438	33,232	(4,794)	(14.4)%
Technology	33,205	28,438	4,767	16.8%
Portfolio services	37,994	37,729	265	0.7%
Closed-end fund launch costs	19,801	13,152	6,649	50.6%
Other general and administration	49,018	43,648	5,370	12.3%

Total general and administration expense	$210,780	$197,069	$13,711	7.0%

General and administration expense, which included MLIM integration costs of $7.1 million and $5.8 million in the first and second quarters of 2007, respectively, increased $13.7 million, or 7.0%, for the three months ended June 30, 2007 to $210.8 million, compared to $197.1 million for the three months ended March 31, 2007. The increase in general and administration expense was primarily due to increases closed-end fund launch costs of $6.6 million and other general and administration expense of $5.4 million.

Closed-end fund launch costs totaled $19.8 million and $13.2 million for the three months ended June 30, 2007 and March 31, 2007, respectively. The increase in closed-end fund launch costs for the three months ended June 30, 2007 as compared to the three months ended March 31, 2007 was the result of the larger size of the fund which was launched in the second quarter. Other general and administration expenses increased by $5.4 million primarily related to incremental foreign currency remeasurement costs.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended March 31, 2007. (continued)

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the three months ended June 30, 2007 and March 31, 2007 was as follows:

(Dollar amounts in thousands)	Three months ended		Variance
	June 30,	March 31,
	2007		Amount	%
Total non-operating income	$213,718	$157,731	$55,987	35.5%
Non-controlling interest	(148,463)	(124,668)	(23,795)	19.1%

Total non-operating income, net of non-controlling interest	$65,255	$33,063	$32,192	97.4%

NM	– Not Meaningful

The components of non-operating income, net of non-controlling interest, for the three months ended June 30, 2007 and March 31, 2007 were as follows:

(Dollar amounts in thousands)	Three months ended		Variance
	June 30,	March 31,
	2007		Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$32,636	$10,267	$22,369	217.9%
Real estate[2]	3,621	(1,164)	4,785	NM
Other alternative products	13,929	8,650	5,279	61.0%
Other[3]	11,554	7,939	3,615	45.5%

Total net gain on investments, net of non-controlling interest	61,740	25,692	36,048	140.3%
Interest and dividend income	13,738	18,357	(4,619)	(25.2)%
Interest expense	(10,223)	(10,986)	763	(6.9)%

Total non-operating income, net of non-controlling interest	$65,255	$33,063	$32,192	97.4%

NM	– Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.

[2]	March 31, 2007 results include BlackRock’s share of one-time syndication costs related to a real estate investment fund.

[3]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

Non-operating income, net of non-controlling interest, increased $32.2 million to $65.3 million for the quarter ended June 30, 2007 as compared to $33.1 million for the quarter ended March 31, 2007 primarily as a result of a $36.0 million in net gain on investments, net of non-controlling interest, partially offset by a $4.6 million decrease in interest and dividend income. The increase in net gain on investments in second quarter 2007 was primarily due to market appreciation and investment gains on private equity investments.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2007 as compared with the three months ended March 31, 2007. (continued)

Income Taxes

Income tax expense was $125.0 million and $109.9 million for the quarters ended June 30, 2007 and March 31, 2007, respectively, representing an effective tax rate of 36.0%.

Net Income

Net income totaled $222.2 million for the three months ended June 30, 2007 and increased $26.9 million, or 13.7%, as compared to the three months ended March 31, 2007. Net income for the quarter ended June 30, 2007, includes the after-tax impacts of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC and integration expenses related to the MLIM Transaction of $8.9 million and $3.9 million, respectively. MLIM integration costs primarily include compensation costs, professional fees and rebranding costs. Net income of $195.4 million during the three months ended March 31, 2007 includes the after-tax impacts of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC and integration expenses related to the MLIM Transaction of $7.7 million and $4.5 million, respectively. Exclusive of these items and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees of $1.6 million for the three months ended June 30, 2007 and March 31, 2007, net income, as adjusted, for the three months ended June 30, 2007 increased $27.4 million, or 13.1%, compared to the three months ended March 31, 2007.

Operating Margin

The Company’s operating margin was 25.7% for the three months ended June 30, 2007 compared to 27.1% for the three months ended March 31, 2007. Operating margin for the three months ended June 30, 2007 decreased primarily as the result of increased closed-end fund launch costs and related commissions, increased amortization of deferred sales costs acquired in the second quarter of 2007 and increased appreciation on assets related to the Company’s deferred compensation plans, which impact non-operating income and operating expense.

Operating margin, as adjusted, was 36.1% and 36.7% for the three months ended June 30, 2007 and March 31, 2007, respectively, and is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions products and services, property management fees, mutual fund distribution fees and realized earnings on certain of the Company’s investments. BlackRock primarily uses its operating cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s debt, purchases of investments, capital expenditures and dividends on BlackRock’s stock.

In December 2006, the Company entered into a revolving credit agreement with a syndicate of banking institutions. The agreement, as amended in February 2007, (the “Credit Agreement”) permits the Company to borrow up to $800 million and to request an additional $200 million of borrowing capacity, subject to lender credit approval, up to a maximum of $1 billion. The term of the facility is five years and interest accrues at the applicable London Interbank Offer Rate (“LIBOR”) plus 0.20%. The Company pays a commitment fee of 0.04% per annum on the undrawn balance. Additionally, for each day that the total amount outstanding is greater than 50% of the total commitments by all lenders, the Company pays a utilization fee of 0.05% per annum on the total amount outstanding. Financial covenants in the Credit Agreement require BlackRock to maintain a maximum debt/EBITDA ratio of 3.0 and a minimum EBITDA/interest expense ratio of 4.0. At June 30, 2007, the Company was in compliance with such covenants. The facility is intended to fund various investment opportunities as well as BlackRock’s near-term operating cash requirements. At June 30, 2007, the Company had $360 million outstanding on the facility.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

During July 2007, the Company repaid $120,000 on the facility and extended the remaining balance into August 2007. The Company is reviewing opportunities to refinance the existing line of credit with a larger facility. Management believes that the Company has sufficient access to cash through its operations, its existing revolving credit facility and its access to debt markets.

In June 2007, the Company announced that it entered into a definitive agreement under which it will acquire certain assets of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1.7 billion. Under the terms of the transaction, which has been approved by the Company’s board of directors, Quellos will receive, at closing, $562 million in cash and $188 million in BlackRock common stock. In addition, Quellos may receive up to an additional $970 million in cash and/or stock over three and a half years contingent upon certain measures. BlackRock’s acquisition of Quellos is expected to close on or around October 1, 2007, pending regulatory approvals and satisfaction of other customary closing conditions. Pursuant to existing stockholder agreements, Merrill Lynch and PNC have the right to purchase additional shares of BlackRock capital stock upon the issuance of shares to Quellos in order to maintain their current ownership percentages.

As of June 30, 2007, the Company had $460.0 million of various capital commitments to fund investment funds in which it has an ownership stake and an unfunded commitment related to private equity warehouse facilities. Generally, the timing of the funding of these commitments is uncertain.

On August 2, 2006, BlackRock announced that its board of directors had authorized a new program to purchase an additional 2.1 million shares. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company repurchased 789,500 shares under the program in open market transactions for approximately $117.9 million through June 30, 2007. As a result, the Company is currently authorized to repurchase an additional 1,310,500 shares under its repurchase program.

At June 30, 2007, long-term debt, including current maturities, was $252.5 million. Debt service requirements are $3.5 million for the last six months of 2007, $6.8 million in 2008 and $6.7 million in 2009 and 2010.

Approximately $268.9 million in cash and cash equivalents and $1,786.9 million in investments included in the Company’s condensed consolidated statement of financial condition at June 30, 2007 are held by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP. The Company may not be able to access such cash or investments to use in its operating activities. In addition, a significant portion of the Company’s available-for-sale, equity method and cost method investments are illiquid in nature and, as such, are not readily convertible cash.

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At June 30, 2007, the Company was required to maintain approximately $233.1 million in net capital at these subsidiaries and is in compliance with all regulatory minimum net capital requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. Movements in equity market prices or interest rates, foreign exchange rates, or all three, could cause revenues to decline because of lower investment management fees by:

•	causing the value of AUM to decrease;

•	causing the returns realized on AUM to decrease;

•	causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the Company does not serve;

•	causing clients to rebalance assets away from investments that BlackRock manages into investments that BlackRock does not manage; and

•	causing clients to reallocate assets away from investments that earn higher revenues into investments that earn lower revenues.

Corporate Investment Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate risk and foreign exchange rate risk. Approximately $1.8 billion of BlackRock’s total investment portfolio is maintained in investments which are deemed to be controlled by BlackRock in accordance with GAAP and are, therefore, consolidated even though BlackRock may or may not own a majority of such funds. Equity risk inherent in those funds would be limited to the Company’s net exposure of $338.4 million on these investments. BlackRock’s net exposure to equity price risk, interest rate risk and foreign exchange rate risk has not changed significantly since December 31, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of June 30, 2007.

Remediation and Changes in Internal Controls

In connection with its preparation of its quarterly report on Form 10-Q for the interim period ended June 30, 2007, BlackRock determined that approximately $190 million of cash flows related to non-controlling interests of consolidated investment funds (which primarily reflect funds acquired in the MLIM Transaction) had been erroneously classified as cash flows from operating activities instead of cash flows from financing activities on its Condensed Consolidated Statement of Cash Flows for the interim period ended March 31, 2007. This error, which had no effect on BlackRock’s financial condition, results of operation or margins, resulted from a deficiency in internal controls around the reconciliation processes within the financial reporting and investment accounting functions relative to the classification of cash flows related to non-controlling interests of consolidated investment funds. BlackRock’s management has determined that this control deficiency constituted a material weakness. As of June 30, 2007, BlackRock’s management believes it had remediated the material weakness. Specifically, as of June 30, 2007 BlackRock had enhanced internal controls around the reconciliation processes within the financial reporting and investment accounting functions relative to the classification of cash flows related to non-controlling interests of consolidated investment funds on the Condensed Consolidated Statement of Cash Flows. The effective operation of these enhanced internal controls resulted in BlackRock’ s management identifying the error in the Condensed Consolidated Statement of Cash Flows for the interim period ended March 31, 2007. BlackRock intends to file an amended Form 10-Q for the interim period ended March 31, 2007 as soon as practicable.

        Other than changes described above and system conversion activities related to the transition of support from Merrill Lynch to BlackRock, there have been no changes in internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company has substantially completed an evaluation of its internal control over financial reporting in light of the MLIM Transaction and expects to make additional modifications to its internal control over financial reporting based upon this review.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See footnote 11, Commitments and Contingencies to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended June 30, 2007, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2007 through April 30, 2007	306,887	[2]	$152.32	305,100	1,794,900
May 1, 2007 through May 31, 2007	499,799	[2]	$147.97	484,400	1,310,500
June 1, 2007 through June 30, 2007	2,128	[2]	$156.31	—	1,310,500

Total	808,814		$149.64	789,500

[1]	On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date.

[2]	Includes purchases made by the Company to satisfy income tax withholding obligations with certain employees.

PART II - OTHER INFORMATION (continued)

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 23, 2007, for the purpose of considering and acting upon the following:

(1) Election of Directors. Five Class II and one Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Withheld
Nominees for Class II
William O. Albertini	113,501,887	80,070
Dennis D. Dammerman	113,501,687	80,270
David H. Komansky	113,499,165	82,792
James E. Rohr	109,385,197	4,196,760
Ralph L. Schlosstein	113,126,036	455,921

Nominees for Class I
William S. Demchak	112,588,958	992,999

The continuing directors of BlackRock are Laurence D. Fink, Robert C. Doll, Kenneth B. Dunn, Gregory J. Fleming, Murry S. Gerber, James Grosfeld, Robert S. Kapito, Sir Deryck Maughan, Thomas H. O’Brien , E. Stanley O’Neal and Linda Gosden Robinson.

(2) Ratification of Auditor. The appointment of Deloitte & Touche LLP as BlackRock’s independent registered public accounting firm for the year 2007 was ratified.

	Aggregate Votes
	For	Against	Abstain
Ratification of Appointment	113,572,129	7,274	2,555

There were no broker non-votes for any of the items.

PART II - OTHER INFORMATION (continued)

Item 6.	Exhibits

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.), which is the predecessor of BlackRock.

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(16)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.26(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.27(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.29(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.30(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

PART II - OTHER INFORMATION (continued)

Item 6.	Exhibits

10.31(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.32(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.33(2)	Letter to Robert C. Doll.+

10.34(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.35(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.36(15)	Five-Year Revolving Credit Agreement, dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

10.37 (17)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, Inc., BAA Holdings, LLC and Quellos Holdings, LLC.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.

(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.

(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.

(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.

(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.

(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.

(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.

(16)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.

+	Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/S/ PAUL L. AUDET
Date: August 10, 2007		Paul L. Audet
Managing Director &
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

EXHIBIT INDEX (continued)

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(16)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.26(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.27(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.29(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.30(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

EXHIBIT INDEX (continued)

10.31(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.32(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.33(2)	Letter to Robert C. Doll.+

10.34(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.35(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.36(15)	Five-Year Revolving Credit Agreement, dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

10.37(17)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, Inc., BAA Holdings, LLC and Quellos Holdings, LLC.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.

(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.

(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.

(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.

(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.

(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.

(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.

(16)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.

+ Denotes compensatory plans or arrangements.