Form 10-Q/A
period 2007-03-31
BlackRock Inc.
filed 2007-08-14
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A is being filed to amend the Form 10-Q for the quarter ended March 31, 2007 to correct an error in the condensed consolidated statement of cash flows included in the financial statements of BlackRock, Inc. as of and for the three months ended March 31, 2007. As more fully described in Note 11 to the condensed consolidated financial statements, approximately $188 million of cash flows related to non-controlling interests of consolidated investment funds (which primarily reflect investment funds acquired in the Merrill Lynch Investment Managers transaction) was erroneously classified as cash flows from operating activities instead of cash flows from financing activities on the Condensed Consolidated Statement of Cash Flows for the interim period ended March 31, 2007. This error had no effect on BlackRock’s financial condition, results of operations or margins.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the interim period ended March 31, 2007, as originally filed on May 10, 2007, that was affected by the restatement has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2 and 32.1 new certifications by the Company’s chief executive officer and chief financial officer as required by Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended. This Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 - Controls and Procedures

BlackRock, Inc.

Index to Form 10-Q/A

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

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$195,388	$70,862
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale investments	(1,457)	376
Foreign currency translation gain	2,203	411

Comprehensive income	$196,134	$71,649

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(as restated)
Cash flows from operating activities
Net income	$195,388	$70,862
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	46,062	9,109
Non-controlling interest	124,668	642
Stock-based compensation	43,881	26,542
Deferred income taxes	103,426	(5,117)
Other net unrealized gains and purchases of investments	(176,507)	(4,029)
Amortization of deferred mutual fund commissions and bond issuance costs	16,303	2,799
Other adjustments	6,003	(2,864)
Accrued MLIM transaction costs	—	6,362
Changes in operating assets and liabilities:
Accounts receivable	(317,950)	(48,673)
Due from affiliates	40,693	(844)
Investments, trading	20,653	(7,511)
Taxes and other receivables	(51,720)	939
Other assets	(48,025)	(2,909)
Accrued compensation	(537,405)	(152,043)
Accounts payable and accrued liabilities	149,898	(34,613)
Due to affiliates	(85,127)	81,485
Other liabilities	25,865	(2,177)

Cash flows from operating activities	(485,200)	(62,040)

Cash flows from investing activities
Purchase of investments	(125,629)	(41,372)
Sale of investments	41,742	16,083
Consolidation of sponsored investment funds	135	—
Deconsolidation of sponsored investment funds	(5,844)	—
Acquisitions, net of cash acquired	(53,501)	—
Purchases of property and equipment	(27,983)	(14,602)

Cash flows from investing activities	(171,080)	(39,891)

Cash flows from financing activities
Short-term borrowings, net	550,000	—
Dividends paid	(88,417)	(26,891)
Reissuance of treasury stock	32,194	4,441
Purchase of treasury stock	(164,396)	(39)
Subscriptions received from non-controlling interest holders, net of redemptions	54,615	6,111
Excess tax benefit from stock-based compensation	43,609	1,773
Debt held by consolidated investments	84,996	—

Cash flows from financing activities	512,601	(14,605)

Effect of exchange rate changes on cash and cash equivalents	2,203	411

Net decrease in cash and cash equivalents	(141,476)	(116,125)
Cash and cash equivalents, beginning of period	1,160,304	484,223

Cash and cash equivalents, end of period	$1,018,828	$368,098

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

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. However, in the opinion of management, the interim data includes all normal recurring adjustments, as well as purchase accounting fair value adjustments related to the Merrill Lynch Investment Managers (“MLIM”) transaction, necessary for a fair presentation of the Company’s results for the periods shown. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior year condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

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

The Company consolidates certain investments, primarily because it is deemed to control such investments in accordance with GAAP. At March 31, 2007 and December 31, 2006, the following balances related to these entities were consolidated in the condensed consolidated statements of financial condition:

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

8.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2007	2006
Cash paid for interest	$6,707	$3,281

Cash paid for income taxes	$50,315	$29,305

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Supplemental Statements of Cash Flow Information (continued)

Supplemental schedule of non-cash transactions is as follows:

	Three Months Ended March 31,
	2007	2006
Reissuance of treasury stock at a discount to its cost basis	$63,953	$6,601
Net decrease in investments due to deconsolidation of sponsored investment funds	$181,953	$—
Net decrease in non-controlling interest due to deconsolidation of sponsored investment funds	$203,923	$—
PNC LTIP capital contribution	$173,497	$—
Accrued fee-sharing payment	$—	$50,000

9.	Commitments and Contingencies

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

11.	Restatement

On August 10, 2007, the Company filed a Form 8-K reporting that the condensed consolidated statement of cash flows for the three months ended March 31, 2007 should no longer be relied upon. The Company reclassified cash flows related to certain consolidated fund investments, primarily acquired in the MLIM transaction, between operating cash flows and financing cash flows as required by GAAP.

The line items impacted by the restatement on the condensed consolidated statement of cash flows for the three months ended March 31, 2007 are as follows:

	Three months ended March 31, 2007
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Other net unrealized gains and net purchases of investments (previously titled net unrealized gain on investments)	$(100,235)	$(76,272)	$(176,507)
Changes in operating assets and liabilities:
Investments, trading	6,353	(27,006)	(20,653)
Other liabilities	110,861	(84,996)	25,865
Other net cash flows from operating activities	(313,905)	—	(313,905)

Total cash flows from operating activities	(296,926)	(188,274)	(485,200)

Cash flows from investing activities:	(171,080)	—	(171,080)

Cash flows from financing activities:
Subscriptions received from non-controlling interest holders, net of redemptions	(48,663)	103,278	54,615
Debt held by consolidated investments	—	84,996	84,996
Other net cash flows from financing activities	372,990	—	372,990

Total cash flows from financing activities:	324,327	188,274	512,601

Effect of exchange rate changes on cash and cash equivalents	2,203	—	2,203

Net change in cash and cash equivalents	($141,476)	$—	$(141,476)

In conjunction with the above changes, the supplemental schedule of non-cash transactions included in Note 8 above was also restated. The restatements consisted of a revision of the disclosure of the gross changes in investments due to the consolidation and deconsolidation of certain sponsored investment funds to a net presentation for net deconsolidations, which decreased by $103,306 from the amounts previously reported on a gross basis, and the revision of the disclosure of the gross changes in non-controlling interest for consolidation and deconsolidation of certain sponsored investment funds to a net presentation for net deconsolidations, which increased by $102,669 from the amounts previously reported on a gross basis.

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

Liquidity and Capital Resources

Management’s discussion and analysis of financial condition and results of operations has been revised for the effects of the restatement of the condensed consolidated statement of cash flows for the three months ended March 31, 2007.

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

Cash used in the Company’s operating activities totaled $485.2 million for the quarter ended March 31, 2007, and included payments of approximately $593.9 million related to the Company’s 2006 incentive compensation programs and approximately $35 million related to LTIP.

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

Net cash flows from financing activities was $512.6 million during the quarter ended March 31, 2007, primarily consisting of the drawdown of $550 million on the Company’s revolving line of credit, $85.0 million of additional debt held by consolidated investments and $54.6 million in net subscriptions from non-controlling interest holders of consolidated investment funds, partially offset by $164.4 million in common stock repurchases related to the LTIP put obligation and the payment of $88.4 million in dividends.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with this Form 10-Q/A, BlackRock, under the direction of its Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007 and has concluded that such disclosure controls and procedures were not effective as of March 31, 2007. BlackRock has determined that approximately $188 million of cash flows related to non-controlling interests of consolidated investment funds (which primarily reflect investment funds acquired in the MLIM transaction) was erroneously classified as cash flows from operating activities instead of cash flows from financing activities on its condensed consolidated statement of cash flows for the three months ended March 31, 2007. This error, which had no effect on BlackRock’s financial condition, results of operation or margins, resulted from a deficiency in internal controls around the reconciliation processes within the financial reporting and investment accounting functions relative to the classification of cash flows related to non-controlling interests of consolidated investment funds. BlackRock’s management has determined that this control deficiency constituted a material weakness.

Remediation and Changes in Internal Controls

As of June 30, 2007, BlackRock’s management believes it had remediated the material weakness. Specifically, as of June 30, 2007 BlackRock had enhanced internal controls around the reconciliation processes within the financial reporting and investment accounting functions relative to the classification of cash flows related to non-controlling interests of consolidated investment funds on the condensed consolidated statement of cash flows. The effective operation of these enhanced internal controls resulted in BlackRock’s management identifying the error in the condensed consolidated statement of cash flows for the three months ended March 31, 2007.

Other than system conversion activities related to the transition of support from Merrill Lynch to BlackRock, there were no changes in internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company is continuing to evaluate its internal controls in light of the MLIM transaction and expects to make additional modifications to its internal controls after completion of its review.

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

BLACKROCK, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Paul L. Audet
Paul L. Audet Managing Director & Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description

2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

EXHIBIT INDEX (continued)

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(5)	Services Agreement, dated October 6, 1999, between Old BlackRock and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.21(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.25(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.26(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

EXHIBIT INDEX (continued)

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.32(2)	Letter to Robert C. Doll.+

10.33(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(15)	Five-Year Revolving Credit Agreement dated as of December 19, 2006, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, various lenders, Wachovia Capital Markets, LLC, as sole lead arranger and sole book manager, and ABN Amro Bank, N.V., HSBC Bank USA, National Association, JPMorgan Chase Bank and UBS Loan Finance LLC, as documentation agents.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.

+Denotes compensatory plans or arrangements.