Form 10-Q
period 2007-09-30
BlackRock Inc.
filed 2007-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 116,824,060 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

- ii -

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

(unaudited)

	September 30, 2007	December 31, 2006

Assets
Cash and cash equivalents	$2,320,579	$1,160,304
Accounts receivable	1,155,996	964,366
Due from affiliates	96,606	113,184
Investments	2,680,751	2,097,574
Separate account assets	4,829,861	4,299,879
Deferred mutual fund sales commissions, net	178,407	177,242
Property and equipment, net	250,481	214,784
Intangible assets, net	5,789,240	5,882,430
Goodwill	5,454,521	5,257,017
Other assets	322,092	302,712

Total assets	$23,078,534	$20,469,492

Liabilities
Accrued compensation	$807,870	$1,051,273
Accounts payable and accrued liabilities	776,928	753,839
Due to affiliates	245,890	243,836
Short-term borrowings	450,000	—
Long-term borrowings	946,879	253,167
Separate account liabilities	4,829,861	4,299,879
Deferred taxes	1,792,199	1,738,670
Other liabilities	501,716	237,856

Total liabilities	10,351,343	8,578,520

Non-controlling interest	1,458,879	1,109,092

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 117,381,582 shares issued at September 30, 2007 and December 31, 2006)	1,174	1,174
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding)	126	126
Additional paid-in capital	10,070,480	9,799,447
Retained earnings	1,387,478	993,821
Accumulated other comprehensive income, net	85,478	44,666
Treasury stock, common, at cost (2,025,045 and 972,685 shares held at September 30, 2007 and December 31, 2006, respectively)	(276,424)	(57,354)

Total stockholders’ equity	11,268,312	10,781,880

Total liabilities, non-controlling interest and stockholders’ equity	$23,078,534	$20,469,492

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue
Investment advisory and administration fees
Unaffiliated	$495,127	$158,707	$1,169,760	$606,748
Affiliated	680,685	115,799	1,878,308	331,395
Distribution fees	32,310	2,263	89,997	7,177
Other revenue	89,957	46,289	262,411	134,131

Total revenue	1,298,079	323,058	3,400,476	1,079,451

Expenses
Employee compensation and benefits	505,107	198,099	1,270,883	566,993
Portfolio administration and servicing costs
Unaffiliated	16,308	9,201	47,405	28,378
Affiliated	122,542	7,181	353,609	20,151
Amortization of deferred sales commissions	28,763	1,341	79,034	4,645
General and administration	194,442	75,834	602,290	192,666
Termination of closed-end fund administration and servicing arrangements	128,114	—	128,114	—
Fee sharing payment	—	—	—	34,450
Amortization of intangible assets	31,085	2,394	93,193	6,451

Total expenses	1,026,361	294,050	2,574,528	853,734

Operating income	271,718	29,008	825,948	225,717

Non-operating income (expense)
Net gain (loss) on investments	117,895	(1,737)	478,458	9,165
Interest and dividend income	20,109	5,668	52,204	16,675
Interest expense	(9,815)	(2,022)	(31,023)	(6,021)

Total non-operating income	128,189	1,909	499,639	19,819

Income before income taxes and non-controlling interest	399,907	30,917	1,325,587	245,536
Income tax expense	63,168	11,108	298,086	89,963

Income before non-controlling interest	336,739	19,809	1,027,501	155,573
Non-controlling interest	81,539	895	354,669	2,394

Net income	$255,200	$18,914	$672,832	$153,179

Earnings per share
Basic	$1.99	$0.29	$5.24	$2.38
Diluted	$1.94	$0.28	$5.12	$2.29

Dividends declared and paid per share	$0.67	$0.42	$2.01	$1.26

Weighted-average shares outstanding
Basic	128,161,027	64,761,447	128,501,575	64,326,752
Diluted	131,316,455	67,477,536	131,534,188	66,903,553

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$255,200	$18,914	$672,832	$153,179
Other comprehensive income, net of tax:
Net unrealized gain (loss) from available-for-sale investments	(1,417)	456	(2,288)	507
Foreign currency translation adjustment	24,527	467	43,100	3,793
Minimum pension liability adjustment	—	379	—	379

Comprehensive income	$278,310	$20,216	$713,644	$157,858

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$672,832	$153,179
Adjustments to reconcile net income to cash from operating activities:
Non-controlling interest	354,669	2,394
Depreciation and amortization	143,387	29,301
Amortization of deferred mutual fund sales commissions	79,034	4,645
Stock-based compensation	142,329	78,567
Deferred income taxes	(100,576)	(32,965)
Other net gains and net purchases of investments	(584,373)	(3,976)
Earnings from equity method investees	(55,783)	(2,413)
Distributions of earnings from equity method investees	9,375	820
Other adjustments	(1,644)	(2,828)
Changes in operating assets and liabilities:
Accounts receivable	(195,236)	(66,582)
Due from affiliates	16,578	9,397
Deferred mutual fund sales commissions	(46,203)	1,860
Investments, trading	(20,518)	(17,121)
Other assets	(79,195)	(9,051)
Accrued compensation	(73,381)	21,950
Accounts payable and accrued liabilities	(5,401)	(5,417)
Due to affiliates	(5,981)	67,214
Other liabilities	111,402	8,883

Cash flows from operating activities	361,315	237,857

Cash flows from investing activities
Purchase of investments	(313,837)	(62,046)
Sale of investments	193,731	18,022
Distributions of capital from equity method investees	5,695	—
Net deconsolidations of sponsored investment funds	(7,703)	—
Acquisitions, net of cash acquired	(42,272)	389,886
Purchases of property and equipment	(84,940)	(47,014)

Cash flows from investing activities	(249,326)	298,848

Cash flows from financing activities
Short-term borrowings, net	450,000	—
Long-term borrowings, net	694,372	—
Dividends paid	(265,587)	(81,134)
Reissuance of treasury stock	47,987	7,464
Purchases of treasury stock	(370,103)	(24,615)
Issuance of common stock	—	1,196
Subscriptions received from non-controlling interest holders, net of redemptions	204,734	15,735
Excess tax benefits from stock-based compensation	69,390	4,156
Debt held by consolidated sponsored investment funds	180,383	—
Other financing activities	(5,990)	(3,622)

Cash flows from financing activities	1,005,186	(80,820)

Effect of exchange rate changes on cash and cash equivalents	43,100	3,793

Net change in cash and cash equivalents	1,160,275	459,678
Cash and cash equivalents, beginning of period	1,160,304	484,223

Cash and cash equivalents, end of period	$2,320,579	$943,901

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and individual investors through various investment products. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end fund families and the management of alternative investment funds developed to serve various customer needs. Through BlackRock Solutions®, the Company provides risk management, system outsourcing, investment accounting services, advisory and transition management services that combine capital markets expertise with proprietarily-developed systems and technology.

1. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other consolidated entities. Non-controlling interest includes minority interest as well as the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. All significant accounts and transactions between consolidated entities have been eliminated.

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

The interim financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current presentation.

PART I — FINANCIAL INFORMATION (continued)

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

BlackRock adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption, the Company recognized approximately $15,200 in increased income tax reserves related to uncertain tax positions. Approximately $13,600 of this increase related to taxes that would affect the effective tax rate if recognized, and this portion was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The remaining $1,600 balance, if disallowed, would not affect the annual effective tax rate. Total gross unrecognized tax benefits at December 31, 2006 were approximately $52,100. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2006 were approximately $25,700. As of September 30, 2007, the Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Interest accrued on uncertain tax positions was approximately $4,600 at December 31, 2006 and $7,100 at September 30, 2007. The Company has not accrued any tax-related penalties.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2002 remain open to U.S. federal income tax examination, and the tax years after 2004 remain open to income tax examination in the United Kingdom. Prior to the closing of the Merrill Lynch Investments Managers (“MLIM”) transaction, BlackRock filed New York State and New York City income tax returns on a combined basis with The PNC Financial Services Group, Inc. (“PNC”) and the tax years after 2001 remain open to income tax examination in New York State and New York City.

Stock-based Compensation

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement eligible employees over the required service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually-required retirement notification period, if applicable.

Carried Interest

The Company receives carried interest from private equity funds upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of the private equity funds. BlackRock records carried interest subject to such clawback provisions as revenue on its condensed consolidated statements of income upon the earlier of termination of each private equity fund or when the likelihood of clawback is mathematically improbable. At September 30, 2007, the Company had $17,399 of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1. Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Prior to 2007, the Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of September 30th. During the quarter ended September 30, 2007, the Company changed its annual impairment test date to July 31st in order to provide additional time during the quarter for testing due to the significant increase in these assets as a result of recent acquisitions. Impairment tests performed as of July 31, 2007 and September 30, 2006 indicated that no impairment charges were required. The Company’s management believes that this change in the method of applying an accounting principle is preferable under the circumstances and does not result in adjustments to the Company’s consolidated financial statements when applied retrospectively, nor would it result in the delay, acceleration or avoidance of recording a potential future impairment. This change in the method of applying SFAS No. 142 had no impact on the condensed consolidated statements of income for the three or nine months ended September 30, 2007 or other prior periods.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently is evaluating the impact adoption will have to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. The unrealized gains and losses on items for which the fair value option is been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company currently is analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1. Significant Accounting Policies (continued)

In June 2007, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under the provisions of EITF 06-11 a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified as nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of EITF 06-11 to its consolidated financial statements.

2. Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
	September 30, 2007	December 31, 2006
Available-for-sale investments	$187,337	$158,442
Trading investments	361,631	370,718
Other investments:
Consolidated sponsored investment funds	1,606,296	1,198,422
Equity method	448,802	327,599
Cost method	55,118	24,247
Deferred compensation plan investments	21,567	18,146

Total other investments	2,131,783	1,568,414

Total investments	$2,680,751	$2,097,574

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Investments (continued)

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Carrying Value
	Cost	Gains	Losses
September 30, 2007
Available-for-sale investments:
Sponsored investment funds	$152,633	$10,596	$(1,982)	$161,247
Collateralized debt obligations	23,328	1,079	(1,201)	23,206
Other	2,812	72	—	2,884

Total available-for-sale investments	$178,773	$11,747	$(3,183)	$187,337

December 31, 2006
Available-for-sale investments:
Sponsored investment funds	$118,147	$8,085	$(583)	$125,649
Collateralized debt obligations	27,496	1,866	—	29,362
Other	3,312	119	—	3,431

Total available-for-sale investments	$148,955	$10,070	$(583)	$158,442

The Company has reviewed the gross unrealized losses of $3,183 at September 30, 2007, all of which had been in a loss position for less than twelve months, and determined that these losses were not other than temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses. As a result, the Company recorded no impairments on such securities.

During the nine months ended September 30, 2007 and 2006, the Company recorded realized impairments of $3,228 and $2,211, respectively, on certain collateralized debt obligations (“CDOs”).

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

	Cost	Carrying Value
September 30, 2007
Trading investments:
Deferred compensation plan investments	$40,218	$43,196
Equity securities	67,817	86,638
Municipal debt securities	235,646	231,797

Total trading investments	$343,681	$361,631

Other investments:
Other fund investments	$1,980,230	$2,110,216
Deferred compensation plan investments	14,100	21,567

Total other investments	$1,994,330	$2,131,783

December 31, 2006
Trading investments:
Deferred compensation plan and other investments	$53,306	$54,527
Equity securities	139,874	148,025
Municipal debt securities	154,015	154,510
Corporate notes and bonds	13,779	13,656

Total trading investments	$360,974	$370,718

Other investments:
Other fund investments	$1,512,816	$1,550,268
Deferred compensation plan investments	14,074	18,146

Total other investments	$1,526,890	$1,568,414

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Investments (continued)

Included in other investments at September 30, 2007 is $55,118 of investments accounted for using the cost method. FASB Statement of Position FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairment whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As of September 30, 2007, management reviewed the carrying value of these investments and estimated their aggregate fair value to be $61,708. No impairments were recorded on such investments during the nine months ended September 30, 2007.

The carrying value of investments in debt securities by contractual maturity at September 30, 2007 and December 31, 2006 was as follows:

	Carrying Value
Maturity date	September 30, 2007	December 31, 2006
<1 year	$—	$776
1-5 years	10,061	7,989
5-10 years	30,010	2,772
After 10 years	191,726	156,629

Total	$231,797	$168,166

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated investment funds are classified as trading and other investments. At September 30, 2007 and December 31, 2006, the following balances related to these funds were consolidated in the condensed consolidated statements of financial position:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$191,488	$90,919
Investments	1,872,782	1,469,930
Other net liabilities	(258,881)	(127,266)
Non-controlling interest	(1,458,879)	(1,109,092)

Total exposure to consolidated investment funds	$346,510	$324,491

BlackRock’s total exposure to consolidated sponsored investment funds of $346,510 and $324,491 at September 30, 2007 and December 31, 2006, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interest. Other net liabilities includes $276,198 and $95,815 of debt held by consolidated sponsored investment funds at September 30, 2007 and December 31, 2006, respectively, which are included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Derivatives and Hedging

During 2007, the Company entered into a series of total return swaps to economically hedge market price exposures with respect to seed investments in sponsored investment products. At September 30, 2007, the outstanding total return swaps had an aggregate notional value of approximately $82,000 and net losses of approximately $210 and $3,880 for the three and nine months ended September 30, 2007, respectively, which were included in non-operating income in the Company’s condensed consolidated statements of income.

During first quarter 2007, the Company entered into a forward contract to sell 1.2 billion yen in August 2007 as a hedge against the foreign exchange risk associated with a sponsored investment product in Japan. The change in value of the forward contract substantially offsets the change in the value associated with foreign exchange related to the Company’s investment in the sponsored investment fund. In August 2007 and November 2007, the forward contract was extended through November 2007 and December 2007, respectively. For the three and nine months ended September 30, 2007, the change in fair value of the forward contracts were immaterial.

For the nine months ended September 30, 2007 and 2006, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$255,200	$18,914	$672,832	$153,179

Basic weighted-average shares outstanding	128,161,027	64,761,447	128,501,575	64,326,752
Dilutive potential shares from stock options and restricted stock units	2,502,798	2,208,829	2,376,400	2,074,384
Dilutive potential shares from convertible debt	652,630	507,260	656,213	502,417

Dilutive weighted-average shares outstanding	131,316,455	67,477,536	131,534,188	66,903,553

Basic earnings per share	$1.99	$0.29	$5.24	$2.38

Diluted earnings per share	$1.94	$0.28	$5.12	$2.29

During the three and nine months ended September 30, 2007, 1,545,735 stock options were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4. Earnings Per Share (continued)

Due to the similarities in terms between the Company’s series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of weighted average basic shares outstanding for the three and nine months ended September 30, 2007 and September 30, 2006.

5. Stock-Based Compensation

Share-Based Payment

The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified-prospective transition approach, with no cumulative effect on net income. The total stock-based compensation expense associated with stock-based employee compensation plans was $142,329 and $78,567 for the nine months ended September 30, 2007 and 2006, respectively.

Long-Term Incentive Plans

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240,000 in deferred compensation awards, of which the Company previously granted approximately $230,300. Approximately $210,000 of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. Approximately $20,000 of previously issued 2002 LTIP Awards will result in the settlement of BlackRock shares held by PNC through 2010 at a conversion price approximating the market price on the settlement date.

The settlement of the 2002 LTIP Awards in January 2007 resulted in the surrender by PNC of approximately 1,000,000 shares of BlackRock common stock. Under the terms of the 2002 LTIP Awards, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $165,700. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC. For the shares not put back to the Company, no dilution resulted from the delivery of stock pursuant to the awards since they were funded by shares held by PNC and were issued and outstanding at December 31, 2006. Put elections made by employees were accounted for as treasury stock repurchases and are accretive to the Company’s earnings per share. The shares repurchased have been retained as treasury stock.

Under a related share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock to fund long term incentive programs. The Company granted additional long-term incentive awards in January 2007 which included 1,540,050 restricted stock units that are intended to be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. Of the committed shares available for future awards, BlackRock is able to grant up to approximately $11,000 in additional awards in the period prior to September 29, 2011 and additional awards to be settled with the remaining shares in periods subsequent to September 29, 2011.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Stock-Based Compensation (continued)

Stock Options

Options outstanding at September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

Outstanding at	Number of Options	Weighted Average Exercise Price
December 31, 2006	4,457,669	$36.90
Granted	1,545,735	$167.76
Exercised	(1,192,335)	$37.22

September 30, 2007	4,811,069	$78.86

As of September 30, 2007, the Company had 3,265,334 outstanding options which were exercisable at a weighted average exercise price of $36.78. The weighted average remaining life of stock options outstanding as of September 30, 2007 was 6.1 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $155,428. As of September 30, 2007, the intrinsic value of in-the-money exercisable and outstanding options was $446,135 and $454,869, respectively.

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

Assumptions used in calculating the grant-date fair value for the stock options issued in January 2007 were as follows:

Exercise Price	$167.76
Expected Term (years)	7.335
Expected Volatility	24.	5%
Dividend Yield	1.0%-4.4	4%
Risk Free Interest Rate	4.	8%

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

As of September 30, 2007, the Company had $60,841 in unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 4.0 years.

Restricted Stock and Stock Units

Unvested restricted stock and stock unit awards at September 30, 2007 and changes during the nine months then ended were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2006	1,516,063	$133.44
Granted	2,517,718	$168.12
Forfeited	(80,441)	$161.37
Vested	(136,955)	$126.45

September 30, 2007	3,816,385	$155.98

On January 25, 2007, the Company issued 901,609 restricted stock units (“RSUs”) to employees in conjunction with their annual service awards. The RSU awards vest over three years through January 2010. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $169.70. The grant date fair value of the RSUs is being amortized into earnings on the straight-line method over the requisite service period, net of expected forfeitures, for each separately vesting portion of the award as if the award was, in substance, multiple awards.

On January 31, 2007, the Company issued 1,540,050 RSUs to employees as long-term incentive compensation. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011. An alternative performance hurdle provides for vesting of the awards based on specific targets for the Company’s earnings growth performance to peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $167.76. The grant-date fair value of the RSUs is being amortized into earnings on the straight-line method over the vesting period, net of expected forfeitures.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Stock-Based Compensation (continued)

Restricted Stock and Stock Units (continued)

At September 30, 2007, there was $434,875 in unrecognized stock-based compensation expense related to unvested RSU awards. The Company expects to recognize that cost over a remaining weighted-average period of 3.6 years.

6. Goodwill

During the first nine months of 2007, the Company recorded goodwill adjustments of $197,504 primarily related to the MLIM transaction as the result of the Company’s ongoing review of its purchase price allocation of the net assets acquired in the MLIM transaction. Additional net deferred tax liabilities totaling $157,283 were recorded primarily as a result of $199,018 of adjustments to changes in expected applicable state tax rates, offset by $35,549 related to additional expected compensation deductions and $6,186 of other tax-related adjustments. Additionally, the Company established a reserve and the related deferred tax asset for an out-of-market lease assumed in the MLIM transaction in the net amount of $23,166. .

7. Borrowings

Short Term Borrowing:

In December 2006, the Company entered into an unsecured revolving credit facility with a syndicate of banking institutions. This facility, as amended in February 2007 (the “2006 facility”), permitted the Company to borrow up to $800,000.

In August 2007, the Company terminated the 2006 facility and entered into a new five year $2,500,000 unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $3,000,000. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at September 30, 2007.

The 2007 facility was used to refinance the 2006 facility and will provide back-up liquidity, fund ongoing working capital for general corporate purposes and fund various investment opportunities. At September 30, 2007, the Company had $450,000 outstanding under the 2007 facility with interest rates between 5.105% to 5.845% and maturity dates between October 2007 and September 2008.

Long Term Borrowings:

In September 2007, the Company issued $700,000 in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “Notes”). The Notes were issued at a discount of $5,628, which is being amortized over their ten-year term. The Company incurred approximately $4,000 in debt issuance costs, which are included in other assets on the condensed consolidated statements of financial condition and are being amortized over the term of the Notes. A portion of the net proceeds of the Notes was used to fund the initial cash payment for its acquisition of the fund of funds business of Quellos Group, LLC (“Quellos”) and the remainder will be used for general corporate purposes.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Deferred Mutual Fund Sales Commissions

In April 2007, the Company assumed from a subsidiary of PNC certain distribution financing arrangements to receive certain cash flows from sponsored open-ended mutual funds sold without a front-end sales charge (“back-end load shares”). The fair value of these assets was capitalized and is being amortized over periods up to six years. The Company also assumed the rights to related distribution and service fees from certain funds and contingent deferred sales commissions upon shareholder redemption of certain back-end load shares prior to the end of the contingent deferred sales period. The Company paid $33,996 in exchange for the above rights.

9. Termination of Fund Administration and Servicing Arrangements with Merrill Lynch

Effective September 28, 2007, the Company insourced certain closed-end fund administration and servicing arrangements in place with Merrill Lynch & Co., Inc. (“Merrill Lynch”). In connection with this insourcing, the Company terminated 40 agreements with Merrill Lynch with original terms ranging from 30 to 40 years and made a one-time payment to Merrill Lynch of approximately $128,114 on October 31, 2007. The payment is reported as “termination of closed-end fund administration and servicing arrangements” on the condensed consolidated statements of income and is recorded in “due to affiliates” on the condensed consolidated statements of financial condition. As a result of these terminations, Merrill Lynch was discharged of any further duty to provide the services and BlackRock was discharged from any further payment obligations. .

10. Income Taxes

In the third quarter of 2007, the United Kingdom and Germany enacted legislation which will reduce the corporate income tax in those jurisdictions, effective in April and January 2008, respectively. Accordingly, the Company revalued its deferred tax liabilities attributable to the two jurisdictions. The revaluation of deferred taxes resulted in a tax benefit of $51,400 in the third quarter of 2007.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended September 30,
	2007	2006
Cash paid for interest	$22,910	$6,876

Cash paid for income taxes	$257,410	$127,364

Supplemental schedule of non-cash investing and financing transactions is as follows:

	Nine Months Ended September 30,
	2007	2006
Common and preferred stock issued in MLIM Transaction	$—	$9,577,100
Issuance of treasury stock	$102,735	$13,278
Decrease in investments due to net deconsolidations of sponsored investment funds	$183,442	$7,638
Decrease in non-controlling interest due to net deconsolidations of sponsored investment funds	$210,252	$8,881
PNC LTIP capital contribution	$174,932	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12. Commitments and Contingencies

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

The Company, including a number of the legal entities acquired in the MLIM Transaction, has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. Additionally, the investment funds that the Company manages are subject to lawsuits, any of which could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages. While Merrill Lynch has agreed to indemnify the Company for certain of the pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted.

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

In conjunction with the MLIM Transaction, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from (1) inaccuracy in or breach of representations or warranties related to the Company’s SEC reports, absence of undisclosed liabilities, litigation and compliance with laws and government regulations, without giving effect to any materiality or material adverse effect qualifiers, (2) any alleged or actual breach, failure to comply, violation or other deficiency with respect to any regulatory or fiduciary requirements relating to the operation of BlackRock’s business, (3) any fees or expenses incurred or owed by BlackRock to any brokers, financial advisors or comparable other person retained or employed by BlackRock in connection with the transaction, and (4) certain specified tax covenants.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12. Commitments and Contingencies (continued)

Indemnifications (continued)

Management believes that the likelihood of any liability arising under these indemnification provisions to be remote and, as such, no liability has been recorded on the condensed consolidated statements of financial condition. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock.

13. Subsequent Events

In June 2007, the Company announced that it had entered into an asset purchase agreement under which it would acquire certain assets of the fund of funds business of Quellos for up to $1,720,000. This transaction closed on October 1, 2007, and BlackRock paid Quellos $562,500 in cash and $187,500 in BlackRock common stock. The common stock will be held in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. In addition, Quellos may receive up to an additional $970,000 in cash and stock over three and a half years contingent upon certain operating measures.

In April 2003, the Company acquired 80% of an investment manager of a fund of hedge funds. On October 1, 2007, the Company paid $27,000 to purchase the remaining 20% of the investment manager.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory and administration fees earned by BlackRock and the carrying value of certain investments denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) BlackRock’s ability to successfully integrate the MLIM and Quellos businesses with its existing business; (17) the ability of BlackRock to effectively manage the former MLIM and Quellos assets along with its historical assets under management; and (18) BlackRock’s success in maintaining the distribution of its products.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.3 trillion of assets under management (“AUM”) at September 30, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). At September 30, 2007, Merrill Lynch owned approximately 45.4% of the Company’s voting common stock and approximately 49.6% of the total capital stock on a fully diluted basis of the Company and The PNC Financial Services Group, Inc. (“PNC”) owned approximately 33.7% of the capital stock.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except per share data)

The following table summarizes BlackRock’s operating performance for each of the three months ended September 30, 2007, June 30, 2007 and September 30, 2006 and the nine months ended September 30, 2007 and September 30, 2006. Certain prior period amounts have been reclassified to conform to the current presentation.

	Three months ended			Variance vs.
	September 30,		June 30,	September 30, 2006		June 30, 2007
	2007	2006	2007	Amount	%	Amount	%
Total revenue	$1,298,079	$323,058	$1,097,023	$975,021	301.8%	$201,056	18.3%
Total expenses	$1,026,361	$294,050	$815,022	$732,311	249.0%	$211,339	25.9%
Operating income	$271,718	$29,008	$282,001	$242,710	NM	$(10,283)	(3.6)%
Operating income, as adjusted (a)	$423,656	$115,266	$335,644	$308,390	267.5%	$88,012	26.2%
Net income	$255,200	$18,914	$222,244	$236,286	NM	$32,956	14.8%
Net income, as adjusted (b)	$300,079	$71,519	$236,626	$228,560	319.6%	$63,453	26.8%
Diluted earnings per share (c)	$1.94	$0.28	$1.69	$1.66	NM	$0.25	14.8%
Diluted earnings per share, as adjusted (b) (c)	$2.29	$1.06	$1.80	$1.23	116.0%	$0.49	27.2%
Average diluted shares outstanding (c)	131,316,455	67,477,536	131,383,470	63,838,919	94.6%	(67,015)	(0.1)%
Operating margin, GAAP basis	20.9%	9.0%	25.7%
Operating margin, as adjusted (a)	37.7%	38.5%	36.1%
Assets under management ($ in millions)	$1,299,556	$1,075,016	$1,230,086	$224,540	20.9%	$69,470	5.6%

	Nine months ended September 30,		Variance
	2007	2006	Amount	%
Total revenue	$3,400,476	$1,079,451	$2,321,025	215.0%
Total expenses	$2,574,528	$853,734	$1,720,794	201.6%
Operating income	$825,948	$225,717	$600,231	265.9%
Operating income, as adjusted (a)	$1,070,209	$361,653	$708,556	195.9%
Net income	$672,832	$153,179	$519,653	339.2%
Net income, as adjusted (b)	$745,945	$232,969	$512,976	220.2%
Diluted earnings per share (c)	$5.12	$2.29	$2.83	123.6%
Diluted earnings per share, as adjusted (b) (c)	$5.67	$3.48	$2.19	62.9%
Average diluted shares outstanding (c)	131,534,188	66,903,553	64,630,635	96.6%
Operating margin, GAAP basis	24.3%	20.9%
Operating margin, as adjusted (a)	36.9%	35.9%
Assets under management ($ in millions)	$1,299,556	$1,075,016	$224,540	20.9%

NM – Not Meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) BlackRock reports its financial results on a GAAP basis, however management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. As a result of recent changes in BlackRock’s business, management has altered the way it views its operating margin, as adjusted. As such, the calculation of operating income, as adjusted, and operating margin, as adjusted, were modified in the second quarter 2007 primarily to adjust for costs associated with closed-end fund issuances and amortization of deferred sales costs, as shown below. Revenue used for operating margin, as adjusted, for all periods presented includes affiliated and unaffiliated portfolio administration and servicing costs. Certain prior period non-GAAP data has been reclassified to conform to current presentation. Computations for all periods are derived from the Company’s condensed consolidated statements of income as follows:

	Three months ended			Nine months ended September 30,
	September 30,		June 30,
	2007	2006	2007	2007	2006
Operating income, GAAP basis	$271,718	$29,008	$282,001	$825,948	$225,717
Non-GAAP adjustments:
Termination of closed-end fund administration and servicing arrangements	128,114	—	—	128,114	—
PNC LTIP funding obligation	13,613	12,045	13,933	39,589	36,068
Merrill Lynch compensation contribution	2,500	—	2,500	7,500	—
MLIM integration costs	6,139	71,456	6,039	19,278	90,580
Quellos integration costs	140	—	—	140	—
Closed-end fund launch costs	1,875	4,933	19,801	34,828	5,464
Closed-end fund launch commissions	264	973	4,297	5,958	1,387
Appreciation (depreciation) related to deferred compensation plans	(707)	(3,149)	7,073	8,854	2,437

Operating income, as adjusted	$423,656	$115,266	$335,644	$1,070,209	$361,653

Revenue, GAAP basis	$1,298,079	$323,058	$1,097,023	$3,400,476	$1,079,451
Non-GAAP adjustments:
Portfolio administration and servicing costs	(138,850)	(16,382)	(131,077)	(401,014)	(48,529)
Amortization of deferred sales costs	(28,763)	(1,341)	(28,713)	(79,034)	(4,645)
Reimbursable property management compensation	(7,218)	(6,219)	(6,664)	(20,525)	(17,696)

Revenue used for operating margin measurement, as adjusted	$1,123,248	$299,116	$930,569	$2,899,903	$1,008,581

Operating margin, GAAP basis	20.9%	9.0%	25.7%	24.3%	20.9%

Operating margin, as adjusted	37.7%	38.5%	36.1%	36.9%	35.9%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Non-GAAP Operating Income Adjustments:

The expense related to the termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from operating income, as adjusted, as the termination of the arrangements is deemed non-recurring by management. The portion of the Long-Term Incentive Plan (“LTIP”) expense associated with awards funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs consist principally of certain professional fees, rebranding costs and compensation costs related to the integration which were reflected in GAAP net income. Integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. Closed-end fund launch costs and commissions have been excluded from operating income, as adjusted, because such costs can fluctuate considerably and revenues associated with the expenditure of such costs will not fully impact the Company’s results until future periods. As such, management believes that operating margins exclusive of these costs are more representative of the operating performance for the given period. Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock’s deferred compensation plans has been excluded because investment returns on these assets are reported in non-operating income.

Non-GAAP Revenue Adjustments:

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

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(b) BlackRock reports its financial results on a GAAP basis, however management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three months ended			Nine months ended
	September 30,		June 31,	September 30,
	2007	2006	2007	2007	2006
Net income, GAAP basis	$255,200	$18,914	$222,244	$672,832	$153,179
Non-GAAP adjustments, net of tax
Termination of closed-end fund administration and servicing arrangements	81,993	—	—	81,993	—
PNC LTIP funding obligation	8,712	7,588	8,917	25,337	22,723
Merrill Lynch compensation contribution	1,600	—	1,600	4,800	—
MLIM integration costs	3,929	45,017	3,865	12,338	57,067
Quellos integration costs	90	—	—	90	—
Corporate income tax reductions	(51,445)	—	—	(51,445)	—

Net income, as adjusted	$300,079	$71,519	$236,626	$745,945	$232,969

Diluted weighted average shares outstanding	131,316,455	67,477,536	131,383,470	131,534,188	66,903,553

Diluted earnings per share, GAAP basis	$1.94	$0.28	$1.69	$5.12	$2.29

Diluted earnings per share, as adjusted	$2.29	$1.06	$1.80	$5.67	$3.48

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from net income, as adjusted, as the termination of the arrangements is deemed non-recurring by management. The portion of the LTIP expense associated with awards funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. Integration costs consist principally of compensation costs, professional fees and rebranding costs incurred in conjunction with the integrations. The United Kingdom and Germany, during third quarter 2007, enacted legislation reducing corporate income taxes, effective in April and January of 2008, respectively, which resulted in a revaluation of certain deferred tax liabilities. Currently, BlackRock does not anticipate a significant change to its overall tax rate in 2008. The resulting decrease in income taxes has been excluded from net income, as adjusted, as it is non-recurring and to ensure comparability to prior reporting periods.

(c) Series A non-voting participating preferred stock is considered to be common stock for purposes of earnings per share calculations.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Australia and Hong Kong. The Company provides a wide array of taxable and tax-exempt fixed income, cash management, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. In addition, BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The primary retail fund group offered outside the United States is the Merrill Lynch International Investment Funds (“MLIIF”), which is authorized for distribution in more than 30 jurisdictions worldwide. In the United States, the primary retail offerings include a variety of open-end and closed-end funds, including the BlackRock Funds and the BlackRock Liquidity Funds. Additional fund offerings include structured products, real estate funds, hedge funds and funds of funds, private equity fund of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in active and passive strategies.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing force globally that is focused on acquiring and maintaining institutional and retail investment management relationships by marketing its services to institutional and retail investors directly and through financial professionals, pension consultants and third-party distribution relationships. BlackRock also distributes certain of its products and services through broker-dealer subsidiaries of Merrill Lynch in addition to other distributors.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products may provide for performance fees or carried interest allocations in addition to fees based on AUM. Performance fees and carried interest allocations generally are earned after a given period of time or when investment performance exceeds a contractual threshold. As such, the recognition of carried interest and performance fees may increase the volatility of BlackRock’s revenue and earnings.

The Company also receives distribution fees and contingent deferred sales commissions from certain sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). Such fees and commissions are shown on the condensed consolidated statements of income as distribution fees.

Through BlackRock Solutions®, the firm provides risk management, systems outsourcing, investment accounting services, advisory and transition management services that combine capital markets expertise with proprietary systems and technology. BlackRock Solutions clients consist of financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors and government agencies. Fees earned for BlackRock Solutions services are typically based on percentages of the market value of assets subject to the services and the number of individual investment accounts, or on fixed fees based on project scope and complexity. Fees earned on risk management, system outsourcing, investment accounting services, advisory and transition management services are recorded as other revenue in the condensed consolidated statements of income.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Operating expenses primarily consist of employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expense and amortization of finite-lived intangible assets. Employee compensation and benefits expense includes salaries, deferred and incentive compensation, long-term retention and incentive plans and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities and PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

				Variance
	September 30,	June 30,	September 30,[1]	Quarter to	Year to
	2007		2006	Quarter	Year
Fixed income	$509,750	$492,287	$443,594	3.5%	14.9%
Equity and balanced	454,162	435,873	358,145	4.2%	26.8%
Cash management	290,748	259,840	229,416	11.9%	26.7%
Alternative investments products	44,896	42,086	43,861	6.7%	2.4%

Total	$1,299,556	$1,230,086	$1,075,016	5.6%	20.9%

[1]

September 30, 2006 AUM reflects a reclassification of certain MLIM acquired assets. Approximately $7.9 billion was reclassified from fixed income to cash management, relative to the AUM as reported in BlackRock’s third quarter 2006 Form 10-Q.

AUM increased approximately $69.5 billion, or 5.6%, to $1.3 trillion at September 30, 2007, compared to $1.230 trillion at June 30, 2007. The growth in AUM was attributable to $41.0 billion in net subscriptions, $20.3 billion in market appreciation and $8.2 billion in foreign exchange gains. Net subscriptions of $41.0 billion for the three months ended September 30, 2007 were the result of net new business of $30.2 billion in cash management products, $5.6 billion in fixed income products, $3.2 billion in equity and balanced products and $2.1 billion in alternative products. Market appreciation of $20.3 billion primarily reflected appreciation in equity and balanced assets of $9.9 billion, as equity markets ended positive for the three months ended September 30, 2007 and by market appreciation on fixed income products of $9.4 billion due to changes in market interest rates. Foreign exchange gains of $8.2 billion consisted primarily of $5.2 billion in equity and balanced assets and $2.5 billion in fixed income assets.

AUM increased approximately $224.5 billion, or 20.9%, to $1.3 trillion at September 30, 2007, compared with $1.075 trillion at September 30, 2006. Net subscriptions of $124.0 billion for the twelve months ended September 30, 2007 were primarily the result of net new business of $59.2 billion in cash management products, $31.6 billion in fixed income products, $22.0 billion in equity and balanced products and $11.3 billion in alternative investment products. Market appreciation of $84.9 billion largely reflected appreciation in equity and balanced assets of $63.4 billion, as equity markets improved during the period ended September 30, 2007 and market appreciation on fixed income products of $15.5 billion due to current income and changes in market interest rates. Foreign exchange gains of $19.0 billion consisted primarily of $12.7 billion in equity and balanced assets and $5.1 billion in fixed income assets.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Quarter Ended September 30, 2007

(Dollar amounts in millions)

	June 30, 2007	Net subscriptions (redemptions)	Foreign exchange [2]	Market appreciation (depreciation)	September 30, 2007
Fixed income	$492,287	$5,592	$2,504	$9,367	$509,750
Equity and balanced	435,873	3,194	5,204	9,891	454,162
Cash management	259,840	30,190	234	484	290,748
Alternative investment products	42,086	2,066	219	525	44,896

Total	$1,230,086	$41,042	$8,161	$20,267	$1,299,556

The following table presents the component changes in BlackRock’s AUM for the nine months ended September 30, 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Nine Months Ended September 30, 2007

(Dollar amounts in millions)

	December 31, 2006	Net subscriptions (redemptions)	Acquisitions/ reclassifications [1]	Foreign exchange [2]	Market appreciation (depreciation)	September 30, 2007
Fixed income	$448,012	$33,174	$14,037	$3,479	$11,048	$509,750
Equity and balanced	392,708	12,674	—	8,018	40,762	454,162
Cash management	235,768	53,090	—	342	1,548	290,748
Alternative investment products	48,139	7,975	(14,037)	387	2,432	44,896

Total	$1,124,627	$106,913	$—	$12,226	$55,790	$1,299,556

[1]	Data reflects the reclassification of $14.0 billion of fixed income-oriented absolute return and structured products from alternative investment products to fixed income.
[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into US dollars for reporting purposes.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the twelve months ended September 30, 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended September 30, 2007

(Dollar amounts in millions)

	September 30,[1] 2006	Net subscriptions (redemptions)	Acquisitions/ reclassifications [2,3]	Foreign exchange [4]	Market appreciation (depreciation)	September 30, 2007
Fixed income	$443,594	$31,601	$13,940	$5,119	$15,496	$509,750
Equity and balanced	358,145	21,968	(2,028)	12,701	63,376	454,162
Cash management	229,416	59,184	(1,260)	508	2,900	290,748
Alternative investment products	43,861	11,281	(14,037)	646	3,145	44,896

Total	$1,075,016	$124,034	$(3,385)	$18,974	$84,917	$1,299,556

[1]

September 30, 2006 AUM reflects a reclassification of certain MLIM acquired assets. Approximately $7.9 billion was reclassified from fixed income to cash management, relative to the AUM as reported in BlackRock’s third quarter 2006 Form 10-Q.

[2]	Data reflects the reclassification of $14.0 billion of fixed income-oriented absolute return and structured products from alternative investment products to fixed income.
[3]	Data reflects corrections to AUM records as of closing of the MLIM Transaction.
[4]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into US dollars for reporting purposes.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006.

Operating results for the three months ended September 30, 2007 reflect the impact of the MLIM Transaction, which closed on September 29, 2006. The magnitude of the acquired business is the primary driver of most line item variances in the analysis below. Certain prior year amounts have been reclassified to conform to the current presentation.

Revenue

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Investment advisory and administration fees:
Equity and balanced	$580,302	$58,737	$521,565	NM
Fixed income	230,373	125,102	105,271	84.1%
Cash management	128,381	32,110	96,271	299.8%
Alternative investment products	87,374	40,740	46,634	114.5%

Investment advisory and administration base fees	1,026,430	256,689	769,741	299.9%
Investment advisory performance fees	149,382	17,817	131,565	NM %

Total investment advisory and administration fees	1,175,812	274,506	901,306	328.3%

Distribution fees	32,310	2,263	30,047	NM

Other revenue:
BlackRock Solutions	47,683	33,807	13,876	41.0%
Other revenue	42,274	12,482	29,792	238.7%

Total other revenue	89,957	46,289	43,668	94.3%

Total revenue	$1,298,079	$323,058	$975,021	301.8%

NM – Not Meaningful

Total revenue for the three months ended September 30, 2007 increased $975.0 million, or 301.8%, to $1,298.1 million, compared with $323.1 million for the three months ended September 30, 2006. Total investment advisory and administration fees increased $901.3 million, or 328.3%, to $1,175.8 million for the three months ended September 30, 2007 compared with $274.5 million for the three months ended September 30, 2006. Distribution fees increased by $30.0 million to $32.3 million for the three months ended September 30, 2007 compared with $2.3 million for the three months ended September 30, 2006. Other revenue increased by $43.7 million, or 94.3%, to $90.0 million for the three months ended September 30, 2007 compared with $46.3 million for the three months ended September 30, 2006.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $901.3 million, or 328.3%, was the result of an increase in investment advisory and administration base fees of $769.7 million, or 299.9%, to $1,026.4 million for the three months ended September 30, 2007 compared with $256.7 million for the three months ended September 30, 2006 and an increase of $131.6 million in performance fees. Investment advisory and administration base fees increased for the three months ended September 30, 2007 primarily due to the MLIM Transaction which added $589.2 billion in AUM on September 29, 2006 and increased AUM of $224.5 billion over the past twelve months.

The increase in base investment advisory and administration fees of $769.7 million for the three months ended September 30, 2007 compared with the three months ended September 30, 2006 consisted of increases of $521.6 million in equity and balanced products, $105.3 million in fixed income products, $96.3 million in cash management products and $46.6 million in alternative investment products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by AUM acquired in the MLIM Transaction on September 29, 2006, as well as increases in AUM of $96.0 billion, $66.2 billion, $61.3 billion and $1.0 billion, respectively, over the past twelve months.

Performance fees increased by $131.6 million to $149.4 million for the three months ended September 30, 2007 compared to $17.8 million for the three months ended September 30, 2006 primarily due to higher performance fees on equity and fixed income hedge funds, as well as real estate equity products.

Distribution Fees

Distribution fees increased by $30.0 million to $32.3 million for the three months ended September 30, 2007 as compared to $2.3 million for the three months ended September 30, 2006. The increase in distribution fees is primarily the result of the assumption of distribution financing arrangements from the MLIM Transaction in the third quarter 2006 and from PNC in the second quarter 2007.

Other Revenue

Other revenue of $90.0 million for the quarter ended September 30, 2007 increased $43.7 million, or 94.3%, compared with the quarter ended September 30, 2006 and primarily represents fees earned on BlackRock Solutions products and services of $47.7 million, other advisory service fees of $13.6 million, property management fees of $10.0 million earned on real estate properties (which primarily represents direct reimbursement of the salaries of certain employees of Metric Properties Management, Inc., “Metric”) and $6.0 million of fees earned related to securities lending.

The $43.7 million increase in other revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily the result of an increase of $13.9 million from BlackRock Solutions products and services primarily driven by new assignments, $13.6 million related to other advisory services and $6.0 million on fees earned related to securities lending.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. (continued)

Expenses

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Expenses:
Employee compensation and benefits	$505,107	$198,099	$307,008	155.0%
Portfolio administration and servicing costs	138,850	16,382	122,468	NM
Amortization of deferred sales commissions	28,763	1,341	27,422	NM
General and administration	194,442	75,834	118,608	156.4%
Termination of closed-end fund administration and servicing arrangements	128,114	—	128,114	NM
Amortization of intangible assets	31,085	2,394	28,691	NM

Total expenses	$1,026,361	$294,050	$732,311	249.0%

NM – Not Meaningful

Total expenses, which reflect the impact of the MLIM Transaction since September 29, 2006, increased $732.3 million, or 249.0%, to $1,026.4 million for the three months ended September 30, 2007 compared with $294.1 million for the three months ended September 30, 2006. Total expenses included integration charges related to the MLIM Transaction of $6.1 million and $71.5 million in the third quarters 2007 and 2006, respectively. The third quarter of 2007 included $6.1 million of MLIM integration charges in general and administration expenses compared to $28.4 million and $43.1 of integration charges in general and administration and employee compensation and benefits, respectively, in the third quarter 2006.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $307.0 million, or 155.0%, to $505.1 million, at September 30, 2007, compared to $198.1 million for the three months ended September 30, 2006. The increase in employee compensation and benefits expense was primarily attributable to increases in incentive compensation, salaries and benefits and stock-based compensation of $162.8 million, $119.7 million and $18.9 million, respectively. The $162.8 million, or 188.9%, increase in incentive compensation was primarily attributable to higher operating income and higher incentive compensation associated with greater performance fees earned on the Company’s alternative investment products, offset by integration costs incurred in 2006. The increase of $119.7 million, or 129.3%, in salaries and benefits was primarily attributable to higher staffing levels associated with the MLIM Transaction and business growth. Employees (excluding employees of Metric) at September 30, 2007 totaled 5,125, as compared to 4,565 at September 30, 2006.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $122.5 million to $138.9 million for the three months ended September 30, 2007, compared to $16.4 million for the three months ended September 30, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. (continued)

Expenses (continued)

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions increased by $27.4 million to $28.8 million for the three months ended September 30, 2007, as compared to $1.3 million for the three months ended September 30, 2006. The increase in amortization of deferred sales commissions is primarily the result of the assumption of distribution financing arrangements from MLIM at the end of third quarter 2006 and from PNC in second quarter 2007.

General and Administration Expense

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
General and administration expense:
Portfolio services	$43,844	$5,218	$38,626	NM
Marketing and promotional	35,146	20,203	14,943	74.0%
Occupancy	34,506	12,794	21,712	169.7%
Technology	28,547	15,731	12,816	81.5%
Closed-end fund launch costs	1,875	4,933	(3,058)	(62.0)%
Other general and administration	50,524	16,955	33,569	198.0%

Total general and administration expense	$194,442	$75,834	$118,608	156.4%

NM – Not Meaningful

General and administration expense increased $118.6 million, or 156.4%, for the three months ended September 30, 2007 to $194.4 million, compared to $75.8 million for the three months ended September 30, 2006. The increase in general and administration expense was due to increases in portfolio services expense of $38.6 million, occupancy expense of $21.7 million, marketing and promotional expense of $14.9 million, technology expense of $12.8 million and other general and administration expense of $33.6 million, partially offset by a reduction in closed-end fund launch costs of $3.1 million. MLIM and Quellos integration expenses recorded in general and administration expense for the three months ended September 2007 and 2006 were $6.3 million and $28.4 million, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. (continued)

General and Administration Expense (continued)

Portfolio services costs increased by $38.6 million to $43.8 million, compared to $5.2 million for the three months ended September 30, 2006, due to supporting higher AUM levels and market data services. Occupancy costs for the three months ended September 30, 2007 totaled $34.5 million, representing a $21.7 million, or 169.7%, increase from $12.8 million for the three months ended September 30, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM Transaction and business growth. Marketing and promotional expense increased $14.9 million to $35.1 million for the three months ended September 30, 2007, compared to $20.2 million for the three months ended September 30, 2006 primarily due to increased marketing activities, including $21.5 million related to domestic and international marketing efforts, partially offset by $6.5 million related to BlackRock’s advertising and rebranding campaign. Technology expenses increased $12.8 million, or 81.5%, to $28.5 million, compared to $15.7 million for the three months ended September 30, 2006 primarily as a result of a $5.1 million increase in software licensing and maintenance costs and a $4.8 million increase in depreciation expense. Other general and administration costs increased by $33.6 million to $50.5 million from $17.0 million, including higher subadvisory fees of $10.6 million and $6.0 million in capital contributions to sponsored investment funds. Closed-end fund launch costs decreased $3.1 million to $1.9 million for the three months ended September 30, 2007 relating to one new closed-end fund launched during the quarter, generating $235 million in AUM compared with one new closed-end fund launched during the three months ended September 30, 2006 generating $765 million in AUM.

Termination of Closed-end Fund Administration and Servicing Arrangements

For the three months ended September 30, 2007, BlackRock recorded a one-time expense of $128.1 million related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Amortization of Intangible Assets

The $28.7 million increase in amortization of intangible assets to $31.1 million for the three months ended September 30, 2007 compared to $2.4 million for the three months ended September 30, 2006 primarily reflects the amortization of finite-lived intangible assets acquired in the MLIM Transaction.

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the three months ended September 30, 2007 and 2006 was as follows:

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Total non-operating income	$128,189	$1,909	$126,280	NM
Non-controlling interest	(81,539)	(895)	(80,644)	NM

Total non-operating income, net of non-controlling interest	$46,650	$1,014	$45,636	NM

NM – Not Meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. (continued)

Non-Operating Income, Net of Non-Controlling Interest (continued)

The components of non-operating income, net of non-controlling interest, for the three months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$12,413	$—	$12,413	NM
Real estate	26,915	(69)	26,984	NM
Other alternative products	(4,940)	(4,248)	(692)	(16.3)%
Other[2]	1,968	1,685	283	16.8%

Total net gain on investments, net of non-controlling interest	36,356	(2,632)	38,988	NM
Interest and dividend income	20,109	5,668	14,441	254.8%
Interest expense	(9,815)	(2,022)	(7,793)	385.4%

Total non-operating income, net of non-controlling interest	$46,650	$1,014	$45,636	NM

NM – Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.
[2]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

Non-operating income, net of non-controlling interest, increased $45.6 million to $46.7 million for the quarter ended September 30, 2007, as compared to $1.0 million for the quarter ended September 30, 2006 as a result of a $39.0 million increase in net gain on investments, net of non-controlling interest, and a $14.4 million increase in interest and dividend income, partially offset by an $7.8 million increase in interest expense primarily related to borrowings under BlackRock’s revolving credit agreement. The increase in the net gain on investments, net of non-controlling interest, was primarily due to investment gains on private equity and real estate investments.

Income Taxes

Income tax expense was $63.2 million and $11.1 million for the quarters ended September 30, 2007 and 2006, respectively, representing effective tax rates of 19.8% and 37.0%, respectively. The reduction in the tax rate was primarily the result of a one-time tax benefit of $51.4 million recognized due to recent tax legislation changes enacted in the third quarter 2007 in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. (continued)

Net Income

Net income totaled $255.2 million, or $1.94 per diluted share, for the three months ended September 30, 2007 an increase of $236.3 million, or $1.66 per diluted share, as compared to the three months ended September 30, 2006. Net income for the quarter ended September 30, 2007 includes the after-tax impacts of the termination of closed-end fund servicing and administration arrangements, the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, integration costs primarily related to the MLIM Transaction and Quellos acquisition and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $82.0 million, $8.7 million, $4.0 million and $1.6 million, respectively. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51.4 million in income tax expense in the three months ended September 30, 2007. Integration costs primarily consist of compensation costs, professional fees and rebranding costs. Net income of $18.9 million during the three months ended September 30, 2006 included the after-tax impacts of the portion of LTIP awards funded in January 2007 by a capital contribution of BlackRock stock held by PNC of $7.6 million and MLIM integration costs of $45.0 million. Exclusive of these items, fully diluted earnings per share, as adjusted, for the three months ended September 30, 2007 increased $1.23, or 116.0%, compared to the three months ended September 30, 2006.

Operating Margin

The Company’s operating margin was 20.9% for the three months ended September 30, 2007, compared to 9.0% for the three months ended September 30, 2006. Operating margin for the three months ended September 30, 2007 includes the impacts of $128.1 million for the termination of closed-end fund administration and servicing arrangements and $6.3 million of integration costs. Operating margin for the three months ended September 30, 2006 includes the impact of $71.5 million of integration costs. The increase in margin primarily is due to the reduction of integration costs and well as operating leverage associated with the growth in revenue.

Operating margin, as adjusted, was 37.7% and 38.5% for the three months ended September 30, 2007 and 2006, respectively. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

Operating results for the nine months ended September 30, 2007 reflect the impact of the MLIM Transaction, which closed on September 29, 2006. The magnitude of the acquired business is the primary driver of most line item variances in the analysis below. Certain prior year amounts have been reclassified to conform to the current presentation.

Revenue

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Investment advisory and administration fees:
Equity and balanced	$1,579,562	$168,758	$1,410,804	NM
Fixed income	670,652	364,751	305,901	83.9%
Cash management	363,152	92,104	271,048	294.3%
Alternative investment products	237,184	110,162	127,022	115.3%

Investment advisory and administration base fees	2,850,550	735,775	2,114,775	287.4%
Investment advisory performance fees	197,518	202,368	(4,850)	(2.4)%

Total investment advisory and administration fees	3,048,068	938,143	2,109,925	224.9%

Distribution fees	89,997	7,177	82,820	NM

Other revenue:
BlackRock Solutions	136,293	102,514	33,779	33.0%
Other revenue	126,118	31,617	94,501	298.9%

Total other revenue	262,411	134,131	128,280	95.6%

Total revenue	$3,400,476	$1,079,451	$2,321,025	215.0%

NM – Not Meaningful

Total revenue for the nine months ended September 30, 2007 increased $2,321.0 million, or 215.0%, to $3,400.5 million, compared with $1,079.5 million for the nine months ended September 30, 2006. Investment advisory and administration fees increased $2,109.9 million, or 224.9%, to $3,048.1 million for the nine months ended September 30, 2007, compared with $938.1 million for the nine months ended September 30, 2006. Distribution fees increased by $82.8 million to $90.0 million for the nine months ended September 30, 2007, compared with $7.2 million for the nine months ended September 30, 2006. Other revenue increased by $128.3 million, or 95.6%, to $262.4 million for the nine months ended September 30, 2007, compared with $134.1 million for the nine months ended September 30, 2006.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $2,109.9 million, or 224.9%, was the result of an increase in investment advisory and administration base fees of $2,114.8 million, or 287.4%, to $2,850.6 million for the nine months ended September 30, 2007, compared with $735.8 million for the nine months ended September 30, 2006, partially offset by a reduction in performance fees of $4.9 million. Investment advisory and administration base fees increased for the nine months ended September 30, 2007 primarily due to the MLIM Transaction which added $589.2 billion in AUM on September 29, 2006, and increased AUM of $224.5 billion over the past twelve months.

The increase in base investment advisory and administration fees of $2,114.8 million for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006 consisted of increases of $1,410.8 million in equity and balanced products, $305.9 million in fixed income products, $271.0 million in cash management products and $127.0 million in alternative investment products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by AUM acquired in the MLIM Transaction on September 29, 2006, as well as increases in AUM of $96.0 billion, $66.2 billion, $61.3 billion and $1.0 billion, respectively, over the past twelve months.

Performance fees decreased by $4.9 million, or 2.4%, to $197.5 million for the nine months ended September 30, 2007, compared with $202.4 million for the nine months ended September 30, 2006 primarily due to a decline in performance fees earned on a large institutional real estate equity client account and energy hedge funds in 2006, offset by higher performance fees earned on equity and fixed income hedge funds in 2007.

Distribution Fees

Distribution fees increased by $82.8 million to $90.0 million for the nine months ended September 30, 2007 as compared to $7.2 million for the nine months ended September 30, 2006. The increase in distribution fees is primarily the result of the assumption of distribution financing arrangements from the MLIM Transaction in the third quarter 2006 and from PNC in the second quarter 2007.

Other Revenue

Other revenue of $262.4 million for the nine months ended September 30, 2007 increased $128.3 million compared with the nine months ended September 30, 2006 and primarily represents fees earned on BlackRock Solutions products and services of $136.3 million, property management fees of $29.1 million earned on real estate properties (which primarily represents direct reimbursement of the salaries of certain Metric employees), fees for fund accounting services of $24.1 million, fees related to securities lending of $22.6 million and $13.6 million for other advisory service fees.

The increase in other revenue of $128.3 million, or 95.6%, for the nine months ended September 30, 2007 as compared to $134.1 million for the nine months ended September 30, 2006 was primarily the result of an increase of $33.8 million from BlackRock Solutions products and services primarily driven by new assignments, and increases of $24.1 million in fund accounting services, $22.6 million in fees earned related to securities lending and $13.6 million for other advisory service fees.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. (continued)

Expenses

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Expenses:
Employee compensation and benefits	$1,270,883	$566,993	$703,890	124.1%
Portfolio administration and servicing costs	401,014	48,529	352,485	NM
Amortization of deferred sales commissions	79,034	4,645	74,389	NM
General and administration	602,290	192,666	409,624	212.6%
Termination of closed-end fund administration and servicing arrangements	128,114	—	128,114	NM
Fee sharing payment	—	34,450	(34,450)	(100.0)%
Amortization of intangible assets	93,193	6,451	86,742	NM

Total expenses	$2,574,528	$853,734	$1,720,794	201.6%

NM – Not Meaningful

Total expenses, which reflect the impact of the MLIM Transaction since September 29, 2006, increased $1,720.8 million, or 201.6%, to $2,574.5 million for the nine months ended September 30, 2007, compared with $853.7 million for the nine months ended September 30, 2006. Total expense included integration charges related to the MLIM Transaction of $19.3 million and $90.6 million in the first nine months of 2007 and 2006, respectively. The nine months ended September 30, 2007 included $19.0 million and $0.3 million of MLIM integration charges in general and administration and employee compensation and benefits, respectively, compared to $43.1 million and $47.5 million of integration charges in general and administration and employee compensation and benefits, respectively in the nine months ended September 30, 2006.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $703.9 million, or 124.1%, to $1,270.9 million, at September 30, 2007 compared to $567.0 million for the nine months ended September 30, 2006. The increase in employee compensation and benefits expense was primarily attributable to increases in salaries and benefits, incentive compensation and stock-based compensation of $366.7 million, $276.3 million and $51.3 million, respectively. The increase of $366.7 million, or 151.2%, in salaries and benefits was primarily attributable to higher staffing levels associated with the MLIM Transaction and business growth. Employees (excluding employees of Metric) at September 30, 2007 totaled 5,125 as compared to 4,565 at September 30, 2006. The $276.3 million increase in incentive compensation was primarily attributable to higher advisory fees and operating income.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $352.5 million to $401.0 million for the nine months ended September 30, 2007, compared to $48.5 million for the nine months ended September 30, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. (continued)

Expenses (continued)

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions increased by $74.4 million to $79.0 million for the nine months ended September 30, 2007 as compared to $4.6 million for the nine months ended September 30, 2006. The increase in amortization of deferred sales commissions is primarily the result of the assumption of distribution financing arrangements from MLIM at the end of third quarter 2006 and from PNC in second quarter 2007.

General and Administration Expense

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
General and administration expense:
Portfolio services	$119,567	$15,797	$103,770	NM
Marketing and promotional	118,340	44,170	74,170	167.9%
Occupancy	96,175	34,414	61,761	179.5%
Technology	90,189	29,404	60,785	206.7%
Closed-end fund launch costs	34,828	5,464	29,364	NM
Other general and administration	143,191	63,417	79,774	125.8%

Total general and administration expense	$602,290	$192,666	$409,624	212.6%

NM – Not Meaningful

General and administration expense increased $409.6 million, or 212.6%, for the nine months ended September 30, 2007 to $602.3 million compared to $192.7 million for the nine months ended September 30, 2006. The increase in general and administration expense was due to increases in portfolio services expense of $103.8 million, marketing and promotional expense of $74.2 million, occupancy expense of $61.8 million, technology expense of $60.8 million, closed-end fund launch costs of $29.4 million and other general and administration expense of $79.8 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. (continued)

General and Administration Expense (continued)

Portfolio services increased by $103.8 million to $119.6 million, relating to supporting higher AUM levels and increased trading activities. Marketing and promotional expense increased $74.2 million, or 167.9%, to $118.3 million for the nine months ended September 30, 2007, compared to $44.2 million for the nine months ended September 30, 2006 primarily due to increased marketing activities, including $68.2 million related to domestic and international marketing efforts and $6.0 million related to BlackRock’s advertising and rebranding campaign. Occupancy costs for the nine months ended September 30, 2007 totaled $96.2 million, representing a $61.8 million, or 179.5%, increase from $34.4 million for the nine months ended September 30, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM transaction and business growth. Technology expenses increased $60.8 million, or 206.7%, to $90.2 million compared to $29.4 million for the nine months ended September 30, 2006 primarily result of a $19.1 million increase in technology consulting expenses associated with operating growth, a $15.8 million increase in depreciation expense and a $14.3 million increase in software licensing and maintenance costs. Closed-end fund launch costs totaled $34.8 million for the nine months ended September 30, 2007 relating to three new closed-end funds launched during the period, generating approximately $3.0 billion in AUM. Closed-end fund launch costs for the nine months ended September 30, 2006 totaled $5.5 million relating to one new closed-end fund launched during the period, generating $765 million in AUM. Other general and administration costs increased by $79.8 million to $143.2 million from $63.4 million, including a $23.4 million and $20.0 million increase in professional fees and office related expenses, respectively, and a $6 million capital contribution to sponsored investment funds.

Termination of Closed-end Fund Administration and Servicing Arrangements

For the nine months ended September 30, 2007, BlackRock recorded a one-time expense of $128.1 million, related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Fee Sharing Payment

For the nine months ended September 30, 2006, BlackRock recorded a one-time fee sharing expense of $34.5 million, representing a payment related to a large institutional real estate equity client account acquired in the SSRM Holdings, Inc. acquisition in January 2005.

Amortization of Intangible Assets

The $86.7 million increase in amortization of intangible assets to $93.2 million for the nine months ended September 30, 2007 compared to $6.5 million for the nine months ended September 30, 2006 primarily reflects the amortization of finite-lived intangible assets acquired in the MLIM Transaction.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. (continued)

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the nine months ended September 30, 2007 and 2006 was as follows:

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Total non-operating income	$499,639	$19,819	$479,820	NM
Non-controlling interest	(354,669)	(2,394)	(352,275)	NM

Total non-operating income, net of non-controlling interest	$144,970	$17,425	$127,545	NM

NM – Not Meaningful

The components of non-operating income, net of non-controlling interest, for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$55,315	$—	$55,315	NM
Real estate	29,372	434	28,938	NM
Other alternative products	17,639	2,184	15,455	NM
Other[2]	21,463	4,152	17,311	416.9%

Total net gain on investments, net of non-controlling interest	123,789	6,770	117,019	NM
Interest and dividend income	52,204	16,676	35,528	213.0%
Interest expense	(31,023)	(6,021)	(25,002)	415.2%

Total non-operating income, net of non-controlling interest	$144,970	$17,425	$127,545	NM

NM – Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.
[2]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

Non-operating income, net of non-controlling interest, increased $127.5 million to $145.0 million for the nine months ended September 30, 2007 compared to $17.4 million for the nine months ended September 30, 2006 as a result of a $117.0 million increase in net gain on investments, net of non-controlling interest, and a $35.5 million increase in interest and dividend income, partially offset by a $25.0 million increase in interest expense primarily related to borrowings under BlackRock’s revolving credit agreement. The increase in the net gain on investments, net of non-controlling interest, was primarily due to an increase in net investment gains on all investments due to market conditions and significant growth of the Company’s investments in sponsored investment products.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. (continued)

Income Taxes

Income tax expense was $298.1 million and $90.0 million for the nine months ended September 30, 2007 and 2006, respectively, representing effective tax rates of 30.7% and 37.0%, respectively. The reduction in the tax rate is primarily the result of a one-time tax benefit of $51.4 million, recognized in the third quarter of 2007, due to tax legislation changes enacted in third quarter 2007 in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities.

Net Income

Net income totaled $672.8 million, or $5.12 per diluted share, for the nine months ended September 30, 2007 an increase of $519.7 million, or $2.83 per diluted share, compared to the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 includes the after-tax impacts of the termination of closed-end fund administration and servicing arrangements, the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, integration costs related to the MLIM Transaction and Quellos acquisition and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $82.0 million, $25.3 million, $12.4 million and $4.8 million, respectively. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51.4 million in income tax expense which is included in net income. MLIM and Quellos integration costs primarily include compensation costs, professional fees and rebranding costs. Net income of $153.2 million during the nine months ended September 30, 2006 included the after-tax impacts of the portion of LTIP awards funded by a capital contribution of BlackRock stock held by PNC of $22.7 million and MLIM integration costs of $57.1 million. Exclusive of these items, fully diluted earnings per share, as adjusted, for the nine months ended September 30, 2007 increased $2.19, or 62.9%, compared to the nine months ended September 30, 2006.

Operating Margin

The Company’s operating margin was 24.3% for the nine months ended September 30, 2007 compared to 20.9% for the nine months ended September 30, 2006. Operating margin for the nine months ended September 30, 2007 includes the impacts of $128.1 million for the termination of closed-end fund administration and servicing arrangements, $40.8 million of closed-end fund launch costs and commissions and $19.4 million of integration costs. Operating margin for the nine months ended September 30, 2006 includes the impact of $6.9 million of closed-end fund launch costs and commission and $90.6 million of integration costs. The increase in operating margin is primarily due to the reduction of integration costs as well as operating leverage associated with the growth in revenue.

Operating margin, as adjusted, was 36.9% and 35.9% for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended June 30, 2007.

Revenue

	Three months ended
	September 30,	June 30,	Variance
(Dollar amounts in thousands)	2007		Amount	%
Investment advisory and administration fees:
Equity and balanced	$580,302	$527,800	$52,502	9.9%
Fixed income	230,373	222,506	7,867	3.5%
Cash management	128,381	120,859	7,522	6.2%
Alternative investment products	87,374	79,445	7,929	10.0%

Investment advisory and administration base fees	1,026,430	950,610	75,820	8.0%
Investment advisory performance fees	149,382	25,720	123,662	480.8%

Total investment advisory and administration fees	1,175,812	976,330	199,482	20.4%

Distribution fees	32,310	32,867	(557)	(1.7)%

Other revenue:
BlackRock Solutions	47,683	46,296	1,387	3.0%
Other revenue	42,274	41,530	744	1.8%

Total other revenue	89,957	87,826	2,131	2.4%

Total revenue	$1,298,079	$1,097,023	$201,056	18.3%

Total revenue for the three months ended September 30, 2007 increased $201.1 million, or 18.3%, to $1,298.1 million, compared with $1,097.0 million for the three months ended June 30, 2007. Investment advisory and administration base fees increased $75.8 million, or 8.0%, to $1,026.4 million for the three months ended September 30, 2007, compared with $950.6 million for the three months ended June 30, 2007. Performance fees increased $123.7 million, to $149.4 million, compared with $25.7 million for the three months ended June 30, 2007. Other revenue increased by $2.1 million, or 2.4%, to $90.0 million for the three months ended September 30, 2007, compared with $87.8 million for the three months ended June 30, 2007.

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $199.5 million, or 20.4%, was the result of an increase in investment advisory and administration base fees of $75.8 million, or 8.0%, to $1,026.4 million for the three months ended September 30, 2007 compared with $950.6 million for the three months ended June 30, 2007 and an increase in performance fees of $123.7 million, to $149.4 million for the three months ended September 30, 2007 compared with $25.7 million for the three months ended June 30, 2007. Investment advisory and administration base fees increased for the three months ended September 30, 2007 primarily due to increased AUM of $69.5 billion during third quarter 2007 resulting from net new business of $41.0 billion, market appreciation of $20.3 billion and foreign exchange gains of $8.2 billion, as well as one additional revenue day.

The increase in base investment advisory and administration fees of $75.8 million for the three months ended September 30, 2007 compared with the three months ended June 30, 2007 consisted of increases of $52.5 million in equity and balanced products, $7.9 million in fixed income products, $7.9 million in alternative investment products and $7.5 million in cash management products. The increases in investment advisory and administration fees for equity and balanced products, fixed income products, alternative investment products and cash management products were driven by increases in AUM of $18.3 billion, $17.5 billion, $2.8 billion and $30.9 billion, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended June 30, 2007. (continued)

Investment Advisory and Administration Fees (continued)

Performance fees increased by $123.7 million to $149.4 million for the three months ended September 30, 2007 compared to $25.7 million for the three months ended June 30, 2007 primarily as a result of the timing of the completion of the measurement periods for various alternative products, including equity and fixed income hedge funds and real estate products.

Other Revenue

Other revenue of $90.0 million for the three months ended September 30, 2007 increased $2.1 million compared with the three months ended June 30, 2007. The increase in other revenue was primarily the result of a $13.6 million increase in advisory service fees and BlackRock Solutions products and services, partially offset by a decline in fees for fund accounting services of $6.8 million and fees related to securities lending of $4.2 million.

Expenses

	Three months ended
	September 30,	June 30,	Variance
(Dollar amounts in thousands)	2007		Amount	%
Expenses:
Employee compensation and benefits	$505,107	$413,377	$91,730	22.2%
Portfolio administration and servicing costs	138,850	131,077	7,773	5.9%
Amortization of deferred sales commissions	28,763	28,713	50	0.2%
General and administration	194,442	210,780	(16,338)	(7.8)%
Termination of closed-end fund administration and servicing arrangements	128,114	—	128,114	NM
Amortization of intangible assets	31,085	31,075	10	NM

Total expenses	$1,026,361	$815,022	$211,339	25.9%

NM	– Not Meaningful

Total expenses increased $211.3 million, or 25.9%, to $1,026.4 million for the three months ended September 30, 2007, compared with $815.0 million for the three months ended June 30, 2007. Integration charges related to the MLIM Transaction of $6.1 million and $6.0 million were recorded in general and administration expense for the three months ended September 30, 2007 and June 30, 2007, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended June 30, 2007. (continued)

Expense (continued)

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $91.7 million, or 22.2%, to $505.1 million at September 30, 2007 compared to $413.4 million for the three months ended June 30, 2007. The increase in employee compensation and benefits expense was primarily attributable to increases in incentive compensation, and salaries and benefits of $84.9 million and $9.8 million, respectively. The $84.9 million increase in incentive compensation was primarily attributable to higher operating income and direct incentives associated with higher performance fees earned on the Company’s alternative investment products. The increase of $9.8 million, or 4.8%, in salaries and benefits was primarily attributable to increased payroll tax accruals on higher incentive compensation and higher staffing levels associated with business growth. Employees (excluding Metric) at September 30, 2007 totaled 5,125 as compared to 4,837 at June 30, 2007.

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions was relatively unchanged for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007.

General and Administration Expense

	Three months ended
	September 30,	June 30,	Variance
(Dollar amounts in thousands)	2007		Amount	%
General and administration expense:
Portfolio services	$43,844	$37,994	$5,850	15.4%
Marketing and promotional	35,146	42,324	(7,178)	(17.0)%
Occupancy	34,506	28,438	6,068	21.3
Technology	28,547	33,205	(4,658)	(14.0)%
Closed-end fund launch costs	1,875	19,801	(17,926)	(90.5)%
Other general and administration	50,524	49,018	1,506	3.1%

Total general and administration expense	$194,442	$210,780	$(16,338)	(7.8)%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended June 30, 2007. (continued)

General and Administration Expense (continued)

General and administration expense, which included MLIM integration costs of $6.0 million and $6.1 million in the second and third quarters of 2007, respectively, decreased $16.3 million, or 7.8%, for the three months ended September 30, 2007 to $194.4 million, compared to $210.8 million for the three months ended June 30, 2007. The decrease in general and administration expense was primarily due to decreases in closed-end fund launch costs of $17.9 million and marketing and promotional expense of $7.2 million, partially offset by increases in occupancy of $6.1 million and portfolio services of $5.9 million.

Closed-end fund launch costs totaled $1.9 million and $19.8 million for the three months ended September 30, 2007 and June 30, 2007, respectively. The decrease in closed-end fund launch costs for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 was the result of the larger size of the fund which was launched in the second quarter. Marketing and promotional expense decreased $7.2 million to $35.1 million for the three months ended September 30, 2007 primarily due to a $4.4 million decline related to BlackRock’s advertising and rebranding campaign and a $2.8 million decline related to domestic and international marketing efforts. Occupancy costs increased $6.1 million for the three months ended September 30, 2007, as compared to the three months ended June 30, 2007 primarily due to costs related to the expansion of corporate facilities as a result of business growth. Portfolio services costs increased by $5.9 million to $43.8 million, related to supporting higher AUM levels and increased trading activities.

Termination of Closed-end Fund Administration and Servicing Arrangements

For the three months ended September 30, 2007, BlackRock recorded a one-time expense of $128.1 million, related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the three months ended September 30, 2007 and June 30, 2007 was as follows:

	Three months ended
	September 30,	June 30,	Variance
(Dollar amounts in thousands)	2007		Amount	%
Total non-operating income	$128,189	$213,718	$(85,529)	(40.0)%
Non-controlling interest	(81,539)	(148,463)	66,924	45.1%

Total non-operating income, net of non-controlling interest	$46,650	$65,255	$(18,605)	(28.5)%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended June 30, 2007. (continued)

Non-Operating Income, Net of Non-Controlling Interest (continued)

The components of non-operating income, net of non-controlling interest, for the three months ended September 30, 2007 and June 30, 2007 were as follows:

	Three months ended
	September 30,	June 30,	Variance
(Dollar amounts in thousands)	2007		Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$12,413	$32,636	$(20,223)	(62.0)%
Real estate	26,915	3,621	23,294	NM
Other alternative products	(4,940)	13,929	(18,869)	(135.5)%
Other[2]	1,968	11,554	(9,586)	(83.0)%

Total net gain on investments, net of non-controlling interest	36,356	61,740	(25,384)	(41.1)%
Interest and dividend income	20,109	13,738	6,371	46.4%
Interest expense	(9,815)	(10,223)	408	4.0%

Total non-operating income, net of non-controlling interest	$46,650	$65,255	$(18,605)	(28.5)%

NM	– Not Meaningful
[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.
[2]	Includes investments related to equity, fixed income, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.

Non-operating income, net of non-controlling interest, decreased $18.6 million to $46.7 million for the quarter ended September 30, 2007 as compared to $65.3 million for the quarter ended June 30, 2007 primarily as a result of a $25.4 million decrease in net gains on investments, net of non-controlling interest, partially offset by a $6.4 million increase in interest and dividend income. The decrease in net gain on investments in third quarter 2007 was primarily due to a decline in net investment gains on private equity investments and other alternative products, offset by an increase in real estate products.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2007 as compared with the three months ended June 30, 2007. (continued)

Income Taxes

Income tax expense was $63.2 million and $125.0 million for the quarters ended September 30, 2007 and June 30, 2007, respectively, representing effective tax rates of 19.8% and 36.0%, respectively. The reduction in the tax rate is primarily the result of a one-time tax benefit of $51.4 million recorded in the third quarter of 2007, due to recent tax legislation changes in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities.

Net Income

Net income totaled $255.2 million for the three months ended September 30, 2007 an increase of $33.0 million, or 14.8%, as compared to the three months ended June 30, 2007. Net income for the quarter ended September 30, 2007 includes the after-tax impacts of the termination of closed-end fund administration and servicing arrangements, the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, integration costs related to the MLIM Transaction and Quellos acquisition and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $82.0 million, $8.7 million and $4.0 million and $1.6 million, respectively. In addition, net income for the three months ended September 30, 2007, includes a $51.4 million one-time reduction in corporate income taxes as a result of enacted legislation in the United Kingdom and Germany.

MLIM and Quellos integration costs primarily consist of compensation costs, professional fees and rebranding costs. Net income of $222.2 million during the three months ended June 30, 2007 includes the after-tax impacts of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC and integration expenses related to the MLIM Transaction of $8.9 million and $3.9 million, respectively. Exclusive of these items, net income, as adjusted, for the three months ended September 30, 2007 increased $63.5 million, or 26.8%, compared to the three months ended June 30, 2007.

Operating Margin

The Company’s operating margin was 20.9% for the three months ended September 30, 2007 compared to 25.7% for the three months ended June 30, 2007. Operating margin for the three months ended September 30, 2007 includes the impacts of $128.1 million for the termination of closed-end fund administration and servicing arrangements and $6.2 million of integration costs. Operating margin for the three months ended June 30, 2007 includes the impact of $24.1 million of closed-end fund launch costs and commissions and $6.0 million of integration costs. The decline in operating margin is primarily due to the impact of the termination of closed-end fund administration and servicing arrangements.

Operating margin, as adjusted, was 37.7% and 36.1% for the three months ended September 30, 2007 and the three months ended June 30, 2007, respectively. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company manages its consolidated financial condition and funding to maintain appropriate liquidity for the business. At September 30, 2007, the Company had total cash and cash equivalents on its condensed consolidated statement of financial condition of $2,320.6 million. This total was prior to the Company’s $562.5 million payment to Quellos on October 1, 2007, its $128.1 million payment to Merrill Lynch on October 31, 2007 (recorded as an expense in the third quarter) and its $27 million payment on October 1, 2007 to purchase the 20% interest in a fund of hedge funds manager. Cash and cash equivalents, net of amounts in consolidated sponsored investment funds ($191.5 million) and net of regulatory capital requirements ($215.7 million, not necessarily all cash requirements) was $1,913.4 million. In addition, as of September 30, 2007, the Company had committed access to $2,050 million of undrawn cash via its 2007 five-year credit facility, resulting in cash, net of the cash held by consolidated sponsored investment funds and regulatory capital requirements, plus credit capacity of $3,963.4 million.

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions products and services, property management fees, mutual fund distribution fees and realized earnings on certain of the Company’s investments. BlackRock primarily uses its operating cash to pay employee compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s debt, purchases of investments, capital expenditures and dividends on BlackRock’s stock.

In December 2006, the Company entered into an unsecured revolving credit facility with a syndicate of banking institutions. This facility, as amended in February 2007 (the “2006 facility”), permitted the Company to borrow up to $800,000.

In August 2007, the Company terminated the 2006 facility and entered into a new five year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at September 30, 2007.

The 2007 facility was used to refinance the 2006 facility and will provide back-up liquidity, fund ongoing working capital for general corporate purposes and fund various investment opportunities. At September 30, 2007, the Company had $450 million outstanding under the 2007 facility with interest rates between 5.105% to 5.845% and maturity dates between October 2007 and September 2008.

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “Notes”). The Notes were issued at a discount of $5.6 million, which is being amortized over the ten-year term. A portion of the net proceeds of the Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder will be used for general corporate purposes.

In June 2007, the Company announced that it had entered into an asset purchase agreement under which it would acquire certain assets of the fund of funds business of Quellos for up to $1.7 billion. This transaction closed on October 1, 2007, and BlackRock paid Quellos $562.5 million in cash and $187.5 million in BlackRock common stock. The common stock will be held in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. In addition, Quellos may receive up to an additional $970 million in cash and stock over three and a half years contingent upon certain operating measures.

On October 31, 2007, BlackRock made a $128.1 million one-time payment to Merrill Lynch related to the termination of 40 closed-end fund administration and servicing arrangements.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Approximately $191.5 million in cash and cash equivalents and $1,872.8 million in investments included in the Company’s condensed consolidated statement of financial condition at September 30, 2007 are held by sponsored investment funds that are consolidated by BlackRock in accordance with GAAP. The Company may not be able to access such cash or investments to use in its operating activities. In addition, a significant portion of the Company’s equity method and cost method investments, as well as its portion of consolidated sponsored investment fund investments are illiquid in nature and, as such, are not readily convertible to cash.

At September 30, 2007, long-term debt, including current maturities, was $946.9 million. Debt service and repayment requirements are $51.3 million in 2008, $51.3 million in 2009 and $298.0 million in 2010.

At September 30, 2007, the Company had $676.3 million of various capital commitments to fund sponsored investment funds and unfunded commitments related to two private equity warehouse facilities. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time.

On August 2, 2006, BlackRock announced that its board of directors had authorized a new share repurchase program to purchase an additional 2.1 million shares. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company repurchased 1,348,600 shares under the program in open market transactions for approximately $200.9 million through September 30, 2007. As a result, the Company is currently authorized to repurchase an additional 751,400 shares under its share repurchase program.

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At September 30, 2007, the Company was required to maintain approximately $215.7 million in net capital at these subsidiaries and is in compliance with all regulatory minimum net capital requirements.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payments as of September 30, 2007:

	Payments Due In:
(Dollar amounts in thousands)	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Long-term borrowings[2]
Long-term notes	$—	$43,750	$43,750	$43,750	$43,750	$962,500	$1,137,500
Convertible debentures[3]	—	6,563	6,563	253,278	—	—	266,404
Acquired management contract	—	1,000	1,000	1,000	—	—	3,000
Short-term borrowings[2]	154,655	309,085	—	—	—	—	463,740
Operating lease commitments	20,042	69,289	64,248	58,502	55,824	266,751	534,656
Purchase obligations	96,063	368,605	271,816	3,305	3,300	—	743,089
Investment commitments[1]	2,772	10,795	—	52,449	1,509	608,785	676,310

Total	$273,532	$809,087	$387,377	$412,284	$104,383	$1,838,036	$3,824,699

[1]

Generally, the timing of the funding of these commitments is unknown, therefore amounts are shown to be paid upon the expiration date of the commitment. Actual payments could be made at any time prior to such date and, if not called by that date, such commitments would expire.

[2]	Amounts include principal repayments and interest payments.
[3]

The principal balance of the convertible debentures is assumed to be repaid at BlackRock’s option in 2010, and the related interest has been included through the call date. However, beginning in February 2009 the debentures may be converted at the option of the holders.

The table above does not include approximately $76 million of uncertain tax positions as the timing of the ultimate outcome is currently unknown.

Excluded from the table is the Company’s obligations for the following: (i) a $562.5 million payment related to the acquisition of certain assets of the fund of funds business of Quellos, (ii) a $128.1 million payment to Merrill Lynch related to the termination of 40 closed-end fund administration and servicing arrangements, and (iii) a $27 million payment for the remaining 20% of an investment manager of a fund of hedge funds. Such payments have been made in October 2007.

In addition, excluded from the table are additional contingent payments related to its acquisitions of: (i) SSRM Holdings, Inc., (ii) an investment manager of a fund of hedge funds, and (iii) certain assets of Quellos. As the remaining contingent obligations are primarily dependent upon performance of certain operating measures, the ultimate liabilities are not certain as of September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The board of directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that all investments be reviewed by the Company’s Investment Committee, which consists of senior officers of the Company, and that certain investments over prescribed thresholds receive prior approval from the audit committee or the board of directors depending on the circumstances.

PART I — FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. Movements in equity market prices, interest rates, foreign exchange rates, or all three, could cause revenues to decline because of lower investment advisory and administration fees by:

•	causing the value of AUM to decrease;

•	causing the returns realized on AUM to decrease;

•	causing clients to withdraw funds in favor of products in markets that they perceive to offer greater opportunity and that BlackRock does not serve;

•	causing clients to rebalance assets away from products that BlackRock manages into products that BlackRock does not manage; and

•	causing clients to reallocate assets away from products that earn higher revenues into products that earn lower revenues.

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At September 30, 2007, the outstanding total return swaps had an aggregate notional value of approximately $82 million.

At September 30, 2007, approximately $1,873 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and are, therefore, consolidated even though BlackRock may not own a majority of such funds. The Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	September 30, 2007
Total investments	$2,681
Consolidated investments	(1,873)
Net exposure to consolidated investment funds	347

Total net “economic” investments	$1,155

Equity Market Price Risk

At September 30, 2007, the Company’s net exposure to equity price risk is approximately $925 million (net of $82 million of certain equity investments that are hedged via total return swaps) of the Company’s net economic investments. The Company estimates that a 10% adverse change in equity prices would result in a decrease of approximately $92.5 million in the carrying value of such investments.

Interest Rate Risk

At September 30, 2007, the Company was exposed to interest-rate risk as a result of approximately $148 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on BlackRock’s financial condition or results of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investments that are denominated in foreign currencies, primarily the British pound sterling and the euro, was $109 million. A 10% adverse change in foreign exchange rates would result in an $10.9 million decline in the investment portfolio.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of September 30, 2007.

Internal Control over Financial Reporting

Other than system conversion activities related to the transition of support from Merrill Lynch to BlackRock, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company has substantially completed an evaluation of internal control over financial reporting in light of the MLIM Transaction and expects to make additional modifications based upon this review.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See footnote 12, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended September 30, 2007, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]

July 1, 2007 through July 31, 2007	1,309	[2]	$169.92	—	1,310,500

August 1, 2007 through August 31, 2007	559,525	[2]	$148.52	559,100	751,400

September 1, 2007 through September 30, 2007	—		—	—	751,400

Total	560,834		$148.57	559,100

[1]	On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date.
[2]	Includes purchases made by the Company to satisfy income tax withholding obligations with certain employees.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.), which is the predecessor of BlackRock.

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(18)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(19)	Form of 6.25% Notes due 2017.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.21(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.23(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.24(16)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.25(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.26(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement, dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.32(2)	Letter to Robert C. Doll.+

10.33(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(17)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, Inc., BAA Holdings, LLC and Quellos Holdings, LLC.

10.36(20)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Inc., Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1	Letter re: Change in Accounting Principles.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.
(16)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(18)	Incorporated by reference to BlackRock’s Registration Statement on Form S-3 (Registration No. 333-145976).

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
+	Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Paul L. Audet
Date: November 8, 2007		Paul L. Audet
Managing Director & Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(18)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(19)	Form of 6.25% Notes due 2017.

10.1(5)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

EXHIBIT INDEX (continued)

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(6)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(7)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(8)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.21(9)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(10)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.23(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.

10.24(16)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.

10.25(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.26(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.29(4)	Registration Rights Agreement, dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

EXHIBIT INDEX (continued)

10.30(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.31(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.32(2)	Letter to Robert C. Doll.+

10.33(14)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(14)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(17)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, Inc., BAA Holdings, LLC and Quellos Holdings, LLC.

10.36(20)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Inc., Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1	Letter re: Change in Accounting Principles.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(2)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K (Commission File No. 001-33099) filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006.
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(5)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(6)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(7)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(8)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(11)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 22, 2006.
(16)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(18)	Incorporated by reference to BlackRock’s Registration Statement on Form S-3 (Registration No. 333- 45976).
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
+	Denotes compensatory plans or arrangements.