Form 10-K
period 2007-12-31
BlackRock Inc.
filed 2008-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

(Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $2.2 billion. There is no non-voting common stock of the registrant outstanding.

As of January 31, 2008, there were 117,282,558 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2008 annual meeting of stockholders to be held on May 27, 2008 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1.	BUSINESS

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.357 trillion of assets under management (“AUM”) at December 31, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services globally to institutional investors.

BlackRock is independent in ownership and governance, with no single majority stockholder and a majority of directors are independent. At December 31, 2007, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 45.1% of the Company’s voting common stock and approximately 49.0% of the Company’s capital stock on a fully diluted basis. The PNC Financial Services Group, Inc. (“PNC”), owned approximately 33.5% of the Company’s capital stock. Headquartered in New York City, the Company has 70 offices in 19 countries throughout the United States, Europe, Asia and Australia.

BlackRock closed 2007 with AUM of $1.357 trillion, up $232.0 billion or 21% over year-end 2006 levels. Over the past five years, BlackRock’s AUM has had a compound annual growth rate of 37.8%.

	Assets Under Management By Product Type Year ended December 31,
(Dollars in millions)	2007	2006	2005	2004	2003	2002	5 Year CAGR
Fixed income	$513,020	$448,012	$303,928	$240,709	$214,356	$175,586	23.9%
Equity and balanced	459,182	392,708	37,303	14,792	13,721	13,464	102.6%
Cash management	313,338	235,768	86,128	78,057	74,345	78,512	31.9%
Alternative investments	71,104	48,139	25,323	8,202	6,934	5,279	68.2%

Total	$1,356,644	$1,124,627	$452,682	$341,760	$309,356	$272,841	37.8%

CAGR = Compound Annual Growth Rate

Growth in AUM over the past five years includes acquired AUM of $660.8 billion. On September 29, 2006, Merrill Lynch contributed the entities and assets that constituted its investment management business (the “MLIM Business,” formerly named Merrill Lynch Investment Managers or “MLIM”) to the Company (the “MLIM Transaction”), adding $589.2 billion in AUM. Acquired AUM also includes approximately $21.9 billion in AUM acquired as a result of BlackRock’s acquisition of the fund of funds business of Quellos Group, LLC (the “Quellos Business” or “Quellos”) which closed on October 1, 2007 (the “Quellos Transaction”) and approximately $49.7 billion in AUM acquired as a result of BlackRock’s acquisition of SSRM Holdings, Inc. from MetLife, Inc. in January 2005 (the “SSR Transaction”).

Item 1.	BUSINESS (continued)

Overview (continued)

	Assets Under Management By Product Mix Year ended December 31,
	2007	2006	2005	2004	2003
Fixed income	37.8%	39.8%	67.1%	70.4%	69.3%
Equity and balanced	33.9%	34.9%	8.3%	4.3%	4.4%
Cash management	23.1%	21.0%	19.0%	22.9%	24.0%
Alternative investments	5.2%	4.3%	5.6%	2.4%	2.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Through the MLIM, Quellos and SSR Transactions, BlackRock has enhanced the diversification of its products, offering a broad range of fixed income, equity and balanced, cash management and alternative investment products to institutional and retail clients worldwide. At December 31, 2007, fixed income products represented approximately 38%, equity and balanced products approximately 34%, cash management products approximately 23% and alternative investment products approximately 5% of BlackRock’s total AUM. At year-end 2007, approximately 69% of assets were managed for institutions and approximately 31% for retail and high net worth investors. At December 31, 2007, approximately 64% of BlackRock’s AUM was managed for U.S. investors and approximately 36% for international clients. In addition, the Company continued to expand its BlackRock Solutions® products and related services, which achieved year-over-year revenue growth of approximately 34% in 2007.

While BlackRock operates in a global marketplace characterized by market volatility and economic uncertainty, management believes the following factors position the Company to seek solid relative returns for stockholders over time:

•

The Company’s diversification of product offerings, providing the firm with the ability to leverage capabilities to offer both traditional and alternative investment products, combined with its established commitment to risk management.

•

The Company’s sustained competitive investment performance across products, with 58% of bond fund assets and 84% of equity fund assets in the top half of their respective peer groups and 87% of our money market fund assets over benchmark for the year ended December 31, 2007.

•	The continued development of, and increased interest in, BlackRock Solutions products and services.

•	The Company’s expanded global presence, with nearly one-third of employees outside of the U.S. and clients in over 60 countries.

•	The growing recognition of the BlackRock brand, the strength of the Company’s culture and the depth and breadth of its intellectual capital.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate net new business in investment management and BlackRock Solutions products and services. New business efforts are dependent on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to retain and attract talented professionals to BlackRock is critical to its long-term success.

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last six years are shown below:

	Selected GAAP Financial Results
(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003	2002	5 Year CAGR
Revenue	$4,844,655	$2,097,976	$1,191,386	$725,311	$598,212	$576,977	53.0%
Operating income	$1,293,664	$471,800	$340,541	$165,798	$228,276	$215,139	43.2%
Net income	$995,272	$322,602	$233,908	$143,141	$155,402	$133,249	49.5%
Diluted earnings per share	$7.53	$3.87	$3.50	$2.17	$2.36	$2.04	29.8%

	Selected Non-GAAP Financial Results[2]
(Dollars in thousands, except per share amounts)	2007[1]	2006[1]	2005[1]	2004	2003	2002[2]	5 Year CAGR
Operating income, as adjusted	$1,559,423	$688,108	$425,812	$270,791	$233,971	$216,592	48.4%
Net income, as adjusted	$1,079,694	$444,703	$269,622	$177,709	$155,402	$133,249	52.0%
Diluted earnings per share, as adjusted	$8.17	$5.33	$4.03	$2.69	$2.36	$2.04	32.0%

[1]	See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.
[2]	Prior year data reflects certain reclassifications to conform to the current year presentation.

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

Overview (continued)

Non-GAAP Operating Income Adjustments:

GAAP reported operating income includes all compensation related expenses associated with certain of BlackRock’s long-term incentive plans (“LTIP”) which are partially funded by BlackRock common stock currently held by PNC, certain costs related to the integration of the MLIM Transaction, certain costs related to the integration of the assets acquired from Quellos in 2007, certain costs associated with the SSR Transaction in 2005, a termination fee for closed-end fund administration and servicing arrangements with Merrill Lynch, closed-end fund launch costs and commissions, compensation expense associated with appreciation / (depreciation) on assets related to BlackRock’s deferred compensation plans and compensation charges, which the Company anticipates will be reimbursed by Merrill Lynch in the future.

Operating income, as adjusted (a non-GAAP measure), excludes the portion of the LTIP expense associated with awards met by the distribution to participants of shares of BlackRock common stock previously held by PNC because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. A detailed discussion of the LTIP is included in Note 12 to the consolidated financial statements beginning on page F-1 of this Form 10-K. MLIM, Quellos and SSR integration costs consist principally of certain professional fees and compensation costs related to those transactions. Also included in MLIM Transaction costs are marketing costs associated with rebranding. MLIM, Quellos and SSR integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. The expense related to the termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from operating income, as adjusted, as the termination of the arrangements is deemed non-recurring by management Closed-end fund launch costs and commissions have been excluded from operating income, as adjusted, because such costs fluctuate considerably and revenues associated with the expenditure of such costs will not fully impact the Company’s results until future periods. Compensation expense associated with the appreciation / (depreciation) of assets related to certain of BlackRock’s deferred compensation plans has been excluded from operating income, as adjusted, as investment returns on these assets are reported in non-operating income, net of the related impact on compensation expense, and results in a nominal impact on net income. Compensation charges to be reimbursed by Merrill Lynch have been excluded from operating income, as adjusted, because these charges are not expected to impact BlackRock’s book value.

Non-GAAP Net Income Adjustments:

GAAP reported net income and GAAP diluted earnings per share include certain charges and gains, the after-tax impact of which management considers non-recurring and, therefore, are excluded in calculating net income, as adjusted.

Net income and diluted earnings per share, as adjusted (a non-GAAP measure), exclude the after-tax impact of the termination of closed-end fund administration and servicing arrangements with Merrill Lynch, LTIP expense to be funded by PNC and by an expected Merrill Lynch compensation contribution, MLIM, Quellos and SSR integration costs and the effect on deferred income tax expense attributable to corporate income tax rate reductions.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a detailed reconciliation of GAAP reported operating income, net income and diluted earnings per share to adjusted non-GAAP operating income, net income and diluted earnings per share.

Item 1.	BUSINESS (continued)

Products*

BlackRock offers a wide variety of fixed income, equity and balanced, cash management and alternative investment products. Revenue from these products primarily consists of advisory fees, typically structured as a percentage of AUM and, in some instances, performance fees expressed as a percentage of returns in excess of agreed targets. BlackRock also offers risk management, investment system outsourcing, financial advisory and transition management services to institutional investors under the BlackRock Solutions name.

BlackRock’s bond portfolios are denominated in many currencies including U.S. dollars, pounds sterling, euros, yen and Australian dollars. The Company’s equity platform spans global markets, styles and capitalization ranges. BlackRock’s alternative investment capabilities include private equity, private equity funds of funds, real estate equity and debt, hedge funds of funds, single-strategy hedge funds, long-only absolute return strategies, commodities and structured products. The Company also manages sector-specific mandates across asset classes as well as multi-asset class strategies.

Fixed Income

BlackRock offers an array of fixed income products across various bond markets and sectors as well as various maturities along the yield curve. BlackRock tailors client portfolios to reflect specific investment guidelines and objectives with respect to interest rate exposure, sector allocation and credit quality. In 2007, BlackRock’s fixed income AUM increased 15% year-over-year to $513.0 billion at year-end.

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

Net new business in fixed income totaled $27.2 billion in 2007, with flows representative of the trend toward more customized solutions and a broader array of investment strategies. Inflows demonstrated continued allocation of capital to global fixed income ($9.6 billion into global portfolios), the growth of target date and target return funds ($19.1 billion net new business in targeted duration portfolios), and the redefinition of “traditional” fixed income strategies to include a range of absolute return and structured products ($10.4 billion net inflows into CDOs and the reclassification of $14.0 billion of alternative assets to fixed income to better align with the evolution of the business). Along with moderate inflows in municipal bonds, the strong net inflows offset outflows in core, sector-specialty and equity plus mandates.

During 2007, BlackRock further diversified its fixed income client base geographically with 79% of net new business, or $21.5 billion, from non-U.S. investors. At December 31, 2007, 35% of fixed income AUM was managed for non-U.S. investors, up from 31% at year-end 2006. Inflows were positive across all regions, with net new business of $5.7 billion and $21.5 billion from U.S. and international clients, respectively.

The fixed income business remains largely institutional, with 83% of total bond AUM and 93%, or $25.3 billion, of net new business from institutional clients during the year. At December 31, 2007, 44% of fixed income AUM was from tax-exempt clients, with 79%, or $21.6 billion, of net new fixed income business from tax-exempt institutions in 2007. Inflows through the retail and high net worth channels increased from a slight net outflow in 2006 to net inflows of $1.9 billion in 2007.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income (continued)

BlackRock’s fixed income portfolio management team seeks competitive investment performance by consistently employing a disciplined process designed to add incremental returns in excess of benchmarks. While competitive performance is key, ensuring that portfolio risks are consistent with client objectives is paramount. For the one-, three- and five-year periods ended December 31, 2007, 58%, 74% and 64% of bond fund assets ranked in the top two quartiles of their peer groups.

Equity and Balanced

BlackRock manages a range of equity strategies that span the risk/return spectrum, along with several targeted opportunities in specific market sectors. BlackRock closed 2007 with equity and balanced AUM of $459.2 billion, up 17% year-over-year.

The Company’s equity and balanced products employ primarily either an active quantitative approach or an active fundamental approach, both of which seek to add value principally through stock selection. BlackRock’s quantitative strategies employ sophisticated, proprietary models to drive the investment process. The firm’s fundamental strategies emphasize in-depth company and industry research as well as macro-economic analysis as the basis for stock selection. Portfolios are managed by distinct teams that each invest according to their own philosophy, process and style and all benefit from shared information and a common trading, systems, operations, administration and compliance platform.

Despite market volatility in the latter half of 2007, net new business in the equity platform totaled $23.5 billion in 2007. Concerns about the market drove investors to investments with more embedded advice and a broader global allocation, as evidenced by $13.9 billion of net inflows into balanced and asset allocation funds over the year. The equity platform has also had strong inflows into U.S. equity, quantitative/enhanced index and sector funds, particularly natural resources, offsetting outflows from regional/country funds.

BlackRock’s equity platform is diversified across its clients and channels. At December 31, 2007, 46% of the Company’s total equity and balanced AUM, or $211.1 billion, was managed for U.S. investors and 54%, or $248.1 billion, was managed for non-U.S. investors. We continue to benefit from our global reach, expanding our presence in Asia and opening an investment center in Hong Kong in 2007. While net inflows in 2007 were heavily weighted from retail and high net worth investors (97% of net new business or $22.7 billion), the channel mix at year-end remained well balanced with 42% of assets managed on behalf of institutions and 58% managed on behalf of retail and high net worth investors.

BlackRock’s equity investment teams sustained strong performance track records, with 84%, 90% and 90% of equity fund assets ranked in the top two quartiles of their peer groups for the one-, three- and five-year periods ended December 31, 2007.

Cash Management

BlackRock cash management products cover the short end of the duration spectrum and reflect a firm focus on credit quality and risk management. BlackRock is a leading provider of cash management products with $313.3 billion in global cash management AUM at December 31, 2007, including a variety of money market funds and customized portfolios. AUM in these strategies increased $77.6 billion, or 33%, during 2007. Net new business totaled $75.3 billion during the year.

Item 1.	BUSINESS (continued)

Products (continued)

Cash Management (continued)

Net inflows of $52.4 billion into cash management products in the third and fourth quarters highlight the industry-wide reallocation of funds out of higher risk strategies and into money market funds in response to credit market concerns and reaction to Federal Reserve rate cuts. Although inflows had continued in early 2008, we anticipate outflows when overnight rates stabilize and investors return to more typical asset allocation strategies.

BlackRock’s cash management activities are primarily conducted on behalf of U.S. clients, although there is increasing demand among international clients for similar products. At December 31, 2007, cash management AUM for U.S. investors reached $286.4 billion and assets for international investors were $26.9 billion. For 2007, net inflows from U.S. investors totaled $71.0 billion and $4.3 billion was raised from international investors. Institutional clients represent the largest percentage of BlackRock’s cash management platform with $248.4 billion of assets at December 31, 2007. Retail and high net worth client cash management assets have grown from $53.6 billion at year-end 2006 to $64.9 billion at year-end 2007.

For the one-, three- and five-year periods ended December 31, 2007, 100% of BlackRock’s U.S. institutional money market fund assets outperformed their benchmarks.

Alternative Investment Products

BlackRock’s alternative investment products capitalize on evolving capital market opportunities that benefit from the Company’s resources in risk management, product development, client service and operational support. Strategies are designed to provide returns with low correlations to the broad equity and bond markets. BlackRock’s capabilities include private equity, private equity funds of funds, real estate equity and debt, hedge funds of funds, single-strategy hedge funds, long-only absolute return strategies, commodities and structured products. Total assets managed in alternative investments increased by $23.0 billion to $71.1 billion at December 31, 2007. The increase accounts for $21.9 billion of assets acquired in the Quellos Transaction and a reclassification of $14.0 billion of structured products and absolute return products to fixed income earlier in the year.

In 2007, BlackRock launched BlackRock Alternative Advisors (“BAA”), created by the merger of the Quellos Business with our existing absolute return and private equity fund of funds business. BAA will continue to manage assets across absolute return, private capital and hybrid strategies, with emphasis on the Company’s long-standing investment philosophy and process. AUM in these strategies totaled $29.5 billion at year-end. We have already begun to realize the power of the combined businesses, with $1.4 billion of net new business in the quarter since closing the transaction.

BlackRock real estate investments span a wide range of strategies, including core, value-add and opportunistic equity and high-yield debt for institutional and private investors. AUM on the real estate platform grew to $29.4 billion at year-end, including $7.3 billion of net new business in 2007. Notable accomplishments this year include the launch of the Company’s first opportunity funds (Global Opportunity Fund and Retail Opportunity Fund), completion of funding for the Peter Cooper Village and Stuyvesant Town partnerships, and initiation of a broader global expansion.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investment Products (continued)

BlackRock launched distressed credit and mortgage funds in 2007, leveraging market dislocations on behalf of the Company’s clients and bringing $1.1 billion of net new business in 2007, with additional commitments to follow in 2008. BlackRock’s portable alpha business nearly doubled in 2007, with year-end assets under management of $1.3 billion, including $549 million of net inflows.

BlackRock Solutions®

Since its formation, BlackRock has developed and maintained proprietary investment systems to support its business. These capabilities are offered under the brand name, BlackRock Solutions. In 2007 BlackRock Solutions’ revenues from system outsourcing, risk management, advisory, transition and investment services increased by 34% in the aggregate to $198.3 million. During the year, six net new assignments were added. By year-end 2007, BlackRock Solutions had completed six system implementations and had four implementations in process. In addition, the advisory team added 21 and completed 18 short-term assignments. Importantly, these increases in BlackRock Solutions business occurred concurrently with the continuing and extensive efforts to complete the conversion of MLIM’s equity portfolios to the Aladdin platform.

BlackRock Solutions’ core products consist of tools that support the investment process. These include Aladdin and a variety of other proprietary analytical tools for clients that do not require all of the functionality of the enterprise system. In addition, BlackRock Solutions offers a variety of risk management and financial advisory services. In 2007, BlackRock Solutions was retained on seven net new Aladdin assignments and one net new long-term risk management and advisory assignment. BlackRock Solutions also provides investment accounting outsourcing, typically bundled with asset management services, as well as ancillary outsourcing services, such as performance measurement and middle and back office trade support, for clients who wish to extend their relationships. BlackRock Solutions added one new investment accounting relationship in 2007. BlackRock Solutions also offers transition management services.

At year-end 2007, BlackRock Solutions managed 115 distinct assignments for 98 clients, including 28 Aladdin assignments, 62 risk management and advisory assignments and 25 outsourcing assignments. BlackRock Solutions provided these services for a well-diversified list of clients including banks, insurance companies, broker-dealers, asset managers, hedge funds, pensions, endowments, foundations and other financial institutions.

Product Performance Notes

Past performance is not indicative of future results. Investments in mutual funds are neither insured nor guaranteed by the U.S. government. Relative peer group performance is based on quartiles from Lipper Inc. for U.S. funds and Morningstar©, Inc. for non-U.S. funds. Rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. BlackRock waives certain fees, without which performance would be lower. Funds with returns among the top 50% of a peer group of funds with comparable objectives are in the top two quartiles. Some funds have less than three years of performance.

Item 1.	BUSINESS (continued)

Clients

BlackRock serves a diverse client base of institutional and retail investors globally. Products are offered both directly and through financial intermediaries. BlackRock seeks to distinguish itself by using its enhanced global perspective and scale to benefit clients and help them creatively solve problems. At year-end, the Company’s AUM had grown to $1.357 trillion, up $232.0 billion over year-end 2006, including $21.9 billion of AUM acquired in the Quellos Transaction. In 2007, BlackRock was also retained on six net new BlackRock Solutions assignments, for a total of 115 distinct assignments for 98 clients. Increasingly, clients are turning to BlackRock for a variety of services. As of December 31, 2007, over 500 clients turned to BlackRock for investment solutions in more than one asset class or business.

During the year, the Company was awarded $37.5 billion of net new business from non-U.S. investors in over 36 countries, bringing the total managed for international clients to $483.3 billion at December 31, 2007. New business efforts encompass direct contact with institutional investors and their consultants, as well as wholesale distribution of funds and unit trusts through broker-dealers and other financial intermediaries. International clients are served by offices in over 29 cities outside the U.S.

BlackRock also serves a large and growing base of U.S. investors. In 2007, net new business from U.S. clients totaled $100.1 billion across a wide range of products, increasing total assets managed for U.S. investors to $873.3 billion at year-end. Client channels served include pension and other tax exempt clients, insurance and other taxable investors, institutional cash management and institutional and retail fund investors.

BlackRock’s asset base is also diversified by the types of clients served. At December 31, 2007, BlackRock managed $935.6 billion, or 69% of total AUM, on behalf of institutional investors and $421.0 billion, or 31% of total AUM, on behalf of retail and high net worth clients globally. During the year, institutional investor AUM grew $168.6 billion with $100.4 billion from net new business across client segments, including $9.4 billion from a single client. Institutional clients include pension funds, official institutions, foundations, endowments and charities, insurance companies, banks, sub-advisory relationships and private banks in more than 60 countries.

Assets managed for tax-exempt institutions, including defined benefit and defined contribution pension plans, foundations, endowments and other non-profit organizations, increased 21% to $423.3 billion at December 31, 2007. For the year, net new business from these investors totaled $25.3 billion. BlackRock works with pension plan sponsors and their consultants to address changing asset allocation strategies and to consider appropriate investment opportunities. Management believes that these clients increasingly demonstrate a preference for more services from fewer managers and that BlackRock can benefit from this trend. In addition, management believes a more robust mutual fund family should be of interest to defined contribution plans and smaller institutional investors, while expanded alternative investment offerings should appeal to foundations and endowments.

AUM for taxable institutions worldwide increased 13% during the year to $255.0 billion at year-end 2007.

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

Item 1.	BUSINESS (continued)

Clients (continued)

At year-end 2007, AUM in institutional cash management products was $248.4 billion, up 36% from December 31, 2006, including $64.2 billion of net new business. BlackRock continually seeks ways to provide innovative cash management solutions to clients. In 2007, these efforts focused on helping clients identify opportunities to successfully manage around the highly unsettled market conditions while maintaining competitive yields. BlackRock also focuses on providing flexible and responsive client service, which is conducted through its call center and online account management tools. Management believes that these efforts will continue to enable BlackRock to better withstand volatility in asset flows, build its client base and increase market share over time.

The investment and risk management expertise that BlackRock brings to the management of institutional products is also available globally through separate accounts, open-end and closed-end funds, offshore funds, unit trusts and alternative investment vehicles for individual investors. As of December 31, 2007, BlackRock managed $421.1 billion on behalf of retail and high net worth investors worldwide, including $273.1 billion for U.S. and $148.0 billion for international investors, up 18% from year-end 2006. In 2007, $37.3 billion of net new business from retail and high net worth clients was largely driven by $23.3 billion of net inflows from U.S. investors and $14.0 billion from investors internationally. These results reflect the growing strength of BlackRock’s retail platform globally. The Company sustained the strength of its Merrill Lynch distribution and is seeing increased traction in the U.S. outside of Merrill Lynch, recording over 30 new wins on broker-dealer mutual fund and Separately Managed Account (“SMA”) platforms. The $14.0 billion of net new business in international retail represents an annualized organic growth rate of 13% and includes $9.6 billion of net inflows into equity and balanced mandates.

Item 1.	BUSINESS (continued)

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. BlackRock has historically grown aggregate AUM and management believes that the Company will continue to do so by focusing on strong investment performance and client service and by developing new products and new distribution capabilities. Many of the Company’s competitors, however, have greater marketing resources and better brand name recognition than BlackRock, particularly in retail channels and outside the United States. These factors may place BlackRock at a competitive disadvantage and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and to attract new business will be successful.

Geographic Information

BlackRock has clients in over 60 countries across the globe, including the United States, the United Kingdom and Japan.

The following chart shows the Company’s revenues and long-lived assets, which includes goodwill and property and equipment for the years ended December 2007, 2006 and 2005. These amounts are aggregated on a legal entity basis and do not necessarily reflect, in all cases, where the customer is sourced or where the asset is physically located.

Revenues (in millions)	2007	% of total	2006	% of total	2005	% of total
North America	$3,069.3	63.4%	$1,715.2	81.7%	$1,157.7	97.2%
Europe	1,536.9	31.7%	320.9	15.3%	24.4	2.0%
Asia-Pacific	238.5	4.9%	61.9	3.0%	9.3	0.8%

Total revenues	$4,844.7	100%	$2,098.0	100.0%	$1,191.4	100%

Long-Lived Assets (in millions)
North America	$5,695.2	98.4%	$5,408.1	98.8%	$316.6	99.2%
Europe	34.6	0.6%	30.1	0.6%	2.1	0.7%
Asia-Pacific	56.4	1.0%	33.6	0.6%	0.6	0.1%

Total long-lived assets	$5,786.2	100.0%	$5,471.8	100.0%	$319.3	100.0%

Revenues and long-lived assets in North America are primarily comprised of the United States, while Europe and Asia-Pacific are primarily comprised of the United Kingdom and Japan, respectively.

Employees

At December 31, 2007, BlackRock had a total of 5,952 full-time employees, including 435 Metric Property Management, Inc. (“Metric”) employees whose salaries are fully reimbursed by certain real estate funds. Of all full-time employees, 1,795 are located in offices outside the United States.

Item 1. BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered and unregistered investment companies and PNC’s bank subsidiaries and their customers. Under these laws and regulations, agencies that regulate investment advisers, investment funds and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

U.S. Regulation

Certain of BlackRock’s U.S. subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (the “SEC”), the Department of Labor (the “DOL”), the Board of Governors of the Federal Reserve Bank (the “FRB”), the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (the “CFTC”) and other government agencies and regulatory bodies. Certain BlackRock U.S. subsidiaries are also subject to various anti-money laundering regulations, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), the Bank Secrecy Act and regulations promulgated by the Office of Foreign Assets Control of the U.S. Treasury Department.

The Investment Advisers Act of 1940, as amended (the “Advisers Act”), imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940, as amended (the “Investment Company Act”), imposes stringent governance, operational, disclosure and related obligations on registered investment companies and on investment advisers to those companies and distributors, such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with certain provisions of the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions and reputational damage.

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States and globally. In addition, BlackRock manages a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to the rules of such exchanges. Violation of these laws and regulations could result in restrictions on the Company’s activities and in damage to its reputation. BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, the scope of anti-fraud protections and a variety of other matters. BlackRock may be adversely affected by new legislation or rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Regulation (continued)

Certain BlackRock subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated thereunder by the DOL, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose excise taxes for violations of these prohibitions, mandate certain required periodic reporting and disclosures and require BlackRock to carry bonds ensuring against losses caused by fraud or dishonesty. ERISA also imposes additional compliance, reporting and operational requirements on BlackRock that otherwise are not applicable to non-benefit plan clients.

BlackRock has two subsidiaries that are registered as commodity pool operators and commodity trading advisers, and one additional subsidiary registered as only a commodity pool operator, with the CFTC. All three of these subsidiaries are members of the National Futures Association (the “NFA”). The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments in which certain BlackRock clients may invest. One of BlackRock’s other subsidiaries, BlackRock Investments, Inc. (“BII”), is registered with the SEC as a broker-dealer and is a member-firm of FINRA. BII’s FINRA membership agreement limits its permitted activities to the sale of investment company securities, certain private placements of securities, and certain investment banking and financial consulting activities. Although BII has limited business activities, it is subject to the customer dealing, reporting and other requirements of FINRA, as well as the net capital and other requirements of the SEC. BII is also an approved person with the New York Stock Exchange (“NYSE”), which subjects its operations to NYSE regulation.

U.S. Banking Regulation

PNC is a bank holding company and a “financial holding company” regulated by the FRB under the Bank Holding Company Act of 1956, as amended, (the “BHC Act”). Since PNC’s ownership interest in BlackRock exceeds 25%, BlackRock is deemed to be a non-bank subsidiary of PNC and therefore subject to most banking laws, regulations and orders that are applicable to PNC and consequently to the supervision, regulation, and examination of the FRB. The supervision and regulation of PNC and its subsidiaries under the applicable banking laws is intended primarily for the protection of PNC’s banking subsidiaries, their depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole, rather than for the protection of stockholders, creditors or clients of PNC or BlackRock. PNC’s relationships and good standing with its regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

BlackRock generally may conduct only activities that are authorized for a “financial holding company” under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations. The FRB has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. PNC and its subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Banking Regulation (continued)

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

Non-U.S. Regulation

BlackRock’s international operations are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As BlackRock continues to expand its international business, a number of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States.

The Financial Services Authority (the “FSA”) regulates BlackRock’s subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom pursuant to the Financial Services and Markets Act 2000. The FSA’s rules govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. In addition, these subsidiaries, and other European subsidiaries or branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which came into effect on November 1, 2007 and regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID replaced and expanded upon the Investment Services Directive (the “ISD”), which had been in place since 1995. MiFID sets out more detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes new pre- and post-trade transparency requirements for equity markets and more extensive transaction reporting requirements.

MiFID seeks to further harmonize the provision of financial services across Europe by implementing requirements for key areas such as senior management systems and controls. MiFID also attempts to clarify jurisdictional uncertainties that arose under the ISD to facilitate cross border services. The United Kingdom has adopted the new rules into national legislation. Implementation of the directive throughout the European Union is ongoing, however, and the introduction of further new regulations that will apply to BlackRock’s European activities remains a possibility.

In addition to the FSA, the activities of certain BlackRock subsidiaries and investment funds are regulated by, among other regulators, the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority, the Commission de Surveillance du Secteur Financier in Luxembourg and the Financial Services Commission in Jersey. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may also subject certain BlackRock subsidiaries to net capital requirements.

Item 1.	BUSINESS (continued)

Regulation (continued)

Non-U.S. Regulation (continued)

In Japan, certain BlackRock subsidiaries are subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance with these laws including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

BlackRock’s Australian-based subsidiary is subject to various Australian federal and state laws and is regulated primarily by the Australian Securities and Investments Commission (the “ASIC”). The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of this subsidiary’s license in Australia.

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries are authorized to conduct business, including Taiwan, Hong Kong, Singapore, Germany and The Netherlands.

Other Regulation

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

Available Information

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of–charge, on or through its website at http://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation Committee and Nominating and Governance Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 55 East 52nd Street, New York, New York 10055. Investors may read and copy any document BlackRock files at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.	RISK FACTORS

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market and operating risks, BlackRock’s business, financial condition or results of operations could be materially adversely affected, however, by any of the following risks.

Risks Related to BlackRock’s Business and Competition

Changes in the securities or other markets could lead to a decline in revenues.

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns earned on AUM. Movements in equity market prices, interest rates, foreign exchange rates, or all three could cause the following, which would result in lower investment advisory and administration fees:

•	the value of AUM to decrease;

•	the returns realized on AUM to decrease;

•	clients to withdraw funds in favor of products in markets that they perceive offer greater opportunity and that BlackRock does not serve;

•	clients to rebalance assets away from products that BlackRock manages into products that it does not manage; and

•	clients to rebalance assets away from products that earn higher fees into products with lower fees.

Poor investment performance could lead to the loss of clients and a decline in revenues.

The Company’s management believes that investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks and to competitors could reduce revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which could result in lower investment management fees;

•	the ability to attract funds from existing and new clients might diminish; or

•	the Company might earn minimal or no performance fees.

BlackRock may elect to invest in or provide other support to its products from time to time.

BlackRock may, at its option, from time to time support investment products through seed or follow-on investments, warehouse lending facilities or other forms of capital or credit support. See, for example, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Other Operating Items” and “—Liquidity and Capital Resources.” Such investments or support utilize capital that would otherwise be available for other corporate purposes. Losses on such investments or support, or failure to have or devote sufficient capital to support products, could have an adverse impact on revenues and earnings.

Changes in the securities or other markets could lead to a decline in the value of investments that BlackRock owns.

At December 31, 2007, BlackRock held approximately $2.0 billion of investments that are reflected on its statement of financial condition. Approximately $1.1 billion of this amount is the result of consolidation of certain sponsored investment funds. BlackRock’s economic interest in these investments is the result of seed investments in its sponsored investment funds. A decline in the prices of stocks or bonds or value of real estate or other alternative investments within or outside the United States could lower the value of these investments and result in a decline of non-operating income.

Item 1A.	RISK FACTORS (continued)

Loss of key employees could lead to the loss of clients and a decline in revenues.

The ability to attract and retain quality personnel has contributed significantly to BlackRock’s growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive. Key employees may depart because of issues relating to the difficulties in integrating the MLIM or Quellos Businesses. There can be no assurance that the Company will be successful in its efforts to recruit and retain required personnel. Loss of key personnel could have an adverse effect on the Company.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients and the liquidation of certain funds may be accelerated at the option of investors.

Separate account clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts or significant assets under management under various circumstances such as adverse market conditions or poor performance.

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

Further, the governing agreements of many of the Company’s private investment funds generally provide that, subject to certain conditions, investors in those funds, and in some cases independent directors of those funds, may remove the investment adviser, general partner or the equivalent of the fund or liquidate the fund without cause by a simple majority vote, resulting in a reduction in the management or incentive fees as well as the total carried interest we would earn.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against BlackRock and loss of revenues due to client terminations.

When clients retain BlackRock to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or in its clients seeking to recover losses, withdrawing their AUM or terminating their contracts, any of which could cause the Company’s earnings or stock price to decline.

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

A portion of the Company’s revenues is derived from performance fees on investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile than if assets were not managed on a performance fee basis. The volatility in earnings may decrease BlackRock’s stock price. Performance fees represented $350.2 million, or 7.2%, of total revenue for the year ended December 31, 2007.

Item 1A.	RISK FACTORS (continued)

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses, such as the MLIM and Quellos Transactions. In general, these strategies may not be effective and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues additional sizeable acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices and it may not be able to successfully integrate or realize the intended benefits from these acquisitions.

Risks Related to BlackRock’s Operations

Failure to maintain adequate infrastructure could impede the ability to support business growth.

BlackRock has experienced significant growth in its business activities as a result of the MLIM and Quellos Transactions and other efforts. The Company is in the process of building out its infrastructure to integrate the MLIM and Quellos Businesses and to support continued growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an adequate infrastructure commensurate with expansion could impede the Company’s growth, which could cause the Company’s earnings or stock price to decline.

Expansion into international markets increases BlackRock’s operational, regulatory and other risks.

BlackRock has increased its international business activities as a result of the MLIM Transaction and other efforts. As a result of such expansion, the Company faces increased operational, regulatory, reputation and foreign exchange rate risks. The failure of the Company’s systems of internal control to properly mitigate such additional risks, or of its operating infrastructure to support such international expansion could result in operational failures and regulatory fines or sanctions, which could cause the Company’s earnings or stock price to decline.

Failure to maintain a technological advantage could lead to a loss of clients and a decline in revenues.

A key element to BlackRock’s continued success is the ability to maintain a technological advantage both in terms of operational efficiency and in providing the sophisticated risk analytics incorporated into BlackRock’s operating systems that support investment advisory and BlackRock Solutions clients. Moreover, the Company’s technological and software advantage is dependent on a number of third parties who provide various types of data. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to its investment advisory and BlackRock Solutions clients. There can be no assurance that the Company will be able to maintain this technological advantage or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

Item 1A.	RISK FACTORS (continued)

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

The continuing integration of the MLIM and Quellos businesses creates numerous risks and uncertainties that could adversely affect profitability.

The MLIM and Quellos businesses and personnel are in the process of being integrated with BlackRock’s previously existing business and personnel. These transition activities are complex and the Company may encounter unexpected difficulties or incur unexpected costs including:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving expected synergies associated with the respective transactions;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and

•	challenges in attracting and retaining key personnel.

As a result, the Company may not be able to realize the expected revenue growth and other benefits that it hopes to achieve from the respective transactions. In addition, BlackRock may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

Risks Related to Relationships with Merrill Lynch and PNC

Merrill Lynch is an important distributor of BlackRock’s products, and the Company is therefore subject to risks associated with the business of Merrill Lynch.

Under a global distribution agreement entered into with Merrill Lynch in connection with the MLIM Transaction, Merrill Lynch provides distribution, portfolio administration and servicing for certain BlackRock asset management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third party distributors. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be adversely affected.

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

As a result of the stockholder agreements entered into with PNC and Merrill Lynch in connection with the MLIM Transaction, together with the Company’s ownership structure, stockholders may have no effective power to influence corporate actions. As of December 31, 2007, Merrill Lynch owned approximately 45.1% of BlackRock’s issued and outstanding common stock and approximately 49.0% of total capital stock on a fully-diluted basis, and PNC owned approximately 33.5% of BlackRock’s total capital stock.

Merrill Lynch and PNC have agreed to vote all of their shares in accordance with the recommendation of BlackRock’s Board of Directors to the extent consistent with the provisions of the Merrill Lynch stockholder agreement and the PNC implementation and stockholder agreement. As a consequence, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will be approved or disapproved solely in accordance with the determinations of the BlackRock Board of Directors, so long as the shares held by Merrill Lynch and PNC constitute a majority of the outstanding shares. This arrangement has the effect of concentrating control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. See the discussion under the heading “Business – Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could cause the Company’s earnings or stock price to decline. Additionally, BlackRock’s business may be adversely impacted by regulatory and legislative initiatives imposed by various U.S. and non-U.S. regulatory and exchange authorities, and industry participants that continue to review and, in many cases, adopt changes to their established rules and policies.

Failure to comply with the Advisers Act and the Investment Company Act and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

Certain BlackRock subsidiaries are registered with the SEC under the Advisers Act and BlackRock’s U.S. mutual funds are registered with the SEC under the Investment Company Act. The Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of any of BlackRock’s subsidiaries to comply with the Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings or stock price to decline.

Item 1A.	RISK FACTORS (continued)

Failure to comply with ERISA regulations could result in penalties and cause the Company’s earnings or stock price to decline.

Certain BlackRock subsidiaries are subject to ERISA and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of BlackRock’s subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company’s earnings or cause its stock price to decline.

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

Many aspects of BlackRock’s business involve substantial risks of legal liability. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. While Merrill Lynch has agreed to indemnify the Company for certain of the pre-closing liabilities related to legal proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted. Liability for legal actions for which no indemnification is available could reduce earnings and cash flows and cause BlackRock’s stock price to decline. Additionally, the investment funds that the Company manages are subject to lawsuits, any of which could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Exchange Act of 1934.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 40 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 55 East 52nd Street and throughout the world, including Boston, Chicago, Edinburgh, Florham Park (New Jersey), Hong Kong, London, Melbourne, Munich, Plainsboro (New Jersey), San Francisco, Seattle, Singapore, Melbourne and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware).

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

The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations, class actions, and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. While Merrill Lynch has agreed to indemnify the Company for certain pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2007.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2008, there were 582 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices and dividends declared per share for the common stock as reported on the NYSE:

	Stock Price Ranges		Closing Price	Dividends Declared
	High	Low
2007
First Quarter	$180.30	$151.32	$156.31	$0.67
Second Quarter	$162.83	$143.69	$156.59	$0.67
Third Quarter	$179.97	$139.20	$173.41	$0.67
Fourth Quarter	$224.54	$172.18	$216.80	$0.67

2006
First Quarter	$161.49	$105.74	$140.00	$0.42
Second Quarter	$159.36	$120.69	$139.17	$0.42
Third Quarter	$152.34	$123.04	$149.00	$0.42
Fourth Quarter	$158.50	$140.72	$151.90	$0.42

BlackRock’s closing stock price as of February 27, 2008 was $201.30.

Dividends

On February 15, 2008, the Board of Directors approved an increase of BlackRock’s quarterly dividend to $0.78 to be paid on March 24, 2008 to stockholders of record on March 7, 2008.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2007, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2007 through October 31, 2007	17,314	[2]	$173.30	—	751,400
November 1, 2007 through November 30, 2007	2,255	[2]	$172.25	—	751,400
December 1, 2007 through December 31, 2007	42,415	[2]	$208.96	—	751,400

Total	61,984		$197.67	—

[1]	On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date.
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

	Year Ended December 31,
(Dollar amounts in thousands, except per share data)	2007	2006[1]	2005[2]	2004	2003
Income statement data:
Revenue
Investment advisory and administration base fees	$4,010,061	$1,598,741	$850,378	$592,016	$519,817
Investment advisory performance fees	350,188	242,282	167,994	41,607	8,875

Investment advisory and administration fees	4,360,249	1,841,023	1,018,372	633,623	528,692
Distribution fees	123,052	35,903	11,333	—	—
Other revenue	361,354	221,050	161,681	91,688	69,520

Total revenue	4,844,655	2,097,976	1,191,386	725,311	598,212

Expenses
Employee compensation and benefits	1,767,063	934,887	587,773	386,158	225,988
Portfolio administration and servicing costs	547,620	172,531	64,611	49,816	44,081
Amortization of deferred sales commissions	108,091	29,940	9,346	—	—
General and administration[3], [4]	870,367	451,303	181,610	122,592	98,940
Termination of closed-end fund administration and servicing arrangements	128,114	—	—	—	—
Amortization of intangible assets	129,736	37,515	7,505	947	927

Total expenses	3,550,991	1,626,176	850,845	559,513	369,936

Operating income	1,293,664	471,800	340,541	165,798	228,276

Non-operating income (expense)
Net gain on investments	504,001	36,930	24,226	20,670	7,955
Interest and dividend income	74,466	29,419	18,912	14,805	15,391
Interest expense	(49,412)	(9,916)	(7,924)	(835)	(720)

Total non-operating income	529,055	56,433	35,214	34,640	22,626

Income before income taxes and non-controlling interest	1,822,719	528,233	375,755	200,438	250,902
Income tax expense	463,832	189,463	138,558	52,264	95,247

Income before non-controlling interest	1,358,887	338,770	237,197	148,174	155,655
Non-controlling interest	363,615	16,168	3,289	5,033	253

Net income	$995,272	$322,602	$233,908	$143,141	$155,402

Per share data5:
Basic earnings	$7.75	$4.00	$3.64	$2.25	$2.40
Diluted earnings	$7.53	$3.87	$3.50	$2.17	$2.36
Book value [6]	$90.13	$83.57	$14.41	$12.07	$11.13
Common and preferred cash dividends per share	$2.68	$1.68	$1.20	$1.00	$0.40

Item 6.	SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollar amounts in thousands)	2007	2006[1]	2005[2]	2004	2003
Balance sheet data:
Cash and cash equivalents	$1,656,200	$1,160,304	$484,223	$457,673	$315,941
Investments	$1,999,944	$2,097,574	$298,668	$227,497	$234,923
Goodwill and intangible assets, net	$12,072,836	$11,139,447	$483,982	$184,110	$192,079
Total assets	$22,561,515	$20,469,492	$1,848,000	$1,145,235	$967,223
Short-term borrowings	$300,000	$—	$—	$—	$—
Long-term borrowings	$947,021	$253,167	$253,791	$4,810	$5,736
Total liabilities	$10,386,350	$8,578,520	$916,143	$359,714	$252,676
Non-controlling interest	$578,210	$1,109,092	$9,614	$17,169	$1,239
Stockholders’ equity	$11,596,955	$10,781,880	$922,243	$768,352	$713,308

	December 31,
(Dollar amounts in millions)	2007	2006[1]	2005[2]	2004	2003
Assets under management:
Fixed income	$513,020	$448,012	$303,928	$240,709	$214,356
Equity and balanced	459,182	392,708	37,303	14,792	13,721
Cash management	313,338	235,768	86,128	78,057	74,345
Alternative investments	71,104	48,139	25,323	8,202	6,934

Total assets under management	$1,356,644	$1,124,627	$452,682	$341,760	$309,356

[1]	Significant increases in 2006 are primarily the result of the closing of the MLIM Transaction on September 29, 2006.
[2]	Significant increases in 2005 are partially due to the result of the closing of the SSR Transaction in January 2005.
[3]	Includes a 2006 fee sharing payment to MetLife, Inc. of $34,450 representing a one-time expense related to a large institutional real estate equity client account acquired in the SSR Transaction.
[4]

Includes a $6,097 impairment of intangible assets in 2004 which represented the write-off of an intangible management contract related to certain funds in which the portfolio manager resigned and the funds were subsequently liquidated.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, including the Risk Factors section of Item 1A. of this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory and administration fees earned by BlackRock and the carrying value of certain assets and liabilities denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) BlackRock’s ability to successfully integrate the MLIM and Quellos Businesses with its existing business; (17) the ability of BlackRock to effectively manage the former MLIM and Quellos assets along with its historical assets under management; and (18) BlackRock’s success in maintaining the distribution of its products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.357 trillion of assets under management (“AUM”) at December 31, 2007. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, strategic advisory and enterprise investment system services to a broad base of clients.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1.719 billion in a combination of cash and common stock (the “Quellos Transaction”). At December 31, 2007, Merrill Lynch owned approximately 45.1% of the Company’s voting common stock and approximately 49.0% of the capital stock on a fully diluted basis of the Company and The PNC Financial Services Group, Inc. (“PNC”) owned approximately 33.5% of the capital stock.

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2007, 2006 and 2005:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except per share data)

	Year ended December 31,			Variance
				2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Amount	%	Amount	%
Total revenue	$4,844,655	$2,097,976	$1,191,386	$2,746,679	130.9%	$906,590	76.1%
Total expenses	$3,550,991	$1,626,176	$850,845	$1,924,815	118.4%	$775,331	91.1%
Operating income	$1,293,664	$471,800	$340,541	$821,864	174.2%	$131,259	38.5%
Operating income, as adjusted (a)	$1,559,423	$688,108	$425,812	$871,315	126.6%	$262,296	61.6%
Net income	$995,272	$322,602	$233,908	$672,670	208.5%	$88,694	37.9%
Net income, as adjusted (b)	$1,079,694	$444,703	$269,622	$634,991	142.8%	$175,081	64.9%
Diluted earnings per share (c)	$7.53	$3.87	$3.50	$3.66	94.6%	$0.37	10.6%
Diluted earnings per share, as adjusted (b) (c)	$8.17	$5.33	$4.03	$2.84	53.3%	$1.30	32.3%
Weighted average diluted shares outstanding (c)	132,088,810	83,358,394	66,875,149	48,730,416	58.5%	16,483,245	24.6%
Operating margin, GAAP basis	26.7%	22.5%	28.6%
Operating margin, as adjusted (a)	37.5%	36.7%	38.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

(a)	BlackRock reports its financial results on a GAAP basis, however management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. As a result of recent changes in BlackRock’s business, management has altered the way it views its operating margin, as adjusted. As such, the calculation of operating income, as adjusted, and operating margin, as adjusted, were modified in the second quarter 2007 primarily to adjust for costs associated with closed-end fund issuances and amortization of deferred sales costs, as shown below. Revenue used for operating margin, as adjusted, for all periods presented includes affiliated and unaffiliated portfolio administration and servicing costs. Certain prior period non-GAAP data has been reclassified to conform to current presentation. Computations for all years are derived from the Company’s consolidated statements of income as follows:

	Year ended
	2007	2006	2005
Operating income, GAAP basis	$1,293,664	$471,800	$340,541
Non-GAAP adjustments:
Termination of closed-end fund administration and servicing arrangements	128,114	—	—
PNC LTIP funding obligation	53,517	50,031	48,587
Merrill Lynch compensation contribution	10,000	1,848	—
MLIM integration costs	20,201	141,932	—
Quellos integration costs	460	—	—
SSR integration costs	—	—	8,873
Closed-end fund launch costs	35,594	11,586	13,259
Closed-end fund launch commissions	6,029	3,374	4,105
Compensation expense related to appreciation on deferred compensation plans	11,844	7,537	10,447

Operating income, as adjusted	$1,559,423	$688,108	$425,812

Revenue, GAAP basis	$4,844,655	$2,097,976	$1,191,386
Non-GAAP adjustments:
Portfolio administration and servicing costs	(547,620)	(172,531)	(64,611)
Amortization of deferred sales costs	(108,091)	(29,940)	(9,346)
Reimbursable property management compensation	(26,811)	(22,618)	(23,376)

Revenue used for operating margin measurement, as adjusted	$4,162,133	$1,872,887	$1,094,053

Operating margin, GAAP basis	26.7%	22.5%	28.6%

Operating margin, as adjusted	37.5%	36.7%	38.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Non-GAAP Operating Income Adjustments:

The expense related to the termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from operating income, as adjusted, as the termination of the arrangements is deemed non-recurring by management. The portion of the Long-Term Incentive Plan (“LTIP”) expense associated with awards funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs, as well as SSR acquisition costs consist principally of certain professional fees, rebranding costs and compensation costs related to the integration which were reflected in GAAP operating income. Integration and acquisition costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. Closed-end fund launch costs and commissions have been excluded from operating income, as adjusted, because such costs can fluctuate considerably and revenues associated with the expenditure of such costs will not fully impact the Company’s results until future periods. As such, management believes that operating margins exclusive of these costs are more representative of the operating performance for the respective periods. Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments for these plans are reported in non-operating income.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

(b)	BlackRock reports its financial results on a GAAP basis, however management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Year ended
	December 31,
	2007	2006	2005
Net income, GAAP basis	$995,272	$322,602	$233,908
Non-GAAP adjustments, net of tax:
Termination of closed-end fund administration and servicing arrangements	81,993	—	—
PNC’s LTIP funding obligation	34,251	31,520	30,610
Merrill Lynch compensation contribution	6,400	1,164	—
MLIM integration costs	12,929	89,417	—
Quellos integration costs	294	—	—
SSR integration costs	—	—	5,590
Corporate deferred income tax rate changes	(51,445)	—	—
Impact of Trepp sale	—	—	(486)

Net income, as adjusted	$1,079,694	$444,703	$269,622

Diluted weighted average shares outstanding (c)	132,088,810	83,358,394	66,875,149

Diluted earnings per share, GAAP basis (c)	$7.53	$3.87	$3.50

Diluted earnings per share, as adjusted (c)	$8.17	$5.33	$4.03

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from net income, as adjusted, as the termination of the arrangements is deemed non-recurring by management. The portion of the LTIP expense associated with awards funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. MLIM, Quellos and SSR integration costs, reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. Integration costs consist principally of compensation costs, professional fees and rebranding costs incurred in conjunction with the integrations. The United Kingdom and Germany, during third quarter 2007, enacted legislation reducing corporate income taxes, effective in April and January of 2008, respectively, which resulted in a revaluation of certain deferred tax liabilities. The resulting decrease in deferred income taxes has been excluded from net income, as adjusted, as it is non-recurring and to ensure comparability to prior reporting periods. The gain on the sale of the Company’s equity interest in Trepp, LLC reflected in GAAP net income, has been deemed non-recurring by management and has been excluded from net income, as adjusted, to help ensure the comparability of this information to subsequent reporting periods.

(c)	Series A non-voting participating preferred stock is considered to be common stock for purposes of earnings per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The primary retail fund group offered outside the United States is the Merrill Lynch International Investment Funds (“MLIIF”), which is authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include a wide variety of open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes certain of its products and services through Merrill Lynch.

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain or, in the case of certain real estate equity separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange gains or losses and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on AUM. Performance fees generally are earned after a given period of time or when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings.

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

Overview (continued)

Operating expenses consist of employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities and PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

AUM increased approximately $232.0 billion, or 20.6%, to $1.357 trillion at December 31, 2007, compared with $1.125 trillion at December 31, 2006. The growth in AUM was attributable to $137.6 billion in net subscriptions, $60.1 billion in net market appreciation, $21.9 billion acquired in the Quellos Transaction and $12.4 billion in net foreign exchange gains.

BlackRock, Inc.

Assets Under Management

	Year ended December 31,			Variance
(Dollar amounts in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Fixed income	$513,020	$448,012	$303,928	14.5%	47.4%
Equity and balanced	459,182	392,708	37,303	16.9%	NM
Cash management	313,338	235,768	86,128	32.9%	173.7%
Alternative investments	71,104	48,139	25,323	47.7%	90.1%

Total	$1,356,644	$1,124,627	$452,682	20.6%	148.4%

NM – Not Meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

Net subscriptions of $137.6 billion for the year ended December 31, 2007 were primarily the result of net new business of $75.3 billion in cash management products, $27.2 billion in fixed income products, $23.5 billion in equity and balanced products and $11.7 billion in alternative investment products. Market appreciation of $60.1 billion largely reflected appreciation in equity and balanced products of $35.0 billion, as equity markets improved during the year ended December 31, 2007 and market appreciation on fixed income products of $20.1 billion due to current income and changes in market interest rates. BlackRock acquired $21.9 billion in alternative investment products from the Quellos Transaction.

The following table presents the component changes in BlackRock’s AUM for the years ended December 31, 2007, 2006 and 2005. Prior year data reflects certain reclassifications to conform to the current year presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended
	December 31,
(Dollar amounts in millions)	2007	2006	2005
Beginning assets under management	$1,124,627	$452,682	$341,760
Net subscriptions	137,639	32,814	50,155
Acquisitions	21,868	589,158	49,966
Market appreciation	60,132	42,196	13,238
Foreign exchange	12,378	7,777	(2,437)

Ending assets under management	$1,356,644	$1,124,627	$452,682

Percent change in change in AUM from net subscriptions and acquisitions	68.7%	92.6%	90.3%
Percent change in total AUM	20.6%	148.4%	32.5%

The following table presents the component changes in BlackRock’s AUM for 2007.

(Dollar amounts in millions)	December 31, 2006	Net subscriptions (redemptions)	Acquisitions/ reclassifications [1]	Market appreciation (depreciation)	Foreign Exchange [2]	December 31, 2007
Fixed income	$448,012	$27,196	$14,037	$20,091	$3,684	$513,020
Equity and balanced	392,708	23,489	—	35,016	7,969	459,182
Cash management	235,768	75,272	—	1,933	365	313,338
Alternative investments	48,139	11,682	7,831	3,092	360	71,104

Total	$1,124,627	$137,639	$21,868	$60,132	$12,378	$1,356,644

[1]

Data reflects reclassification of $14.0 billion of fixed income oriented absolute return and structured products to fixed income from alternative investments, as well as the $21.9 billion of net assets acquired in the Quellos Transaction on October 1, 2007.

[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Outlook

As fiscal 2008 began, domestic and international markets generally reflected mixed economic and market performance due to a downturn in the United States housing market and ongoing credit market concerns. Low interest rates and a weaker dollar suggest increased allocations outside the United States over time, as well as faster adoption of new strategies, including liability driven investing, the increased use of multiple asset class products and the mainstreaming of alternatives. The timing and direction of market changes, investment performance and new client asset flows will impact the revenue the Company recognizes.

The Company notes that the liquidity crunch and associated market disruption have impacted our business, which may be affected by further market changes during the remainder of 2008.

•

The build-up of institutional liquidity assets experienced in the fourth quarter of 2007 may be temporary, as these assets are expected to be redeployed to longer-dated strategies as market conditions stabilize. The Company’s strategic focus on performance, globalization and product diversification, client service and independent advice may enable retention of a portion of these assets.

•

The liquidity crunch and associated market disruption have given rise to greater demand for our advisory services, marrying our extensive capital markets and structuring expertise with rigorous modeling and analytical capabilities. While we anticipate demand for these services to remain high through the volatile markets, demand may return to historical levels should market concerns ease.

•	In early 2008, returns on many major equity indices have declined from year-end 2007, which may impact the Company’s revenue in future periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006

Operating results for the year ended December 31, 2007 reflect the full year impact of the MLIM Transaction, which closed on September 29, 2006. With the exception of BlackRock Solutions, the magnitude of the acquired business is the primary driver of most line item variances in the analysis below comparing the year ended December 31, 2007 to the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

Revenue

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Investment advisory and administration fees:
Fixed income	$917,390	$590,225	$327,165	55.4%
Equity and balanced	2,202,076	625,390	1,576,686	252.1%
Cash management	519,733	202,515	317,218	156.6%
Alternative investments	370,862	180,611	190,251	105.3%

Investment advisory and administration base fees	4,010,061	1,598,741	2,411,320	150.8%
Investment advisory performance fees	350,188	242,282	107,906	44.5%

Total investment advisory and administration fees	4,360,249	1,841,023	2,519,226	136.8%

Distribution fees	123,052	35,903	87,149	242.7%

Other revenue:
BlackRock Solutions	198,262	147,987	50,275	34.0%
Other revenue	163,092	73,063	90,029	123.2%

Total other revenue	361,354	221,050	140,304	63.5%

Total revenue	$4,844,655	$2,097,976	$2,746,679	130.9%

Total revenue for the year ended December 31, 2007 increased $2,746.7 million, or 130.9%, to $4,844.7 million, compared with $2,098.0 million for the year ended December 31, 2006. Total investment advisory and administration fees increased $2,519.2 million to $4,360.2 million for the year ended December 31, 2007, compared with $1,841.0 million for the year ended December 31, 2006. Distribution fees increased by $87.1 million to $123.1 million for the year ended December 31, 2007 compared with $35.9 million for the year ended December 31, 2006. Other revenue increased by $140.3 million, or 63.5%, to $361.4 million for the year ended December 31, 2007 compared with $221.1 million for the year ended December 31, 2006.

Investment advisory and administration fees

The increase in investment advisory and administration fees of $2,519.2 million, or 136.8%, was the result of an increase in investment advisory and administration base fees of $2,411.3 million, or 150.8%, to $4,010.1 million for the year ended December 31, 2007, compared with $1,598.7 million for the year ended December 31, 2006 along with an increase of $107.9 million in performance fees. Investment advisory and administration base fees increased for the year ended December 31, 2007 primarily due to the MLIM Transaction which added $589.2 billion in AUM on September 29, 2006 and additional increased AUM of $232.0 billion during 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Revenue (continued)

Investment advisory and administration fees (continued)

The increase in investment advisory and administration base fees of $2,411.3 million for the year ended December 31, 2007, compared with the year ended December 31, 2006 consisted of increases of $1,576.7 million in equity and balanced products, $327.2 million in fixed income products, $317.2 million in cash management products and $190.3 million in alternative products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by AUM acquired in the MLIM Transaction on September 29, 2006, as well as increases in AUM of $66.5 billion, $65.0 billion, $77.6 billion and $23.0 billion, respectively, over the past twelve months, which includes the $21.9 billion of alternative investment AUM acquired in the Quellos Transaction.

Performance fees increased by $107.9 million, or 44.5%, to $350.2 million for the year ended December 31, 2007, compared to $242.3 million for the year ended December 31, 2006 primarily due to higher performance fees on equity and fixed income hedge funds, as well as real estate equity products.

Distribution Fees

Distribution fees increased by $87.1 million to $123.1 million for the year ended December 31, 2007, as compared to $35.9 million for the year ended December 31, 2006. The increase in distribution fees is primarily the result of the acquisition of distribution financing arrangements from the MLIM Transaction in third quarter 2006 and from PNC in second quarter 2007.

Other Revenue

Other revenue of $361.4 million for the year ended December 31, 2007 increased $140.3 million compared with the year ended December 31, 2006. Other revenue primarily represents fees earned on BlackRock Solutions products and services of $198.3 million, property management fees of $38.2 million earned on real estate products (primarily related to reimbursement of salaries and benefits of certain Realty employees from certain real estate products), fees for fund accounting of $27.2 million, fees related to securities lending of $27.1 million and $13.9 million for other advisory service fees.

The increase in other revenue of $140.3 million, or 63.5%, for the year ended December 31, 2007 as compared to $221.1 million for the year ended December 31, 2006 was primarily the result of an increase of $50.3 million from BlackRock Solutions products and services driven by new Aladdin® and advisory valuation assignments, an increase of $24.6 million in unit trust sales commissions, an increase of $20.8 million in fees earned related to securities lending, $14.6 million in fund accounting services, and $13.7 million for other advisory service fees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Expenses:
Employee compensation and benefits	$1,767,063	$934,887	$832,176	89.0%
Portfolio administration and servicing costs	547,620	172,531	375,089	217.4%
Amortization of deferred sales commissions	108,091	29,940	78,151	261.0%
General and administration	870,367	416,853	453,514	108.8%
Termination of closed-end fund administration and servicing arrangements	128,114	—	128,114	NM
Fee sharing payment	—	34,450	(34,450)	(100.0)%
Amortization of intangible assets	129,736	37,515	92,221	245.8%

Total expenses	$3,550,991	$1,626,176	$1,924,815	118.4%

NM – Not Meaningful

Total expenses, which reflect the impact of the MLIM Transaction on September 29, 2006, increased $1,924.8 million, or 118.4%, to $3,551.0 million for the year ended December 31, 2007, compared with $1,626.2 million for the year ended December 31, 2006. Total expense included integration charges related to the MLIM Transaction of $20.2 million and $141.9 million in 2007 and 2006, respectively. The year ended December 31, 2007 included $20.2 million of total MLIM integration charges primarily in general and administration, compared to integration charges of $45.0 million related to employee compensation and benefits and $96.9 million related to general and administration, respectively in the year ended December 31, 2006.

Employee Compensation and Benefits

Employee compensation and benefits increased by $832.2 million, or 89.0%, to $1,767.1 million, at December 31, 2007 compared to $934.9 million for the year ended December 31, 2006. The increase in employee compensation and benefits was primarily attributable to increases in incentive compensation, salaries and benefits and stock-based compensation of $405.7 million, $368.4 million and $66.3 million, respectively. The $405.7 million, increase in incentive compensation is primarily attributable to higher operating income and direct incentives associated with higher performance fees earned on the Company’s alternative investment products. The $368.4 million increase in salaries and benefits was primarily attributable to higher staffing levels associated with the MLIM and Quellos Transactions and business growth. Employees (including employees of Metric Property Management, Inc. (“Metric”) at December 31, 2007 totaled 5,952 as compared to 5,113 at December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $375.1 million to $547.6 million during the year ended December 31, 2007, compared to $172.5 million for the year ended December 31, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs included $436.9 million of expense for the year ended December 31 2007 payable to Merrill Lynch and affiliates and $23.2 million of expense for the year ended December 31, 2007 payable to PNC and other affiliates.

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions increased by $78.2 million to $108.1 million for the year ended December 31, 2007, as compared to $29.9 million for the year ended December 31, 2006. The increase in amortization of deferred sales commissions was primarily the result of the acquisition of distribution financing arrangements from MLIM at the end of third quarter 2006 and from PNC in second quarter 2007.

General and Administration Expense

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
General and administration expense:
Portfolio services	$169,676	$51,694	$117,982	228.2%
Marketing and promotional	169,206	100,089	69,117	69.1%
Occupancy	130,089	64,086	66,003	103.0%
Technology	117,597	61,040	56,557	92.7%
Professional services	94,282	72,740	21,542	29.6%
Closed-end fund launch costs	35,594	11,586	24,008	207.2%
Other general and administration	153,923	55,618	98,305	176.8%

Total general and administration expense	$870,367	$416,853	$453,514	108.8%

General and administration expense increased $453.5 million, or 108.8%, for the year ended December 31, 2007 to $870.4 million, compared to $416.9 million for the year ended December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Expenses (continued)

Portfolio services costs increased by $118.0 million to $169.7 million, relating to supporting higher AUM levels and increased trading activities. Marketing and promotional expense increased $69.1 million, or 69.1%, to $169.2 million for the year ended December 31, 2007, compared to $100.1 million for the year ended December 31, 2006 primarily due to increased marketing activities, including $84.8 million related to domestic and international marketing efforts, partially offset by a decrease of $15.7 million related to BlackRock’s advertising and rebranding campaign in 2006. Occupancy costs for the year ended December 31, 2007 totaled $130.1 million, representing a $66.0 million, or 103.0%, increase from $64.1 million for the year ended December 31, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM and Quellos Transactions and business growth. Technology expenses increased $56.6 million, or 92.7%, to $117.6 million compared to $61.0 million for the year ended December 31, 2006 primarily due to a $13.0 million increase in technology consulting expenses, a $19.4 million increase in hardware depreciation expense and a $14.7 million increase in software licensing and maintenance costs. Closed-end fund launch costs totaled $35.6 million for the year ended December 31, 2007 relating to three new closed-end funds launched during the year, generating approximately $3.0 billion in AUM. Closed-end fund launch costs for the year ended December 31, 2006 totaled $11.6 million relating to three new closed-end funds launched during the period, generating $2.2 billion in AUM. Professional services increased $21.5 million, or 29.6%, to $94.3 million compared to $72.7 million for the year ended December 31, 2006 primarily due to increased accounting, tax and legal services necessary to support business growth. Other general and administration costs increased by $98.3 million to $153.9 million from $55.6 million, including $23.9 million of capital contributions to two enhanced cash funds in support of fund net asset values and a $12 million charge reflecting the valuation of capital support agreements covering certain securities remaining in the funds and $32.4 million in office related expenses.

Termination of Closed-end Fund Administration and Servicing Arrangements

For the year ended December 31, 2007, BlackRock recorded an expense of $128.1 million, related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Fee Sharing Payment

For the year ended December 31, 2006, BlackRock recorded a fee sharing payment of $34.5 million, representing a payment related to a large institutional real estate equity client account acquired in the SSR Transaction in January 2005.

Amortization of Intangible Assets

The $92.2 million increase in the amortization of intangible assets to $129.7 million for the year ended December 31, 2007, compared to $37.5 million for the year ended December 31, 2006, primarily reflects amortization of finite-lived intangible assets acquired in the MLIM and Quellos Transactions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the years ended December 31, 2007 and 2006 was as follows:

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Total non-operating income	$529,055	$56,433	$472,622	NM
Non-controlling interest	(363,615)	(16,168)	(347,447)	NM

Total non-operating income, net of non-controlling interest	$165,440	$40,265	$125,175	310.9%

NM – Not Meaningful

The components of non-operating income, net of non-controlling interest, for the year ended December 31, 2007 and 2006 were as follows:

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2007	2006	Amount	%
Non-operating income, net of non-controlling interest:
Net gain on investments, net of non-controlling interest:
Private equity[1]	$64,971	$64	$64,907	NM
Real estate	36,756	1,030	35,726	NM
Other alternative products	30,800	7,369	23,431	NM
Other[2]	9,859	12,353	(2,494)	NM

Total net gain on investments, net of non-controlling interest	142,386	20,816	121,570	NM
Other non-controlling interest[3]	(2,000)	(54)	(1,946)	NM
Interest and dividend income	74,466	29,419	45,047	153.1%
Interest expense	(49,412)	(9,916)	(39,496)	398.3%

Total non-operating income, net of non-controlling interest	$165,440	$40,265	$125,175	310.9%

NM – Not Meaningful

[1]	Includes earnings on BlackRock’s limited partnership investments in private equity funds.
[2]	Includes investment income related to equity and fixed income investments, collateralized debt obligations, deferred compensation arrangements and BlackRock’s seed capital hedging program.
[3]	Includes non-controlling interest related to non-investment activities.

Non-operating income, net of non-controlling interest, increased $125.2 million to $165.4 million for the year ended December 31, 2007, compared to $40.3 million for the year ended December 31, 2006 as a result of a $121.6 million increase in net gain on investments, net of non-controlling interest, and a $45.0 million increase in interest and dividend income, partially offset by a $39.5 million increase in interest expense primarily related to borrowings under BlackRock’s revolving credit agreement and the $700 million issuance of long-term debt in September 2007. The increase in net gain on investments, net of non-controlling interest, was primarily due to market appreciation and investment gains from seed investments in private equity products, real estate equity products and other alternative products including hedge funds and funds of funds, partially offset by $14.2 million of increased impairments related to seed investments in collateralized debt obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Income Taxes

Income tax expense was $463.8 million and $189.5 million for the years ended December 31, 2007 and 2006, respectively, representing effective income tax rates of 31.8% and 37.0%, respectively. The reduction in the effective tax rate is primarily the result of a one-time deferred income tax benefit of $51.4 million, recognized in the third quarter of 2007, due to tax legislation changes enacted in third quarter 2007 in the United Kingdom and Germany that will reduce corporate income tax rates in those jurisdictions in 2008. Accordingly, BlackRock revalued its deferred tax liabilities in these jurisdictions. Absent this deferred income tax benefit, the 2007 effective tax rate would have been 35.3%.

Net Income

Net income totaled $995.3 million, or $7.53 per diluted share, for the year ended December 31, 2007, which was an increase of $672.7 million, or $3.66 per diluted share, compared to the year ended December 31, 2006. Net income for the year ended December 31, 2007 includes $82.0 million related to the after-tax impacts of the termination of closed-end fund administration and servicing arrangements with Merrill Lynch, $34.3 million related to the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, $12.9 million related to integration costs associated with the MLIM and Quellos Transactions and $6.4 million related to an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51.4 million in income tax expense which is included in net income. MLIM and Quellos integration costs primarily include compensation costs, professional fees and rebranding costs.

Net income of $322.6 million during the year ended December 31, 2006 included the after-tax impacts of the portion of certain LTIP awards to be funded through a capital contribution of $31.5 million of BlackRock common stock held by PNC, MLIM integration costs of $89.4 million and an expected contribution by Merrill Lynch of $1.2 million to fund certain compensation of former MLIM employees. Exclusive of these items, fully diluted earnings per share, as adjusted, for the year ended December 31, 2007 increased $2.84, or 53.3%, to $8.17 compared to $5.33 for the year ended December 31, 2006.

Operating Margin

The Company’s operating margin was 26.7% for the year ended December 31, 2007 compared to 22.5% for the year ended December 31, 2006. Operating margin for the year ended December 31, 2007 includes the impacts of $128.1 million for the termination of closed-end fund administration and servicing arrangements with Merrill Lynch, $41.6 million of closed-end fund launch costs and commissions and $20.7 million of integration costs. Operating margin for the year ended December 31, 2006 includes the impact of $15.0 million of closed-end fund launch costs and commissions and $141.9 million of integration costs. Including the impact of a $92 million increase in amortization of intangible assets associated with the MLIM and Quellos acquisitions, operating margin improved 4.2% primarily due to the reduction of integration costs as well as operating leverage associated with the growth in revenue, partially offset by the impact of the termination of certain closed-end fund administration and servicing agreements.

Operating margin, as adjusted, was 37.5% and 36.7% for the years ended December 31, 2007 and 2006, respectively. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005

The following table presents the component changes in BlackRock’s AUM for 2006.

(Dollar amounts in millions)	December 31, 2005	Net subscriptions (redemptions)	Acquisition [1]	Foreign Exchange [2]	Market appreciation (depreciation)	December 31, 2006
Fixed income	$303,928	$3,157	$124,886	$2,184	$13,857	$448,012
Equity and balanced	37,303	10,675	314,419	5,166	25,145	392,708
Cash management	86,128	12,224	135,630	169	1,617	235.768
Alternative investments	25,323	6,758	14,223	258	1,577	48,139

Total	$452,682	$32,814	$589,158	$7,777	$42,196	$1,124,627

[1]

Reflects net assets acquired in the MLIM Transaction on September 29, 2006. Amount includes $27.7 billion of net new business related to MLIM in the first nine months of 2006, prior to the MLIM Transaction.

[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

Operating results for the year ended December 31, 2006 reflect the impact of the MLIM Transaction, subsequent to closing on September 29, 2006. With the exception of BlackRock Solutions, the magnitude of the acquired business is the primary driver of most line item variances in the analysis below comparing the year ended December 31, 2006 to the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the current presentation.

Revenue

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees:
Fixed income	$590,225	$453,742	$136,483	30.1%
Equity and balanced	625,390	176,278	449,112	254.8%
Cash management	202,515	105,406	97,109	92.1%
Alternative investments	180,611	114,952	65,659	57.1%

Investment advisory and administration base fees	1,598,741	850,378	748,363	88.0%
Investment advisory performance fees	242,282	167,994	74,288	44.2%

Total investment advisory and administration fees	1,841,023	1,018,372	822,651	80.8%

Distribution fees	35,903	11,333	24,570	216.8%

Other revenues:
BlackRock Solutions	147,987	123,623	24,364	19.7%
Other revenue	73,063	38,058	35,005	92.0%

Total other revenues	221,050	161,681	59,369	36.7%

Total revenue	$2,097,976	$1,191,386	$906,590	76.1%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005 (continued)

Revenue (continued)

Total revenue for the year ended December 31, 2006 increased $906.6 million, or 76.1%, to $2,098.0 million, compared with $1,191.4 million for the year ended December 31, 2005. Total Investment advisory and administration fees increased $822.7 million to $1,841.0 million for the year ended December 31, 2006, compared with $1,018.4 million for the year ended December 31, 2005. Distribution fees increased by $24.6 million to $35.9 million for the year ended December 31, 2006 compared with $11.3 million for the year ended December 31, 2005. Other revenue increased by $59.4 million, or 36.7%, to $221.1 million for the year ended December 31, 2006, compared with $161.7 million for the year ended December 31, 2005.

Investment advisory and administration fees

The increase in total investment advisory and administration fees of $822.7 million, or 80.8%, was the result of an increase in investment advisory and administration base fees of $748.4 million, or 88.0%, to $1,598.7 million for the year ended December 31, 2006, compared with $850.4 million for the year ended December 31, 2005 along with an increase of $74.3 million in performance fees. Investment advisory and administration base fees increased in the year ended December 31, 2006 primarily due to increased AUM of $671.9 billion, including $589.2 billion of AUM acquired in the MLIM Transaction.

The increase in investment advisory and administration base fees of $748.4 million for the year ended December 31, 2006 compared with the year ended December 31, 2005 consisted of increases of $449.1 million in equity and balanced products, $136.5 million in fixed income products, $97.1 million in cash management products and $65.7 million in alternative investment products. The increase in investment advisory and administration fees for equity and balanced, fixed income, cash management and alternative investment products was driven by increases in AUM of $355.4 billion, $149.6 billion, $144.1 billion and $22.8 billion, respectively, over the past twelve months, which included the AUM acquired in the MLIM Transaction on September 29, 2006.

Performance fees increased by $74.3 million, or 44.2%, to $242.3 million for the year ended December 31, 2006 compared to $168.0 million for the year ended December 31, 2005 primarily due to fees earned on a large institutional real estate client account and the Company’s other alternative products.

Distribution Fees

Distribution fees increased by $24.6 million to $35.9 million for the year ended December 31, 2006, as compared to $11.3 million for the year ended December 31, 2005. The increase in distribution fees was primarily the result of the acquisition of distribution financing arrangements from the MLIM Transaction in the third quarter 2006.

Other Revenue

Other revenue of $221.1 million for the year ended December 31, 2006 increased $59.4 million compared with the year ended December 31, 2005 and primarily represents fees earned on BlackRock Solutions’ products and services of $148.0 million, property management fees of $32.1 million earned on real estate products (primarily related to reimbursement of salaries and benefits of certain Realty employees from certain real estate products), fees for fund accounting of $12.6 million and fees related to securities lending of $6.3 million.

The increase in other revenue of $59.4 million, for the year ended December 31, 2006 as compared to $161.7 million for the year ended December 31, 2005 was primarily the result of an increase of $24.4 million from BlackRock Solutions’ products and services primarily driven by new Aladdin assignments, and increases of $12.6 million in fund accounting services and $6.3 million in fees earned related to securities lending.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expenses:
Employee compensation and benefits	$934,887	$587,773	$347,114	59.1%
Portfolio administration and servicing costs	172,531	64,611	107,920	167.0%
Amortization of deferred sales commissions	29,940	9,346	20,594	220.3%
General and administration	416,853	181,610	235,243	129.5%
Fee sharing payment	34,450	—	34,450	NM
Amortization of intangible assets	37,515	7,505	30,010	399.9%

Total expenses	$1,626,176	$850,845	$775,331	91.1%

NM – Not Meaningful

Total expenses, which reflects the impact of the MLIM Transaction on September 29, 2006 and includes $141.9 million of integration charges, increased $775.3 million, or 91.1%, to $1,626.2 million for the year ended December 31, 2006, compared with $850.8 million for the year ended December 31, 2005. The increase was attributable to increases in employee compensation and benefits, portfolio administration and servicing costs, general and administration expense, a fee sharing payment, and amortization of intangible assets. Integration charges related to the MLIM Transaction included $45.0 million in employee compensation and benefits and $96.9 million in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $347.1 million, or 59.1%, to $934.9 million, at December 31, 2006 compared to $587.8 million for the year ended December 31, 2005. The increase in employee compensation and benefits was primarily attributable to increases in salaries and benefits and incentive compensation of $193.6 million and $142.8 million, respectively. The $193.6 million, increase in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the MLIM Transaction. Employees (including employees of Metric) at December 31, 2006 totaled 5,113 as compared to 2,148 at December 31, 2005. The $142.8 million, increase in incentive compensation is primarily attributable to growth in operating income and higher incentive compensation associated with performance fees earned on the Company’s alternative investment products and $45.0 million of MLIM integration costs.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $107.9 million to $172.5 million during the year ended December 31, 2006. These costs include payments to third parties, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs included $96.4 million of expense in the fourth quarter 2006 payable to Merrill Lynch and affiliates and $24.1 million of expense for the year ended December 31, 2006 payable to PNC and affiliates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005 (continued)

Expenses (continued)

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions increased by $20.6 million to $29.9 million for the year ended December 31, 2006 as compared to $9.3 million for the year ended December 31, 2005. The increase in amortization of deferred sales commissions is primarily the result of the acquisition of distribution financing arrangements from MLIM.

General and Administration Expense

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Portfolio services	$51,694	$14,046	$37,648	268.0%
Marketing and promotional	100,089	37,565	62,524	166.4%
Occupancy	64,086	36,190	27,896	77.1%
Technology	61,040	22,662	38,378	169.3%
Professional services	72,740	18,360	54,380	296.2%
Closed-end fund launch costs	11,586	13,259	(1,673)	(12.6)%
Other general and administration	55,618	39,528	16,090	40.7%

Total general and administration expense	$416,853	$181,610	$235,243	129.5%

General and administration expense increased $235.2 million, or 129.5%, for the year ended December 31, 2006 to $416.9 million, compared to $181.6 million for the year ended December 31, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $62.5 million, professional services of $54.4 million, technology expense of $38.4 million, portfolio services expense of $37.6 million, occupancy expense of $27.9 million and other general and administration expense of $16.1 million, partially offset by a reduction in closed-end fund launch costs of $1.7 million. The increase in general and administration expense included $96.9 million of integration costs primarily related to marketing and promotional and professional services in connection with the MLIM Transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005 (continued)

General and Administration (continued)

Marketing and promotional expense increased $62.5 million, or 166.4%, to $100.1 million for the year ended December 31, 2006, compared to $37.6 million for the year ended December 31, 2005 primarily due to increased marketing activities, including $29.6 million related to domestic and international marketing efforts and $32.9 million related to BlackRock’s advertising and rebranding campaign. Professional services expenses increased $54.4 million, or 296.2%, to $72.7 million compared to $18.4 million for the year ended December 31, 2005 primarily related to the MLIM Transaction. Technology expenses increased $38.4 million, to $61.0 million compared to $22.7 million for the year ended December 31, 2005 primarily related to the integration of the MLIM business. Portfolio services increased by $37.6 million to $51.7 million, relating to supporting higher AUM levels and increased trading activities of the combined Company. Occupancy costs for the year ended December 31, 2006 totaled $64.1 million, representing a $27.9 million, increase from $36.2 million for the year ended December 31, 2005. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM Transaction and business growth. Closed-end fund launch costs totaled $11.6 million for the year ended December 31, 2006 related to three new closed-end funds launched during the period, generating approximately $2.2 billion in AUM. Closed-end fund launch costs for the year ended December 31, 2005 totaled $13.3 million relating to four new closed-end funds launched during the period, generating $2.1 billion in AUM. Other general and administration costs increased by $16.1 million to $55.6 million from $39.5 million, as a result of increased operating growth and the MLIM Transaction.

Fee Sharing Payment

For the year ended December 31, 2006, BlackRock recorded a fee sharing payment of $34.5 million, representing a payment related to a large institutional real estate equity client account acquired in the SSRM Holdings, Inc. acquisition in January 2005.

Amortization of Intangible Assets

The $30.0 million increase in amortization of intangible assets to $37.5 million for the year ended December 31, 2006, compared to $7.5 million for the year ended December 31, 2005, primarily reflects amortization of finite-lived intangible assets acquired in the MLIM Transaction.

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest, for the years ended December 31, 2006 and 2005 was as follows:

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Total non-operating income	$56,433	$35,214	$21,219	60.3%
Non-controlling interest	(16,168)	(3,289)	(12,879)	391.6%

Total non-operating income, net of non-controlling interest	$40,265	$31,925	$8,340	26.1%

NM – Not Meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005 (continued)

Non-Operating Income, Net of Non-Controlling Interest (continued)

The components of non-operating income, net of non-controlling interest, for the years ended December 31, 2006 and 2005 were as follows:

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity[1]	$64	$—	$64	NM
Real estate	1,030	2,303	(1,273)	(55.3)%
Other alternative products	7,369	13,904	(6,535)	(47.0)%
Other[2]	12,353	7,515	4,838	64.4%

Total net gain on investments, net of non-controlling interest	20,816	23,722	(2,906)	(12.3)%
Other non-controlling interest[3]	(54)	(2,785)	2,731	(98.1)%
Interest and dividend income	29,419	18,912	10,507	55.6%
Interest expense	(9,916)	(7,924)	(1,992)	25.1%

Total non-operating income, net of non-controlling interest	$40,265	$31,925	$8,340	26.1%

NM – Not Meaningful

[1] Includes earnings on BlackRock’s limited partnership investments in private equity funds.

[2] Includes investment income related to equity and fixed income investments, collateralized debt obligations, deferred compensation arrangements and BlackRock’s seed capital hedging program.

[3] Includes non-controlling interest related to non-investment activities.

Non-operating income, net of non-controlling interest, increased $8.3 million to $40.3 million for the year ended December 31, 2006 compared to $31.9 million for the year ended December 31, 2005 as a result of a $10.5 million increase in interest and dividend income, partially offset by a $2.0 million increase in interest expense primarily related to interest owed to Merrill Lynch on certain liabilities assumed in the MLIM Transaction and a $2.9 million decrease in net gain on investments, net of non-controlling interest. The decrease in the net gain on investments, net of non-controlling interest, was primarily due to a decrease in net investment gains on seed investments in real estate and other alternative products, partially offset by significant growth of the Company’s investments in sponsored investment products.

Income Taxes

Income tax expense was $189.5 million and $138.6 million for the years ended December 31, 2006 and 2005, representing effective tax rates of 37.0% and 37.2%, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2006, as compared with the year ended December 31, 2005 (continued)

Net Income

Net income totaled $322.6 million, or $3.87 per diluted share, for the year ended December 31, 2006 an increase of $88.7 million, or $0.37 per diluted share, compared to the year ended December 31, 2005. Net income for the year ended December 31, 2006 included the after-tax impacts of integration costs related to the MLIM Transaction, the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $89.4 million, $31.5 million and $1.2 million, respectively. MLIM integration costs primarily include compensation costs, professional fees and rebranding costs.

Net income of $233.9 million during the year ended December 31, 2005 included the after-tax impacts of the portion of LTIP awards funded by a capital contribution of BlackRock stock held by PNC and SSR integration costs of $30.6 million and $5.6 million, respectively. SSR integration costs included acquisition-related payments to continuing employees of BlackRock and professional fees. Exclusive of these items, fully diluted earnings per share, as adjusted, for the year ended December 31, 2006 increased $1.30, or 32.3%, compared to the year ended December 31, 2005.

Other Operating Items

Support of Two Enhanced Cash Funds

At December 31, 2007, BlackRock managed approximately $313 billion in cash management assets. Of this amount, approximately $1.7 billion was held by two private placement enhanced cash funds. During the third and fourth quarters, market events reduced the liquidity of certain securities, including those issued by asset-backed structured investment vehicles, held by these two funds.

During 2007 BlackRock made investments in the funds to enhance fund liquidity and to facilitate redemptions. At December 31, 2007, BlackRock’s total net investment in these two funds was approximately $89 million. BlackRock also provided capital contributions totaling $24 million during 2007 to help preserve a one dollar net asset value per share for these two funds. The capital contributions resulted in an increase to general and administration expense of $24 million for 2007.

In December 2007, BlackRock entered into capital support agreements with the two funds, backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock has agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. The terms of the capital support agreements expire in December 2008 unless renewed by BlackRock. In addition, due to continuing market illiquidity, BlackRock suspended cash redemptions from these two funds in December 2007. As of February 2008, subsequent to the suspension of cash redemptions, the funds distributed approximately $930 million in aggregate to investors as a result of security sales and maturities.

In addition, BlackRock recorded $12 million in general and administration expense in the fourth quarter and a corresponding liability at December 31, 2007 related to the fair value of the capital support agreements with the two funds. The fair value of the potential liability related to the capital support agreements will fluctuate in subsequent periods based principally on projected cash flows of the specified securities covered by the capital support agreements and market liquidity.

In addition, BlackRock may, at its option, from time to time, purchase securities from the funds at the greater of the funds’ amortized cost or fair value. In the event securities are purchased at amortized cost, a loss would be recorded based on its difference from fair value.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Operating Items (continued)

Support of Two Enhanced Cash Funds (continued)

Under FASB Interpretation No. 46(R) (“FIN 46(R)”) these two funds meet the definition of variable interest entities. In applying the provisions of FIN 46(R) the Company applies an expected loss model to the funds to determine the primary beneficiary of the funds. As a result of the application of the model, BlackRock has concluded that it is not the primary beneficiary of either fund. The Company will perform the expected loss model calculation quarterly to determine whether BlackRock is the primary beneficiary.

Exposure to Collateralized Debt Obligations

In the normal course of business, BlackRock manages various collateralized debt obligations (“CDOs”). A CDO is a managed investment vehicle that purchases a portfolio of assets or enters into swaps. A CDO funds its activities, through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, BlackRock’s role is as collateral manager. The Company also may invest in a percentage of the debt or equity issued. These entities meet the definition of a variable interest entity under FIN 46(R). BlackRock has concluded that it is not the primary beneficiary of these CDOs, and as a result it does not consolidate these CDOs in its consolidated financial statements. At December 31, 2007, BlackRock’s carrying value on the statement of financial condition, of investments in these CDOs was approximately $10.5 million, of which approximately $9.3 million was in CDOs backed by leveraged finance assets and approximately $1.2 million backed by structured finance securities.

In addition, BlackRock manages a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction, which is backed by a portfolio of both investment grade corporate and structured finance exposures. In connection with the transaction, BlackRock has entered into a credit default swap with a counterparty to provide credit protection of $16.7 million, which represents the Company’s maximum risk of loss with respect to the provision of credit protection. Under the terms of its credit default swap, the Company is entitled to an annual coupon of 4% of the swap’s notional balance of $16.7 million and 25% of the structure’s residual balance at its expected termination date of December 23, 2009. Management has performed an assessment of the Company’s variable interest under FIN 46(R) and has concluded the Company is not the primary beneficiary of the CDO transaction. At December 31, 2007, the fair value of the credit default swap was approximately $4.9 million and was included on the Company’s consolidated statement of financial condition in other assets.

At December 31, 2007, BlackRock’s maximum risk of loss related to CDOs was approximately $32.1 million.

Liquidity and Capital Resources

Capital Resources

The Company manages its consolidated financial condition and funding to maintain appropriate liquidity for the business. At December 31, 2007, the Company had total cash and cash equivalents on its consolidated statements of financial condition of $1,656.2 million. Cash and cash equivalents, net of amounts in consolidated sponsored investment funds of $67.0 million and net of regulatory capital requirements ($217.4 million, partially met with cash and cash equivalents) was $1,371.8 million. In addition, at December 31, 2007, the Company had committed access to $2,100 million of undrawn cash via its 2007 five-year credit facility, resulting in cash, net of cash in consolidated sponsored investment funds and regulatory capital requirements, plus credit capacity of $3,471.8 million.

Approximately $67.0 million in cash and cash equivalents and $1,054.2 million in investments included in the Company’s consolidated statement of financial condition at December 31, 2007 are held by sponsored investment funds that are consolidated by BlackRock in accordance with GAAP. The Company may not be able to access such cash or investments to use in its operating activities. In addition, a significant portion of the Company’s investments are illiquid in nature and, as such, are not readily convertible to cash.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions’ products and services, property management fees, mutual fund distribution fees and realized earnings and distributions on certain of the Company’s investments. BlackRock primarily uses its operating cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchases of investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

Investment Activities

At December 31, 2007, the Company had $513.9 million of various capital commitments to fund sponsored investment funds and unfunded commitments related to one private equity warehouse facility. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to seed additional investment products for and with clients.

At December 31, 2007, the Company had loaned approximately $79.5 million to certain funds of funds managed by the Company and warehouse entities established for such funds. At December 31, 2007, the Company had committed to make additional loans of approximately $89.6 million under the agreements. The Company anticipates making additional commitments under these facilities from time to time, but is not obligated to do so.

Borrowings

In December 2006, the Company entered into an unsecured revolving credit facility with a syndicate of banking institutions. This facility, as amended in February 2007 (the “2006 facility”), permitted the Company to borrow up to $800 million.

In August 2007, the Company terminated the 2006 facility and entered into a new five year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at December 31, 2007.

The 2007 facility was used to refinance the 2006 facility and will provide back-up liquidity, fund ongoing working capital for general corporate purposes and fund investment opportunities. At December 31, 2007, the Company had $300 million outstanding under the 2007 facility with interest rates between 5.105% to 5.315% and maturity dates between March 2008 and September 2008 in addition to the $100 million of letters of credit outstanding related to the capital support agreements for the two enhanced cash funds.

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “Notes”). The Notes were issued at a discount of $5.6 million, which is being amortized over the ten-year term. A portion of the net proceeds of the Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes.

At December 31, 2007, long-term borrowings were $947.0 million. Debt service and repayment requirements, assuming the convertible debentures (discussed later) are repaid at BlackRock’s option in 2010, are $51.0 million in 2008 and 2009, $297.7 million in 2010 and $43.8 million in 2011 and 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Capital Activities

In June 2007, the Company announced that it had entered into an asset purchase agreement under which it would acquire certain assets of the fund of funds business of Quellos for up to $1.719 billion. This transaction closed on October 1, 2007, and BlackRock paid Quellos $562.5 million in cash and $187.5 million in BlackRock common stock. The common stock will be held in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. In addition, Quellos may receive up to an additional $969 million in a combination of cash and stock contingent upon achieving certain operating measures through December 31, 2010.

On August 2, 2006, BlackRock announced that its Board of Directors had authorized a share repurchase program to purchase an additional 2.1 million shares of BlackRock common stock. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company repurchased 1,348,600 shares under the program in open market transactions for approximately $200.9 million through December 31, 2007. As a result, the Company is currently authorized to repurchase an additional 751,400 shares under its share repurchase program.

In 2007, under the terms of the 2002 LTIP Awards, employees elected to put approximately 95% of the stock portion of the awards back to BlackRock at a total fair market value of approximately $166 million.

During 2007, BlackRock paid cash dividends of $353.5 million, or 35.5% of its net income. BlackRock announced an increase to the quarterly dividend rate, effective with the March 24, 2008 payment, to $0.78 per share from $0.67 per share paid in 2007.

Net Capital Requirements

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At December 31, 2007, the Company was required to maintain approximately $217.4 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment as of December 31, 2007:

(Dollar amounts in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Contractual obligations and commitments:

Long-term borrowings[1]

Long-term notes	$43,750	$43,750	$43,750	$43,750	$43,750	$918,750	$1,137,500

Convertible debentures	6,563	6,563	253,278	—	—	—	266,404

Other	684	684	684	—	—	—	2,052

Short-term borrowings[1]	309,086	—	—	—	—	—	309,086

Operating leases	71,696	65,463	62,919	60,576	54,944	216,982	532,580

Purchase obligations	48,310	32,270	14,180	9,537	6,164	—	110,461

Investment / loan commitments	98,795	89,642	49,548	643	—	364,927	603,555

Total contractual obligations and commitments	578,884	238,372	424,359	114,506	104,858	1,500,659	2,961,638

Contingent obligations:

Contingent distribution obligations	409,363	307,022	—	—	—	—	716,385

Contingent payments related to business acquisitions	—	295,000	10,000	595,000	—	—	900,000

Total contractual obligations, commitments and contingent obligations[2]	$988,247	$840,394	$434,359	$709,506	$104,858	$1,500,659	$4,578,023

[1]	Amounts include principal repayments and interest payments.
[2]

The table above does not include: (a) approximately $61.8 million of uncertain tax positions and potential interest on such positions in accordance with FIN No. 48 and (b) $100 million related to capital support agreements for the two enhanced cash funds as the Company is unable to estimate the timing of the ultimate outcome.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Long-term Notes

In September 2007, the Company issued $700.0 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017. Interest is payable semi-annually on March 15 and September 15 of each year. The Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” premium. The Notes were issued at a discount of $5.6 million, which is being amortized over their ten-year term.

Convertible Debentures

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, or approximately $6.6 million per year. The convertible debentures are callable by the Company at any time on or after February 20, 2010. In addition, the convertible debentures contain certain put and conversion provisions. On the contractual obligations table above, the principal balance of the convertible debentures is assumed to be repaid at BlackRock’s option in 2010, and the related interest has been included through the call date. However, beginning in February 2009 the convertible debentures may be converted at the option of the holders.

Short-term Borrowings

At December 31, 2007, the Company had $300.0 million outstanding under the 2007 facility with interest rates between 5.105% to 5.315% and maturity dates between March 2008 and September 2008.

Operating Leases

The Company leases its primary office space and certain office equipment under agreements that currently expire through 2023. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts which are either non-cancelable or cancelable with a penalty. At December 31, 2007, the Company’s obligations primarily reflect standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded on the Company’s financial statements only after the goods or services have been received and, as such, obligations for services not received are not included in the Company’s consolidated statement of financial condition at December 31, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Investment /Loan Commitments

The Company has various capital commitments to fund companies or investment funds in which it has an ownership stake as well as loan commitments to certain funds of funds managed by the Company and warehouse entities established for such funds. Generally, the timing of the funding of these commitments is unknown. Therefore, amounts are shown to be paid upon the expiration date of the commitment. Actual payments could be made at any time prior to such date and, if not called by that date, such commitments would expire. These commitments have not been recorded on the Company’s consolidated statements of financial condition at December 31, 2007. The above schedule does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding commitments.

BlackRock is also obligated to maintain specified ownership levels in certain investment products, which may result in additional required contributions or distributions of capital. These amounts are inherently uncertain and have been excluded from the contractual obligations schedule above. In addition, as a general partner in certain private equity partnerships, the Company receives certain carried interest distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

Contingent Distribution Obligations

BlackRock has entered into a global distribution agreement with Merrill Lynch which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of assets under management maintained in BlackRock products. The economic terms of the agreement will remain in effect until September 30, 2009. After such term, the agreement will renew for additional one-year terms, subject to certain conditions.

Contingent Payments Related to Business Acquisitions

Amounts included in the table above are additional contingent payments to be paid in cash related to its acquisitions of: (i) SSRM Holdings, Inc., and (ii) certain assets of Quellos. As the remaining contingent obligations are primarily dependent upon achievement of certain operating measures, the ultimate liabilities are not certain as of December 31, 2007 and have not been recorded on the Company’s consolidated statements of financial condition. The amount of contingent payments reflected for any year represents the maximum amount of cash that could be payable at the earliest possible date under the terms of the business purchase agreements.

In January 2005, the Company closed its acquisition of SSRM Holdings, Inc. from MetLife for adjusted consideration of approximately $265.1 million in cash and 550,000 restricted shares of BlackRock common stock and certain additional contingent payments. On the fifth anniversary of the closing of the SSR Transaction, MetLife may be entitled to receive an additional payment of up to a maximum of $10.0 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

In connection with the Quellos Transaction, Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment, of up to $374 million, is payable up to 25% in BlackRock common stock and the remainder in cash. The second contingent payment of up to $595 million is payable in cash. At December 31, 2007, the Company believes it is likely that the first contingent payment will be paid in full, however the ultimate outcome is not certain.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

The following items have not been included in the contractual obligations, commitments and contingencies table:

Compensation and benefit obligations

The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above primarily due to uncertainties in their payout periods. These arrangements are discussed in more detail in Notes 12 and 13 to the consolidated financial statements contained herein. Accrued compensation and benefits at December 31, 2007 totaled $1,086.6 million and included incentive compensation of $834.6 million, deferred compensation of $133.0 million and other compensation and benefits related obligations of $119.0 million. Incentive compensation was primarily paid in the first quarter of 2008, while the deferred compensation obligations are generally payable over periods up to five years.

Separate Account Liabilities

The Company’s wholly-owned registered life insurance company in the United Kingdom maintains separate account assets representing segregated funds held for purposes of funding individual and group pension contracts. The net investment income and net realized and unrealized gains and losses attributable to these separate account assets accrue to the contract owner and, as such, an offsetting separate account liability is recorded. At December 31, 2007, the Company had $4.7 billion of assets and offsetting liabilities on the consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Indemnifications

In many of the Company’s contracts, including the MLIM and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s consolidated statement of financial condition at December 31, 2007. See further discussion in Note 11 to the consolidated financial statements beginning on F-1 of this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding our consolidated financial statements. For a summary of these and additional accounting policies see Note 2 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Investments

Consolidation of Investments

The accounting method used for the Company’s investments generally is dependent upon the influence the Company has on its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which generally exists if BlackRock has a 50% or greater voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if BlackRock is considered the primary beneficiary of the investee.

Significant judgment is required in the determination of whether the Company is the primary beneficiary of a VIE. If the Company, with its related parties, is determined to be the primary beneficiary of a VIE, the entity will be consolidated within BlackRock’s consolidated financial statements. In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

The Company, as general partner or managing member of its funds, is generally presumed to control funds that are limited partnerships or limited liability companies. The Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if other non-related party partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause, or have substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, the investment vehicle will be consolidated into BlackRock’s financial statements.

BlackRock acts as general partner or managing member for consolidated private equity funds of funds. In December 2007, BlackRock took necessary steps to grant additional rights to the third party investors in approximately 14 funds with net assets at December 31, 2007 of approximately $1 billion. The granting of these rights resulted in the deconsolidation of such investment funds from the consolidated financial statements as of December 31, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Fair Value of Investments

BlackRock records substantially all investments on its consolidated statements of financial condition at fair value or amounts that approximate fair value. For certain investments, including investments classified as trading investments and consolidated sponsored investment funds, changes in fair value affect net income in the period of the change. For other investments classified as available-for-sale securities, changes in fair value are recorded as a component of stockholders’ equity and generally do not directly impact BlackRock’s net income until such investments are sold or are considered impaired (see below). Marketable securities are priced using publicly available market data. Non-marketable securities, however, generally are priced using a variety of methods and resources, including the most currently available net asset values or capital accounts of the investment, internal valuation models which utilize available market data and management assumptions or in the absence of other methods and resources the fair value for an investment is estimated in good faith by the Company’s management based on a number of factors including the liquidity, financial condition and current and projected operating performance of the investment.

At December 31, 2007, BlackRock had approximately $2.0 billion in investments. Changes in fair value on approximately $1.736 billion of such investments will impact the Company’s consolidated statements of income and approximately $264 million will impact accumulated other comprehensive income. As of December 31, 2007, approximately $1.054 billion of such investments related to investments within consolidated funds whereby changes in fair value of such investments will impact BlackRock’s investment income and non-controlling interest expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated investment funds is $325 million.

Equity Method Investments

For equity investments where BlackRock does not control the investee, and where the Company is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement including investor voting or other rights, the terms of BlackRock’s advisory agreement or other agreements with the investee, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund’s operating documents and the relationship between BlackRock and other investors in the entity.

Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income, based upon the most currently available information, is recorded as non-operating income.

At December 31, 2007 and 2006 the Company had $554.0 million and $326.5 million, respectively, of equity method investees reflected within investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

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

When the fair value of an available-for-sale security is lower than its cost or amortized cost value, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary”. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, a charge is recorded to the consolidated statements of income. There were no impairments of investments, other than CDOs (see below), for the years ended December 31, 2007, 2006 or 2005.

The Company evaluates its CDO investments for impairment quarterly throughout the term of the investment. The Company reviews cash flow estimates throughout the life of each CDO investment. If the net present value of the estimated future cash flows is lower than the carrying value of the investment and also is lower than the net present value of the previous estimate of cash flows, an impairment is considered other-than-temporary. The impairment loss is then recognized based on the excess of the carrying amount of the investment over its estimated fair value. CDO impairments were $16.4 million, $2.3 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Evaluations of impairments of securities involve significant assumptions and management judgments, which could differ from actual results and these differences could have a material impact on the Company’s consolidated statements of income.

Goodwill and Intangible Assets

At December 31, 2007, the carrying amounts of the Company’s goodwill and intangible assets were as follows:

(Dollar amounts in thousands)	December 31, 2007
Goodwill	$5,519,714
Intangible assets
Indefinite–lived	5,351,132
Finite–lived, net of accumulated amortization	1,201,990

Total goodwill and intangible assets	$12,072,836

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

The value of contracts to manage assets in proprietary open-end funds and closed-end funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their expected useful lives, which, at December 31, 2007, ranged from less than 1 year to 20 years with a weighted average remaining estimated useful life of 8.7 years.

The Company assesses its indefinite-lived management contracts and goodwill for impairment at least annually, considering factors such as AUM, product mix, projected cash flows, average base fees by product and revenue multiples to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair value of finite-lived intangible assets is reviewed at least annually to determine whether circumstances exist which indicate there may be a potential impairment. If such circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

Expected future cash flows are estimated using many variables which require significant management judgment, including market interest rates, equity prices, credit default ratings, discount rates, revenue multiples, inflation rates and AUM growth rates. Actual results could differ from these estimates, which could materially impact the impairment conclusion. No such impairments were recorded in 2007, 2006 or 2005. In addition, management judgment is required to estimate the period over which intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $129.7 million, $37.5 million and 7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

BlackRock adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. FIN No. 48 also provides guidance on, among other things, de-recognition of deferred tax assets and liabilities and interest and penalties on uncertain tax positions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Income Taxes (continued)

The application of SFAS No. 109 and FIN No. 48 requires management to make estimates of the ranges of possible outcomes, the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes, which require significant management judgment. Actual future tax consequences of uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2007, BlackRock had $66.3 million of unrecognized tax benefits, of which $40.6 million, if recognized, would affect the effective tax rate.

In accordance with SFAS No. 109, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assesses deferred tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. Such changes in circumstance would cause the Company to revalue its deferred tax balances with the resulting change impacting the income statement in the period of the change. Such changes may be material to the Company’s consolidated financial statements. At December 31, 2007, the Company had deferred tax assets of $9.1 million and deferred tax liabilities of approximately $2.1 billion.

Further, the Company records its income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivable of approximately $47.1 million and current income taxes payable of $228.4 million at December 31, 2007.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations or voluntary waivers. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

The Company contracts with third parties, as well as related parties, for various mutual fund administration and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the Company’s management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and records its investment advisory and administration fees net of retrocessions. Retrocessions for the year ended December 31, 2007 and 2006 were $780.4 million and $156.0 million, respectively.

The Company also receives performance fees or incentive allocations from alternative investment products and certain separate accounts. These performance fees generally are earned upon exceeding specified investment return thresholds. Such fees are recorded upon completion of the measurement period. For the years ended December 31, 2007, 2006 and 2005, performance fee revenue totaled $350.2 million, $242.3 million and $168.0 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Revenue Recognition (continued)

The Company receives carried interest from certain alternative investment funds upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as revenue on its consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2007 and 2006 the Company had $28.6 million and $0, respectively of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

Adjustments to revenue arising from initial estimates historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated on the fair value of AUM and since the Company does not record revenues until performance thresholds have been exceeded and the likelihood of claw-back of carried interest is mathematically improbable. Management can give no assurance, however, that these estimates would not result in a material adjustment in the future.

Related Party Transactions

See related party transactions discussion in Note 14 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Recent Accounting Developments

Recent accounting developments are discussed in Note 2 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that all investments be reviewed by the Company’s Capital Committee, which consists of senior officers of the Company, and that certain investments over prescribed thresholds receive prior approval from the Audit Committee or the Board of Directors depending on the circumstances.

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2007, the majority of our investment advisory and administration fees were based on AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates, foreign exchange rates, or all three could cause the following, which would result in lower investment advisory and administration fees:

•	the value of AUM to decrease;

•	the returns realized on AUM to decrease;

•	clients to withdraw funds in favor of products in markets that they perceive to offer greater opportunity and that BlackRock does not serve;

•	clients to rebalance assets away from products that BlackRock manages into products that BlackRock does not manage; and

•	clients to reallocate assets away from products that earn higher fees into products with lower fees.

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At December 31, 2007, the outstanding total return swaps had an aggregate notional value of approximately $94 million.

At December 31, 2007, approximately $1,054 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. The Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	December 31, 2007	December 31, 2006
Total investments	$2,000	$2,098
Consolidated sponsored investments funds	(1,054)	(1,470)
Net exposure to consolidated investment funds	325	325

Total net “economic” investment exposure	$1,271	$953

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Equity Market Price Risk

At December 31, 2007, the Company’s net exposure to equity price risk is approximately $835 million (net of $94 million of certain equity investments that are hedged via total return swaps) of the Company’s net economic investment exposure. The Company estimates that a 10% adverse change in equity prices would result in a decrease of approximately $83.5 million in the carrying value of such investments.

Interest Rate Risk

At December 31, 2007, the Company was exposed to interest-rate risk as a result of approximately $342 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $5.1 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling and the Euro, was $93 million. A 10% adverse change in foreign exchange rates would result in approximately a $9.3 million decline in the carrying value of such investments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to the consolidated financial statements on page F-1 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters. BlackRock has not changed accountants in the two most recent fiscal years.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control and Financial Reporting

Other than system conversion activities related to the transition of support from Merrill Lynch to BlackRock, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company has completed an evaluation of its internal control over financial reporting in light of the MLIM Transaction and expects to make additional integration related modifications.

Item 9A.	CONTROLS AND PROCEDURES (continued)

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls over financial reporting include those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report begins on page 67.

February 28, 2008

Item 9A.	CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2007 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2008

Item 9B.	OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2007 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

The Company’s consolidated financial statements are included herein on pages F-1 through F-73.

2.	Financial Statement Schedules

Ratio of Earnings to Fixed Charges has been included as Exhibit 12.1. All other schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) (Commission File No. 001-15305) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.) (Commission File No. 001-33099), which is the predecessor of BlackRock. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(5)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(6)	Form of 6.25% Notes due 2017.

10.1(7)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibits (continued)

Exhibit No.	Description

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(8)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(9)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(10)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.21(11)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(12)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.23(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.+

10.24(13)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.25(14)	Amended and Restated, BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.26(15)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan+

10.27(16)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(16)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

Exhibit No.	Description
10.29(17)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.30(4)	Registration Rights Agreement, dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.31(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.32(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.33(18)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(18)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(19)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, Inc., BAA Holdings, LLC and Quellos Holdings, LLC.

10.36(20)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Inc., Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Deloitte & Touche LLP Consent

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006
(2)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Filed herewith.
(6)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(7)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(8)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(14)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K, for the year ended December 31, 2002.
(15)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K, filed on May 24, 2006.
(16)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.
(17)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on August 30, 2004.
(18)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ Laurence D. Fink
Laurence D. Fink
Chairman, Chief Executive Officer and Director
February 28, 2008

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Paul L. Audet and Robert P. Connolly, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence D. Fink	Chairman, Chief Executive Officer and	February 28, 2008
Laurence D. Fink	Director (Principal Executive Officer)

/s/ Paul L. Audet	Managing Director and Acting Chief Financial	February 28, 2008
Paul L. Audet	Officer (Principal Financial Officer)

/s/ Joseph Feliciani, Jr.	Managing Director and Chief Accounting	February 28, 2008
Joseph Feliciani, Jr.	Officer (Principal Accounting Officer)

/s/ William O. Albertini	Director	February 28, 2008
William O. Albertini

/s/ Mathis Cabiallavetta	Director	February 28, 2008
Mathis Cabiallavetta

/s/ Dennis D. Dammerman	Director	February 28, 2008
Dennis D. Dammerman

/s/ William S. Demchak	Director	February 28, 2008
William S. Demchak

/s/ Robert C. Doll	Director	February 28, 2008
Robert C. Doll

/s/ Kenneth B. Dunn	Director	February 28, 2008
Kenneth B. Dunn

/s/ Gregory J. Fleming	Director	February 28, 2008
Gregory J. Fleming

/s/ Murry S. Gerber	Director	February 28, 2008
Murry S. Gerber

/s/ James Grosfeld	Director	February 28, 2008
James Grosfeld

/s/ Robert S. Kapito	Director	February 28, 2008
Robert S. Kapito

SIGNATURES (continued)

/s/ David H. Komansky	Director	February 28, 2008
David H. Komansky

/s/ Sir Deryck Maughan	Director	February 28, 2008
Sir Deryck Maughan

/s/ Thomas H. O’Brien	Director	February 28, 2008
Thomas H. O’Brien

/s/ Linda Gosden Robinson	Director	February 28, 2008
Linda Gosden Robinson

/s/ James E. Rohr	Director	February 28, 2008
James E. Rohr

/s/ John A. Thain	Director	February 28, 2008
John A. Thain

TABLE OF CONTENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2008

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands, except per share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,656,200	$1,160,304
Accounts receivable	1,235,940	964,366
Due from related parties	174,853	113,184
Investments	1,999,944	2,097,574
Separate account assets	4,669,874	4,299,879
Deferred mutual fund sales commissions	174,849	177,242
Property and equipment, net	266,460	214,784
Intangible assets, net	6,553,122	5,882,430
Goodwill	5,519,714	5,257,017
Other assets	310,559	302,712

Total assets	$22,561,515	$20,469,492

Liabilities
Accrued compensation and benefits	$1,086,590	$1,051,273
Accounts payable and accrued liabilities	788,968	753,839
Due to related parties	114,347	243,836
Short-term borrowings	300,000	—
Long-term borrowings	947,021	253,167
Separate account liabilities	4,669,874	4,299,879
Deferred tax liabilities	2,059,980	1,738,670
Other liabilities	419,570	237,856

Total liabilities	10,386,350	8,578,520

Non-controlling interest	578,210	1,109,092

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 118,573,367 and 117,381,582 shares issued and 116,059,560 and 116,408,897 shares outstanding at December 31, 2007 and 2006, respectively)	1,186	1,174
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding at December 31, 2007 and 2006)	126	126
Additional paid-in capital	10,274,096	9,799,447
Retained earnings	1,622,041	993,821
Accumulated other comprehensive income, net	71,020	44,666
Escrow shares, common, at cost (1,191,785 and 0 shares held at December 31, 2007 and 2006, respectively)	(187,500)	—
Treasury stock, common, at cost (1,322,022 and 972,685 shares held at December 31, 2007 and 2006, respectively)	(184,014)	(57,354)

Total stockholders’ equity	11,596,955	10,781,880

Total liabilities, non-controlling interest and stockholders’ equity	$22,561,515	$20,469,492

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

	Year ended
	December 31,
	2007	2006	2005
Revenue
Investment advisory and administration base fees
Related parties	$2,640,275	$864,998	$344,943
Other	1,369,786	733,743	505,435
Investment advisory performance fees	350,188	242,282	167,994

Investment advisory and administration fees	4,360,249	1,841,023	1,018,372
Distribution fees	123,052	35,903	11,333
Other revenue
Other	338,278	212,450	156,111
Related parties	23,076	8,600	5,570

Total revenue	4,844,655	2,097,976	1,191,386

Expenses
Employee compensation and benefits	1,767,063	934,887	587,773
Portfolio administration and servicing costs
Other	77,879	46,358	41,552
Related parties	469,741	126,173	23,059
Amortization of deferred sales commissions	108,091	29,940	9,346
General and administration
Other	777,697	399,103	179,130
Related parties	92,670	17,750	2,480
Termination of closed-end fund administration and servicing arrangements	128,114	—	—
Fee sharing payment	—	34,450	—
Amortization of intangible assets	129,736	37,515	7,505

Total expenses	3,550,991	1,626,176	850,845

Operating income	1,293,664	471,800	340,541

Non-operating income (expense)
Net gain on investments	504,001	36,930	24,226
Interest and dividend income	74,466	29,419	18,912
Interest expense	(49,412)	(9,916)	(7,924)

Total non-operating income	529,055	56,433	35,214

Income before income taxes and non-controlling interest	1,822,719	528,233	375,755
Income tax expense	463,832	189,463	138,558

Income before non-controlling interest	1,358,887	338,770	237,197
Non-controlling interest	363,615	16,168	3,289

Net income	$995,272	$322,602	$233,908

Earnings per share
Basic	$7.75	$4.00	$3.64
Diluted	$7.53	$3.87	$3.50

Dividends declared and paid per share	$2.68	$1.68	$1.20

Weighted-average shares outstanding
Basic	128,488,561	80,638,167	64,182,766
Diluted	132,088,810	83,358,394	66,875,149

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	Year ended
	December 31,
	2007	2006	2005
Net income	$995,272	$322,602	$233,908
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale investments, net of tax	(2,784)	5,081	(1,046)
Minimum pension liability adjustment	—	379	(202)
Foreign currency translation adjustments	29,138	36,533	(4,333)

Comprehensive income	$1,021,626	$364,595	$228,327

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands)

	Common Stock	Common Stock Class A&B	Participating Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares held in Escrow	Treasury Stock		Total Equity
								Common	Class A & B
December 31, 2004	$—	$647	$—	$160,789	$650,016	$8,254	$—	$—	($51,354)	$768,352
Net income	—	—	—	—	233,908	—	—	—	—	233,908
Dividends paid	—	—	—	—	(77,040)	—	—	—	—	(77,040)
Conversion of class B common stock to class A common stock	—	(2)	—	(27,393)	—	—	—	—	27,395	—
Issuance of class A common stock	—	8	—	24,812	—	—	—	—	17,618	42,438
Amortization of discount on issuance of class B common stock	—	—	—	12,052	—	—	—	—	—	12,052
Stock based compensation	—	—	—	1,597	—	—	—	—	—	1,597
Treasury stock transactions	—	—	—	(5,734)	—	—	—	—	(52,716)	(58,450)
Tax benefits from stock-based awards	—	—	—	4,967	—	—	—	—	—	4,967
Minimum pension liability adjustment	—	—	—	—	—	(202)	—	—	—	(202)
Foreign currency translation loss	—	—	—	—	—	(4,333)	—	—	—	(4,333)
Unrealized loss on investments, net of tax	—	—	—	—	—	(1,046)	—	—	—	(1,046)

December 31, 2005	—	653	—	171,090	806,884	2,673			(59,057)	922,243
Net income	—	—	—	—	322,602	—			—	322,602
Dividends paid	—	—	—	—	(135,665)	—			—	(135,665)
Conversion of class B common stock to class A common stock	—	(2)	—	(14,337)	—	—			14,339	—
Issuance of common stock to Merrill Lynch	523	—	—	7,719,366	—	—	—	—	—	7,719,889
Issuance of series A participating preferred shares to Merrill Lynch	—	—	126	1,857,082	—	—	—	—	—	1,857,208
Conversion of class A and B stock to common stock in connection with MLIM Transaction	651	(651)	—	—	—	—	—	—	—	—
Conversion of treasury stock in connection with MLIM Transaction	—	—	—	—	—	—	—	(52,035)	52,035	—
Stock based compensation	—	—	—	61,361	—	—	—	—	—	61,361
Treasury stock transactions	—	—	—	33	—	—	—	(5,319)	(7,317)	(12,603)
Tax benefits from stock-based awards	—	—	—	4,852	—	—	—	—	—	4,852
Minimum pension liability adjustment	—	—	—	—	—	379	—	—	—	379
Foreign currency translation gain	—	—	—	—	—	36,533	—	—	—	36,533
Unrealized gain on investments, net of tax	—	—	—	—	—	5,081			—	5,081

December 31, 2006	1,174	—	126	9,799,447	993,821	44,666	—	(57,354)	—	10,781,880
January 1, 2007 Adjustment to initially apply FIN No. 48	—	—	—	—	(13,589)	—	—	—	—	(13,589)
Net income	—	—	—	—	995,272	—	—	—	—	995,272
Dividends paid	—	—	—	—	(353,463)	—	—	—	—	(353,463)
Issuance of common stock to escrow agent in connection with Quellos Transaction	12	—	—	187,488	—	—	(187,500)	—	—	—
Stock based compensation	—	—	—	182,168	—	—	—	570	—	182,738
PNC capital contribution	—	—	—	174,932	—	—	—	—	—	174,932
Treasury stock transactions	—	—	—	(186,259)	—	—	—	(127,230)	—	(313,489)
Tax benefits from stock-based awards	—	—	—	118,574	—	—	—	—	—	118,574
Other costs associated with common stock	—	—	—	(2,254)	—	—	—	—	—	(2,254)
Foreign currency translation gain	—	—	—	—	—	29,138	—	—	—	29,138
Unrealized loss on investments, net of tax	—	—	—	—	—	(2,784)	—	—	—	(2,784)

December 31, 2007	$1,186	$—	$126	$10,274,096	$1,622,041	$71,020	($187,500)	($184,014)	$—	$11,596,955

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$995,272	$322,602	$233,908
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	198,824	72,809	30,902
Amortization of deferred mutual fund sales commissions	108,091	29,940	9,346
Non-controlling interest	363,615	16,168	3,289
Stock-based compensation	188,256	120,436	69,450
Deferred income tax expense	(104,654)	(42,509)	18,895
Tax benefit from stock-based compensation	—	—	4,967
Net gains on non-trading investments	(442,082)	(3,730)	(3,965)
Purchases of investments within consolidated funds	(870,310)	—	—
Proceeds from sale of investments within consolidated funds	596,898	—	—
Earnings from equity method investees	(83,894)	(5,659)	(11,526)
Distributions of earnings from equity method investees	16,443	1,939	2,620
Other adjustments	1,334	(4,233)	3,842
Changes in operating assets and liabilities:
Accounts receivable	(273,199)	(8,670)	(138,868)
Due from related parties	(3,699)	(75,436)	(6,614)
Deferred mutual fund sales commissions	(71,702)	(2,666)	—
Investments, trading	(44,713)	(86,637)	(6,188)
Other assets	(80,172)	(15,066)	(52,907)
Accrued compensation and benefits	171,828	226,373	51,579
Accounts payable and accrued liabilities	(33,273)	754	28,010
Due to related parties	(137,524)	174,785	8,261
Other liabilities	92,110	(316)	9,936

Cash flows from operating activities	587,449	720,884	254,937

Cash flows from investing activities
Purchases of investments	(521,226)	(212,629)	(51,579)
Proceeds from sale of investments	265,561	25,662	57,681
Escrow deposits	—	—	(7,700)
Sales of real estate held for sale	—	—	112,184
Distributions of capital from equity method investees	7,017	—	—
Net consolidations (deconsolidations) of sponsored investment funds	(117,102)	2,172	—
Acquisitions, net of cash acquired and purchase price contingencies	(591,765)	272,353	(275,218)
Purchases of property and equipment	(111,317)	(83,993)	(55,154)

Cash flows from investing activities	(1,068,832)	3,565	(219,786)

BlackRock, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from financing activities
Long-term borrowings, net	693,854	(624)	(1,019)
Short-term borrowings, net	300,000	—	133,160
Cash dividends paid	(353,463)	(135,665)	(76,606)
Reissuance of treasury stock	76,842	8,140	15,141
Purchases of treasury stock	(383,310)	(30,973)	(77,466)
Subscriptions received from non-controlling interest holders, net of distributions	399,534	68,490	7,871
Issuance of common stock	—	1,192	706
Excess tax benefit from stock-based compensation	118,574	4,852	—
Borrowings by consolidated sponsored investment funds	113,914
Other financing activities	(7,084)	(313)	(6,055)

Cash flows from financing activities	958,861	(84,901)	(4,268)

Effect of exchange rate changes on cash and cash equivalents	18,418	36,533	(4,333)

Net increase in cash and cash equivalents	495,896	676,081	26,550
Cash and cash equivalents, beginning of year	1,160,304	484,223	457,673

Cash and cash equivalents, end of year	$1,656,200	$1,160,304	$484,223

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information is as follows:

	Year ended December 31,
	2007	2006	2005
Cash paid for interest	$29,979	$7,618	$3,940

Cash paid for income taxes	$375,731	$154,497	$134,764

Supplemental schedule of non-cash investing and financing transactions is as follows:

	Year ended
	December 31,
	2007	2006	2005
Common and preferred stock issued in MLIM Transaction	$—	$9,577,100	$—
Issuance of treasury stock	$179,323	$15,373	$29,712
Increase in investments due to net consolidations of sponsored investment funds	$—	$275,073	$—
Decrease in investments due to net deconsolidations of sponsored investment funds	$1,149,517	$—	$13,758
Increase in non-controlling interest due to net consolidations of sponsored investment funds	$—	$163,045	$—
Decrease in non-controlling interest due to net deconsolidations of sponsored investment funds	$1,294,667	$—	$18,170
PNC LTIP capital contribution	$174,932	$—	$—
Stock issued in the SSR Transaction	$—	$—	$37,212
Short term borrowings assumed in the SSR Transaction	$—	$—	$111,840

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

1.	Introduction and Basis of Presentation

Business

BlackRock, Inc. (together, with its subsidiaries and predecessors, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients and to individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. In addition, BlackRock provides risk management strategic advisory and enterprise investment system services to a broad base of clients.

On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1,719,000 (the “Quellos Transaction”). BlackRock paid Quellos $562,500 in cash and issued 1,191,785 shares of BlackRock common stock valued at $187,500. The common stock will be held in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. The Quellos business was combined with the existing BlackRock fund of funds business and the combined platform comprises one of the largest fund of funds platforms in the world.

On September 29, 2006, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business (the “MLIM Business”) to BlackRock via a capital contribution. In exchange for this contribution, BlackRock issued to Merrill Lynch 52,395,082 shares of common stock and 12,604,918 shares of series A non-voting participating preferred shares, representing a 45% voting interest and approximately 49.3% of the fully-diluted capital stock at such date (such transactions, collectively, referred to as the “MLIM Transaction”). Prior to the MLIM Transaction, the Company was owned approximately 69% by The PNC Financial Services Group, Inc. (“PNC”). PNC’s ownership was reduced to approximately 34% of the total capital stock as a result of the MLIM Transaction.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries as determined by GAAP. Non-controlling interest includes the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. All significant accounts and transactions between consolidated entities have been eliminated.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash and short-term, highly liquid investments with original maturities, at date of purchase, of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances which are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated investments are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition.

Investments

Consolidation

The accounting method used for the Company’s equity investments is generally dependent upon the influence the Company has over its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if BlackRock, with its related parties, is considered the primary beneficiary of the investee. The primary beneficiary determination will consider not only BlackRock’s equity interest, but the benefits and risks associated with non-equity components of the Company’s relationship with the investee, including debt, investment advisory and other similar arrangements, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities.

Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, the Company, as general partner or managing member of its funds, generally is presumed to control funds that are limited partnerships or limited liability companies that are not deemed to be VIEs. The Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if third party partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause, or have substantive participating rights.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Investments (continued)

Consolidated Sponsored Investment Funds

From time to time, the Company will maintain a controlling interest in a sponsored investment fund. All of the investments held by consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in non-operating income in the Company’s consolidated statements of income. In the absence of a publicly available market value, fair value for such investments are estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the fund’s net asset value. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method. In addition, changes in fair value of certain illiquid investments held by these funds, including direct investments in equity or debt securities of privately held companies and certain real estate products, are recorded based upon the most current information available at the time, which may precede the date of the statement of financial position, considering any significant changes in the operations of the investment.

Investments in Debt and Marketable Equity Securities

BlackRock holds debt and marketable equity investments which, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or for a debt security the Company’s intent and ability to hold the debt security to maturity.

Trading securities are those investments which are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income in the consolidated statements of income during the period of the change. Available-for-sale securities are those securities which are not classified as trading securities or held-to-maturity. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income on the Company’s consolidated statements of income. Held-to-maturity debt securities are recorded at amortized cost in the consolidated statements of financial condition. At December 31, 2007 and 2006, BlackRock did not own any held-to-maturity investments.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Investments (continued)

Equity Method

For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income or loss is recorded as non-operating income for investments in funds and as other revenue for operating or advisory company investments since such operating or advisory companies are considered to be integral to BlackRock’s core business. The net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the statement of financial condition. Distributions received from the investment reduce the Company’s investment balance.

Cost Method

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received from the investment are recorded as non-operating income.

Collateralized Debt Obligations

The Company’s investments in collateralized debt obligations (“CDOs”) are recorded at fair value and the dividend income from these CDOs is accounted for in accordance with EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF No. 99-20, dividend income on the Company’s CDOs is recorded based upon projected investment yield. Expected future cash flows for the CDOs are reviewed quarterly and changes in the yield are recorded prospectively. Dividend income for these investments is recorded in non-operating income on the consolidated statements of income.

Realized Gains and Losses

Realized gains and losses on trading, available-for-sale and other non equity method investments are calculated on a specific identification basis and, along with interest and dividend income, are included in non-operating income in the consolidated statements of income.

Impairments

The Company’s management periodically assesses its investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded in non-operating income in the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Investments (continued)

Impairments (continued)

When the fair value of available-for-sale securities is lower than its cost, the Company evaluates the securities to determine whether the impairment is considered to be “other-than-temporary”. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of income.

The Company reviews its CDO investments for impairment quarterly throughout the term of the investment. The Company reviews cash flow estimates throughout the life of each CDO investment. If the net present value of the estimated future cash flows is lower than the carrying value of the investment and the estimated future cash flows are lower than the previous estimate of cash flows, an impairment is considered to be other-than-temporary. The impairment loss is recognized based on the excess of the carrying amount of the investment over its estimated fair value.

Goodwill and Intangible Assets

Goodwill includes goodwill and assembled workforce. Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets. The value of contracts to manage assets in proprietary open-end funds and closed-end funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets and goodwill are not amortized.

The Company assesses its indefinite-lived management contracts and goodwill for impairment at least annually, considering factors such as assets under management, product mix, projected cash flows, average base fees by product and revenue multiples to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets and goodwill is determined based on the discounted value of expected future cash flows. If circumstances exist which indicate there may be a potential impairment the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

Change in Method of Applying an Accounting Principles

Prior to 2007, the Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets, as required by SFAS No. 142, as of September 30th. During the quarter ended September 30, 2007, the Company changed its annual impairment test date to July 31st in order to provide additional time for testing due to the significant increase in these assets as a result of recent acquisitions. Impairment tests performed as of July 31, 2007 and September 30, 2006 indicated that no impairment charges were required. The Company’s management believes that this change in the method of applying an accounting principle is preferable under the circumstances and does not result in adjustments to the Company’s consolidated financial statements when applied retrospectively, nor would it result in the delay, acceleration or avoidance of recording a potential future impairment. This change in the method of applying SFAS No. 142 had no impact on the consolidated statements of income for the years ended December 31, 2007, 2006 or 2005.

Deferred Mutual Fund Sales Commissions

The Company holds the rights to receive certain cash flows from sponsored mutual funds without a front-end sales charge (“back-end load shares”). The fair value of these deferred mutual fund commissions are being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred commission is expensed.

In April 2007, the Company acquired from a subsidiary of PNC certain distribution financing arrangements to receive certain cash flows from sponsored open-ended mutual funds sold without a front-end sales charge (“back-end load shares”). The fair value of these assets was capitalized and is being amortized over periods up to six years. The Company also acquired the rights to related distribution fees from these funds and CDSCs upon shareholder redemption of certain back-end load shares prior to the end of the contingent deferred sales period. The Company paid $33,996 in exchange for the above rights, which is reflected on the consolidated statement of cash flows as an acquisition within investing activities.

The Company periodically reviews the carrying value of deferred mutual fund commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for the years ended December 31, 2007, 2006 or 2005.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Software Costs

BlackRock develops a variety of risk management, investment analytic and investment system services for its customers, as well as internal use, utilizing proprietary software which is hosted and maintained by BlackRock. The Company follows AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment, net on the consolidated statements of financial condition and are amortized beginning when the software project is complete and put into production, over their estimated useful life of the software of three years.

Separate Account Assets and Liabilities

A wholly-owned subsidiary of the Company in the United Kingdom is a registered life insurance company that maintains separate accounts representing segregated funds held for purposes of funding individual and group pension contracts. The separate account assets are not subject to general claims of the creditors of BlackRock. These accounts and the related liabilities are recorded as separate account assets and separate account liabilities on the consolidated statements of financial condition in accordance with the AICPA Audit and Accounting Guide: Life and Health Insurance Entities.

The net investment income and net realized and unrealized gains and losses attributable to separate account assets supporting individual and group pension contracts accrue directly to the contract owner and are not reported as revenue in the consolidated statements of income. Policy administration and management fees associated with separate account products are included in investment advisory and administration fees in the consolidated statements of income.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the average cost method.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of the assets under management (“AUM”) or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations or for other reasons. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company contracts with third parties and related parties for various mutual fund administration and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the Company’s management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has recorded its management fees net of retrocessions. Retrocessions for the years ended December 31, 2007 and 2006 were $780,416 and $156,014, respectively, and were reflected net in investment advisory and administration fees on the consolidated statements of income. The Company did not enter into any retrocession arrangements prior to 2006.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees generally are earned upon exceeding specified investment return thresholds. Such fees are recorded upon completion of the measurement period.

The Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as revenue on its consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2007 and 2006, the Company had $28,567 and $0, respectively of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based primarily on pre-determined percentages of the market value of assets subject to the services, on fixed monthly or quarterly payments or upon attainment of certain pre-defined milestones. The fees earned for risk management, investment analytic and investment system services are recorded in other revenue on the consolidated statements of income.

The Company also earns other advisory service fees which is recorded in other revenue on the statement of income when services are completed.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s stock-based compensation plans generally vest over periods ranging from one to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the year ended December 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on full year 2005 net income and earnings per share if the fair value based method in accordance with SFAS No. 123 had been applied to all outstanding and unvested option awards.

Year ended December 31,
2005
Net income, as reported	$233,908
Add: Stock-based employee compensation expense included in net income, as reported, net of tax	8,458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(16,384)

Pro forma net income	$225,982

Earnings per share:
Basic - as reported	$3.64
Basic - pro forma	$3.52

Diluted - as reported	$3.50
Diluted - pro forma	$3.38

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Stock-based Compensation (continued)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement revised SFAS No. 123 and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition approach, with no cumulative effect on net income. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The adoption of SFAS No. 123(R) reduced 2006 pre-tax net income and net income by approximately $12,556 and $7,911, respectively, and affected earnings per share by approximately $0.10 per basic share and $0.09 per diluted share. The impact of the adoption of SFAS No. 123(R) was immaterial to the Company’s consolidated statement of cash flows.

The Company measures the grant-date fair value of employee share options and similar instruments using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The grant-date fair value of restricted share units is calculated using the Company’s share price on the date of grant. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards. Awards under the Company’s stock-based compensation plans vest over periods ranging from one to five years. Expense is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally are derived using historical forfeiture information, where available, and are reviewed for reasonableness at least annually.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement eligible employees over the required service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually-required retirement notification period, if applicable.

The firm pays cash dividend equivalents on outstanding restricted stock units (“RSUs”). Dividend equivalents are charged to retained earnings. SFAS No. 123(R) requires dividend equivalents on RSUs expected to be forfeited to be included in compensation and benefits expense.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs include payments to third parties and affiliates, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs are expensed when incurred.

Leases

The Company accounts for its operating leases in accordance with SFAS No. 13, Accounting for Leases. The Company expenses the lease payments associated with operating leases during the lease term (including rent-free periods), beginning on the commencement of the lease terms.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Foreign Exchange

Financial assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-financial assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to the Company’s consolidated statements of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

BlackRock adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Excess tax benefits related to stock-based compensation are recognized as additional paid in capital and subsequent to the adoption of SFAS No. 123(R) are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between recorded tax benefit and tax return benefit. At December 31, 2007, BlackRock had excess additional paid-in capital credits to absorb potential deficits between recorded tax benefits and tax return benefits.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

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

In accordance with SFAS No. 128, Earnings per Share, shares of the Company’s common stock are not included in basic earnings per share until contingencies are resolved and the shares are released. Shares of the Company’s common stock are not included in diluted earnings per share unless the contingency has been met assuming that the contingency period ended on the date of the consolidated statement of financial condition.

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the consolidated statements of financial condition. The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•

The fair value of marketable investments is based on quoted market prices. If investments are not readily marketable, fair values are primarily determined based on net asset values of investments in partnerships or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment and industry. At December 31, 2007, the carrying value of investments approximated fair value.

•	At December 31, 2007, the estimated fair value of the Company’s $249,997 aggregate principal amount of convertible debentures was $540,000. The fair value was estimated using market prices.

•	At December 31, 2007, the estimated fair value of the Company’s $700,000 long-term notes was $726,600. The fair value was estimated using an applicable bond index.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statements of financial condition and to measure those investments at fair value.

The Company uses derivative financial instruments primarily for purposes of hedging (a) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities and (b) market exposures for certain investments. Derivative financial instruments are not entered into for trading or speculative purposes. The Company may use derivatives in connection with capital support agreements with affiliated investment companies. Certain consolidated funds may invest in derivatives as a part of their investment strategy. Changes in the fair value of the Company’s derivative financial instruments are recognized in current earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities, in the consolidated statements of income.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year presentation.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the impact of adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial condition and to recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2008. The Company adopted the balance sheet recognition provisions of SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument and it is irrevocable once elected. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the application of SFAS No. 159 to have a material impact on its consolidated financial statements.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees on equity classified as non-vested equity shares, non-vested equity share units or outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company does not expect the application of EITF 06-11 to have a material impact on its consolidated financial statements.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA Audit and Accounting Guide for Investment Companies, (the “Guide”) should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. On February 6, 2008, the FASB indefinitely deferred the effective date of SOP 07-1 to address the implementation issues that have arisen and to possibly revise SOP 07-1.

In May 2007, the FASB issued FSP FIN 46(R)-7, Application of FIN 46R to Investment Companies (“FSP FIN 46(R)-7”) which amends FIN 46(R) to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The Company currently is evaluating the impact that the adoption of FSP FIN 46(R)-7 may have on its consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company currently is evaluating the potential impact of SFAS No. 160 to its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) revises SFAS No. 141, Business Combinations, while retaining the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) further defines the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as a business combination. Additionally, SFAS No. 141(R) changes the fair value measurement provisions for determining assets acquired and liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer be expensed as incurred. In addition, if liabilities for unrecognized tax benefits related to tax positions assumed in a business combination are settled prior to the adoption of SFAS 141(R), the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of SFAS No. 141(R), such reversals will affect the income tax provision in the period of reversal. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company currently is evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

3.	Mergers and Acquisitions

Quellos Group

On October 1, 2007, the Company closed the Quellos Transaction and paid Quellos $562,500 in cash and issued 1,191,785 shares of BlackRock common stock, valued at $187,500. The common stock will be held in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. The value of the common stock consideration was determined using the average closing price of BlackRock’s common stock ten days before the Quellos Transaction announcement date.

In addition, Quellos may receive two contingent payments, upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to $969,000 in a combination of cash and stock. The first contingent payment, of up to $374,000 is payable, in 2009, up to 25% in BlackRock common stock converted into common shares at a price of $157.33, and the remainder in cash. The second contingent payment, based on investment advisory fees through 2010, of up to $595,000 is payable in cash.

The Quellos Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The excess, if any, of the final purchase price, which may include contingent consideration payments, over the fair value of assets acquired and liabilities assumed will be recorded as goodwill.

A summary of the estimated acquisition date fair values of the assets acquired and liabilities assumed in this acquisition is as follows:

Estimate of Fair Value
Investments	$20,074
Property and equipment	9,435
Other assets	4,329
Goodwill	27,437
Finite-life intangible management contracts	161,000
Indefinite-life intangible management contracts	631,000
Liabilities assumed	(33,648)
Due to Quellos	(13,390)
Deferred tax liabilities	(281,104)

Total purchase price, including transaction costs	$525,133

Summary of consideration, net of cash acquired:
Cash paid	$562,500
Cash acquired	(49,340)
Other capitalized transaction costs	11,973

Total consideration	$525,133

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

3.	Mergers and Acquisitions

Quellos Group (continued)

Finite-life intangible management contracts have a weighted average estimated useful life of approximately eight years and are amortized on the straight-line method.

Approximately $11,973 of direct costs were capitalized in conjunction with the Quellos Transaction, primarily representing $7,500 of financial advisory fees and approximately $4,473 in legal and other professional fees.

The purchase accounting adjustments are preliminary and subject to revision. At this time, except for the items noted below, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction. Specifically, the following assets and liabilities are subject to change:

•

Investments were valued at fair value using the most up to date information available. The values of such investments may change, primarily as the result of finalization of the valuations of non-marketable investments;

•

Intangible management contracts were valued using preliminary October 1, 2007 AUM and assumptions. The value of such contracts may change, primarily as the result of updates to AUM and those assumptions;

•	As management receives additional information, deferred income tax assets and liabilities may be adjusted as the result of changes in purchase accounting and applicable tax rates.

•

As contingencies are resolved, BlackRock common shares held in escrow may be released from escrow. If contingent consideration payments are made to Quellos, additional purchase price consideration will be recorded, which may result in additional goodwill if there is excess purchase price over the fair value of assets acquired and liabilities assumed.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

3.	Mergers and Acquisitions

Quellos Group (continued)

The following unaudited pro forma combined financial information does not purport to be indicative of actual financial position or results of BlackRock’s operations had the Quellos and MLIM Transactions actually been consummated at the beginning of each period presented. The 2006 pro-forma financial information has been prepared as if the MLIM and Quellos acquisitions occurred at the beginning of the period. The 2007 pro-forma financial information was prepared as if the Quellos acquisition occurred at the beginning of the period. Certain one-time charges have been eliminated. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock, Quellos and MLIM filed consolidated income tax returns during the year presented. Management expects to realize net operating synergies from this transaction. The pro forma combined financial information does not reflect the potential impact of these synergies.

(unaudited)	Year Ended December 31,
(in millions, except per share data)	2007	2006
Total revenue	$5,112	$4,094
Operating income	$1,424	$1,205
Net income	$1,052	$819
Earnings per share:
Basic	$8.19	$6.35
Diluted	$7.96	$6.21

BlackRock results included $20,661 and $141,932 of MLIM and Quellos integration costs during the years ended December 31, 2007 and 2006, respectively. For purposes of the pro forma financial information above, these costs have been removed as they are deemed to be one-time integration costs directly attributable to the transactions

The results for the year ended December 31, 2006 include a pre-tax expense of $62 million related to potential legal claims related to the Quellos business. The liability related to such claims was not assumed in the transaction. The MLIM Business for the nine months ended September 30, 2006 includes a pre-tax expense of $109 million related to the acceleration of certain stock-based compensation. These expenses are not excluded from the pro forma results above as they are not directly attributable to the transactions.

Fund of Hedge Funds

On April 30, 2003, the Company purchased an 80% interest in an investment manager of a hedge fund of funds for approximately $4,100 in cash. On October 1, 2007, the Company paid $27,000 in cash to purchase the remaining 20% of the investment manager. The purchase price of the remaining interest was performance-based and was not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. As a result of the transaction in October 2007 $21,292 and $8,400 of additional goodwill and indefinite-life intangible assets, respectively, was recorded.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

3.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers

On September 29, 2006, the Company completed the MLIM Transaction and issued 52,395,082 shares of BlackRock common stock and 12,604,918 of series A non-voting participating preferred stock to Merrill Lynch in consideration for the MLIM Business. Total consideration issued to Merrill Lynch was $9,089,233, net of cash acquired, including capitalized transaction costs. The Company’s consolidated financial statements include the accounts of the MLIM Business subsequent to September 29, 2006.

In connection with the MLIM Transaction, Merrill Lynch and PNC each have entered into stockholder agreements with BlackRock. Pursuant to the terms of the stockholder agreement, Merrill Lynch is restricted from owning more than 49.8% of the fully diluted capital stock of BlackRock. PNC, which owned approximately 69% of BlackRock’s total capital stock prior to the MLIM Transaction, owned approximately 34% of the total outstanding capital stock as of September 30, 2006 and December 31, 2006. Pursuant to the terms of the stockholder agreement, PNC generally is restricted from owning more than the greater of 35% of the capital stock of BlackRock or the percentage ownership it held immediately following the closing of the MLIM Transaction, except in the case where an increase in PNC’s percentage ownership is due to a BlackRock share buyback, in which case PNC is permitted to own no more than 40% of the Company’s outstanding capital stock.

In addition to the ownership restrictions described above, the stockholder agreements include the following additional provisions, among others:

•	Both Merrill Lynch and PNC generally are restricted from purchasing additional shares of BlackRock common stock if it would result in either exceeding their respective ownership caps;

•	Merrill Lynch is restricted from transferring any common stock or the series A non-voting participating preferred stock for a period of three years without the prior consent of BlackRock;

•

PNC, and Merrill Lynch after the third anniversary of the closing of the MLIM Transaction, are subject to additional transfer restrictions designed to ensure that no party acquires a significant holding of voting stock;

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

3.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

The series A non-voting participating preferred stock:

•	Except as otherwise provided by applicable law, is non-voting;

•	Participates in dividends, on a basis generally equal to the common stock;

•	Grants the holder the right to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	Benefits from a liquidation preference of $0.01 per share; and

•	Is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

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

A summary of the recorded fair values at September 29, 2006 of the assets acquired and liabilities assumed in this acquisition, including adjustments made subsequent to the Company’s original estimates is as follows:

Adjusted Estimate of Fair Value
Accounts receivable	$645,273
Investments	1,262,579
Property and equipment	36,631
Deferred mutual fund commissions	188,491
Other assets	151,592
Separate account assets	4,212,311
Finite-life intangible management contracts	1,135,100
Indefinite-life intangible management contracts	4,477,400
Goodwill	5,234,052
Liabilities assumed	(6,074,109)
Deferred tax liabilities	(2,001,019)
Payable to Merrill Lynch	(179,068)

Total purchase price, including transaction costs	$9,089,233

Summary of consideration, net of cash acquired:
Capital stock, at fair value	$9,577,100
Cash acquired	(519,761)
Other capitalized transaction costs	31,894

Total consideration	$9,089,233

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

3.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

The fair values of the assets acquired and liabilities assumed in the MLIM Transaction were estimated by management. The Company utilized an income approach to valuing the acquired intangible management contracts of MLIM, including mutual funds and separate accounts, which requires a projection of revenues, based in part upon estimates of AUM growth and client attrition, and expenses both specifically attributable to the intangible assets. The discounted cash flow method was then applied to the potential income streams. The value of the intangible asset was taken as the present value of the after-tax cash flows attributable to the asset.

Generally, acquired management contracts of mutual funds are considered indefinite-lived intangible assets, while acquired management contracts of separate accounts and funds with fixed terms are considered finite-lived. Remaining economic useful life of finite-lived intangible management contracts were based upon historical and projected client turnover.

Nomura BlackRock Asset Management

On September 29, 2006, BlackRock acquired the 50% interest in Nomura BlackRock Asset Management Co., Ltd. (“NBAM”) that was held by its joint venture partner, Nomura Asset Managers (“Nomura”), for a purchase price of five billion Japanese yen (approximately $42,408), subject to certain adjustment provisions. Prior to the NBAM transaction, NBAM was consolidated in the Company’s financial statements under FIN No. 46(R), as a result of the preferential payments received by a BlackRock subsidiary which resulted in BlackRock being considered the primary beneficiary of NBAM.

The Company accounted for its acquisition of NBAM using step acquisition accounting in accordance with SFAS No. 141, resulting in a partial step-up in the book basis of the assets of NBAM to fair value. As a result of the acquisition, the Company recorded finite-lived intangible assets of $13,100 with an amortizable life of nine years and goodwill of approximately $34,025.

SSRM Holdings, Inc.

On January 31, 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc. (renamed BlackRock Realty Advisors, Inc., “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $265,089 in cash and 550,000 shares of BlackRock restricted common stock. The Company’s consolidated financial statements include the accounts of SSR subsequent to January 31, 2005. MetLife generally was precluded from selling the BlackRock shares received in the SSR Transaction until the third anniversary of the closing.

Pursuant to the terms of the stock purchase agreement for the SSR transaction an additional payment was made to MetLife in the amount of $50,000 based on the Company achieving specified retention levels of AUM and run-rate revenue for the year ended January 31, 2006. This amount was paid in the second quarter of 2006.

In addition, the stock purchase agreement provides for two other contingent payments. MetLife received 32.5% of performance fees earned, as of March 31, 2006, from a certain large institutional real estate client. In 2006, the Company incurred and paid a fee sharing expense of $34,450 related to this arrangement. In addition, on the fifth anniversary of the closing of the SSR Transaction, MetLife may receive an additional payment up to a maximum of $10,000 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

4.	Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
	December 31, 2007	December 31, 2006
Available-for-sale investments	$263,795	$158,442
Trading investments	395,006	370,718
Other investments:
Consolidated sponsored investment funds	760,378	1,199,484
Equity method	554,016	326,537
Cost method	4,039	24,247
Deferred compensation plan investments	22,710	18,146

Total other investments	1,341,143	1,568,414

Total investments	$1,999,944	$2,097,574

BlackRock acts as general partner or managing member for consolidated sponsored private equity funds of funds. In December 2007, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in approximately 14 funds with net assets at December 31, 2007 of approximately $1,000,000. The granting of these rights resulted in the deconsolidation of such investment funds from the consolidated financial statements as of December 31, 2007.

At December 31, 2007, the Company had $1,054,208 of total investments held by consolidated sponsored investment funds. At December 31, 2007, $293,830 and $760,378 of the investments held by consolidated sponsored investments funds were classified as a component of trading investments (equity and municipal debt securities) and other investments, respectively.

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

		Gross Unrealized		Carrying
	Cost	Gains	Losses	Value
December 31, 2007
Total available-for-sale investments:
Sponsored investment funds	$245,677	$5,894	($1,217)	$250,354
Collateralized debt obligations	10,458	53	—	10,511
Other	2,815	115	—	2,930

Total available-for-sale investments	$258,950	$6,062	($1,217)	$263,795

December 31, 2006
Total available-for-sale investments:
Sponsored investment funds	$118,147	$8,085	($583)	$125,649
Collateralized debt obligations	27,496	1,866	—	29,362
Other	3,312	119	—	3,431

Total available-for-sale investments	$148,955	$10,070	($583)	$158,442

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

4.	Investments (continued)

The Company has reviewed the gross unrealized losses of $1,217 at December 31, 2007, the majority of which had been in a loss position for less than twelve months, and determined that these losses were not other than temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses. As a result, the Company recorded no impairments on such securities.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded impairments of $16,497, $2,256 and $811 to its CDO investments, respectively.

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2007, 2006 and 2005 is shown below.

	Year ended December 31,
	2007	2006	2005
Sales proceeds	$111,710	$6,682	$15,126

Net realized gain:
Gross realized gains	$7,673	$1,428	$629
Gross realized losses	(152)	—	(13)

Net realized gain	$7,521	$1,428	$616

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

A summary of the cost and carrying value of trading and other investments is as follows:

	Cost	Carrying Value
December 31, 2007
Trading investments:
Deferred compensation plan investments	$40,394	$44,680
Equity securities	103,058	116,742
Municipal debt securities	239,398	233,584

Total trading investments	$382,850	$395,006

Other investments:
Consolidated sponsored investment funds	$721,300	$760,378
Equity method	463,497	554,016
Cost method	4,039	4,039
Deferred compensation plan investments	14,086	22,710

Total other investments	$1,202,922	$1,341,143

December 31, 2006
Trading investments:
Deferred compensation plan and other investments	$53,306	$54,527
Equity securities	139,874	148,025
Municipal debt securities	154,015	154,510
Corporate notes and bonds	13,779	13,656

Total trading investments	$360,974	$370,718

Other investments:
Consolidated sponsored investment funds	$1,180,099	$1,199,484
Equity method	308,470	326,537
Cost method	24,247	24,247
Deferred compensation plan investments	14,074	18,146

Total other investments	$1,526,890	$1,568,414

Management reviewed the carrying value of investments accounted for using the cost method at December 31, 2007 and estimated their aggregate fair value to be equal to their carrying value. No impairments were recorded on such investments during the years ended December 31, 2007, 2006 or 2005.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

4.	Investments (continued)

Trading investments include deferred compensation plan investments, equity and debt securities within certain consolidated sponsored investment funds and equity securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

The carrying value of investments in debt securities by contractual maturity at December 31, 2007 and 2006 was as follows:

	Carrying Value
Maturity date	December 31, 2007	December 31, 2006
<1 year	$—	$776
1-5 years	9,567	7,989
5-10 years	28,677	2,772
After 10 years	195,340	156,629

Total	$233,584	$168,166

At December 31, 2007, the debt securities in the table above consist of municipal debt securities held by a fund that is consolidated in the Company’s financial statements.

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated investment funds are classified as trading and other investments. At December 31, 2007 and 2006, the following balances related to these funds were consolidated in the consolidated statements of financial condition:

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$66,971	$90,919
Investments	1,054,208	1,469,930
Other net liabilities	(218,337)	(127,266)
Non-controlling interest	(578,210)	(1,109,092)

Total exposure to consolidated investment funds	$324,632	$324,491

BlackRock’s total exposure to consolidated sponsored investment funds of $324,632 and $324,491 at December 31, 2007 and 2006, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interest. Approximately $209,729 and $95,815 of borrowings by consolidated sponsored investment funds at December 31, 2007 and December 31, 2006, respectively, is included in other liabilities on the consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

5.	Variable Interest Entities

In the normal course of business, the Company is the manager of various types of investment vehicles, including collateralized debt obligations and private investment funds, that may be considered VIEs. The Company receives management fees or other incentive related fees for its services and may from time to time own equity or debt securities in the vehicles, each of which are considered variable interests. The Company engages in these variable interests principally to address client needs, through the launch of such investment vehicles.

At December 31, 2007, the Company was the primary beneficiary of one VIE, which resulted in consolidation of a sponsored private investment fund with net assets of $96,229, primarily consisting of cash and cash equivalents and investments. Creditors of the VIE do not have recourse to the credit of the Company. The Company’s variable interests and maximum risk of loss related to this VIE was not material to its consolidated financial statements.

At December 31, 2007 and 2006 the Company’s maximum risk of loss related to VIEs in which it had a significant variable interest and was not the primary beneficiary were as follows:

	December 31, 2007	December 31, 2006
Maximum Risk of Loss from:
Collateralized debt obligations	$32,098	$52,125
Private investment funds	197,234	7,994

Total	$229,332	$60,119

At December 31, 2007, the Net Assets of the VIEs in which the Company had a significant variable interest and was not the primary beneficiary was approximately $1,800,000.

At December 31, 2007, BlackRock’s maximum risk of loss for private investment funds primarily relates to: (i) BlackRock’s equity investment in two enhanced cash funds and (ii) the impact of the Company’s capital support agreements which were established in support of the two enhanced cash funds. In addition, the table above excludes the value of a credit default swap related to a synthetic CDO transaction. See Note 6 for further information.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

6.	Derivatives and Hedging

For the years ended December 31, 2007 and 2006, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended.

By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. For the year ended December 31, 2007, the change in fair value of foreign exchange forward contracts was not material to the Company’s consolidated financial statements.

During 2007, the Company entered into a series of total return swaps to economically hedge market price exposures with respect to seed investments in sponsored investment products. At December 31, 2007, the outstanding total return swaps had an aggregate notional value of approximately $93,600 and net realized and unrealized losses of approximately $820 for the year ended December 31, 2007. The net losses were included in non-operating income in the Company’s consolidated statements of income.

BlackRock entered into capital support agreements, up to $100,000 with two enhanced cash funds, backed by letters of credit (“LOCs”) in which BlackRock agreed to reimburse the bank for any amounts drawn on the LOCs. As of the date the LOCs were issued, BlackRock established a $12,000 derivative liability for the fair value of the capital support agreements for the two funds. The amount of the liability will increase or decrease as BlackRock’s obligation under the guarantee fluctuates based on the fair value of the derivative.

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction (“Pillars”). The Company has entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $16,667, representing the Company’s maximum risk of loss with respect to the provision of credit protection. Under the terms of its credit default swap with Citibank, the Company is entitled to an annual coupon of 4% of the swap’s notional balance of $16,667 and 25% of the structure’s residual balance at its expected termination date in December 2009. The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under FIN 46(R) and has concluded the Company is not Pillars’ primary beneficiary. Pursuant to SFAS No. 133, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. For the year ended December 31, 2007, the Company recorded a net gain of $64 in non-operating income in the consolidated statement of income related to interest accrued offset by the change in the fair value of the credit default swap. At December 31, 2007, the fair value of the Pillars credit default swap was approximately $4,920 and was included in other assets on the consolidated statement of financial condition.

The Company may, at times, consolidate certain sponsored investment funds which utilize derivative instruments as a part of the fund’s investment strategy. Such derivatives are not material to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

7.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
	life - in years	2007	2006
Property and equipment:
Land	N/A	$3,564	$3,564
Building	39	16,972	16,972
Building improvements	15	12,169	12,030
Leasehold improvements	1-15	145,101	113,718
Equipment and computer software	3-5	254,977	184,706
Furniture and fixtures	3-7	51,036	39,072
Construction in progress	N/A	8,286	4,555

Gross property and equipment		492,105	374,617

Less: accumulated depreciation		225,645	159,833

Property and equipment, net		$266,460	$214,784

N/A—Not applicable

Qualifying software costs of approximately $25,457, $11,519 and $9,443 have been capitalized for the years ended December 31, 2007, 2006 and 2005 respectively, and are being amortized over an estimated useful life of three years.

Depreciation expense was $67,742, $35,291 and $23,397 for the years ended December 31, 2007, 2006 and 2005, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

8.	Goodwill

Goodwill activity during the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Beginning of year balance	$5,257,017	$189,814
Goodwill acquired related to:
Quellos	27,437	—
Fund of hedge funds manager	21,292	—
MLIM	—	5,021,959
NBAM	—	27,725

Total goodwill acquired	48,729	5,049,684
Goodwill adjustments related to:
MLIM	212,093	—
Quellos	(4,684)	—
NBAM	6,300
Other	259	17,519

Total goodwill adjustments	213,968	17,519

End of year balance	$5,519,714	$5,257,017

During the year ended December 31, 2007, the Company recorded goodwill adjustments of $213,968 primarily related to the MLIM Transaction as the result of the Company’s review of its purchase price allocation of the net assets acquired in the MLIM Transaction. Additional net deferred tax liabilities totaling $176,825 were recorded during the year, comprised of $212,374 of increased deferred tax liabilities related primarily to changes in expected applicable state tax rates, offset by $35,549 of deferred tax assets related to additional expected compensation deductions. Additionally, the Company established a reserve and the related deferred tax asset for an out-of-market lease assumed in the MLIM Transaction in the net amount of $23,166. These adjustments increased recorded goodwill arising from the MLIM Transaction.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. It is expected that goodwill will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

9.	Intangible Assets

Intangible assets at December 31, 2007 and 2006 consisted of the following:

	Remaining Weighted-Average Estimated Useful Life	December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$4,461,290	$—	$4,461,290
Alternative investment products	N/A	889,842	—	889,842

Total indefinite-lived intangible assets		5,351,132	—	5,351,132

Finite-lived intangible assets:
Acquired management contracts:
Institutional	8.5	832,500	119,237	713,263
Retail	9.7	348,200	39,655	308,545
Alternative investment products	7.6	199,740	19,558	180,182

Total finite-lived intangible assets	8.7	1,380,440	178,450	1,201,990

Total intangible assets		$6,731,572	$178,450	$6,553,122

The 2007 increase in intangible assets was primarily related to the Quellos Transaction.

	Remaining Weighted-Average Estimated Useful Life	December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$4,461,290	$—	$4,461,290
Alternative investment products	N/A	250,442	—	250,442

Total indefinite-lived intangible assets		4,711,732	—	4,711,732

Finite-lived intangible assets:
Acquired management contracts:
Institutional	9.4	832,500	32,118	800,382
Retail	10.7	348,200	8,000	340,200
Alternative investment products	9.9	38,740	8,624	30,116

Total finite-lived intangible assets	9.8	1,219,440	48,742	1,170,698

Total intangible assets		$5,931,172	$48,742	$5,882,430

N/A—Not applicable

Amortization expense for finite-lived intangible assets was $129,736, $37,515 and $7,505 in 2007, 2006 and 2005, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

9.	Intangible Assets (continued)

Finite-Lived Acquired Management Contracts

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition, was $8,040 on May 15, 2000. This amount was recorded as an intangible asset and is being amortized on a straight-line basis over ten years. At December 31, 2007, the unamortized balance on this management contract was $1,909. The Company’s remaining liability at December 31, 2007 of $2,487 is included in long-term borrowings on the consolidated statement of financial condition. The Company’s remaining cash obligation at December 31, 2007 is approximately $684 per year for the next three years. If Anthracite’s management contract is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

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

On October 1, 2007, in conjunction with the Quellos Transaction, the Company acquired $161,100 of finite-life management contracts, consisting primarily of private equity, fund of funds and other contracts. The weighted-average useful life of these finite-life management contracts is approximately 7.5 years.

Estimated amortization expense for finite lived intangible assets for each of the five succeeding years is as follows:

2008	$145,489
2009	$143,770
2010	$142,699
2011	$139,382
2012	$138,646

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

9.	Intangible Assets (continued)

Indefinite-Lived Acquired Management Contracts

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired indefinite-life management contracts valued at $4,477,400, consisting of accounts for 100% of $4,271,200 of retail mutual funds and $206,200 of alternative investment products.

On January 31, 2005, the Company acquired $229,200 in indefinite-life management contracts in the SSR transaction, consisting of $187,800 in contracts with mutual funds and $41,400 in contracts with alternative investment funds.

On October 1, 2007, in conjunction with the Quellos Transaction, the Company acquired $631,000 in indefinite-life management contracts, consisting of alternative investment products.

On October 1, 2007, the Company purchased the remaining 20% of an investment manager of a fund of hedge funds. In conjunction with this transaction, the Company recorded $8,400 in additional indefinite-life management contracts consisting of alternative investment products.

10.	Borrowings

Short-Term Borrowings:

In December 2006, the Company entered into an unsecured revolving credit facility with a syndicate of banking institutions. This facility, as amended in February 2007 (the “2006 facility”), permitted the Company to borrow up to $800,000.

In August 2007, the Company terminated the 2006 facility and entered into a new five year $2,500,000 unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $3,000,000. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at December 31, 2007.

The 2007 facility was used to refinance the 2006 facility and will provide back-up liquidity, fund ongoing working capital for general corporate purposes and fund various investment opportunities. At December 31, 2007, the Company had $300,000 outstanding under the 2007 facility with interest rates between 5.105% to 5.315% and maturity dates between March 2008 and September 2008.

In December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the existing 2007 facility totaling in aggregate $100 million.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

10.	Borrowings (continued)

Long-Term Borrowings:

The Company’s long-term borrowings included the following components:

	December 31,
	2007	2006
Long-term notes	$694,537	$—
Convertible debentures	249,997	249,997
Other	2,487	3,170

Total long-term borrowings	$947,021	$253,167

Long-term notes

In September 2007, the Company issued $700,000 in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “Notes”). The Notes were issued at a discount of $5,628, which is being amortized over their ten-year term. The Company incurred approximately $4,000 in debt issuance costs, which are included in other assets on the consolidated statements of financial condition and are being amortized over the term of the Notes.

Convertible debentures

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced August 15, 2005.

Prior to February 15, 2009, the Debentures may be convertible at the option of the holder at a December 31, 2007 conversion rate of 9.8508 shares of common stock per $1 principal amount of Debentures under certain circumstances. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s common stock, if during the five business day period after any five consecutive trading day period in which the trading price per Debenture for each day of such period is less than 103% of the product of the last reported sales price of BlackRock’s common stock and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of BlackRock common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets or a change of control of the Company. On and after February 15, 2009, the Debentures will be convertible into cash at any time prior to maturity at the option of the holder and, in some situations as described below, additional shares of the Company’s common stock at the above initial conversion rate, subject to adjustments.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

10.	Borrowings (continued)

Long-Term Borrowings: (continued)

Convertible debentures (continued)

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

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, each payment of quarterly dividends greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, BlackRock’s common stock, a distribution of assets or indebtedness to holders of BlackRock common stock or a tender offer on the common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that any economic gains realized by the Company’s stockholders are shared with the holders of the Debentures. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions and has been subsequently revised in 2007 to 9.8508 as a result of dividends paid by the Company that were in excess of $0.30 per share.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

10.	Borrowings (continued)

Long-Term Borrowings: (continued)

Convertible debentures (continued)

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

11.	Commitments and Contingencies

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements which expire through 2023. Future minimum commitments under these operating leases are as follows:

Year	Amount
2008	$71,696
2009	65,463
2010	62,919
2011	60,576
2012	54,944
Thereafter	216,982

$532,580

The above lease commitments include facilities which currently are leased from Merrill Lynch, a related party to BlackRock. Future lease commitments on such leases are $11,435 in 2008, $8,539 in 2009, $7,314 in 2010, $5,770 in 2011 and $5,559 in 2012.

Rent expense and certain office equipment expense under agreements amounted to $84,888, $42,976 and $25,547 for the years ended December 31, 2007, 2006 and 2005, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

11.	Commitments and Contingencies (continued)

Investment / Loan Commitments

The Company has certain investment and loan commitments relating primarily to real estate products and funds of funds. Dates shown below represent the expiration dates of the commitments. Amounts to be funded generally are callable at any point prior to the expiration of the commitment. The Company has the following unfunded investment and loan commitments at December 31, 2007:

Year of Expiration	Amount
2008	$98,795
2009	89,642
2010	49,548
2011	643
2012	—
Thereafter	364,927

Total	$603,555

BlackRock also is obligated to maintain a specified ownership level in certain investment products, which may result in additional required contributions of capital. These amounts and timing of such amounts are inherently uncertain.

Contingent Payments Related to Business Acquisitions

On October 1, 2007, the Company acquired the fund of funds business of Quellos (See Note 3). The Asset Purchase Agreement associated with this acquisition provides for contingent payments to Quellos of up to an additional $969,000 in a combination of cash and stock contingent upon certain operating measures through December 31, 2010.

In addition, on January 31, 2010, the fifth anniversary of the closing of the SSR Transaction (See Note 3), MetLife may be entitled to receive an additional payment up to a maximum of $10,000 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

Capital Support Agreements

In December 2007, BlackRock entered into capital support agreements with two enhanced cash funds, backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock has agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the two enhanced cash funds. The terms of the capital support agreements expire in December 2008 unless renewed by BlackRock.

Other Contingent Payments

The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $16,667 under a credit default swap between the Company and Citibank. See Note 6 for further discussion of this transaction and the related commitment.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

11.	Commitments and Contingencies (continued)

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

The Company, and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations, class actions, and other litigation and regulatory proceedings arising in connection with BlackRock’s activities. While Merrill Lynch has agreed to indemnify the Company for certain pre-closing liabilities related to legal and regulatory proceedings acquired in the MLIM Transaction, entities that BlackRock now owns may be named as defendants in these matters and the Company’s reputation may be negatively impacted. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Year ended December 31,
	2007	2006	2005
Stock-based compensation:
Restricted stock and RSUs	$121,762	$48,486	$12,044
Stock options	12,977	12,537	340
Long-term incentive plans (funded by PNC)	53,517	50,031	48,587
ESPP and other	—	9,382	8,479

Total stock-based compensation	$188,256	$120,436	$69,450

Stock Award and Incentive Plan

Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees. A maximum of 17,000,000 shares of common stock are authorized for issuance under the Award Plan. Of this amount, 5,451,220 shares remain available for future awards at December 31, 2007. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury, to the extent available.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation (continued)

Stock Options

Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2003. Options granted have a ten-year life, vest ratably over periods ranging from three to four years and become exercisable upon vesting. Prior to the January 2007 grant described below, the Company had not granted any stock options since 2003. Stock option activity for the years ended December 31, 2007, 2006 and 2005 is summarized below:

		Weighted
	Shares	average
	under	exercise
Outstanding at	option	price
December 31, 2004	4,935,736	$36.84
Exercised	(320,093)	$37.18
Forfeited	(38,002)	$37.36

December 31, 2005	4,577,641	$36.81
Exercised	(113,572)	$33.23
Forfeited	(6,400)	$37.36

December 31, 2006	4,457,669	$36.90
Granted	1,545,735	$167.76
Exercised	(1,899,239)	$36.96
Forfeited	(3,000)	$37.36

December 31, 2007(1)	4,101,165	$86.19

(1)	At December 31, 2007, approximately 3.9 million awards were vested or are expected to vest.

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $267,729, $11,531 and $14,502, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation (continued)

Stock Options (continued)

Stock options outstanding and exercisable at December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value of Exercisable Shares
(per share)
$14.00	159,584	1.75	$14.00	159,584	$14.00	1.75	$32,364
$37.36	1,985,646	4.79	$37.36	1,985,646	$37.36	4.79	356,304
$43.31	410,200	2.95	$43.31	410,200	$43.31	2.95	71,165
$167.76	1,545,735	9.08	$167.76	—	—	—	—

	4,101,165	6.10	$86.19	2,555,430	$36.86	4.30	$459,833

On January 31, 2007, the Company awarded options to purchase 1,545,735 shares of BlackRock common stock to certain executives as long-term incentive compensation. The options vest on September 29, 2011, provided that the Company has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The options have a strike price of $167.76, which was the closing price of the shares on the grant date. Fair value, as calculated in accordance with a modified Black-Scholes model, was approximately $45.88 per option. The fair value of the options is being amortized over the vesting period as exceeding the performance hurdles was deemed probable of occurring.

Assumptions used in calculating the grant-date fair value for the stock options issued in January 2007 were as follows:

Exercise price	$167.76
Expected term (years)	7.335
Expected volatility	24.5%
Dividend yield	1.0%-4.44%
Risk-Free interest rate	4.8%

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation (continued)

Stock Options (continued)

The Company’s expected option term was derived using the mathematical average between the earliest vesting date and the option expiration date in accordance with SEC Staff Accounting Bulletin No. 107. The Company’s expected stock volatility assumption was based upon historical stock price fluctuations of BlackRock’s common stock. The dividend yield assumption was derived using estimated dividends over the expected term and the stock price at the date of grant. The risk free interest rate is based on the U.S. Treasury yield at date of grant.

As of December 31, 2007, the Company had $56,988 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3.8 years.

Restricted Stock

Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Restricted stock was issued for stock awards prior to 2006. RSUs were issued for the majority of grants in 2006 and 2007. These restricted shares and RSUs vest over periods ranging from one to five years and are expensed on the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Dividend equivalents on restricted stock and RSUs are paid to employees based on the dividend payment date.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation (continued)

Restricted Stock (continued)

Restricted stock and RSU activity for the years ended December 31, 2007, 2006 and 2005 is summarized below:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2004	140,814	$51.77
Granted	251,095	$80.33
Converted	(100,261)	$66.48

December 31, 2005	291,648	$71.30
Granted	1,341,975	$137.97
Converted	(113,456)	$68.15
Forfeited	(4,277)	$113.13

December 31, 2006	1,515,890	$130.49
Granted	2,551,913	$167.64
Converted	(274,164)	$104.15
Forfeited	(84,631)	$159.95

December 31, 2007(1)	3,709,008	$158.01

(1)	At December 31, 2007, approximately 3.5 million awards are expected to vest.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2006, the Company issued approximately 299,400 RSUs to certain employees at a total fair value of approximately $33,874. The awards vest evenly over three years. In November 2006, the Company granted approximately 1,013,600 RSUs, which vest after five years as incentive awards to former MLIM employees remaining with BlackRock after the closing of the MLIM Transaction.

On January 25, 2007, the Company issued approximately 901,200 RSUs to employees in conjunction with their annual incentive compensation awards. The RSU awards vest over three years through January 2010. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $169.70. The grant date fair value of the RSUs is being amortized into earnings on the straight-line method over the requisite service period, net of expected forfeitures, for each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition, in January 2007, the Company granted 1,559,022 of RSUs as long-term incentive compensation which will be funded by shares currently held by PNC.

At December 31, 2007, there was $398,551 of total unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 4.5 years.

In January 2008, the Company issued approximately $240,061 of RSUs to employees as part of an annual incentive compensation under the Award Plan that vests evenly over three years.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240,000 in deferred compensation awards, of which the Company previously granted approximately $232,700. Approximately $208,200 of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. Approximately $20,000 of previously issued 2002 LTIP Awards will result in the settlement of BlackRock shares held by PNC through 2010 at a conversion price approximating the market price on the settlement date. The fair value of the remaining 2002 LTIP Awards are accrued prior to settlement over the remaining service period in accrued compensation and benefits on the consolidated statements of financial condition.

The settlement of the 2002 LTIP Awards in January 2007 resulted in the surrender by PNC of approximately 1,000,000 shares of BlackRock common stock. Under the terms of the 2002 LTIP Awards, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $165,700. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC. For the shares not put back to the Company, no dilution resulted from the delivery of stock pursuant to the awards since they were funded by shares held by PNC and were issued and outstanding at December 31, 2006. Put elections made by employees were accounted for as treasury stock repurchases and are accretive to the Company’s earnings per share. The shares repurchased were retained as treasury stock.

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan, of approximately 1,600,000 RSUs, that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized into earnings on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met, is approximately $271,000, net of forfeitures, which includes approximately $270,000 of awards granted in 2007.

Subsequent to September 29, 2011, the remaining committed PNC shares, of approximately 1,400,000, would be available for future long-term incentive awards.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

12.	Stock-Based Compensation (continued)

Employee Stock Purchase Plan

Through August 2006, the terms of the BlackRock Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees could not purchase more than 500 shares of common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423(b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 worth of common stock based on its fair market value. The Company used the fair value method of measuring compensation cost pursuant to SFAS No. 123 and incurred ESPP-related compensation expense of approximately $988 and $1,258 during the years ended December 31, 2006 and 2005, respectively. The ESPP was suspended in August 2006 and amended effective January 2007.

Effective January 2007, the terms of the amended ESPP allow eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with SFAS No. 123R, the Company will not record compensation expense related to employees purchasing shares under the amended ESPP.

Through August 2006, the fair value of ESPP shares was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Expected dividend yield	1.3%	1.42% to 1.5%
Expected volatility	28.03%	19.46% to 24.24%
Risk-free interest	4.59%	2.77% to 3.69%
Expected term	6 months	6 months

These assumptions were developed by management based upon reviews of third party market data as of the end of the latest offer period.

The weighted average fair value of the discount, including the fair value of the embedded look-back option, on ESPP shares acquired by employees in 2006 and 2005 was $30.13 and $17.46, per share, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

13.	Employee Benefit Plans

Involuntary Deferred Compensation Plan

Effective January 2002, the Company adopted an Involuntary Deferred Compensation Plan (“IDCP”) for the purpose of providing deferred compensation and retention incentives to key officers and employees. The IDCP provided for a mandatory deferral of up to 15% of annual incentive compensation. For annual incentive awards for fiscal years prior to 2005, the mandatory deferral was matched by BlackRock in an amount equal to 20% of the deferral for employees with total compensation above certain levels. The matching contribution related to the mandatory deferral vests on the third anniversary of the deferral date. The Company funds the obligation through the establishment of a rabbi trust on behalf of the participants in the plan. No mandatory deferrals under the IDCP have been made since the annual incentive awards for fiscal year 2004.

Voluntary Deferred Compensation Plan

Effective January 2002, the Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) which allows participants to elect to defer between 1% and 100% of that portion of the employee’s annual incentive compensation not mandatorily deferred under the IDCP or the Company’s RSUs. The participants must specify a deferral period of one, three, five or ten years. The Company funds the obligation through the establishment of a rabbi trust on behalf of the participants in the plan.

Rabbi Trust

The rabbi trust established for the IDCP and VDCP, with assets totaling $67,293 and $49,401 as of December 31, 2007 and 2006, respectively, is reflected in investments on the Company’s consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $60,009 and $48,647 as of December 31, 2007 and 2006 is reflected in the Company’s consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income or loss and changes in the corresponding liability are reflected as employee compensation and benefits expense in the accompanying consolidated statements of income.

Defined Benefit Plans

Certain employees of the Company participate in PNC’s non-contributory defined benefit pension plan. Effective July 1, 2004, PNC froze all accrued benefits related to BlackRock participants under this plan and closed this plan to new BlackRock participants. Effective September 29, 2006, the Company paid PNC $1,945 to assume all future liabilities under the Plan. BlackRock recorded pension expenses related to this plan of $0, $626 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Through the MLIM Transaction, the Company assumed several defined benefit pension plans in Japan, Germany, Luxembourg, and Jersey. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants,with the exception of Jersey. Otherwise, participant benefits under the plans will not change with salary increases or additional years of service. The liabilities assumed under these plans were recorded as part of the purchase price allocation for the MLIM Transaction (see Note 3) and are immaterial to the Company’s 2007 and 2006 consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

13.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

Pension benefit costs for the State Street Research & Management Retirement Plan (“SSRM Plan”) are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in plan asset levels.

Effective July 1, 2007, the Company terminated the SSRM Plan. Upon termination of the SSRM Plan, participants are eligible to elect to receive a distribution of their benefits in the form of a one-time lump sum payment or an annuity, to be purchased from an insurer at market rates. The Company expects to distribute the assets of the Plan in the second quarter of 2008. Additional costs of termination were not material to the Company’s consolidated financial statements.

The measurement date used to determine the pension benefit obligation measures for the SSRM Plan was December 31, 2007.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of plan assets for 2007 and 2006 as well as a summary of the unfunded status at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
Change in accumulated benefit obligation:
Accumulated benefit obligation, beginning of the year	$3,564	$3,685
Interest cost	209	201
Actuarial (gain) or loss	910	(213)
Disbursements	(121)	(109)

Accumulated benefit obligation, end of year	$4,562	$3,564

	December 31, 2007	December 31, 2006
Change in plan assets:
Fair value of plan assets, beginning of the year	$3,230	$2,727
Actual return on plan assets	194	289
Employer contributions	—	323
Disbursements	(121)	(109)

Fair value of plan assets, end of year	$3,303	$3,230

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

13.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

	December 31, 2007	December 31, 2006
Unfunded status:
Unfunded status, beginning of the year	$(1,304)	$(334)

Net amount recognized	$(1,304)	$(334)

The net benefit cost consists of the following:

	For the Year ended December 31,
	2007	2006	2005
Net periodic benefit cost:
Interest cost	$209	$201	$178
Expected return on plan assets	(222)	(194)	(177)

Net periodic benefit cost	$(13)	$7	$1

Weighted-average assumptions used to determine benefit obligations are as follows:

	2007	2006
Discount rate	5.90%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of future compensation increase	N/A	N/A

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

13.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

The weighted-average allocation of pension plan assets is as follows:

	December 31, 2007	December 31, 2006
Asset Category
Equity	44.0%	47.0%
Fixed income	35.0	33.0
Other	21.0	20.0

Total	100.0%	100.0%

Plan assets consist primarily of listed domestic equity securities and U.S. government, agency and corporate debt securities held in two BlackRock funds. Plan assets do not include any common stock or debt of BlackRock.

The Company did not make a contribution into the SSRM Plan during 2007. The Company expects to make a contribution in connection with the termination of the SSRM Plan in the second quarter of 2008 of approximately $1,247.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

13.	Employee Benefit Plans (continued)

Defined Contribution Plans

Until September 30, 2006, the Company’s employees participated in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, as defined by the plan, were matched by the Company, subject to Internal Revenue Code limitations. Effective in October 2006, the Company established the BlackRock Retirement Savings Plan (“BRSP”). Active employee accounts in the ISP were transferred directly to the BRSP in October 2006. Under BRSP, employee contributions of up to 6% of eligible compensation subject to Internal Revenue Code limitations are matched by the Company at 50%. As part of the BRSP, the Company will also make an annual retirement contribution on behalf of each eligible participant equal to 3% of eligible compensation, as well as up to an additional 2% of eligible compensation may be made at the Company’s discretion. The BRSP and ISP expense for the Company was $30,680, $10,608, and $7,221 for the years ended December 31, 2007, 2006 and 2005, respectively. Contributions to the ISP were matched by shares of BlackRock’s common stock in 2006 and 2005. 500,000 shares of BlackRock’s common stock have been reserved for the ISP, of which approximately 493,000 shares have been issued as of December 31, 2007. Contributions to the BRSP are made in cash. Investments in BlackRock stock were transferred from the ISP to the BRSP; however, no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

BlackRock International, Ltd. (“BIL”) and BlackRock Investment Management (UK) Limited (“BIM”), wholly-owned subsidiaries of the Company, contribute to the BlackRock Group Personal Pension Plan a defined contribution plan for all employees of BIL and BIM. BIL and BIM contribute between 6% and 15% of each employee’s eligible compensation, which totaled $1,558, $1,119 and $833 during the years ended December 31, 2007, 2006 and 2005, respectively.

The Company assumed two 401(k) Plans covering employees of SSR and Realty (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR Transaction. Effective with the closing of the SSR Transaction, contributions ceased for all participants in the Research Plan and selected participants in the Realty Plan and the Research Plan was closed to new participants. All participants for which contributions ceased in either the Research Plan or Realty Plan, participated in the ISP through September 30, 2006 and became participants of the BRSP thereafter. For all employees who remain active participants in the Realty Plan, employee contributions of up to 3% of eligible compensation, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company.

Effective November 1, 2007, the Company merged the assets of the Research Plan and select participant accounts of the Realty Plan into the BRSP.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

13.	Employee Benefit Plans (continued)

Deferred Compensation Plans

SSR and Realty have deferred compensation plans (collectively, the “SSR New Plan”) which allowed participants to elect to defer a portion of their annual incentive compensation or commissions for either a fixed term or until retirement and invest the funds in specified investments. SSR has funded a portion of the obligation through the purchase of company-owned life insurance (“COLI”) policies to the benefit of SSR. The COLI assets are carried at fair value on the consolidated statement of financial condition, and at December 31, 2007, the value of the COLI assets was $15,618 and was recorded in other assets. Changes in the cash surrender value of the COLI policies are recorded to non-operating income in the consolidated statements of income. In addition, the Company has recorded a related obligation to repay the deferred incentive compensation, plus applicable earnings, to employees, which totaled $18,188 and was recorded in accrued compensation and benefits on the consolidated statement of financial condition as of December 31, 2007. Changes in the Company’s obligation under the SSR New Plan, as a result of appreciation of the underlying investments in an employee’s account, are recorded as compensation and benefits expense in the consolidated statements of income. Effective March 2004 the SSR New Plan no longer allowed participants to defer a portion of their annual incentive compensation or commissions.

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for either a fixed term or until retirement. Obligations under this plan were funded through split-dollar life insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid by the Company and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR under the SSR Old Plan will be applied first against the obligation to repay premiums advanced by SSR, with any remaining value accruing to the benefit of the employee. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At December 31, 2007, the receivables from employees and obligations under the SSR Old Plan were $991.

Post-retirement Benefits

Until December 31, 2006, PNC provided certain post-retirement health care and life insurance benefits for certain eligible employees. As of December 31, 2006, the Company transferred all future liability under this plan to PNC for $1,828. Expenses for post-retirement benefits allocated to the Company by PNC were $794 and $68 for the years ended December 31, 2006 and 2005, respectively. No separate financial obligation data for the Company is available with respect to such plan.

In addition, in conjunction with the MLIM Transaction the Company assumed a requirement to deliver post-retirement medical benefits to a closed population based in the United Kingdom. For the years ended December 31, 2007 and 2006 expenses for these benefits were immaterial to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

14.	Related Party Transactions

Determination of Related Parties

As a result of the MLIM Transaction (see Note 3 for further discussion), Merrill Lynch acquired approximately 49.3% of the total capital stock of BlackRock on a fully diluted basis. The Company has considered Merrill Lynch, along with its affiliates, a related party in accordance with SFAS No. 57, Related Party Disclosures, since the closing of the MLIM Transaction based on its level of ownership. At December 31, 2007, Merrill Lynch owned approximately 45.1% of the Company’s voting common stock and approximately 49.0% of the capital stock on a fully diluted basis.

For the years ended December 31, 2007, 2006 and 2005, the Company considered PNC, along with its affiliates, to be related parties based on their collective ownership of BlackRock capital stock of approximately 69% for those years through September 29, 2006. At December 31, 2007 PNC owned approximately 33.5% of the Company’s capital stock.

In connection with the closing of the SSR Transaction in January 2005, MetLife was issued 550,000 shares of restricted BlackRock common stock (see Note 3 for further discussion). The Company has considered MetLife a related party since January 2005 because of this level of ownership and because of the significance of the revenue earned by BlackRock from MetLife. Subsequent to the MLIM Transaction, however, MetLife’s ownership interest in the Company has decreased to less than 1% of the Company’s total capital stock and the revenue earned by BlackRock from MetLife has decreased as a percentage of the Company’s total revenue due to the significant increase in the Company’s revenue. Consequently, the Company has not considered MetLife to be a related party since December 31, 2006.

For the year ended December 31, 2005, the Company considered Nomura to be a related party because the Company and Nomura were joint venture partners, each holding a 50% interest, in NBAM, and as a result of the significance of revenues earned by the Company from Nomura. On September 29, 2006, the Company purchased Nomura’s 50% interest in NBAM (see Note 3 for additional information) and the Company’s revenue increased significantly as a result of the MLIM Transaction. Consequently, the Company has not considered Nomura to be a related party since December 31, 2006.

For the years ended December 31, 2007, 2006 and 2005, the Company considers its mutual funds to be related parties as a result of the influence the Company has over such mutual funds as a result of the Company’s advisory relationship.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

14.	Related Party Transactions (continued)

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

Revenues for services provided by the Company to these related parties are as follows:

	Year ended December 31,
	2007	2006	2005
Investment advisory and administration fees from related parties:
Merrill Lynch and affiliates	$89,471	$20,499	$—
PNC and affiliates	8,781	12,557	13,327
MetLife and affiliates	—	61,613	51,805
Nomura and affiliates	—	6,474	8,781
Mutual funds	2,542,023	763,855	271,030

Total investment advisory and administration fees from related parties	$2,640,275	$864,998	$344,943

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

14.	Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch

On September 29, 2006, BlackRock entered into a global distribution agreement with Merrill Lynch. The global distribution agreement provides a framework under which Merrill Lynch provides portfolio administration and servicing of client investments in certain BlackRock investment advisory products (including those of the former MLIM Business). Pursuant to the global distribution agreement, Merrill Lynch has agreed to cause each of its distributors to continue distributing BlackRock covered products and covered products of the former MLIM Business that it distributed as of February 15, 2006 on the same economic terms as were in effect on February 15, 2006 or as the parties otherwise agree. For new covered products introduced by BlackRock to Merrill Lynch for distribution that do not fall within an existing category, type or platform of covered products distributed by Merrill Lynch, the Merrill Lynch distributors must be offered the most favorable economic terms offered by BlackRock to other distributors of the same product. If a covered product that does not fall within an existing category, type or platform of covered products distributed by Merrill Lynch becomes part of a group or program of similar products distributed by the Merrill Lynch distributors, some of which are sponsored by managers other than BlackRock, the economic terms offered by Merrill Lynch distributors to BlackRock for the distribution of such covered products must be at least as favorable as the most favorable economic terms to which any such product is entitled. The economic terms of all covered products distributed by Merrill Lynch will remain in effect until September 30, 2009. After such term, the agreement will renew for additional one-year terms, subject to certain conditions.

The total amount expensed by BlackRock during 2007 relating to Merrill Lynch portfolio administration and servicing of products covered by the global distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $436,886.

On September 29, 2006, BlackRock entered into a transition services agreement with Merrill Lynch and its controlled affiliates to allow BlackRock to transition from relying on Merrill Lynch for various functions for the former MLIM business and to allow Merrill Lynch to transition from relying on the former MLIM Business for various functions. The pricing for such services is required to be consistent with historical practices. The total amount expensed by BlackRock for the years ended December 31, 2007 and 2006 relating to the transition services agreement with Merrill Lynch was approximately $5,418 and $5,837, respectively.

In connection with the MLIM Transaction, Merrill Lynch has agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements will amount to 50% of the total amount of awards to former MLIM employees between $100,000 and $200,000. The Company is entitled to invoice Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. Through January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of $200,000 per year and intends to seek reimbursement from Merrill Lynch for an appropriate portion of these awards. Contributions made by Merrill Lynch will be recorded as capital contributions when received.

Effective September 29, 2006, the Company leases certain office buildings from Merrill Lynch. The lease agreements expire in 2018. Rent expense of $17,773 and $4,328 for the years ended December 31, 2007 and 2006, respectively, was recorded related to office buildings leased from Merrill Lynch.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

14.	Related Party Transactions (continued)

Merrill Lynch and certain of its affiliates have been engaged by the Company to provide recordkeeping, administration and trustee services to the BRSP. All compensation to Merrill Lynch and its affiliates for these services is paid by the Company.

On September 28, 2007, the Company insourced certain closed-end fund administration and servicing arrangements in place with Merrill Lynch. In connection with this insourcing, the Company terminated 40 agreements with Merrill Lynch with original terms ranging from 30 to 40 years and made a one-time payment to Merrill Lynch of $128,114 on October 31, 2007. The payment is reported as “termination of closed-end fund administration and servicing arrangements” on the consolidated statement of income. As a result of these terminations, Merrill Lynch was discharged of any further duty to provide the services and BlackRock was discharged from any further payment obligation.

Certain Agreements and Arrangements with MetLife

During 2006, the Company incurred a fee sharing payment of $34,450 payable to MetLife based upon certain contractual arrangements entered into in conjunction with the SSR Transaction. See Note 3 for further information.

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with affiliates, including related parties are as follows:

	Year ended December 31,
	2007	2006	2005
Expenses with related parties:
Portfolio administration and servicing costs
Merrill Lynch and affiliates	$444,376	$96,362	$—
PNC and affiliates	23,201	24,060	17,259
Other	2,164	5,751	5,800

	469,741	126,173	23,059
General and administration
Merrill Lynch and affiliates	48,459	11,062	—
PNC and affiliates	—	1,607	1,824
MetLife and affiliates	—	3,932	—
Support of two private enhanced cash funds	35,948	—	—
Other	8,263	1,149	656

	92,670	17,750	2,480
Termination of closed-end fund administration and servicing arrangements to Merrill Lynch	128,114	—	—
Fee sharing payment - MetLife	—	34,450	—

Total expenses with related parties	$690,525	$178,373	$25,539

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

14.	Related Party Transactions (continued)

Receivables and Payables with Related Parties

Due from related parties was $174,853 and $113,184 at December 31, 2007 and 2006, respectively, and primarily represented receivables for investment advisory and administration services provided by BlackRock and loan receivables from certain funds of funds managed by BlackRock and warehouse entities established for such funds. Due from related parties at December 31, 2007 included $14,819 in receivables from PNC and affiliates and $42,956 in receivables from Merrill Lynch and affiliates. Due from related parties at December 31, 2006 primarily represented $40,622 in receivables from PNC and $35,372 in receivables from Merrill Lynch and affiliates.

Accounts receivable at December 31, 2007 and 2006 includes $388,125 and $321,706, respectively, related to receivables from BlackRock mutual funds for investment advisory and administration services.

Due to related parties was $114,347 and $243,836 at December 31, 2007 and 2006, respectively including $96,459 payable to Merrill Lynch and $3,364 payable to PNC and its affiliates at December 31, 2007. The payable to Merrill Lynch primarily includes acquired payables and accrued liabilities under the global distribution agreement and the transition services agreement. The payable to PNC and its affiliates represents fund administration and servicing costs.

15.	Net Capital Requirements

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. At December 31, 2007, the Company was required to maintain approximately $217,361 in net capital at these subsidiaries and was in compliance with all regulatory minimum net capital requirements.

BlackRock Investments, Inc. (“BII”), a registered broker-dealer and a wholly-owned subsidiary of BlackRock is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2007, BII’s net capital was $10,161 in excess of minimum regulatory requirements.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

16.	Capital Stock (continued)

BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2006. BlackRock’s authorized Series A non-voting participating preferred stock, $0.01 par value, was 500,000,000 shares at December 31, 2006.

The series A non-voting participating preferred stock:

•	Except as otherwise provided by applicable law, is non-voting;

•	Participates in dividends on a basis generally equal to the common stock;

•	Grants the holder the option to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	Benefits from a liquidation preference of $0.01 per share; and

•	Is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

On October 1, 2007, the Company acquired the fund of funds business of Quellos (See Note 3). The Company issued 1,191,785 shares of newly-issued BlackRock common stock in connection with the acquisition. The BlackRock common stock will be held in an escrow account for up to three years and will be available to satisfy certain indemnification obligations of Quellos under the Asset Purchase Agreement.

The Company’s common shares issued and outstanding and related activity consist of the following:

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except per share data or as otherwise noted)

16.	Capital Stock (continued)

	Shares Issued						Shares Outstanding
	Common Shares Class A&B	Common Shares	Escrow Shares	Treasury Shares Class A&B	Treasury Shares	Preferred Shares Series A	Common Shares Class A&B	Common Shares	Preferred Shares Series A
January 1, 2005	64,743,388	—	—	(1,077,665)	—	—	63,665,723	—	—
Conversion of class B stock to class A stock	(351,579)	—	—	351,579	—	—	—	—	—
Issuance of class A common stock	700,780	—	—	587,580	—	—	1,288,360	—	—
Treasury stock transactions	—	—	—	(953,265)	—	—	(953,265)	—	—

December 31, 2005	65,092,589	—	—	(1,091,771)	—	—	64,000,818	—	—
Conversion of class B stock to class A stock	(154,181)	—	—	154,181	—	—	—	—	—
Issuance of class A common stock	48,094	—	—	179,604	—	—	227,698	—	—
Treasury stock transactions	—	—	—	(190,081)	—	—	(190,081)	—	—
Conversion of class A common stock to common stock	(20,072,356)	20,072,356	—	—	—	—	(20,072,356)	20,072,356	—
Conversion of class B common stock to common stock	(44,914,146)	44,914,146	—	—	—	—	(44,914,146)	44,914,146	—
Issuance of preferred series A stock	—	—	—	—	—	12,604,918	—	—	12,604,918
Issuance of common stock	—	52,395,080	—	—	(24,618)	—	—	52,370,462	—
Conversion of class A treasury stock to treasury shares	—	—	—	141,400	(141,400)	—	141,400	(141,400)	—
Conversion of class B treasury stock to treasury shares	—	—	—	806,667	(806,667)	—	806,667	(806,667)	—

December 31, 2006	—	117,381,582	—	—	(972,685)	12,604,918	—	116,408,897	12,604,918

Issuance of common stock	—	—	—	—	2,089,341	—	—	2,089,341	—
Issuance of common stock to escrow agent in connection with Quellos Transaction	—	1,191,785	(1,191,785)	—	—	—	—	—	—
PNC capital contribution	—	—	—	—	(966,512)	—	—	(966,512)	—
Treasury stock transactions	—	—	—	—	(1,472,166)	—	—	(1,472,166)	—

December 31, 2007	—	118,573,367	(1,191,785)	—	(1,322,022)	12,604,918	—	116,059,560	12,604,918

During the years ended December 31, 2007 and 2006, the Company paid cash dividends of $2.68 per common/preferred shares, or $353,463, and $1.68 per share, or $135,665, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

17.	Income Taxes

The components of income taxes are as follows:

	Year ended December 31,
	2007	2006	2005
Current income tax expense:
Federal	$327,299	$183,835	$137,461
State and local	47,771	22,199	16,986
Foreign	193,416	25,938	3,006

Total net current income tax expense	568,486	231,972	157,453

Deferred income tax expense:
Federal	(38,329)	(25,528)	(17,715)
State and local	(8,778)	(10,592)	(1,180)
Foreign	(57,547)	(6,389)	—

Total net deferred income tax expense	(104,654)	(42,509)	(18,895)

Net current and deferred income tax expense	$463,832	$189,463	$138,558

Income tax expense has been based on the following components of income before taxes:

	Year ended December 31,
	2007	2006	2005
Domestic	$735,682	$448,252	$362,882
Foreign	723,422	63,813	9,584

Total	$1,459,104	$512,065	$372,466

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2007	%	2006	%	2005	%
Statutory income tax expense	$510,686	35.0%	$179,223	35.0%	$130,363	35.0%
Increase (decrease) in income taxes resulting from:
Change in deferred foreign taxes for tax rate changes	(51,445)	(3.5)	—	—	—	—
Effect of foreign tax rates	(35,990)	(2.5)	4,770	0.9	(1,191)	(0.3)
State and local taxes (net of federal benefit)	38,993	2.7	16,204	3.2	10,275	2.7
Change in deferred state and local taxes for tax rate changes	—	—	(10,592)	(2.1)	—	—
Other	1,588	0.1	(142)	(0.0)	(889)	(0.2)

Income tax expense	$463,832	31.8%	$189,463	37.0%	$138,558	37.2%

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

17.	Income Taxes (continued)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred tax assets and liabilities are shown below:

	December 31,
	2007	2006
Deferred tax assets:
Compensation and benefits	$147,245	$166,239
Other	85,381	12,723

Gross deferred tax asset	232,626	178,962

Deferred tax liabilities:
Goodwill and acquired intangibles	2,246,084	1,871,078
Other	37,403	31,867

Gross deferred tax liability	2,283,487	1,902,945

Net deferred tax (liabilities) asset	$(2,050,861)	$(1,723,983)

Deferred tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2007, the Company recorded on the statement of financial condition deferred income tax assets, within other assets, and deferred tax liabilities of $9,119 and $2,059,980, respectively. At December 31, 2006, the Company recorded $14,687 of deferred tax assets and $1,738,670 of deferred tax liabilities.

During the third quarter of 2007, the United Kingdom and Germany enacted legislation to reduce corporate income tax rates, effective in April and January 2008, respectively. As a result, the Company revalued its deferred tax liabilities attributable to these jurisdictions and recorded a one-time deferred income tax benefit of $51,445 in 2007.

The change in the deferred tax liability related to goodwill and acquired intangibles during 2007 relates in part to the Quellos Transaction and in part to purchase price adjustments recorded for the Company’s acquisition of MLIM. Deferred tax liabilities of $281,104 were recorded for book tax differences in goodwill and intangibles associated with the Quellos business. Additional deferred tax liabilities of $176,825 were also recorded during 2007 as purchase price adjustments relating to MLIM.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. (See Note 8)

At December 31, 2007, the Company had $15,200 of deferred tax assets recorded in the consolidated statements of financial condition for state and foreign tax net operating losses and tax credits. These deferred tax assets were fully offset by a $15,200 valuation allowance.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

17.	Income Taxes (continued)

Current income taxes are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction. The Company had current income taxes receivable and payable of $47,078 and $228,402, respectively, as of December 31, 2007 recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2006, the Company recorded current income taxes receivable of $42,068 and current income taxes payable of $171,378.

The Company records a portion of the tax benefits related to stock-based compensation to additional paid-in capital. For the years ended December 31, 2007, 2006 and 2005, the Company increased additional paid-in capital for these tax benefits by $118,574, $4,852 and $4,967, respectively.

Under the provisions of APB No. 23, Accounting for Income Taxes, the Company has not recorded a provision for the residual U.S. income taxes and foreign withholding taxes that would occur upon repatriation of previously undistributed foreign earnings that are considered permanently reinvested. At December 31, 2007, the amount of undistributed foreign earnings was approximately $528,000. A determination of unrecognized deferred tax liability associated with unrepatriated foreign earnings is not practicable.

BlackRock adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized approximately $15,200 in increased income tax reserves related to uncertain tax positions. Approximately $13,600 of this increase related to taxes that would affect the effective tax rate if recognized, and this portion was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The remaining $1,600 balance, if disallowed, would not affect the annual effective tax rate. Total gross unrecognized tax benefits at January 1, 2007 were approximately $52,100. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at January 1, 2007, was approximately $25,700.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2007 is as follows:

Balance at January 1, 2007	$52,100
Additions for tax positions of prior years	1,238
Reductions for tax positions of prior years	(10,980)
Additions based on tax positions related to the current year	24,440
Lapse of statute of limitations	(475)

Balance at December 31, 2007	$66,323

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2007 was approximately $40,601.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Potential interest expense of $1,727, related to these unrecognized tax benefits, was accrued during 2007, and in total, at December 31, 2007, the Company has recorded a liability for potential interest of $6,327. The Company has not accrued any tax-related penalties.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2003 remain open to U.S. federal, state and local income tax examination, and the tax years after 2004 remain open to income tax examination in the United Kingdom. Prior to the closing of the MLIM Transaction, BlackRock filed New York State and New York City income tax returns on a combined basis with PNC and the tax years after 2001 remain open to income tax examination in New York State and New York City. The Company, however, is currently under audit in several jurisdictions. The Company does not anticipate that any possible adjustments resulting from these audits would result in a material change to its financial position.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

17.	Income Taxes (continued)

As of December 31, 2007, it is reasonably possible the total amounts of unrecognized tax benefits will significantly decrease within the next twelve months. PNC has entered into a closing agreement with the Internal Revenue Service regarding its federal income tax returns. As part of that agreement, the state and local income tax returns filed with PNC will be amended to report these changes. The Company anticipates that it is reasonably possible that its portion of the payments, in the range of $5,000 to $6,000, will be made by the end of 2008 related to these amended tax returns.

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

For the years ended December 31, 2006 and 2005, BlackRock has filed, and will file for the year ended December 31, 2007, its own consolidated federal income tax return. BlackRock has filed selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis for the year ended December 31, 2005, and filed selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis for the period from January 1, 2006 though September 29, 2006. Other state and municipal income tax returns for the year ended December 31, 2005, have been filed separately. BlackRock has not filed state or municipal income tax returns with PNC subsidiaries on a combined or unitary basis for periods after September 29, 2006.

When BlackRock was included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally was an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

18.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2007	2006	2005
Net income	$995,272	$322,602	$233,908

Basic weighted-average shares outstanding	128,488,561	80,638,167	64,182,766
Dilutive potential shares from stock options and restricted stock units	2,447,727	2,207,139	2,692,383
Dilutive potential shares from convertible debt	1,033,789	513,088	—
Dilutive potential shares from acquisition-related contingent stock payments	118,733	—	—

Dilutive weighted-average shares outstanding	132,088,810	83,358,394	66,875,149

Basic earnings per share	$7.75	$4.00	$3.64

Diluted earnings per share	$7.53	$3.87	$3.50

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the years ended December 31, 2007 and 2006.

For the year ended December 31, 2007, 1,545,735 stock options were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos (See Note 3). The Company issued 1,191,785 shares of newly-issued BlackRock common stock, which is being held in an escrow account. The shares issued have no dilutive effect for 2007, however will have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos Asset Purchase Agreement.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

19.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base fee revenue by asset class for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year ended December 31,
(Dollar amounts in thousands)	2007	2006	2005
Investment advisory and administration fees:
Fixed income	$917,390	$590,225	$453,742
Equity and balanced	2,202,076	625,390	176,278
Cash management	519,733	202,515	105,406
Alternative investments	370,862	180,611	114,952

Total investment advisory and administration base fees	$4,010,061	$1,598,741	$850,378

The following chart shows the Company’s revenues and long-lived assets, including goodwill and property and equipment for the years ended December 2007, 2006 and 2005. These amounts are aggregated on a legal entity basis and do not necessarily reflect, in all cases, where the customer is sourced or where the asset is physically located.

Revenues (in millions)	2007	% of total	2006	% of total	2005	% of total
North America	$3,069.3	63.4%	$1,715.2	81.7%	$1,157.7	97.2%
Europe	1,536.9	31.7%	320.9	15.3%	24.4	2.0%
Asia-Pacific	238.5	4.9%	61.9	3.0%	9.3	0.8%

Total revenues	$4,844.7	100%	$2,098.0	100.0%	$1,191.4	100%

Long-Lived Assets (in millions)
North America	$5,695.2	98.4%	$5,408.1	98.8%	$316.6	99.2%
Europe	34.6	0.6%	30.1	0.6%	2.1	0.7%
Asia-Pacific	56.4	1.0%	33.6	0.6%	0.6	0.1%

Total long-lived assets	$5,786.2	100.0%	$5,471.8	100.0%	$319.3	100.0%

Revenue and Long-lived assets in North America are primarily comprised of the United States, while Europe and Asia-Pacific are primarily comprised of the United Kingdom and Japan, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in thousands, except share data or as otherwise noted)

20.	Selected Quarterly Financial Data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenue	$1,005,374	$1,097,023	$1,298,079	$1,444,179
Operating income	$272,229	$282,001	$271,718	$467,716
Net income	$195,389	$222,244	$255,200	$322,439
Earnings per share:
Basic	$1.52	$1.73	$1.99	$2.51
Diluted	$1.48	$1.69	$1.94	$2.43
Weighted-average shares outstanding:
Basic	128,809,726	128,544,894	128,161,027	128,449,943
Diluted	131,895,570	131,383,470	131,316,455	132,578,679
Dividend Declared Per Share	$0.67	$0.67	$0.67	$0.67
Common stock price per share:
High	$180.30	$162.83	$179.97	$224.54
Low	$151.32	$143.69	$139.20	$172.18
Close	$156.31	$156.59	$173.41	$216.80
2006
Revenue	$395,660	$360,733	$323,058	$1,018,525
Operating income	$100,027	$96,683	$29,008	$246,082
Net income	$70,862	$63,404	$18,914	$169,422
Earnings per share:
Basic	$1.11	$0.99	$0.29	$1.31
Diluted	$1.06	$0.95	$0.28	$1.28
Weighted-average shares outstanding:
Basic	64,074,888	64,136,378	64,761,447	129,040,518
Diluted	66,731,560	66,653,479	67,477,536	131,853,835
Dividend Declared Per Share	$0.42	$0.42	$0.42	$0.42
Common stock price per share:
High	$161.49	$159.36	$152.34	$158.50
Low	$105.74	$120.69	$123.04	$140.72
Close	$140.00	$139.17	$149.00	$151.90

•	Increases in the 4th quarter of 2006 reflect the impact of the MLIM Transaction.

•

The 3rd quarter of 2007 includes the impact of a $128,114 pre-tax expense related to the termination of administration and servicing arrangements with Merrill Lynch and a $51,445 tax benefit resulting from a decrease in deferred income taxes due to enacted legislation during the quarter reducing corporate income taxes in the United Kingdom and Germany.

EXHIBIT INDEX

Exhibit	No. Description

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(4)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(5)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(6)	Form of 6.25% Notes due 2017.

10.1(7)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(3)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(3)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(3)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(3)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(3)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(3)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(3)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(3)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(3)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11(3)	BlackRock, Inc. Voluntary Deferred Compensation Plan.+

EXHIBIT INDEX (continued)

10.12(3)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15(2)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(8)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.18(9)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.20(10)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.21(11)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(12)	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.23(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and Old BlackRock.+

10.24(13)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.25(14)	Amended and Restated, BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.26(15)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan+

10.27(16)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.28(16)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

EXHIBIT INDEX (continued)

10.29(17)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.30(4)	Registration Rights Agreement, dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.31(1)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., BlackRock and Old BlackRock.

10.32(1)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and BlackRock.

10.33(18)	Global Distribution Agreement, dated as of September 29, 2006, by and between BlackRock and Merrill Lynch & Co., Inc.

10.34(18)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.35(19)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, Inc., BAA Holdings, LLC and Quellos Holdings, LLC.

10.36(20)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Inc., Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Deloitte & Touche LLP Consent

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006
(2)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.
(3)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed with the Securities and Exchange Commission on September 29, 2006
(4)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Filed herewith.
(6)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(7)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(8)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

EXHIBIT INDEX (continued)

(9)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(14)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K, for the year ended December 31, 2002.
(15)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K, filed on May 24, 2006.
(16)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.
(17)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on August 30, 2004.
(18)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 9, 2006.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
+	Denotes compensatory plans or arrangements