Form 10-Q
period 2008-03-31
BlackRock Inc.
filed 2008-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Smaller reporting company  ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 117,807,051 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

- ii -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands, except per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,194,180	$1,656,200
Accounts receivable	1,490,837	1,235,940
Due from related parties	254,337	174,853
Investments	1,922,928	1,999,944
Separate account assets	4,147,981	4,669,874
Deferred mutual fund sales commissions, net	169,503	174,849
Property and equipment (net of accumulated depreciation of $246,700 at March 31, 2008 and $225,645 at December 31, 2007)	270,607	266,460
Intangible assets (net of accumulated amortization of $215,019 at March 31, 2008 and $178,450 at December 31, 2007)	6,543,604	6,553,122
Goodwill	5,500,414	5,519,714
Other assets	322,013	310,559

Total assets	$21,816,404	$22,561,515

Liabilities
Accrued compensation and benefits	$419,486	$1,086,590
Accounts payable and accrued liabilities	1,103,655	788,968
Due to related parties	111,590	114,347
Short-term borrowings	300,000	300,000
Long-term borrowings	947,162	947,021
Separate account liabilities	4,147,981	4,669,874
Deferred tax liabilities	2,018,569	2,059,980
Other liabilities	374,256	419,570

Total liabilities	9,422,699	10,386,350

Non-controlling interests	579,496	578,210

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 118,573,367 shares issued, 116,432,527 and 116,059,560 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	1,186	1,186
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding at March 31, 2008 and December 31, 2007)	126	126
Additional paid-in capital	10,293,720	10,274,096
Retained earnings	1,759,534	1,622,041
Accumulated other comprehensive income	91,620	71,020
Escrow shares, common, at cost (1,191,785 shares held at March 31, 2008 and December 31, 2007)	(187,500)	(187,500)
Treasury stock, common, at cost (949,055 and 1,322,022 shares held at March 31, 2008 and December 31, 2007, respectively)	(144,477)	(184,014)

Total stockholders’ equity	11,814,209	11,596,955

Total liabilities, non-controlling interests and stockholders’ equity	$21,816,404	$22,561,515

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Investment advisory and administration base fees
Related parties	$747,962	$574,780
Other	384,916	298,728
Investment advisory performance fees	41,543	22,418

Investment advisory and administration fees	1,174,421	895,926
Distribution fees	35,319	24,820
Other revenue
Other	85,541	80,231
Related parties	4,857	4,397

Total revenue	1,300,138	1,005,374

Expenses
Employee compensation and benefits	468,949	347,302
Portfolio administration and servicing costs
Related parties	130,246	117,516
Other	25,493	13,570
Amortization of deferred mutual fund sales commissions	30,208	21,558
General and administration
Other	203,650	191,692
Related parties	9,333	10,473
Amortization of intangible assets	36,569	31,032

Total expenses	904,448	733,143

Operating income	395,690	272,231

Non-operating income (expense)
Net gain (loss) on investments	(19,489)	150,360
Interest and dividend income	18,339	18,357
Interest expense	(17,378)	(10,986)

Total non-operating income (expense)	(18,528)	157,731

Income before income taxes and non-controlling interest	377,162	429,962
Income tax expense	130,131	109,906

Income before non-controlling interest	247,031	320,056
Non-controlling interest	5,360	124,668

Net income	$241,671	$195,388

Earnings per share:
Basic	$1.87	$1.52
Diluted	$1.82	$1.48

Cash dividends declared and paid per share	$0.78	$0.67

Weighted-average shares outstanding:
Basic	128,904,253	128,809,726
Diluted	132,876,553	131,895,570

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$241,671	$195,388
Other comprehensive income:
Net unrealized loss from available-for-sale investments, net of tax	(5,165)	(1,457)
Minimum pension liability adjustment	(542)	—
Foreign currency translation adjustments	26,307	2,203

Comprehensive income	$262,271	$196,134

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$241,671	$195,388
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	57,491	46,062
Amortization of deferred mutual fund sales commissions	30,208	21,558
Non-controlling interest	5,360	124,668
Stock-based compensation	69,539	41,418
Deferred income tax expense (benefit)	(42,457)	103,426
Other net gains and net proceeds (purchases) of investments	31,231	(174,101)
Earnings from equity method investees	9,909	(2,406)
Distributions of earnings from equity method investees	9,929	—
Other adjustments	(429)	6,003
Changes in operating assets and liabilities:
Accounts receivable	(245,204)	(317,950)
Due from related parties	(79,484)	40,693
Deferred mutual fund sales commissions	(24,862)	(5,255)
Investments, trading	110,460	(20,653)
Other assets	(19,891)	(99,745)
Accrued compensation and benefits	(666,763)	(534,942)
Accounts payable and accrued liabilities	328,406	149,898
Due to related parties	(2,757)	(85,127)
Other liabilities	57,310	25,865

Cash flows from operating activities	(130,333)	(485,200)

Cash flows from investing activities
Purchases of investments	(138,079)	(125,629)
Proceeds from sales of investments	27,402	41,742
Distributions of capital from equity method investees	1,570	—
Purchases of property and equipment	(24,594)	(27,983)
Net consolidations (deconsolidations) of sponsored investment funds	—	(5,709)
Acquisitions, net of cash acquired	—	(53,501)

Cash flows from investing activities	(133,701)	(171,080)

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from financing activities
Short-term borrowings	—	550,000
Cash dividends paid	(104,178)	(88,417)
Proceeds from stock options exercised	5,135	32,194
Reissuance of treasury stock	1,241	—
Purchase of treasury stock	(35,692)	(164,396)
Subscriptions received from non-controlling interest holders, net of distributions	1,685	54,615
Excess tax benefit from stock-based compensation	19,868	43,609
Net borrowings by consolidated sponsored investments funds	(92,701)	84,996

Cash flows from financing activities	(204,642)	512,601

Effect of exchange rate changes on cash and cash equivalents	6,656	2,203

Net decrease in cash and cash equivalents	(462,020)	(141,476)
Cash and cash equivalents, beginning of period	1,656,200	1,160,304

Cash and cash equivalents, end of period	$1,194,180	$1,018,828

Supplemental cash flow information:
Cash paid for interest	$29,139	$6,707

Cash paid for income taxes	$57,746	$50,315

Supplemental non-cash flow information:
Issuance of treasury stock	$73,594	$63,953
Decrease in investments due to net deconsolidations of sponsored investment funds	$5,759	$181,953
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$5,759	$203,923
PNC LTIP capital contributions	$4,503	$173,497

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of open-end and closed-end mutual fund families and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. In addition, BlackRock provides risk management, strategic advisory and enterprise investment system services to a broad base of clients.

In October 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”), referred to as the “Quellos Transaction” and in September 2006, Merrill Lynch & Co., Inc (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business (the “MLIM Business”) to BlackRock via a capital contribution, referred to as the “MLIM Transaction”.

1.	Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. All significant accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008.

The interim financial information at March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the current presentation.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope transactions accounted for in accordance with SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets each measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and those assets and liabilities initially measured at fair value in a business combination or asset purchase.

The Company adopted SFAS No. 157 on January 1, 2008, with the exception of the application of FSP FAS 157-2 related to non-recurring non-financial assets and liabilities. The partial adoption of SFAS No. 157 had no impact on the Company’s financial statements. The Company does not expect that the adoption of the provisions for non-recurring non-financial assets and liabilities will have a material impact on its financial statements.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument and it is irrevocable once elected. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. The Company adopted SFAS No. 159 on January 1, 2008, however, elected not to apply the fair value option to any of its financial assets or liabilities. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company currently is evaluating the potential impact of SFAS No. 160 on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) further defines the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as a business combination. Additionally, SFAS No. 141(R) changes the fair value measurement provisions for assets acquired and liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer generally be expensed as incurred. In addition, if liabilities for unrecognized tax benefits related to tax positions assumed in a business combination are settled prior to the adoption of SFAS No. 141(R), the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of SFAS No. 141(R), such reversals will affect the income tax provision in the period of reversal. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company currently is evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements and on potential future business combinations.

Investment Companies

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP No. 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA Audit and Accounting Guide for Investment Companies should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In February 2008, the FASB indefinitely deferred the effective date of SOP No. 07-1 to address implementation issues that have arisen and to possibly revise the SOP.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to impact BlackRock’s consolidated financial statements.

2.	Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
	March 31, 2008	December 31, 2007
Available-for-sale investments	$261,355	$263,795
Trading investments	278,572	395,006
Other investments:
Consolidated sponsored investment funds	728,536	760,378
Equity method	626,679	554,016
Deferred compensation plan investments	23,732	22,710
Cost method	4,054	4,039

Total other investments	1,383,001	1,341,143

Total investments	$1,922,928	$1,999,944

At March 31, 2008, the Company had $907,562 of total investments held by consolidated sponsored investment funds of which $179,026 and $728,536 were classified as trading investments and other investments, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

		Gross Unrealized
March 31, 2008	Cost	Gains	Losses	Carrying Value
Total available-for-sale investments:
Sponsored investment funds	$245,627	$3,464	$(4,351)	$244,740
Collateralized debt obligations (“CDOs”)	7,110	668	—	7,778
Corporate debt	8,273	—	(2,336)	5,937
Other	2,811	89	—	2,900

Total available-for-sale investments	$263,821	$4,221	$(6,687)	$261,355

December 31, 2007
Total available-for-sale investments:
Sponsored investment funds	$245,677	$5,894	$(1,217)	$250,354
Collateralized debt obligations	10,458	53	—	10,511
Other	2,815	115	—	2,930

Total available-for-sale investments	$258,950	$6,062	$(1,217)	$263,795

The Company has reviewed the gross unrealized losses of $6,687 as of March 31, 2008, of which $6,516 had been in a loss position for less than twelve months, and determined that these losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses. As a result, the Company recorded no impairments on such securities.

During the three months ended March 31, 2008 and 2007, the Company recorded impairments of $1,430 and $393, to its CDO investments, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

	March 31, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$43,100	$42,929	$40,394	$44,680
Equity securities	92,534	99,039	103,058	116,742
Municipal debt securities	141,848	126,764	239,398	233,584
Foreign government debt securities	8,608	8,470	—	—
U.S. government securities	1,392	1,370	—	—

Total trading investments	$287,482	$278,572	$382,850	$395,006

Other investments:
Consolidated sponsored investment funds	$610,883	$728,536	$721,300	$760,378
Equity method	563,175	626,679	463,497	554,016
Deferred compensation plan hedge fund investments	17,851	23,732	14,086	22,710
Cost method	4,054	4,054	4,039	4,039

Total other investments	$1,195,963	$1,383,001	$1,202,922	$1,341,143

Management reviewed the carrying value of investments accounted for using the cost method at March 31, 2008 and estimated their aggregate fair value to be equal to their carrying value. No impairments were recorded on such investments during the three months ended March 31, 2008 or 2007.

Trading investments include deferred compensation plan mutual fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

The carrying value of debt securities, classified as available-for-sale and trading investments, by contractual maturity at March 31, 2008 and December 31, 2007 is as follows:

	Carrying Value
Maturity date	March 31, 2008	December 31, 2007
<1 year	$1,370	$—
1-5 years	1,676	9,567
5-10 years	6,946	28,677
After 10 years	132,549	195,340

Total	$142,541	$233,584

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

At March 31, 2008 and December 31, 2007, the debt securities in the table above primarily consist of municipal, U.S. and foreign government debt securities held by two funds that are consolidated in the Company’s condensed consolidated financial statements.

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as trading and other investments. At March 31, 2008 and December 31, 2007, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$100,034	$66,971
Investments	907,562	1,054,208
Other net liabilities	(119,433)	(218,337)
Non-controlling interests	(579,496)	(578,210)

Total exposure to consolidated investment funds	$308,667	$324,632

BlackRock’s total exposure to consolidated sponsored investment funds of $308,667 and $324,632 at March 31, 2008 and December 31, 2007, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interest. Approximately $117,028 and $209,729 of borrowings by consolidated sponsored investment funds at March 31, 2008 and December 31, 2007, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures

BlackRock adopted SFAS No. 157 as of January 1, 2008, which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs - Quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and debt securities.

Level 2 Inputs - Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Investments which generally are included in this category include securities held within consolidated hedge funds as well as restricted public securities valued at a discount.

Level 3 Inputs - Unobservable inputs for the valuation of the asset or liability. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Investments included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures (continued)

Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (1)	Investments at March 31, 2008
Investments:
Available-for-sale	$159,146	$100,347	$1,862	$—	$261,355
Trading	151,808	126,764	—	—	278,572
Consolidated sponsored investment funds	—	58,774	669,762	—	728,536
Equity method	—	—	593,224	33,455	626,679
Deferred compensation plan investments	—	—	23,732	—	23,732
Cost method	—	—	—	4,054	4,054

Total Investments	$310,954	$285,885	$1,288,580	$37,509	$1,922,928

(1)	Includes investments in equity method investees which are not accounted for under a fair value measure in accordance with GAAP as well as certain investments held at cost.

The Company has $4,147,981 of separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities of which $52,000 is not held at fair value. Excluding approximately $52,000 not subject to SFAS No. 157, approximately 96%, 4% and less than 1% of the separate account assets and liabilities are classified as Level 1, Level 2 and Level 3, respectively. The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as revenue in the condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures (continued)

Fair Value Measurements (continued)

Level 3 investments, such as investments in real estate, hedge funds, funds of hedge funds, private equity funds and funds of private equity funds are valued based upon valuations received from internal, as well as third party fund managers. Direct investments in private equity companies are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies and the business environment of the company, among other factors.

Changes in Level 3 Investments Measured at Fair Value on a Recurring Basis for the three months ended March 31, 2008

Three Months Ended March 31, 2008
December 31, 2007	$1,239,519
Realized and unrealized gains / (losses), net	7,294
Purchases, sales, other settlements and issuances, net	41,767
Net transfers in and/or out of Level 3	—

March 31, 2008	$1,288,580

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(6,098)

Realized and unrealized gains and losses recorded for Level 3 investments are reported in Non-operating income (expense) on the condensed consolidated statements of income. Non-controlling interest expense is recorded for certain consolidated investments to reflect the portion of gains and losses not attributable to BlackRock.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Derivatives and Hedging

For the three months ended March 31, 2008 and 2007, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

During first quarter 2008 and 2007, the Company was a counterparty to a series of total return swaps to economically hedge against changes in fair value of certain investments in sponsored investment products. At March 31, 2008 the outstanding total return swaps had an aggregate notional value of approximately $79,084 and net realized and unrealized gains/(losses) of approximately $9,486 and ($292) for the three months ended March 31, 2008 and March 31, 2007, respectively, which were included in non-operating income in the Company’s condensed consolidated statements of income.

In December 2007, BlackRock entered into capital support agreements, up to $100,000, with two enhanced cash funds, backed by letters of credit (“LOCs”) in which BlackRock agreed to reimburse the bank for any amounts drawn on the LOCs. At March 31, 2008 and December 31, 2007, the derivative liability for the fair value of the capital support agreements for the two funds totaled approximately $9,300 and $12,000, respectively. The amount of the liability will increase or decrease as BlackRock’s obligation under the guarantee fluctuates based on the fair value of the derivative.

5.	Goodwill

Goodwill at March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

December 31, 2007	$5,519,714
Goodwill adjustments related to:
Quellos	(20,881)
Fund of hedge funds manager	1,581

Total goodwill adjustments	(19,300)

March 31, 2008	$5,500,414

During the three months ended March 31, 2008, the Company reduced goodwill by $19,300. Approximately $15,800 of the reduction was as a result of the Company’s review of the Quellos purchase price allocation and $5,100 related to tax benefits realized from tax-deductible goodwill in excess of book goodwill. At March 31, 2008, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was $422,000. Goodwill will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6.	Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2007	$5,351,132	$1,201,990	$6,553,122
Purchase price adjustments	27,000	51	27,051
Amortization expense	—	(36,569)	(36,569)

March 31, 2008	$5,378,132	$1,165,472	$6,543,604

The purchase price adjustments to intangible assets during the three months ended March 31, 2008 primarily related to the Company’s review of its purchase price allocation of the net assets acquired from Quellos.

7.	Borrowings

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2,500,000 unsecured revolving credit facility (“the 2007 facility”), which permits the Company to request an additional $500,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $3,000,000. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at March 31, 2008.

At March 31, 2008, the Company had $300,000 outstanding under the 2007 facility with interest rates between 2.855% to 5.105% and maturity dates between April 2008 and September 2008. During April 2008, the Company repaid $100,000 of the balance outstanding at March 31, 2008.

Long-Term Borrowings

At March 31, 2008, the estimated fair value of the Company’s $249,997 aggregate principal amount of convertible debentures was $556,700. The fair value was estimated using market prices.

At March 31, 2008, the estimated fair value of the Company’s $700,000 long-term notes was $731,353. The fair value was estimated using an applicable bond index.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8.	Related Party Transaction

On February 29, 2008, the Company committed to provide financing, if needed, of up to $60,000 to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. Financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At March 31, 2008, $52,500 of financing was outstanding with interest rates between 5.15% and 5.44%, which was included in due from affiliates on the Company’s condensed consolidated statement of financial condition, and was subsequently repaid in April 2008.

9.	Commitments and Contingencies

Legal Proceedings

BlackRock has received subpoenas from various U.S. federal and state governmental and regulatory authorities and various information requests from the Securities and Exchange Commission (“SEC”) in connection with industry-wide investigations of U.S. mutual fund matters. BlackRock is continuing to cooperate fully in these matters. From time to time, BlackRock is subject to other regulatory inquiries and proceedings.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits will have a material adverse effect on BlackRock’s earnings, financial position, or cash flows although, at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

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

Indemnifications (continued)

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

10.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$50,985	$27,019
Stock options	3,533	2,356
Long-term incentive plans (funded by PNC)	15,021	12,043

Total stock-based compensation	$69,539	$41,418

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation (continued)

Stock Options

Options outstanding at March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2007	4,101,165	$86.19
Exercised	(134,150)	$38.28

March 31, 2008	3,967,015	$87.81

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $23,526.

At March 31, 2008, the Company had $53,189 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3.5 years.

Restricted Stock and RSUs

Restricted stock and RSU activity at March 31, 2008 and changes during the three months then ended March 31, 2008 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2007	3,709,008	$158.01
Granted	1,505,286	$202.29
Converted	(394,199)	$155.20
Forfeited	(53,267)	$154.84

March 31, 2008	4,766,828	$172.26

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2008, the Company granted 295,633 RSUs as long-term incentive compensation, which will be partially funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards cliff vest in five years.

In January 2008, the Company granted 1,186,306 RSUs to employees as part of annual incentive compensation under the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”) that vest evenly over three years.

At March 31, 2008, there was $630,940 in unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.9 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

During 2007, the Company granted additional long-term incentive awards out of the Award Plan of approximately 1,600,000 RSUs that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met, is approximately $271,000, which has all been granted at March 31, 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Net income	$241,671	$195,388

Basic weighted-average shares outstanding	128,904,253	128,809,726
Dilutive potential shares from stock options and restricted stock units	2,601,255	2,565,696
Dilutive potential shares from convertible debt	793,917	520,148
Dilutive potential shares from acquisition-related contingent stock payments	577,128	—

Dilutive weighted-average shares outstanding	132,876,553	131,895,570

Basic earnings per share	$1.87	$1.52

Diluted earnings per share	$1.82	$1.48

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three months ended March 31, 2008 and 2007.

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of newly-issued BlackRock common stock that were placed into an escrow account. The shares issued have no dilutive effect for the three months ended March 31, 2008. Such shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

In April 2008, 280,519 shares were released to Quellos in accordance with the Quellos asset purchase agreement, which will result in an adjustment to the purchase price allocation.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base fee revenue by asset class for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
Investment advisory and administration base fees (in thousands)
Fixed income	$221,503	$218,723
Equity and balanced	602,627	469,031
Cash management	174,554	115,389
Alternative investments	134,194	70,365

Total investment advisory and administration base fees	$1,132,878	$873,508

The following chart shows the Company’s revenues for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
Revenues (in millions)	2008	% of total	2007	% of total
North America	$829.2	63.8%	$656.9	65.3%
Europe	417.0	32.1%	312.2	31.1%
Asia-Pacific	53.9	4.1%	36.3	3.6%

Total revenues	$1,300.1	100.0%	$1,005.4	100.0%

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Segment Information (continued)

The following chart shows the Company’s long-lived assets, including goodwill and property and equipment at March 31, 2008 and December 31, 2007.

Long-lived Assets (in millions)	March 31, 2008		December 31, 2007
North America	$5,674.8	98.3%	$5,695.2	98.4%
Europe	39.9	0.7%	34.6	0.6%
Asia-Pacific	56.3	1.0%	56.4	1.0%

Total long-lived assets	$5,771.0	100.0%	$5,786.2	100.0%

Revenue and long-lived assets in North America are primarily comprised of the United States, while Europe is primarily comprised of the United Kingdom and Asia-Pacific is primarily comprised of Australia and Japan.

These amounts are aggregated on a legal entity jurisdiction basis and do not necessarily reflect where the customer is sourced or where the asset is physically located.

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

In addition to risk factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory and administration fees earned by BlackRock and the carrying value of certain assets and liabilities denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) BlackRock’s ability to successfully integrate the MLIM and Quellos Businesses with its existing business; (17) the ability of BlackRock to effectively manage the former MLIM and Quellos assets along with its historical assets under management; (18) BlackRock’s success in maintaining the distribution of its products; and (19) BlackRock may elect to provide support to its products from time to time.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.364 trillion of assets under management (“AUM”) at March 31, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, strategic advisory and enterprise investment system services to a broad base of clients.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1.719 billion in a combination of cash and common stock (the “Quellos Transaction”). At March 31, 2008, Merrill Lynch owned approximately 45.0% of the Company’s voting common stock and approximately 48.9% of the Company’s capital stock on a fully diluted basis and The PNC Financial Services Group, Inc. (“PNC”) owned approximately 33.4% of the capital stock.

The following table summarizes BlackRock’s operating performance for each of the three months ended March 31, 2008 and 2007 and December 31, 2007. Certain prior year amounts have been reclassified to conform to 2008 presentation.

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended			Variance vs.
	March 31,		December 31,	March 31, 2007		December 31, 2007
	2008	2007	2007	Amount	%	Amount	%
Total revenue	$1,300,138	$1,005,374	$1,444,179	$294,764	29.3%	$(144,041)	(10.0)%
Total expenses	$904,448	$733,143	$976,463	$171,305	23.4%	$(72,015)	(7.4)%
Operating income	$395,690	$272,231	$467,716	$123,459	45.4%	$(72,026)	(15.4)%
Operating income, as adjusted (a)	$416,319	$310,909	$489,212	$105,410	33.9%	$(72,893)	(14.9)%
Net income	$241,671	$195,388	$322,439	$46,283	23.7%	$(80,768)	(25.0)%
Net income, as adjusted (b)	$253,060	$209,240	$333,748	$43,820	20.9%	$(80,688)	(24.2)%
Diluted earnings per share (c)	$1.82	$1.48	$2.43	$0.34	23.0%	$(0.61)	(25.1)%
Diluted earnings per share, as adjusted (b) (c)	$1.90	$1.59	$2.52	$0.31	19.5%	$(0.62)	(24.6)%
Weighted average diluted shares outstanding (c)	132,876,553	131,895,570	132,578,679	980,983	0.7%	297,874	0.2%
Operating margin, GAAP basis	30.4%	27.1%	32.4%
Operating margin, as adjusted (a)	37.6%	36.7%	38.8%
Assets under management ($ in millions)	$1,364,436	$1,154,164	$1,356,644	$210,272	18.2%	$7,792	0.6%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	BlackRock reports its financial results on a GAAP basis; however, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	Three Months Ended
	March 31,		December 31,
	2008	2007	2007
Operating income, GAAP basis	$395,690	$272,231	$467,716
Non-GAAP adjustments:
PNC LTIP funding obligation	15,021	12,043	13,927
Merrill Lynch compensation contribution	2,500	2,500	2,500
MLIM integration costs	—	7,100	923
Quellos integration costs	—	—	320
Closed-end fund launch costs	3,739	13,152	766
Closed-end fund launch commissions	164	1,397	71
Compensation expense related to (depreciation) appreciation on deferred compensation plans	(795)	2,486	2,989

Operating income, as adjusted	$416,319	$310,909	$489,212

Revenue, GAAP basis	$1,300,138	$1,005,374	$1,444,179
Non-GAAP adjustments:
Portfolio administration and servicing costs	(155,739)	(131,086)	(146,606)
Amortization of deferred sales costs	(30,208)	(21,558)	(29,057)
Reimbursable property management compensation	(6,119)	(6,642)	(6,287)

Revenue used for operating margin measurement, as adjusted	$1,108,072	$846,088	$1,262,229

Operating margin, GAAP basis	30.4%	27.1%	32.4%

Operating margin, as adjusted	37.6%	36.7%	38.8%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Non-GAAP Operating Income Adjustments:

The portion of the Long-Term Incentive Plan (“LTIP”) expense associated with awards funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs consist principally of certain professional fees and rebranding costs related to the integration which were reflected in GAAP operating income. Integration and acquisition costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. Closed-end fund launch costs and commissions have been excluded from operating income, as adjusted, because such costs can fluctuate considerably and revenues associated with the expenditure of such costs will not fully impact the Company’s results until future periods. As such, management believes that operating margins exclusive of these costs are more representative of the operating performance for the respective periods. Compensation expense associated with appreciation on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments for these plans are reported in non-operating income.

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

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

(b)	BlackRock reports its financial results on a GAAP basis; however, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three Months Ended
	March 31,		December 31,
	2008	2007	2007
Net income, GAAP basis	$241,671	$195,388	$322,439
Non-GAAP adjustments, net of tax:
PNC LTIP funding obligation	9,764	7,708	8,913
Merrill Lynch compensation contribution	1,625	1,600	1,600
MLIM integration costs	—	4,544	591
Quellos integration costs	—	—	205

Net income, as adjusted	$253,060	$209,420	$333,748

Diluted weighted average shares outstanding (c)	132,876,553	131,895,570	132,578,679

Diluted earnings per share, GAAP basis (c)	$1.82	$1.48	$2.43

Diluted earnings per share, as adjusted (c)	$1.90	$1.59	$2.52

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The portion of the LTIP expense associated with awards funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs, reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. Integration costs consist principally of professional fees and rebranding costs incurred in conjunction with the integrations.

(c)	Series A non-voting participating preferred stock is considered to be common stock for purposes of earnings per share calculations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan, Hong Kong and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The primary retail fund group offered outside the United States is the Merrill Lynch International Investment Funds (“MLIIF”), which was rebranded in April 2008 and subsequently named BlackRock Global Funds (“BGF”), which is authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include a wide variety of open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain products, or, in the case of certain real estate equity separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange gains or losses and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

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

BlackRock provides a variety of risk management, investment analytic and investment system services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including pre-determined percentages of the market value of assets subject to the services and the number of individual investment accounts, or fixed fees. Fees earned on risk management, investment analytic and investment system assignments are recorded as other revenue in the condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities and PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

				Variance
	March 31, 2008	December 31,	March 31,	Quarter to Quarter	Year to Year
		2007
Fixed income	$514,673	$513,020	$470,513	0.3%	9.4%
Equity and balanced	426,935	459,182	402,983	(7.0)%	5.9%
Cash management	349,208	313,338	244,838	11.4%	42.6%
Alternative investments	73,620	71,104	35,830	3.5%	105.5%

Total	$1,364,436	$1,356,644	$1,154,164	0.6%	18.2%

AUM increased approximately $7.8 billion, or 0.6%, to $1.364 trillion at March 31, 2008, compared to $1.357 trillion at December 31, 2007. The growth in AUM was attributable to $35.2 billion in net subscriptions and $10.2 billion in foreign exchange gains, offset by $37.6 billion in net market depreciation. Net subscriptions of $35.2 billion for the three months ended March 31, 2008 was the result of net new business of $35.1 billion in cash management products and $3.3 billion in alternative products, partially offset by net redemptions of $2.9 billion in fixed income products and $0.3 billion in equity and balanced products. Foreign exchange gains of $10.2 billion consisted primarily of $6.1 billion in equity and balanced assets, $3.2 billion in fixed income assets and $0.5 billion in alternative products. Market depreciation of $37.6 billion primarily reflected depreciation in equity and balanced assets of $38.1 billion, as equity markets declined during the three months ended March 31, 2008.

AUM increased approximately $210.3 billion, or 18.2%, to $1.364 trillion at March 31, 2008, compared with $1.154 trillion at March 31, 2007. The growth in AUM was attributable to $158.4 billion in net subscriptions, $21.9 billion acquired in the Quellos Transaction, $21.2 billion in foreign exchange gains and $8.8 billion in net market appreciation. Net subscriptions of $158.4 billion for the twelve months ended March 31, 2008 were attributable to net new business of $102.0 billion in cash management products, $21.6 billion in equity and balanced products, $20.7 billion in fixed income products and $14.1 billion in alternative investment products. Foreign exchange gains of $21.2 billion consisted primarily of $13.2 billion in equity and balanced assets and $6.5 billion in fixed income assets. Market appreciation of $8.8 billion largely reflected appreciation on fixed income products of $16.9 billion due to current income and changes in market interest rates, partially offset by market depreciation in equity and balanced assets of $10.8 billion, as equity markets declined during the three months ended March 31, 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended March 31, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Quarter Ended March 31, 2008

(Dollar amounts in millions)

	December 31, 2007	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign Exchange [1]	March 31, 2008
Fixed income	$513,020	$(2,935)	$1,347	$3,241	$514,673
Equity and balanced	459,182	(319)	(38,054)	6,126	426,935
Cash management	313,338	35,144	424	302	349,208
Alternative investments	71,104	3,323	(1,332)	525	73,620

Total	$1,356,644	$35,213	$(37,615)	$10,194	$1,364,436

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended March 31, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended March 31, 2008

(Dollar amounts in millions)

	March 31, 2007	Net subscriptions (redemptions)	Acquisition [1]	Market appreciation (depreciation)	Foreign Exchange [2]	March 31, 2008
Fixed income	$470,513	$20,717	$—	$16,938	$6,505	$514,673
Equity and balanced	402,983	21,558	—	(10,796)	13,190	426,935
Cash management	244,838	102,028	—	1,693	649	349,208
Alternative investments	35,830	14,115	21,868	960	847	73,620

Total	$1,154,164	$158,418	$21,868	$8,795	$21,191	$1,364,436

[1]	Data reflects net assets acquired in the Quellos Transaction on October 1, 2007.
[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007.

Revenue

	Three Months Ended March 31,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Investment advisory and administration fees:
Fixed income	$221,503	$218,723	$2,780	1.3%
Equity and balanced	602,627	469,031	133,596	28.5%
Cash management	174,554	115,389	59,165	51.3%
Alternative investments	134,194	70,365	63,829	90.7%

Investment advisory and administration base fees	1,132,878	873,508	259,370	29.7%
Fixed income	1,222	1,506	(284)	(18.9)%
Equity and balanced	38,011	9,105	28,906	317.5%
Alternative investments	2,310	11,807	(9,497)	(80.4)%

Investment advisory performance fees	41,543	22,418	19,125	85.3%

Total investment advisory and administration fees	1,174,421	895,926	278,495	31.1%

Distribution Fees	35,319	24,820	10,499	42.3%

Other revenue:
BlackRock Solutions	59,665	42,314	17,351	41.0%
Other revenue	30,733	42,314	(11,581)	(27.4)%

Total other revenue	90,398	84,628	5,770	6.8%

Total revenue	$1,300,138	$1,005,374	$294,764	29.3%

Total revenue for the three months ended March 31, 2008 increased $294.8 million, or 29.3%, to $1,300.1 million, compared with $1,005.4 million for the three months ended March 31, 2007. Total investment advisory and administration fees increased $278.5 million, or 31.1%, to $1,174.4 million for the three months ended March 31, 2008, compared with $895.9 million for the three months ended March 31, 2007. Distribution fees increased by $10.5 million to $35.3 million for the three months ended March 31, 2008 compared with $24.8 million for the three months ended March 31, 2007. Other revenue increased by $5.8 million, or 6.8%, to $90.4 million for the three months ended March 31, 2008, compared with $84.6 million for the three months ended March 31, 2007.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $278.5 million, or 31.1%, was the result of an increase in investment advisory and administration base fees of $259.4 million, or 29.7%, to $1,132.9 million for the three months ended March 31, 2008, compared with $873.5 million for the three months ended March 31, 2007 and an increase of $19.1 million in performance fees. Investment advisory and administration base fees increased in the three months ended March 31, 2008 primarily as a result of increased AUM across all asset types of $210.3 billion over the past twelve months.

The increase in investment advisory and administration base fees of $259.4 million for the three months ended March 31, 2008, compared with the three months ended March 31, 2007 consisted of increases of $133.6 million in equity and balanced products, $63.8 million in alternative products, $59.2 million in cash management products and $2.8 million in fixed income products. The increase in investment advisory and administration fees for equity and balanced, alternative products, cash management and fixed income was driven by increases in AUM of $23.9 billion, $37.8 billion, $104.4 billion and $44.2 billion, respectively, over the past twelve months.

Performance fees increased by $19.1 million, or 85.3%, to $41.5 million for the three months ended March 31, 2008, as compared to $22.4 million for the three months ended March 31, 2007, primarily as a result of higher performance fees in international equity separate accounts.

Distribution Fees

Distribution fees increased by $10.5 million to $35.3 million for the three months ended March 31, 2008, as compared to $24.8 million for the three months ended March 31, 2007. The increase in distribution fees is primarily the result of the acquisition of distribution financing arrangements from PNC in second quarter 2007.

Other Revenue

Other revenue of $90.4 million for the quarter ended March 31, 2008 increased $5.8 million compared with the quarter ended March 31, 2007. Other revenue primarily represents fees earned on BlackRock Solutions products and services of $59.7 million, property management fees of $9.1 million earned on real estate products (primarily related to reimbursement of the salaries and benefits of certain Realty employees from certain real estate products), unit trust sales fees of $7.3 million and fees related to securities lending of $7.1 million.

The increase in other revenue of $5.8 million, or 6.8%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily the result of an increase of $17.4 million from BlackRock Solutions products and services driven by new Aladdin® and advisory assignments, partially offset by a decrease in fees earned for fund accounting of $9.0 million and $4.5 million earned on unit trust sales.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. (continued)

Expenses

	Three Months Ended March 31,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Expenses:
Employee compensation and benefits	$468,949	$347,302	$121,647	35.0%
Portfolio administration and servicing costs	155,739	131,086	24,653	18.8%
Amortization of deferred sales commissions	30,208	21,558	8,650	40.1%
General and administration	212,983	202,165	10,818	5.4%
Amortization of intangible assets	36,569	31,032	5,537	17.8%

Total expenses	$904,448	$733,143	$171,305	23.4%

Total expenses increased $171.3 million, or 23.4%, to $904.4 million for the three months ended March 31, 2008, compared with $733.1 million for the three months ended March 31, 2007. The increase was attributable to increases in employee compensation and benefits, portfolio and administration and servicing costs and general and administration expenses. The three months ended March 31, 2007, included $7.1 million of integration charges related to the MLIM Transaction. These charges were recorded in general and administration in 2007.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $121.6 million, or 35.0%, to $468.9 million, at March 31, 2008, compared to $347.3 million for the three months ended March 31, 2007. The increase in employee compensation and benefits expense was primarily attributable to increases in incentive compensation, salaries and benefits and stock-based compensation of $57.8 million, $27.4 million and $28.5 million, respectively. The $57.8 million increase in incentive compensation was primarily attributable to higher operating income and direct incentives associated with higher performance fees earned on the Company’s alternative investment products. The increase of $27.4 million in salaries and benefits was primarily due to higher staffing levels associated with business growth and the Quellos Transaction. Employees (including employees of Metric Property Management, Inc. (“Metric”)) at March 31, 2008 totaled 6,024 as compared to 5,227 at March 31, 2007. Stock-based compensation increased $28.5 million primarily due to additional grants of stock awards in first quarter 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $24.7 million to $155.7 million during the three months ended March 31, 2008, compared to $131.1 million for the three months ended March 31, 2007. These costs include payments to third parties, as well as payments to Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs for the three months ended March 31, 2008 included $121.9 million of costs payable to Merrill Lynch and affiliates and $8.2 million of costs payable to PNC and affiliates.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. (continued)

Expenses (continued)

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions increased by $8.7 million to $30.2 million for the three months ended March 31, 2008, as compared to $21.6 million for the three months ended March 31, 2007. The increase in amortization of deferred sales commissions was primarily the result of the acquisition of distribution financing arrangements from PNC in second quarter 2007.

General and Administration Expense

	Three Months Ended March 31,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
General and administration expense:
Marketing and promotional	$41,454	$40,870	$584	1.4%
Portfolio services	41,175	37,729	3,446	9.1%
Occupancy	33,308	33,231	77	0.2%
Technology	30,888	28,438	2,450	8.6%
Professional services	22,401	23,527	(1,126)	(4.8)%
Closed-end fund launch costs	3,739	13,152	(9,413)	(71.6)%
Other general and administration	40,018	25,218	14,800	58.7%

Total general and administration expense	$212,983	$202,165	$10,818	5.4%

General and administration expense increased $10.8 million, or 5.4%, for the three months ended March 31, 2008 to $213.0 million, compared to $202.2 million for the three months ended March 31, 2007. The increase in general and administration expense was due to increases in portfolio services costs of $3.4 million, technology expense of $2.5 million, marketing and promotional expense of $0.6 million and other general and administration costs of $14.8 million, partially offset by a reduction in closed-end fund launch costs of $9.4 million and professional services of $1.1 million.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. (continued)

Expenses (continued)

Portfolio services costs increased by $3.4 million to $41.2 million and relates to supporting higher AUM levels and increased trading activities. Technology expenses increased $2.5 million, or 8.6%, to $30.9 million compared to $28.4 million for the three months ended March 31, 2007 primarily due to a $6.6 million increase in hardware and software costs, which include licensing, maintenance and depreciation expense, partially offset by a $4.6 million decrease in technology consulting expenses. Other general and administration costs increased by $14.8 million to $40.0 million from $25.2 million, primarily related to $10.4 million of incremental foreign currency remeasurement costs and $2.8 million of incremental communication costs. Closed-end fund launch costs totaled $3.7 million for the three months ended March 31, 2008 relating to one new closed-end fund launched during the period, which raised approximately $127.4 million in AUM. Closed-end fund launch costs for the three months ended March 31, 2007 totaled $13.2 million relating to one new closed-end fund launched during the period, which generated $764.8 million in AUM. Professional services decreased $1.1 million, or 4.8%, to $22.4 million compared to $23.5 million for the three months ended March 31, 2007 primarily due to decreased consulting costs related to the MLIM integration in 2007.

Amortization of Intangible Assets

The $5.5 million increase in amortization of intangible assets to $36.6 million for the three months ended March 31, 2008, compared to $31.0 million for the three months ended March 31, 2007, primarily reflects amortization of finite-lived intangible assets acquired in the Quellos Transactions.

Non-Operating Income, Net of Non-Controlling Interest

Non-operating income, net of non-controlling interest for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Total non-operating income	$(18,528)	$157,731	$(176,259)	(111.7)%
Non-controlling interest	(5,360)	(124,668)	119,308	(95.7)%

Total non-operating income, net of non-controlling interest	$(23,888)	$33,063	$(56,951)	(172.2)%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. (continued)

The components of non-operating income, net of non-controlling interest, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Non-operating income, net of non-controlling interest:
Net gain (loss) on investments, net of non-controlling interest:
Private equity	$8,061	$10,267	$(2,206)	(21.5)%
Real estate	(13,936)	(1,164)	(12,772)	NM
Hedge funds/funds of hedge funds	(15,882)	8,650	(24,532)	(283.6)%
Other investments[1]	(3,092)	7,939	(11,031)	(138.9)%

Total net gain (loss) on investments, net of non-controlling interest	(24,849)	25,692	(50,541)	(196.7)%
Interest and dividend income	18,339	18,357	(18)	(0.1)%
Interest expense	(17,378)	(10,986)	(6,392)	58.2%

Total non-operating income, net of non-controlling interest	$(23,888)	$33,063	$(56,951)	(172.2)%

NM – Not Meaningful

[1]	Includes investment income related to equity and fixed income investments, collateralized debt obligations (“CDOs”), deferred compensation arrangements and BlackRock’s seed capital hedging program.

Non-Operating Income, Net of Non-Controlling Interest (continued)

Non-operating income, net of non-controlling interest, decreased $57.0 million to a loss of $23.9 million for the quarter ended March 31, 2008, as compared to income of $33.1 million for the quarter ended March 31, 2007, as a result of a $24.8 million net loss on investments compared with a net gain on investments of $25.7 million in first quarter 2007 and a $6.4 million increase in interest expense related to the issuance of long-term debt in September 2007. The net loss on investments, net of non-controlling interest, in 2008 was primarily due to a decline in valuations from seed investments and co-investments in private equity products, real estate equity products, hedge funds/funds of hedge funds and other investments.

Income Taxes

Income tax expense was $130.1 million and $109.9 million for the three months ended March 31, 2008 and 2007, respectively, representing effective income tax rates of 35.0% and 36.0%, respectively. The reduction in the effective tax rate is primarily due to the geographic mix of earnings and tax legislation changes enacted in the third quarter 2007 in the United Kingdom that reduced corporate income tax rates in 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. (continued)

Net Income

Net income totaled $241.7 million, or $1.82 per diluted share, for the three months ended March 31, 2008, which was an increase of $46.3 million, or $0.34 per diluted share, compared to the three months ended March 31, 2007. Net income for the quarter ended March 31, 2008, includes the after-tax impact of the portion of LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, of $9.8 million and $1.6 million, respectively.

Net income of $195.4 million for the quarter ended March 31, 2007, included the after-tax impacts related to the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC of $7.7 million, MLIM integration costs of $4.5 million and an expected contribution by Merrill Lynch of $1.6 million to fund certain compensation of former MLIM employees. MLIM integration costs primarily include professional fees and other general and administration expenses. Exclusive of these GAAP expenses, fully diluted earnings per share, as adjusted, for the three months ended March 31, 2008 increased $0.31, or 19.5%, compared to the three months ended March 31, 2007.

Operating Margin

The Company’s operating margin was 30.4% for the three months ended March 31, 2008, compared to 27.1% for the three months ended March, 31, 2007. Operating margin for the three months ended March 31, 2008 and 2007 included the impact of $3.9 million and $14.5 million, respectively, of closed-end fund launch costs and commissions. In addition, operating margin for the three months ended March 31, 2007 included the impact of $7.1 million of MLIM integration costs. Operating margin improved 3.3% primarily due operating leverage associated with the growth in revenue, a reduction of close-end fund launch costs and commissions, the reduction of MLIM integration costs offset by an increase in amortization of intangible assets associated with the Quellos Transaction.

Operating margin, as adjusted, was 37.6% and 36.7% for the three months ended March 31, 2008 and 2007, respectively. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Operating Items

Support of Two Enhanced Cash Funds

During 2007, BlackRock made investments in two enhanced cash funds to enhance fund liquidity and to facilitate redemptions. At March 31, 2008, BlackRock’s total net investment in these two funds was approximately $88.5 million.

In December 2007, BlackRock entered into capital support agreements with the two funds, backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock has agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. BlackRock provided approximately $1 million of capital contributions to these two funds for the three months ended March 31, 2008 under the capital support agreements.

At March 31, 2008 and December 31, 2007, in applying the provisions of FASB Interpretation No. 46(R) (“FIN 46(R)”) Consolidation of Variable Interest Entities, BlackRock concluded that it is not the primary beneficiary of either fund.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Operating Items (continued)

Exposure to Collateralized Debt Obligations

In the normal course of business, BlackRock manages various CDOs. A CDO is a managed investment vehicle that purchases a portfolio of assets or enters into swaps. A CDO funds its activities through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. Typically, BlackRock’s role is as collateral manager. The Company also may invest in a portion of the debt or equity issued. These entities meet the definition of a variable interest entity under FIN 46(R). BlackRock has concluded that it is not the primary beneficiary of these CDOs, and as a result it does not consolidate these CDOs in its condensed consolidated financial statements.

At March 31, 2008 and December 31, 2007, BlackRock’s maximum risk of loss related to CDOs was approximately $25.4 million and $32.1 million, respectively.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

In accordance with GAAP, certain BlackRock sponsored investment funds are consolidated into the condensed consolidated financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority economic interest in these funds. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds. We use an adjusted cash flow, which excludes the impact of consolidated sponsored investment funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. We believe that BlackRock’s cash flows, excluding the impact of the consolidated sponsored investment funds provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The following tables present a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows excluding the impact of the cash flows of consolidated sponsored investment funds:

	Three Months Ended March 31, 2008
(Dollar amounts in millions)	GAAP Basis	Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$(130)	$135	$(265)
Cash flows from investing activities	(134)	(11)	(123)
Cash flows from financing activities	(205)	(91)	(114)
Effect of exchange rate changes on cash and cash equivalents	7	—	7

Net change in cash and cash equivalents	(462)	33	(495)
Cash and cash equivalents, beginning of period	1,656	67	1,589

Cash and cash equivalents, end of period	$1,194	$100	$1,094

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions’ products and services, property management fees, mutual fund distribution fees and realized earnings and distributions on certain of the Company’s investments. BlackRock primarily uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchases of investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

Cash flows from operating activities in the first quarter includes cash payments related to year-end incentive compensation.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its consolidated financial condition and funding to maintain appropriate liquidity for the business. At March 31, 2008, the Company had total cash and cash equivalents on its condensed consolidated statements of financial condition of $1,194.2 million. Cash and cash equivalents, net of amounts in consolidated sponsored investment funds of $100.0 million and net of regulatory capital requirements of $239.7 million (partially met with cash and cash equivalents), was $854.5 million. In addition, at March 31, 2008, the Company had committed access to $2,100 million of undrawn cash (net of outstanding letters of credit totaling $100 million) via its 2007 five-year credit facility, resulting in cash, net of cash in consolidated sponsored investment funds and regulatory capital requirements, plus credit capacity of $2,954.5 million.

Approximately $100.0 million in cash and cash equivalents and $907.6 million in investments included in the Company’s condensed consolidated statement of financial condition at March 31, 2008 are held by sponsored investment funds that are consolidated by BlackRock in accordance with GAAP. The Company may not be able to access such cash or investments to use in its operating activities. In addition, a significant portion of the Company’s investments are illiquid in nature and, as such, are not readily convertible to cash.

Investment/Loan Commitments

At March 31, 2008, the Company had $498.7 million of various capital commitments to fund sponsored investment funds and unfunded commitments related to one private equity warehouse facility. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to seed additional investment products for and with clients.

At March 31, 2008, the Company had loaned approximately $99.5 million to certain funds of funds managed by the Company and warehouse entities established for such funds. At March 31, 2008, the Company had committed to make additional loans of approximately $76.1 million under the agreements. The Company anticipates making additional commitments under these facilities from time to time, but is not obligated to do so.

On February 29, 2008, the Company committed to provide financing, if needed, of up to $60.0 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. Financing is collateralized by certain investments owned by Anthracite. At March 31, 2008, $52.5 million of financing was outstanding, which was included in due from affiliates on the Company’s condensed consolidated statement of financial condition, with interest rates between 5.15% and 5.44% and was subsequently repaid in April 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Borrowings

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at March 31, 2008.

At March 31, 2008, the Company had $300.0 million outstanding under the 2007 facility with interest rates between 2.855% to 5.105% and maturity dates between April 2008 and September 2008. During April 2008, the Company repaid $100.0 million of the balance outstanding at March 31, 2008.

In December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the existing 2007 facility totaling in aggregate $100 million.

At March 31, 2008, long-term borrowings were $947.2 million. Debt service and repayment requirements, assuming the convertible debentures are repaid at BlackRock’s option in 2010, are $25.8 million for the remainder of 2008, $51.0 million in 2009, $297.7 million in 2010 and $43.8 million in each of 2011 and 2012.

Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At March 31, 2008, the Company was required to maintain approximately $239.7 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Fair Value Measurements, discussed below, see Note 2 in BlackRock’s Annual Report on Form 10-K for detail on Significant Accounting Policies.

PART I – FINANCIAL INFORMATION (continued)

Liquidity and Capital Resources (continued)

Critical Accounting Policies (continued)

Fair Value Measurements

BlackRock adopted SFAS No. 157 as of January 1, 2008, which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and debt securities.

Level 2 Inputs – Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Investments which generally are included in this category include securities held within consolidated hedge funds as well as restricted public securities valued at a discount.

Level 3 Inputs – Unobservable inputs for the valuation of the asset or liability. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Investments included in this category generally include general and limited partnership interests in private equity, real estate, hedge funds, and funds of hedge funds.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

BlackRock reports its investments on a GAAP basis, which includes investment balances which are owned by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

PART I – FINANCIAL INFORMATION (continued)

Critical Accounting Policies (continued)

Fair Value Disclosures (continued)

The following table represents investments measured at fair value on a recurring basis at March 31, 2008:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at March 31, 2008
Total investments, GAAP	$310.9	$285.9	$1,288.6	$37.5	$1,922.9

Net assets for which the Company does not bear “economic” exposure (1)	(3.7)	(160.1)	(435.1)	—	(598.9)

Net “economic” investment exposure (2)	$307.2	$125.8	$853.5	$37.5	$1,324.0

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets and other liabilities that are consolidated from sponsored investment funds.
(3)	Includes investments in equity method investees which are not accounted for under a fair value measure in accordance with GAAP as well as certain investments held at cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2008, the majority of our investment advisory and administration fees were based on AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At March 31, 2008, the outstanding total return swaps had an aggregate notional value of approximately $79 million.

Corporate Investments Portfolio Risks

At March 31, 2008, approximately $908 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. The Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	March 31, 2008	December 31, 2007
Total investments	$1,923	$2,000
Consolidated sponsored investments funds	(908)	(1,054)
Net exposure to consolidated investment funds	309	325

Total net “economic” investment exposure	$1,324	$1,271

Equity Market Price Risk

At March 31, 2008, the Company’s net exposure to equity price risk is approximately $926 million (net of $79 million of certain equity investments that are hedged via total return swaps) of the Company’s net economic investment exposure. The Company estimates that a 10% adverse change in equity prices would result in a decrease of approximately $92.6 million in the carrying value of such investments.

Interest Rate Risk

At March 31, 2008, the Company was exposed to interest-rate risk as a result of approximately $319 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $3.2 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling and the Euro, was $91 million. A 10% adverse change in foreign exchange rates would result in approximately a $9.1 million decline in the carrying value of such investments.

PART I – FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Exchange Act) at March 31, 2008. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at March 31, 2008.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See footnote 9, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2008 through January 31, 2008	31,097	[2]	$200.36	—	751,400
February 1, 2008 through February 29, 2008	159,120	[3]	$215.82	—	751,400
March 1, 2008 through March 31, 2008	922	[3]	$195.99	—	751,400

Total	191,139		$213.21	—

[1]

On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date. An additional indeterminable number of shares may be repurchased under the 2002 Long-Term Incentive Plan (“2002 LTIP”).

[2]

Includes 25,072 shares purchased by the Company from employees in January pursuant to a put feature available in connection with the payment of certain 2002 LTIP awards. This number also includes purchases made by the Company to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

[3]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ Paul L. Audet
Paul L. Audet
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.