Form 10-Q
period 2008-06-30
BlackRock Inc.
filed 2008-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or, a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 118,059,866 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

- ii -

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands, except per share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,427,522	$1,656,200
Accounts receivable	1,569,116	1,235,940
Due from related parties	204,476	174,853
Investments	1,941,525	1,999,944
Separate account assets	4,026,713	4,669,874
Deferred mutual fund sales commissions, net	168,271	174,849
Property and equipment (net of accumulated depreciation of $267,074 at June 30, 2008 and $225,645 at December 31, 2007)	265,399	266,460
Intangible assets (net of accumulated amortization of $251,591 at June 30, 2008 and $178,450 at December 31, 2007)	6,507,087	6,553,122
Goodwill	5,535,174	5,519,714
Other assets	371,969	310,559

Total assets	$22,017,252	$22,561,515

Liabilities
Accrued compensation and benefits	$666,190	$1,086,590
Accounts payable and accrued liabilities	1,029,636	788,968
Due to related parties	93,972	114,347
Short-term borrowings	300,000	300,000
Long-term borrowings	946,552	947,021
Separate account liabilities	4,026,713	4,669,874
Deferred tax liabilities	1,993,398	2,059,980
Other liabilities	286,694	419,570

Total liabilities	9,343,155	10,386,350

Non-controlling interests	544,388	578,210

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 118,573,367 shares issued, 117,071,411 and 116,059,560 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	1,186	1,186
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding at June 30, 2008 and December 31, 2007)	126	126
Additional paid-in capital	10,342,601	10,274,096
Retained earnings	1,929,726	1,622,041
Accumulated other comprehensive income	91,504	71,020
Escrow shares, common, at cost (911,266 and 1,191,785 held at June 30, 2008 and December 31, 2007, respectively)	(143,367)	(187,500)
Treasury stock, common, at cost (590,690 and 1,322,022 shares held at June 30, 2008 and December 31, 2007, respectively)	(92,067)	(184,014)

Total stockholders’ equity	12,129,709	11,596,955

Total liabilities, non-controlling interests and stockholders’ equity	$22,017,252	$22,561,515

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Investment advisory and administration base fees
Related parties	$773,477	$625,424	$1,521,439	$1,200,204
Other third parties	387,880	325,186	772,796	623,914
Investment advisory performance fees	57,079	25,720	98,622	48,138

Investment advisory and administration base and performance fees	1,218,436	976,330	2,392,857	1,872,256
Distribution fees	33,683	32,867	69,002	57,687
Other revenue
Other third parties	125,777	80,780	211,318	161,011
Related parties	9,055	7,046	13,912	11,443

Total revenue	1,386,951	1,097,023	2,687,089	2,102,397

Expenses
Employee compensation and benefits	551,954	408,773	1,020,903	756,075
Portfolio administration and servicing costs
Related parties	126,968	115,452	257,214	232,969
Other third parties	26,650	15,625	52,143	29,194
Amortization of deferred mutual fund sales commissions	33,422	28,713	63,630	50,271
General and administration
Other third parties	203,794	190,752	407,576	382,445
Related parties	2,601	24,632	11,802	35,104
Amortization of intangible assets	36,572	31,075	73,141	62,107

Total expenses	981,961	815,022	1,886,409	1,548,165

Operating income	404,990	282,001	800,680	554,232

Non-operating income (expense)
Net gain (loss) on investments	(467)	210,203	(19,956)	360,563
Interest and dividend income	13,924	13,738	32,263	32,095
Interest expense	(16,720)	(10,223)	(34,098)	(21,209)

Total non-operating income (expense)	(3,263)	213,718	(21,791)	371,449

Income before income taxes and non-controlling interests	401,727	495,719	778,889	925,681
Income tax expense	147,569	125,012	277,700	234,918

Income before non-controlling interests	254,158	370,707	501,189	690,763
Non-controlling interests	(19,900)	148,463	(14,540)	273,131

Net income	$274,058	$222,244	$515,729	$417,632

Earnings per share:
Basic	$2.12	$1.73	$3.99	$3.25
Diluted	$2.05	$1.69	$3.87	$3.17

Cash dividends declared and paid per share	$0.78	$0.67	$1.56	$1.34

Weighted-average shares outstanding:
Basic	129,569,325	128,544,894	129,242,591	128,676,577
Diluted	133,526,713	131,383,470	133,189,957	131,580,121

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$274,058	$222,244	$515,729	$417,632
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale investments, net of tax	1,228	586	(3,937)	(871)
Minimum pension liability adjustment	—	—	(542)	—
Foreign currency translation adjustments	(1,344)	16,371	24,963	18,574

Comprehensive income	$273,942	$239,201	$536,213	$435,335

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$515,729	$417,632
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	115,346	94,686
Amortization of deferred mutual fund sales commissions	63,630	50,271
Non-controlling interests	(14,540)	273,131
Stock-based compensation	133,071	91,430
Deferred income tax expense (benefit)	(66,323)	41,462
Other net gains and net proceeds (purchases) of investments	16,185	(329,149)
Earnings from equity method investees	(10,410)	(22,475)
Distributions of earnings from equity method investees	13,946	5,118
Other adjustments	(757)	(1,669)
Changes in operating assets and liabilities:
Accounts receivable	(323,765)	(113,288)
Due from related parties	(29,623)	35,095
Deferred mutual fund sales commissions	(57,052)	(26,948)
Investments, trading	221,682	(134,615)
Other assets	59,879	(219,485)
Accrued compensation and benefits	(415,186)	(362,267)
Accounts payable and accrued liabilities	255,659	150,583
Due to related parties	(20,375)	(158,788)
Other liabilities	24,377	131,667

Cash flows from operating activities	481,473	(77,609)

Cash flows from investing activities
Purchases of investments	(285,221)	(214,786)
Purchases of assets held for sale	(58,719)	—
Proceeds from sales of investments	52,231	128,311
Distributions of capital from equity method investees	7,995	—
Purchases of property and equipment	(39,903)	(62,305)
Net consolidations (deconsolidations) of sponsored investment funds	—	(5,709)
Acquisitions, net of cash acquired	—	(42,198)
Proceeds from other investing activities	4,361	—

Cash flows from investing activities	(319,256)	(196,687)

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from financing activities
Repayment of long-term borrowings	(751)	—
Repayment of short-term borrowings	(100,000)	—
Proceeds from short-term borrowings	100,000	360,000
Cash dividends paid	(208,044)	(176,766)
Proceeds from stock options exercised	17,712	36,737
Reissuance of treasury stock	2,873	3,810
Purchase of treasury stock	(43,236)	(286,758)
Subscriptions received from non-controlling interest holders, net of distributions	(9,874)	192,864
Excess tax benefit from stock-based compensation	46,750	61,348
Net proceeds/(repayments) of borrowings by consolidated sponsored investment funds	(202,393)	261,616
Other financing activities	—	(1,183)

Cash flows from financing activities	(396,963)	451,668

Effect of exchange rate changes on cash and cash equivalents	6,068	18,574

Net increase (decrease) in cash and cash equivalents	(228,678)	195,946
Cash and cash equivalents, beginning of period	1,656,200	1,160,304

Cash and cash equivalents, end of period	$1,427,522	$1,356,250

Supplemental cash flow information:
Cash paid for interest	$32,537	$13,684
Cash paid for income taxes	$294,575	$102,758

Supplemental non-cash flow information:
Issuance of treasury stock	$109,481	$81,390
Decrease in investments due to net deconsolidations of sponsored investment funds	$5,935	$181,953
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$5,935	$167,016
PNC LTIP capital contributions	$5,090	$174,932

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of open-end and closed-end fund families and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. In addition, BlackRock provides risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workouts, risk management and strategic planning and execution.

In October 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”), referred to as the “Quellos Transaction” and in September 2006, Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business (the “MLIM Business”) to BlackRock via a capital contribution, referred to as the “MLIM Transaction.”

1.	Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests include the portion of consolidated sponsored investment funds in which the Company does not have a direct equity ownership. All significant accounts and transactions between consolidated entities have been eliminated.

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

The interim financial information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the current presentation.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation (continued)

Fair Value Measurements

BlackRock adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008, which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and debt securities.

Level 2 Inputs - Other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Investments which generally are included in this category may include securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuation for substantially all of the investments within the fund is based upon Level 1 or Level 2 inputs, as well as restricted public securities valued at a discount.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation (continued)

Assets and Liabilities to be Disposed of by Sale

In the course of the business of establishing real estate and private equity sponsored investment funds, the Company may purchase land, properties and third party private equity funds while incurring liabilities directly associated with the assets, together a disposal group, with the intention to sell the disposal group to sponsored investment funds upon their launch. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company treats these assets and liabilities as a “disposal group”, measured at the lower of the carrying amount or fair value. Losses are recognized for any initial or subsequent write-down to fair value and gains are recognized for any subsequent increase in fair value, but not in excess of the cumulative loss previously recognized.

At June 30, 2008, the Company held disposal group assets of $129,598 and related liabilities of $71,150 in other assets and other liabilities, respectively, on its condensed consolidated statements of financial condition. Disposal group liabilities include approximately $56,900 of borrowings directly associated with the disposal group assets. During the three and six months ended June 30, 2008, the Company recorded losses of $3,276 within non-operating income on its condensed consolidated statements of income related to the disposal group.

Recent Accounting Developments

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”) and FSP FAS 157-2, Effective Date of FASB Statement No. 157. (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope transactions accounted for in accordance with SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets each measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and those assets and liabilities initially measured at fair value in a business combination or asset purchase.

The Company adopted SFAS No. 157 on January 1, 2008, with the exception of the application of FSP FAS 157-2 related to non-recurring non-financial assets and liabilities. The partial adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements. The Company does not expect that the adoption of the provisions of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have a material impact on its condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and it is irrevocable once elected. Assets and liabilities measured at fair value pursuant to SFAS No. 159 would be reported separately in the statement of financial condition from those instruments measured using another accounting method. The Company adopted SFAS No. 159 on January 1, 2008, however, elected not to apply the fair value option to any of its eligible financial assets or liabilities at that date. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s condensed consolidated financial statements. The Company may elect the fair value option for any future eligible financial assets or liabilities upon their initial recognition.

Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company is currently evaluating the potential impact of SFAS No. 160 on its consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) further defines the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as business combinations. Additionally, SFAS No. 141(R) changes the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer generally be expensed as incurred. In addition, if liabilities for unrecognized tax benefits related to tax positions assumed in a business combination are settled prior to the adoption of SFAS No. 141(R), the reversal of any remaining liability will affect goodwill. If such liabilities reverse subsequent to the adoption of SFAS No. 141(R), such reversals will affect the income tax provision in the period of reversal. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company currently is evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements and on potential future business combinations.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to impact BlackRock’s consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP FAS 142-3 on its consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Convertible Debt Instruments

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. At June 30, 2008 the Company had $249,997 principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on its consolidated financial statements.

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented shall be adjusted retrospectively. The Company has awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights and is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on the Company’s EPS.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments

A summary of the carrying value of investments is as follows:

	Carrying Value
	June 30, 2008	December 31, 2007
Available-for-sale investments	$244,354	$263,795
Trading investments	167,350	395,006
Other investments:
Consolidated sponsored investment funds	730,042	760,378
Equity method	776,462	554,016
Deferred compensation plan investments	23,218	22,710
Cost method	99	4,039

Total other investments	1,529,821	1,341,143

Total investments	$1,941,525	$1,999,944

At June 30, 2008, the Company had $792,219 of investments held by consolidated sponsored investment funds of which $62,177 and $730,042 were classified as trading investments and other investments, respectively.

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Carrying
June 30, 2008	Cost	Gains	Losses	Value
Total available-for-sale investments:
Sponsored investment funds	$229,894	$3,459	$(2,893)	$230,460
Collateralized debt obligations (“CDOs”)	7,913	143	—	8,056
Other debt securities	4,365	—	(1,256)	3,109
Other	2,815	—	(86)	2,729

Total available-for-sale investments	$244,987	$3,602	$(4,235)	$244,354

December 31, 2007
Total available-for-sale investments:
Sponsored investment funds	$245,677	$5,894	$(1,217)	$250,354
Collateralized debt obligations	10,458	53	—	10,511
Other	2,815	115	—	2,930

Total available-for-sale investments	$258,950	$6,062	$(1,217)	$263,795

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

During the six months ended June 30, 2008 and 2007, the Company recorded other-than-temporary impairments of $4,853 and $1,831, respectively, related to other debt securities and CDO available-for-sale investments.

The Company has reviewed the gross unrealized losses of $4,235 at June 30, 2008 related to available-for-sale investments, of which $291 had been in a loss position for greater than twelve months, and determined that these losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to recover such losses. As a result, the Company recorded no additional impairments on such securities.

A summary of the cost and carrying value of trading and other investments is as follows:

	June 30, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$37,324	$44,399	$40,394	$44,680
Equity securities	96,182	102,596	103,058	116,742
Municipal debt securities	10,302	10,266	239,398	233,584
Foreign government debt securities	8,311	7,945	—	—
Corporate debt securities	1,285	1,250	—	—
U.S. government debt securities	898	894	—	—

Total trading investments	$154,302	$167,350	$382,850	$395,006

Other investments:
Consolidated sponsored investment funds	$645,583	$730,042	$721,300	$760,378
Equity method	694,291	776,462	463,497	554,016
Deferred compensation plan hedge fund investments	23,629	23,218	14,086	22,710
Cost method	99	99	4,039	4,039

Total other investments	$1,363,602	$1,529,821	$1,202,922	$1,341,143

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Trading investments include deferred compensation plan mutual fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

The carrying value of debt securities, classified as available-for-sale and trading investments, by contractual maturity at June 30, 2008 and December 31, 2007 is as follows:

	Carrying Value
Maturity date	June 30, 2008	December 31, 2007
<1 year	$1,762	$—
1-5 years	1,470	9,567
5-10 years	3,955	28,677
After 10 years	16,277	195,340

Total	$23,464	$233,584

At June 30, 2008 and December 31, 2007, the debt securities in the table above primarily consisted of municipal, corporate, U.S. and foreign government debt securities held by several sponsored investment funds that are consolidated in the Company’s condensed consolidated statements of financial condition.

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments owned by these consolidated sponsored investment funds are classified as other or trading investments. At June 30, 2008 and December 31, 2007, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$56,317	$66,971
Investments	792,219	1,054,208
Other net liabilities	(7,326)	(218,337)
Non-controlling interests	(544,388)	(578,210)

Total exposure to consolidated investment funds	$296,822	$324,632

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

BlackRock’s total exposure to consolidated sponsored investment funds of $296,822 and $324,632 at June 30, 2008 and December 31, 2007, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interests. Approximately $7,336 and $209,729 of borrowings by consolidated sponsored investment funds at June 30, 2008 and December 31, 2007, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

3.	Fair Value Disclosures

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (1)		Investments at June 30, 2008
Investments:
Available-for-sale	$144,695	$97,994	$1,665	$		$244,354
Trading	167,350	—	—		—	167,350
Other investments:
Consolidated sponsored investment funds	—	49,654	680,388		—	730,042
Equity method	—	56,946	681,151		38,365	776,462
Deferred compensation plan investments	—	—	23,218		—	23,218
Cost method	—	—	—		99	99

Total investments	$312,045	$204,594	$1,386,422		$38,464	$1,941,525

(1)	Includes investments in equity method investees which are not accounted for under a fair value measure in accordance with GAAP as well as investments held at cost.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures (continued)

The Company has $4,026,713 of separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities of which approximately $60,000 is not held at fair value. Excluding approximately $60,000 not subject to SFAS No. 157, approximately 97%, 3% and less than 1% of the separate account assets and liabilities are classified as Level 1, Level 2 and Level 3, respectively. The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as revenue on the condensed consolidated statements of income.

Level 3 investments, such as investments in real estate funds, hedge funds, funds of hedge funds, private equity funds and funds of private equity funds are valued based upon valuations received from internal as well as third party fund managers. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies and the business environment of the companies, among other factors.

Changes in Level 3 Investments Measured at Fair Value on a Recurring Basis for the Three and Six Months Ended June 30, 2008

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning of period	$1,288,580	$1,239,519
Realized and unrealized gains / (losses), net	(7,794)	(500)
Purchases, sales, other settlements and issuances, net	137,269	179,036
Net transfers in and/or out of Level 3	(31,633)	(31,633)

June 30, 2008	$1,386,422	$1,386,422

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to investments still held at the reporting date	$(12,761)	$(18,859)

Realized and unrealized gains and losses recorded for Level 3 investments are reported in non-operating income (expense) on the condensed consolidated statements of income. Non-controlling interest expense is recorded for certain consolidated investments to reflect the portion of gains and losses not attributable to the Company.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Derivatives and Hedging

For the six months ended June 30, 2008 and 2007, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, as amended.

During the six months ended June 30, 2008 and 2007, the Company was a counterparty to a series of total return swaps to economically hedge against changes in fair value of certain seed investments in sponsored investment products. At June 30, 2008 the outstanding total return swaps had an aggregate notional value of approximately $73,628 and net realized and unrealized gains/(losses) of approximately $11,521 and ($3,670) for the six months ended June 30, 2008 and 2007, respectively, which were included in non-operating income (expense) on the Company’s condensed consolidated statements of income.

In December 2007, BlackRock entered into capital support agreements, up to $100,000, with two enhanced cash funds. These capital support agreements are backed by letters of credit (“LOCs”) issued under BlackRock’s revolving credit facility (see Note 7 for further discussion). During the six months ended June 30, 2008, the Company provided approximately $1,000 of capital contributions to these two funds under the capital support agreements. BlackRock determined that the capital support agreements qualified as derivatives under SFAS No. 133. At June 30, 2008 and December 31, 2007, the derivative liabilities for the fair value of the capital support agreements for the two funds totaled approximately $9,100 and $12,000, respectively, which are recorded in other liabilities on the condensed consolidated statements of financial condition. The amount of these liabilities will increase or decrease as BlackRock’s obligations under the capital support agreements fluctuate based on the fair value of the derivatives.

5.	Goodwill

Goodwill at June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

December 31, 2007	$5,519,714

Goodwill adjustments related to:
Quellos	18,297
Other	(2,837)

Total goodwill adjustments	15,460

June 30, 2008	$5,535,174

During the six months ended June 30, 2008 goodwill of the Company increased by $15,460. Approximately $44,100 was recorded as additional goodwill due to the release of 280,519 common shares to Quellos, which were held in escrow in accordance with the Quellos asset purchase agreement. This increase was partially offset by a decline in goodwill of approximately $15,900 as a result of the Company’s review of the Quellos purchase price allocation in the three months ended March 31, 2008 and a decrease of approximately $10,200 related to tax benefits realized from tax-deductible goodwill in excess of book goodwill. At June 30, 2008, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $427,500. Goodwill will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6.	Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2007	$5,351,132	$1,201,990	$6,553,122
Purchase price adjustments	27,000	106	27,106
Amortization expense	—	(73,141)	(73,141)

June 30, 2008	$5,378,132	$1,128,955	$6,507,087

The purchase price adjustments to intangible assets during the six months ended June 30, 2008 primarily related to the Company’s review of its purchase price allocation in the three months ended March 31, 2008 related to the net assets acquired from Quellos.

7.	Borrowings

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2,500,000 unsecured revolving credit facility the (the “2007 Facility”), which permits the Company to request an additional $500,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $3,000,000. The 2007 Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at June 30, 2008.

At June 30, 2008, the Company had $300,000 outstanding under the 2007 Facility with interest rates between 2.655% to 5.105% and maturity dates between July 2008 and September 2008. During July 2008 the Company repaid $100,000 of the balance outstanding.

In addition, in December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two LOCs under the 2007 Facility totaling in aggregate $100,000.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At June 30, 2008, the Company had no borrowings outstanding on the Japan Commitment-line.

Long-Term Borrowings

At June 30, 2008, the estimated fair value of the Company’s $249,997 aggregate principal amount of convertible debentures was $447,225. The fair value was estimated using a market price as of the end of June 2008.

At June 30, 2008, the carrying value and the estimated fair value of the Company’s $700,000 long-term notes was $694,819 and $695,926, respectively. The fair value was estimated using an applicable bond index as of the end of June 2008.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8.	Related Party Transaction

On February 29, 2008, the Company committed to provide financing, if needed, of up to $60,000 to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. Financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. Borrowings of $52,500, which were outstanding at March 31, 2008, were repaid in April 2008. Subsequent to June 30, 2008, Anthracite borrowed $30,000 at an interest rate of 5.295%.

9.	Commitments and Contingencies

Commitments

Investment / Loan Commitments

At June 30, 2008, the Company had approximately $692,275 of certain investment and loan commitments relating primarily to real estate funds, hedge funds, funds of private equity funds and a warehouse entity established for certain private equity funds of funds. Amounts to be funded generally are callable at any point prior to the expiration of the commitment.

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

Contingencies (continued)

Indemnifications

In the ordinary course of business, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

Under the Transaction Agreement in the MLIM Transaction, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from (1) any alleged or actual breach, failure to comply, violation or other deficiency with respect to any regulatory or fiduciary requirements relating to the operation of BlackRock’s business, (2) any fees or expenses incurred or owed by BlackRock to any brokers, financial advisors or comparable other person retained or employed by BlackRock in connection with the MLIM Transaction, and (3) certain specified tax covenants.

Management believes that the likelihood of any liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock. Consequently, no liability has been recorded on the condensed consolidated statements of financial condition.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$47,780	$32,463	$98,927	$59,565
Stock options	839	3,533	4,372	5,889
Long-term incentive plans (funded by PNC1)	14,751	13,933	29,772	25,976

Total stock-based compensation	$63,370	$49,929	$133,071	$91,430

[1]	The PNC Financial Services Group, Inc.

Stock Options

Options outstanding at June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2007	4,101,165	$86.19
Exercised	(474,798)	$37.30
Forfeited	(298,635)	$169.07

June 30, 2008	3,327,732	$85.73

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $82,543.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation (continued)

Stock Options (continued)

The three and six months ended June 30, 2008 included a cumulative adjustment to the estimated forfeiture rate for unvested stock options as a result of additional data on actual forfeiture activity.

At June 30, 2008, the Company had $39,752 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3.3 years.

Restricted Stock and RSUs

Restricted stock and RSUs outstanding at June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

Outstanding at	Unvested Restricted Stock and RSUs	Weighted Average Grant Date Fair Value
December 31, 2007	3,709,008	$158.01
Granted	1,551,502	$202.48
Converted	(433,055)	$149.05
Forfeited	(183,239)	$160.03

June 30, 2008	4,644,216	$173.62

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2008, the Company granted 295,633 RSUs as long-term incentive compensation, which will be partially funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards cliff vest five years from the date of grant.

In January 2008, the Company granted 1,212,759 RSUs to employees as part of annual incentive compensation under the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”) that vest ratably over three years from the date of grant.

At June 30, 2008, there was $565,459 in unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.7 years.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

During 2007, the Company granted additional long-term incentive awards out of the Award Plan of approximately 1,600,000 RSUs that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met, is approximately $271,000, all of which has been granted as of June 30, 2008.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$274,058	$222,244	$515,729	$417,632

Basic weighted-average shares outstanding	129,569,325	128,544,894	129,242,591	128,676,577

Dilutive potential shares from stock options and restricted stock units	2,725,447	2,275,810	2,702,458	2,363,035
Dilutive potential shares from convertible debt	655,806	562,766	668,773	540,509
Dilutive potential shares from acquisition-related contingent stock payments	576,135	—	576,135	—

Dilutive weighted-average shares outstanding	133,526,713	131,383,470	133,189,957	131,580,121

Basic earnings per share	$2.12	$1.73	$3.99	$3.25

Diluted earnings per share	$2.05	$1.69	$3.87	$3.17

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three and six months ended June 30, 2008 and 2007.

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos and issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. In April 2008, 280,519 shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in the three and six months ended June 30, 2008. Additional shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base and performance fee revenue by asset class for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Investment advisory and administration fees	2008	2007	2008	2007
Fixed income	$234,542	$223,041	$457,267	$442,659
Equity and balanced	630,805	535,986	1,271,443	1,015,525
Cash management	183,505	120,189	358,059	234,786
Alternative investments	169,584	97,114	306,088	179,286

Total investment advisory and administration fees	$1,218,436	$976,330	$2,392,857	$1,872,256

In addition, distribution and other revenue, which includes BlackRock Solutions, totaled $168,515 and $294,232 for the three and six months ended June 30, 2008, as compared to $120,693 and $230,141 for the three and six months ended June 30, 2007.

The following table illustrates the Company’s total revenue by geographic region for the three and six months ended June 30, 2008 and 2007. These amounts are aggregated on a legal entity jurisdiction basis and do not necessarily reflect where the customer is sourced.

	Three Months Ended June 30,
Revenue	2008	% of total	2007	% of total
North America	$915,093	66.0%	$716,099	65.3%
Europe	389,113	28.1%	340,354	31.0%
Asia-Pacific	82,745	5.9%	40,570	3.7%

Total revenue	$1,386,951	100.0%	$1,097,023	100.0%

	Six Months Ended June 30,
Revenue	2008	% of total	2007	% of total
North America	$1,744,277	64.9%	$1,372,961	65.3%
Europe	806,166	30.0%	652,542	31.0%
Asia-Pacific	136,646	5.1%	76,894	3.7%

Total revenue	$2,687,089	100.0%	$2,102,397	100.0%

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Segment Information (continued)

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at June 30, 2008 and December 31, 2007 by geographic region. These amounts are aggregated on a legal entity jurisdiction basis.

Long-lived Assets	June 30, 2008		December 31, 2007
North America	$5,707,511	98.4%	$5,695,172	98.4%
Europe	38,597	0.7%	34,584	0.6%
Asia-Pacific	54,466	0.9%	56,418	1.0%

Total long-lived assets	$5,800,574	100.0%	$5,786,174	100.0%

Revenue and long-lived assets in North America are primarily comprised of the United States, while Europe is primarily comprised of the United Kingdom and Asia-Pacific is primarily comprised of Australia and Japan.

13.	Subsequent Events

Material Definitive Agreements

In July 2008, the Company entered into an Amended and Restated Stockholder Agreement (“Stockholder Agreement”) and an Amended and Restated Global Distribution Agreement (“Global Distribution Agreement”) with Merrill Lynch.

The changes in the Stockholder Agreement in relation to the prior agreement, among other things, (i) provide Merrill Lynch with some additional flexibility to form or acquire asset managers substantially all of the business of which is devoted to nontraditional investment management strategies such as short selling, leverage, arbitrage, specialty finance and quantitatively-driven structured trades; (ii) expand the definition of change in control of Merrill Lynch to include the disposition of two-thirds or more of its Global Private Client business; (iii) extend the general termination date to the later of July 16, 2013 or the date Merrill Lynch’s beneficial ownership of BlackRock falls below 20%; and (iv) clarify certain other provisions in the agreement.

The changes in the Global Distribution Agreement in relation to the prior agreement, among other things, (i) provide for an extension to September 29, 2013, an additional 5-year extension after the date of a change in control of Merrill Lynch and one automatic 3-year extension if certain conditions are satisfied; (ii) strengthen the obligations of Merrill Lynch to achieve revenue neutrality across the range of BlackRock products distributed by Merrill Lynch if the pricing or structure of particular products is required to be changed; (iii) obligate Merrill Lynch to seek to obtain distribution arrangements for BlackRock products from buyers of any portion of its distribution business on the same terms as the Global Distribution Agreement for a period of at least 3 years; and (iv) restrict the manner in which products managed by alternative asset managers in which Merrill Lynch has an interest may be distributed by Merrill Lynch.

Acquisition of Impact Investing

On August 1, 2008, the Company acquired Impact Investing, a Sydney, Australia based software development company specializing in equity portfolio management and analytical software tools. The total consideration to be paid in the acquisition is not expected to be material to the Company’s condensed consolidated financial statements.

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

In addition to risk factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of investment advisory and administration fees earned by BlackRock or the carrying value of certain assets and liabilities denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) BlackRock’s ability to successfully integrate the MLIM and Quellos Businesses with its existing business; (17) the ability of BlackRock to effectively manage the former MLIM and Quellos assets along with its historical assets under management; (18) BlackRock’s success in maintaining the distribution of its products; and (19) the impact of BlackRock electing to provide support to its products from time to time.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.428 trillion of assets under management (“AUM”) at June 30, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workouts, risk management and strategic planning and execution.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1.719 billion in a combination of cash and common stock (the “Quellos Transaction”). At June 30, 2008, Merrill Lynch owned approximately 44.8% of the Company’s voting common stock and approximately 48.7% of the Company’s capital stock on a fully diluted basis and The PNC Financial Services Group, Inc. (“PNC”) owned approximately 33.3% of the capital stock.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except per share data)

(unaudited)

The following table summarizes BlackRock’s operating performance for each of the three months ended June 30, 2008, March 31, 2008 and June 30, 2007 and the six months ended June 30, 2008 and 2007. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

	Three Months Ended			Variance vs.
	June 30,		March 31,	June 30, 2007		March 31, 2008
	2008	2007	2008	Amount	%	Amount	%
Total revenue	$1,386,951	$1,097,023	$1,300,138	$289,928	26.4%	$86,813	6.7%
Total expenses	$981,961	$815,022	$904,448	$166,939	20.5%	$77,513	8.6%
Operating income	$404,990	$282,001	$395,690	$122,989	43.6%	$9,300	2.4%
Net income	$274,058	$222,244	$241,671	$51,814	23.3%	$32,387	13.4%
Net income, as adjusted (b)	$285,271	$236,626	$253,060	$48,645	20.6%	$32,211	12.7%
Diluted earnings per share (c)	$2.05	$1.69	$1.82	$0.36	21.3%	$0.23	12.6%
Diluted earnings per share, as adjusted (b) (c)	$2.14	$1.80	$1.90	$0.34	18.9%	$0.24	12.6%
Weighted average diluted shares outstanding (c)	133,526,713	131,383,470	132,876,553	2,143,243	1.6%	650,160	0.5%
Operating margin, GAAP basis	29.2%	25.7%	30.4%
Operating margin, as adjusted (a)	37.9%	36.1%	37.6%

Assets under management ($ in millions)	$1,427,543	$1,230,086	$1,364,436	$197,457	16.1%	$63,107	4.6%

	Six Months Ended June 30,		Variance
	2008	2007	Amount	%
Total revenue	$2,687,089	$2,102,397	$584,692	27.8%
Total expenses	$1,886,409	$1,548,165	$338,244	21.8%
Operating income	$800,680	$554,232	$246,448	44.5%
Net income	$515,729	$417,632	$98,097	23.5%
Net income, as adjusted (b)	$538,331	$445,866	$92,465	20.7%
Diluted earnings per share (c)	$3.87	$3.17	$0.70	22.1%
Diluted earnings per share, as adjusted (b) (c)	$4.04	$3.39	$0.65	19.2%
Weighted average diluted shares outstanding (c)	133,189,957	131,580,121	1,609,836	1.2%
Operating margin, GAAP basis	29.8%	26.4%
Operating margin, as adjusted (a)	37.8%	36.4%

Assets under management ($ in millions)	$1,427,543	$1,230,086	$197,457	16.1%

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

Operating margin, as adjusted, equals operating income used for operating margin measurement, divided by revenue used for operating margin measurement, as indicated in the table below. Certain prior period non-GAAP data has been reclassified to conform to the current presentation. Computations for all periods are derived from the Company’s condensed consolidated statements of income as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
	2008	2007	2008	2008	2007
Operating income, GAAP basis	$404,990	$282,001	$395,690	$800,680	$554,232
Non-GAAP adjustments:
PNC LTIP funding obligation	14,751	13,933	15,021	29,772	25,976
Merrill Lynch compensation contribution	2,500	2,500	2,500	5,000	5,000
MLIM integration costs	—	6,039	—	—	13,139
Closed-end fund launch costs	5,388	19,801	3,739	9,127	32,953
Closed-end fund commissions	—	4,297	164	164	5,694
Compensation expense related to (depreciation) appreciation on deferred compensation plans	24,925	7,073	(795)	24,129	9,559

Operating income used for operating margin measurement	$452,554	$335,644	$416,319	$868,872	$646,553

Revenue, GAAP basis	$1,386,951	$1,097,023	$1,300,138	$2,687,089	$2,102,397
Non-GAAP adjustments:
Portfolio administration and servicing costs	(153,618)	(131,077)	(155,739)	(309,357)	(262,163)
Amortization of deferred mutual fund sales commissions	(33,422)	(28,713)	(30,208)	(63,630)	(50,271)
Reimbursable property management compensation	(6,341)	(6,664)	(6,119)	(12,460)	(13,306)

Revenue used for operating margin measurement	$1,193,570	$930,569	$1,108,072	$2,301,642	$1,776,657

Operating margin, GAAP basis	29.2%	25.7%	30.4%	29.8%	26.4%

Operating margin, as adjusted	37.9%	36.1%	37.6%	37.8%	36.4%

Management believes that operating margin, as adjusted, is an effective indicator of management’s ability to effectively employ BlackRock’s resources. As such, management believes that operating margin, as adjusted, provides useful disclosure to investors.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Non-GAAP operating income adjustments used for operating margin, as adjusted:

The portion of expense associated with certain Long-Term Incentive Plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. MLIM integration costs consist principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with the integration which were reflected in GAAP operating income. Integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. Closed-end fund launch costs and commissions have been excluded from operating income, as adjusted, because such costs can fluctuate considerably and revenues associated with the expenditure of such costs will not fully impact the Company’s results until future periods. As such, management believes that operating margins exclusive of these costs are more representative of the operating performance for the respective periods. Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans are reported in non-operating income.

Non-GAAP revenue adjustments used for operating margin, as adjusted:

Portfolio administration and servicing costs, paid to related parties and to other third parties, have been excluded from revenue used for operating margin, as adjusted, because the Company receives offsetting revenue and expense for these services. Amortization of deferred mutual fund sales commissions are excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represents compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”) a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). These employees are retained on Metric’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock.

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

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2008	2007	2008	2008	2007
Net income, GAAP basis	$274,058	$222,244	$241,671	$515,729	$417,632
Non-GAAP adjustments, net of tax:
PNC LTIP funding obligation	9,588	8,917	9,764	19,352	16,625
Merrill Lynch compensation contribution	1,625	1,600	1,625	3,250	3,200
MLIM integration costs	—	3,865	—	—	8,409

Net income, as adjusted	$285,271	$236,626	$253,060	$538,331	$445,866

Diluted weighted average shares outstanding(c)	133,526,713	131,383,470	132,876,553	133,189,957	131,580,121

Diluted earnings per share, GAAP basis(c)	$2.05	$1.69	$1.82	$3.87	$3.17

Diluted earnings per share, as adjusted(c)	$2.14	$1.80	$1.90	$4.04	$3.39

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The portion of the LTIP expense associated with awards that will be funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. MLIM integration costs reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. Integration costs consist principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with the integration.

(c)	Series A non-voting participating preferred stock is considered to be common stock for purposes of earnings per share calculations.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan, Hong Kong and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The primary retail fund group offered outside the United States is the BlackRock Global Funds (“BGF”), which was formerly the Merrill Lynch International Investment Funds (“MLIIF”) and was rebranded in April 2008. BGF is authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes a significant amount of its products and services through Merrill Lynch under a Global Distribution Agreement, which was amended and restated in July 2008, to among other things provide for an extension which runs through September 29, 2013. See Note 13, Subsequent Events, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing for further discussion.

BlackRock derives a substantial portion of its revenue from investment advisory and administration base fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain products, or, in the case of certain real estate equity separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange gains or losses and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on AUM. Investment advisory performance fees generally are earned after a given period of time or when investment performance exceeds certain contractual thresholds. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic, investment system and financial markets advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services, valuation of illiquid securities, disposition and workouts, strategic planning and execution, and enterprise investment system outsourcing for clients. Fees earned for BlackRock Solutions services, which include financial market advisory services, are based on some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met. BlackRock Solutions fees are recorded as other revenue in the condensed consolidated statements of income.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs reflect payments made to Merrill Lynch-affiliated entities under the Global Distribution Agreement and to PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

	June 30,	March 31,	June 30, 2007	Variance
				Quarter to Quarter	Year to Year
	2008
Fixed income	$527,186	$514,673	$492,287	2.4%	7.1%
Equity and balanced	435,676	426,935	435,873	2.0%	0.0%
Cash management	344,944	349,208	259,840	(1.2)%	32.8%
Alternative investments products	76,103	73,620	42,086	3.4%	80.8%

Sub Total	1,383,909	1,364,436	1,230,086	1.4%	12.5%
Advisory[1]	43,634	—	—	NM	NM

Total	$1,427,543	$1,364,436	$1,230,086	4.6%	16.1%

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

NM – Not Meaningful

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM increased approximately $63.1 billion, or 4.6%, to $1.428 trillion at June 30, 2008, compared to $1.364 trillion at March 31, 2008. The growth in AUM was attributable to $63.2 billion in net subscriptions and $1.5 billion in net market appreciation, partially offset by $1.7 billion in foreign exchange losses. Net subscriptions of $63.2 billion for the three months ended June 30, 2008 was the result of net new business of $43.6 billion in advisory assignments, $16.7 billion in fixed income products primarily related to targeted duration products, $6.0 billion in equity and balanced products primarily related to global allocation products and $1.5 billion in alternative products, partially offset by net redemptions of $4.6 billion in cash management products at quarter-end. Net market appreciation of $1.5 billion included $3.7 billion of appreciation in equity and balanced assets primarily in sector funds, including natural resources funds. Foreign exchange losses of $1.7 billion consisted primarily of $0.9 billion in equity and balanced assets, $0.6 billion in fixed income assets and $0.1 billion in alternative products.

AUM increased approximately $197.5 billion, or 16.1%, to $1.428 trillion at June 30, 2008, compared with $1.230 trillion at June 30, 2007. The growth in AUM was attributable to $170.2 billion in net subscriptions, of which $21.9 billion was acquired in the Quellos Transaction and $16.9 billion represents foreign exchange gains, partially offset by $11.5 billion in net market depreciation. Net subscriptions of $170.2 billion for the twelve months ended June 30, 2008 were attributable to net new business of $82.9 billion in cash management products, $43.6 billion in advisory assets, $19.7 billion in equity and balanced products, $13.4 billion in fixed income products and $10.6 billion in alternative investment products. Foreign exchange gains of $16.9 billion consisted primarily of $10.4 billion in equity and balanced assets and $5.3 billion in fixed income assets. Market depreciation of $11.5 billion was more than explained by the depreciation in equity and balanced assets of $30.2 billion, as equity markets declined during the twelve months ended June 30, 2008, partially offset by appreciation on fixed income products of $16.1 billion due to current income and changes in market interest rates.

The following table presents the component changes in BlackRock’s AUM for the three months ended June 30, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Quarter Ended June 30, 2008

(Dollar amounts in millions)

	March 31, 2008	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign exchange [1]	June 30, 2008

Fixed income	$514,673	$16,732	$(3,610)	$(609)	$527,186
Equity and balanced	426,935	5,963	3,701	(923)	435,676
Cash management	349,208	(4,601)	338	(1)	344,944
Alternative investment products	73,620	1,508	1,095	(120)	76,103

Sub Total	1,364,436	19,602	1,524	(1,653)	1,383,909
Advisory[2]	—	43,634	—	—	43,634

Total	$1,364,436	$63,236	$1,524	$(1,653)	$1,427,543

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the six months ended June 30, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Six Months Ended June 30, 2008

(Dollar amounts in millions)

	December 31, 2007	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign exchange [1]	June 30, 2008

Fixed income	$513,020	$13,797	$(2,264)	$2,633	$527,186
Equity and balanced	459,182	5,644	(34,353)	5,203	435,676
Cash management	313,338	30,543	762	301	344,944
Alternative investment products	71,104	4,830	(236)	405	76,103

Sub Total	1,356,644	54,814	(36,091)	8,542	1,383,909
Advisory[2]	—	43,634	—	—	43,634

Total	$1,356,644	$98,448	$(36,091)	$8,542	$1,427,543

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended June 30, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended June 30, 2008

(Dollar amounts in millions)

	June 30, 2007	Net subscriptions (redemptions)	Acquisition [1]	Market appreciation (depreciation)	Foreign exchange [2]	June 30, 2008

Fixed income	$492,287	$13,411	$—	$16,147	$5,341	$527,186
Equity and balanced	435,873	19,653	—	(30,209)	10,359	435,676
Cash management	259,840	82,914	—	1,632	558	344,944
Alternative investment products	42,086	10,603	21,868	949	597	76,103

Sub Total	1,230,086	126,581	21,868	(11,481)	16,855	1,383,909
Advisory[3]	—	43,634	—	—	—	43,634

Total	$1,230,086	$170,215	$21,868	$(11,481)	$16,855	$1,427,543

[1]	Data reflects net assets acquired in the Quellos Transaction on October 1, 2007.
[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[3]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007.

Revenue

	Three Months Ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Investment advisory and administration fees:
Fixed income	$234,048	$221,931	$12,117	5.5%
Equity and balanced	601,311	529,046	72,265	13.7%
Cash management	183,505	120,189	63,316	52.7%
Alternative investment products	142,493	79,444	63,049	79.4%

Investment advisory and administration base fees	1,161,357	950,610	210,747	22.2%
Fixed income	494	1,110	(616)	(55.5)%
Equity and balanced	29,494	6,940	22,554	325.0%
Alternative investment products	27,091	17,670	9,421	53.3%

Investment advisory performance fees	57,079	25,720	31,359	121.9%

Total investment advisory and administration fees	1,218,436	976,330	242,106	24.8%

Distribution fees	33,683	32,867	816	2.5%

Other revenue:
BlackRock Solutions	99,701	46,296	53,405	115.4%
Other revenue	35,131	41,530	(6,399)	(15.4)%

Total other revenue	134,832	87,826	47,006	53.5%

Total revenue	$1,386,951	$1,097,023	$289,928	26.4%

Total revenue for the three months ended June 30, 2008 increased $289.9 million, or 26.4%, to $1,387.0 million, compared with $1,097.0 million for the three months ended June 30, 2007. The $289.9 million increase was primarily the result of a $242.1 million increase in investment advisory and administration fees and a $47.0 million increase in total other revenue.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $242.1 million, was the result of an increase in investment advisory and administration base fees of $210.7 million, or 22.2%, to $1,161.4 million for the three months ended June 30, 2008, compared with $950.6 million for the three months ended June 30, 2007, and an increase of $31.4 million in performance fees. Investment advisory and administration base fees increased for the three months ended June 30, 2008 primarily as a result of increased average AUM across all asset types over the past twelve months.

The increase in investment advisory and administration base fees of $210.7 million for the three months ended June 30, 2008, compared with the three months ended June 30, 2007 consisted of increases of $72.3 million in equity and balanced products, $63.3 million in cash management products, $63.0 million in alternative investment products and $12.1 million in fixed income products. The increase in investment advisory and administration base fees was driven by increases in average AUM in each asset class, which includes the impact of the AUM acquired in the Quellos Transaction, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Investment advisory performance fees increased by $31.4 million, or 121.9%, to $57.1 million for the three months ended June 30, 2008, compared to $25.7 million for the three months ended June 30, 2007, primarily as a result of higher investment advisory performance fees in international equity separate accounts and other investment products including equity hedge funds and real estate debt funds.

Other Revenue

Total other revenue of $134.8 million for the quarter ended June 30, 2008 increased $47.0 million, or 53.5%, compared with the quarter ended June 30, 2007. Total other revenue primarily represents fees earned on BlackRock Solutions products and services of $99.7 million, net interest related to securities lending of $10.5 million, property management fees of $9.1 million earned on real estate products (primarily related to reimbursement of the salaries and benefits of certain Metric employees from certain real estate products) and unit trust sales commissions of $6.7 million.

The increase in other revenue of $47.0 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily the result of an increase of $53.4 million from BlackRock Solutions products and services driven by additional advisory and Aladdin® assignments, partially offset by a decrease in fees earned for fund accounting of $6.5 million. A portion of the revenue earned on advisory assignments was comprised of both ongoing fees based on AUM of the respective portfolio assignments and one-time advisory and portfolio structuring fees.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. (continued)

Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Expenses:
Employee compensation and benefits	$551,954	$408,773	$143,181	35.0%
Portfolio administration and servicing costs	153,618	131,077	22,541	17.2%
Amortization of deferred mutual fund sales commissions	33,422	28,713	4,709	16.4%
General and administration	206,395	215,384	(8,989)	(4.2)%
Amortization of intangible assets	36,572	31,075	5,497	17.7%

Total expenses	$981,961	$815,022	$166,939	20.5%

Total expenses increased $166.9 million, or 20.5%, to $982.0 million for the three months ended June 30, 2008, compared with $815.0 million for the three months ended June 30, 2007. The increase was attributable to increases in employee compensation and benefits, portfolio and administration and servicing costs, amortization of finite-lived intangible assets and amortization of deferred mutual fund sales commissions, partially offset by a decrease in general and administration expenses. The three months ended June 30, 2007 included $6.0 million of integration charges related to the MLIM Transaction, which were primarily recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $143.2 million, or 35.0%, to $552.0 million for the three months ended June 30, 2008, compared to $408.8 million for the three months ended June 30, 2007. The increase in employee compensation and benefits expense was attributable to increases in incentive compensation, salaries and benefits, deferred compensation and stock-based compensation of $68.4 million, $38.4 million, $23.1 million and $13.3 million, respectively. The $68.4 million increase in incentive compensation was primarily attributable to higher operating income and direct incentives associated with higher performance fees earned on the Company’s alternative investment products. The increase of $38.4 million in salaries and benefits was primarily due to higher staffing levels associated with business growth and the Quellos Transaction. Full time employees (including employees of Metric) at June 30, 2008 totaled 6,069 as compared to 5,315 at June 30, 2007. Deferred compensation increased $23.1 million primarily due to appreciation on assets related to certain deferred compensation plans, which is substantially offset by gains on certain investments included in non-operating income. Stock-based compensation increased $13.3 million primarily due to additional grants of stock awards in the first quarter 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $22.5 million to $153.6 million for the three months ended June 30, 2008, compared to $131.1 million for the three months ended June 30, 2007. These costs include payments to Merrill Lynch under the Global Distribution Agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $22.5 million increase relates primarily to higher levels of average AUM in open-end funds, cash management products, as well as alternative products. Portfolio administration and servicing costs for the three months ended June 30, 2008 included $118.1 million of costs attributable to Merrill Lynch and affiliates and $8.6 million of costs attributable to PNC and affiliates as compared to $107.7 million and $6.9 million, respectively, in the three months ended June 30, 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. (continued)

Expenses (continued)

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions increased by $4.7 million to $33.4 million for the three months ended June 30, 2008, as compared to $28.7 million for the three months ended June 30, 2007. The increase in amortization of deferred mutual fund sales commissions was primarily the result of higher sales of certain share classes of open-ended funds.

General and Administration Expense

	Three Months Ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
General and administration expense:
Marketing and promotional	$45,053	$42,324	$2,729	6.4%
Portfolio services	46,323	37,994	8,329	21.9%
Occupancy	34,425	28,438	5,987	21.1%
Technology	30,266	33,205	(2,939)	(8.9)%
Professional services	18,469	21,944	(3,475)	(15.8)%
Closed-end fund launch costs	5,388	19,801	(14,413)	(72.8)%
Other general and administration	26,471	31,678	(5,207)	(16.4)%

Total general and administration expense	$206,395	$215,384	$(8,989)	(4.2)%

General and administration expenses decreased $9.0 million or 4.2% for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Closed-end fund launch costs decreased $14.4 million as compared to the three months ended June 30, 2007 due to a closed-end fund launched during the second quarter 2007, which generated $2.0 billion in AUM as compared to one alternative asset fund launched on the London Stock Exchange in the three months ended June 30, 2008, which generated approximately $300 million in AUM. Other general and administration expense decreased $5.2 million, or 16.4%, to $26.5 million, primarily related to a $6.4 million decline in foreign currency remeasurement losses. Professional services decreased $3.5 million, or 15.8%, to $18.5 million compared to $21.9 million for the three months ended June 30, 2007 primarily due to decreased consulting costs related to the MLIM integration in 2007. Portfolio services costs increased by $8.3 million, or 21.9%, to $46.3 million primarily as a result of the Company incurring additional portfolio service expenses related to certain funds. The increase in this fund-related expense is more than offset by higher administration fee revenue earned on the funds. Occupancy expenses increased by $6.0 million, or 21.1%, to $34.4 million, as a result of an increase of offices worldwide, including the impact of the Quellos Transaction.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. (continued)

Amortization of Intangible Assets

The $5.5 million increase in amortization of intangible assets to $36.6 million for the three months ended June 30, 2008, compared to $31.1 million for the three months ended June 30, 2007, primarily reflects amortization of finite-lived intangible assets acquired in the Quellos Transaction.

Non-Operating Income, Net of Non-Controlling Interests

Non-operating income, net of non-controlling interests, for the three months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Total non-operating income	$(3,263)	$213,718	$(216,981)	(101.5)%
Non-controlling interests	19,900	(148,463)	168,363	113.4%

Total non-operating income, net of non-controlling interests	$16,637	$65,255	$(48,618)	(74.5)%

The components of non-operating income, net of non-controlling interests, for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Non-operating income, net of non-controlling interests:
Net gain (loss) on investments, net of non-controlling interests:
Private equity	$1,696	$32,636	$(30,940)	(94.8)%
Real estate	(8,455)	3,621	(12,076)	(333.5)%
Hedge funds/funds of hedge funds	11,664	8,785	2,879	32.8%
Other investments[1]	15,190	16,698	(1,508)	(9.0)%

Total net gain on investments, net of non-controlling interests	20,095	61,740	(41,645)	(67.5)%
Other non-controlling interest[2]	(662)	—	(662)	NM
Interest and dividend income	13,924	13,738	186	1.4%
Interest expense	(16,720)	(10,223)	(6,497)	63.6%

Total non-operating income, net of non-controlling interests	$16,637	$65,255	$(48,618)	(74.5)%

NM – Not Meaningful

[1]	Includes investment income related to equity and fixed income investments, collateralized debt obligations (“CDOs”), deferred compensation arrangements and BlackRock’s seed capital hedging program.
[2]	Includes non-controlling interest related to operating entities (non-investment activities).

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. (continued)

Non-Operating Income, Net of Non-Controlling Interests (continued)

Non-operating income, net of non-controlling interests, decreased $48.6 million to $16.6 million for the quarter ended June 30, 2008, compared to $65.3 million for the quarter ended June 30, 2007. The decrease in net non-operating income of $48.6 million primarily reflects a $30.9 million decline in net investment gains from co-investments in private equity products and $12.1 million related to declines in valuations on co-investments in real estate products. In addition, net interest expense increased $6.3 million compared to second quarter 2007 due primarily to the issuance of long-term debt in September 2007.

Income Taxes

Income tax expense was $147.6 million and $125.0 million for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rate was 35.0% for the three months ended June 30, 2008 as compared to 36.0% for the three months ended June 30, 2007. The decrease was primarily due to the mix of pre-tax income and tax legislation changes enacted in the third quarter 2007 in the United Kingdom that reduced corporate income tax rates in 2008.

Net Income

Net income totaled $274.1 million, or $2.05 per diluted share, for the three months ended June 30, 2008, which was an increase of $51.8 million, or $0.36 per diluted share, compared to the three months ended June 30, 2007. Net income for the quarter ended June 30, 2008 includes the after-tax impact of the portion of LTIP awards that will be funded through a capital contribution of BlackRock common stock held by PNC and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees of $9.6 million and $1.6 million, respectively.

Net income of $222.2 million for the quarter ended June 30, 2007 included the after-tax impacts related to the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock common stock held by PNC of $8.9 million, MLIM integration costs of $3.9 million and an expected contribution by Merrill Lynch of $1.6 million to fund certain compensation of former MLIM employees. MLIM integration costs primarily include professional fees and marketing and promotional expenses. Exclusive of these GAAP expenses in both periods, fully diluted earnings per share, as adjusted, for the three months ended June 30, 2008 increased $0.34, or 18.9%, to $2.14 compared to the three months ended June 30, 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. (continued)

Operating Margin

The Company’s operating margin was 29.2% for the three months ended June 30, 2008, compared to 25.7% for the three months ended June 30, 2007. Operating margin for the three months ended June 30, 2008 and 2007 included the impact of $5.4 million and $24.1 million, respectively, of closed-end fund launch costs and commissions. In addition, operating margin for the three months ended June 30, 2007 included the impact of $6.0 million of MLIM integration costs. Operating margin improved 13.6% primarily due to operating leverage associated with the growth in revenue, an $18.7 million reduction in closed-end fund launch costs and commissions and the reduction of MLIM integration costs partially offset by a $17.8 million increase in compensation expense related to appreciation on certain deferred compensation plans and a $5.5 million increase in amortization of finite-lived intangible assets associated with the Quellos Transaction.

Operating margin, as adjusted, which excludes from operating income the impact of certain GAAP operating expenses and adjusts GAAP operating revenue was 37.9% and 36.1% for the three months ended June 30, 2008 and 2007, respectively. The improvement in margin primarily reflects operating leverage associated with growth in revenue. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Revenue

	Six Months Ended June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Investment advisory and administration fees:
Fixed income	$455,551	$440,038	$15,513	3.5%
Equity and balanced	1,203,938	999,484	204,454	20.5%
Cash management	358,059	234,786	123,273	52.5%
Alternative investment products	276,687	149,810	126,877	84.7%

Investment advisory and administration base fees	2,294,235	1,824,118	470,117	25.8%
Fixed income	1,716	2,621	(905)	(34.5)%
Equity and balanced	67,505	16,041	51,464	320.8%
Alternative investment products	29,401	29,476	(75)	(0.3)%

Investment advisory performance fees	98,622	48,138	50,484	104.9%

Total investment advisory and administration fees	2,392,857	1,872,256	520,601	27.8%

Distribution Fees	69,002	57,687	11,315	19.6%

Other revenue:
BlackRock Solutions	159,366	88,610	70,756	79.9%
Other revenue	65,864	83,844	(17,980)	(21.4)%

Total other revenue	225,230	172,454	52,776	30.6%

Total revenue	$2,687,089	$2,102,397	$584,692	27.8%

Total revenue for the six months ended June 30, 2008 increased $584.7 million, or 27.8%, to $2,687.1 million, compared with $2,102.4 million for the six months ended June 30, 2007. The $584.7 million increase was primarily the result of a $520.6 million increase in total investment advisory and administration fees and a $52.8 million increase in total other revenue.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $520.6 million, or 27.8%, was the result of an increase in investment advisory and administration base fees of $470.1 million, or 25.8%, to $2,294.2 million for the six months ended June 30, 2008, compared with $1,824.1 million for the six months ended June 30, 2007 and an increase of $50.4 million in investment advisory performance fees.

The increase in investment advisory and administration base fees of $470.1 million for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, consisted of increases of $204.5 million in equity and balanced products, $126.9 million in alternative investment products, $123.3 million in cash management products and $15.5 million in fixed income products. The increase in investment advisory and administration fees for all asset types was driven by increased average AUM across all asset types, which includes the impact of the AUM acquired in the Quellos Transaction, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Investment advisory performance fees increased by $50.5 million, or 104.9%, to $98.6 million for the six months ended June 30, 2008, as compared to $48.1 million for the six months ended June 30, 2007, primarily as a result of higher investment advisory performance fees in international equity separate accounts.

Distribution Fees

Distribution fees increased by $11.3 million to $69.0 million for the six months ended June 30, 2008, as compared to $57.7 million for the six months ended June 30, 2007. The increase in distribution fees is primarily the result of the acquisition of distribution financing arrangements from PNC in second quarter 2007.

Other Revenue

Total other revenue of $225.2 million for the six months ended June 30, 2008 increased $52.8 million, or 30.6%, compared with the six months ended June 30, 2007. Total other revenue primarily represents fees earned on BlackRock Solutions products and services of $159.4 million, net interest related to securities lending of $17.6 million, property management fees of $18.2 million earned on real estate products (primarily related to reimbursement of the salaries and benefits of certain Metric employees from certain real estate products), and unit trust sales commissions of $13.9 million.

The increase in other revenue of $52.8 million for the six months ended June 30, 2008, as compared to $172.5 million for the six months ended June 30, 2007, was primarily the result of an increase of $70.8 million from BlackRock Solutions products and services driven by additional advisory and Aladdin® assignments, partially offset by a decrease in fees earned for fund accounting services of $15.5 million and $4.9 million earned on unit trust sales commissions. A portion of the revenue earned on advisory assignments was comprised of both ongoing fees based on AUM of the respective portfolio assignments and one-time advisory and portfolio structuring fees.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Expenses

	Six Months Ended
	June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Expenses:
Employee compensation and benefits	$1,020,903	$756,075	$264,828	35.0%
Portfolio administration and servicing costs	309,357	262,163	47,194	18.0%
Amortization of deferred mutual fund sales commissions	63,630	50,271	13,359	26.6%
General and administration	419,378	417,549	1,829	0.4%
Amortization of intangible assets	73,141	62,107	11,034	17.8%

Total expenses	$1,886,409	$1,548,165	$338,244	21.8%

Total expenses increased $338.2 million, or 21.8%, to $1,886.4 million for the six months ended June 30, 2008, compared with $1,548.2 million for the six months ended June 30, 2007. The increase was attributable to increases in employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, amortization of intangible assets and general and administration expenses. The six months ended June 30, 2007, included $13.1 million of integration charges related to the MLIM Transaction, which were primarily recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $264.8 million, or 35.0%, to $1,020.9 million, at June 30, 2008, compared to $756.1 million for the six months ended June 30, 2007. The increase in employee compensation and benefits expense was attributable to increases in incentive compensation, salaries and benefits, stock-based compensation and deferred compensation of $126.4 million, $77.3 million, $41.3 million and $19.8 million, respectively. The $126.4 million increase in incentive compensation was primarily attributable to higher operating income and direct incentives associated with higher base and performance fees. The increase of $77.3 million, or 20.9%, in salaries and benefits was primarily due to higher staffing levels associated with business growth and the Quellos Transaction. Full time employees (including employees of Metric) at June 30, 2008 totaled 6,069 as compared to 5,315 at June 30, 2007. Stock-based compensation increased $41.3 million, or 45.6%, primarily due to additional grants of stock awards in the six months ended June 30, 2008. Deferred compensation increased $19.8 million primarily due to appreciation on assets related to certain deferred compensation plans, which is primarily offset by gains on certain investments included in non-operating income.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $47.2 million, or 18.0%, to $309.4 million for the six months ended June 30, 2008, compared to $262.2 million for the six months ended June 30, 2007. These costs include payments to Merrill Lynch under the Global Distribution Agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $47.2 million increase related primarily to higher levels of average AUM in open-end funds, cash management products, as well as alternative products. Portfolio administration and servicing costs for the six months ended June 30, 2008 included $240.0 million of costs attributable to Merrill Lynch and affiliates and $16.8 million of costs attributable to PNC and affiliates as compared to $217.2 million and $14.1 million, respectively, in the six months ended June 30, 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Expenses (continued)

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions increased by $13.3 million to $63.6 million for the three months ended June 30, 2008, as compared to $50.3 million for the three months ended June 30, 2007. The increase in amortization of deferred mutual fund sales commissions was primarily the result of the acquisition of distribution financing arrangements from PNC in second quarter 2007 as well as higher sales in certain share classes of open-ended funds.

General and Administration Expense

	Six Months Ended
	June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
General and administration expense:
Marketing and promotional	$86,508	$83,194	$3,314	4.0%
Portfolio services	87,498	75,723	11,775	15.6%
Occupancy	67,733	61,670	6,063	9.8%
Technology	61,154	61,642	(488)	(0.8)%
Professional services	40,870	45,471	(4,601)	(10.1)%
Closed-end fund launch costs	9,127	32,953	(23,826)	(72.3)%
Other general and administration	66,488	56,896	9,592	16.9%

Total general and administration expense	$419,378	$417,549	$1,829	0.4%

General and administration expenses increased $1.8 million, or 0.4%, for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. Portfolio services costs increased by $11.8 million to $87.5 million, or 15.6%, primarily as a result of the Company incurring additional portfolio service expenses related to certain funds. The increase in this fund-related expense is more than offset by higher administration fee revenue earned on the funds. Other general and administration costs increased by $9.6 million, or 16.9%, to $66.5 million from $56.9 million, primarily related to an increase in foreign currency remeasurement expenses of $4.0 million and $3.3 million of incremental communication costs. Occupancy expenses increased $6.1 million, or 9.8%, to $67.7 million compared to $61.7 million for the six months ended June 30, 2007 as a result of expansion of offices worldwide (including the impact of the Quellos Transaction). Closed-end funds launch costs decreased $23.8 million as compared to the six months ended June 30, 2007 due to two closed-end funds launched during the six months ended June 30, 2007, which generated $2.8 billion in AUM as compared to two funds launched in the six months ended June 30, 2008 which generated $402.4 million in AUM. Professional services decreased $4.6 million, or 10.1%, to $40.9 million compared to $45.5 million for the six months ended June 30, 2007 primarily due to decreased consulting and legal costs related to the MLIM integration in 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Amortization of Intangible Assets

The $11.0 million increase in amortization of intangible assets to $73.1 million for the six months ended June 30, 2008, compared to $62.1 million for the six months ended June 30, 2007, primarily reflects amortization of finite-lived intangible assets acquired in the Quellos Transaction.

Non-Operating Income, Net of Non-Controlling Interests

Non-operating income, net of non-controlling interests, for the six months ended June 30, 2008 and 2007 was as follows:

	Six Months Ended
	June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Total non-operating income	$(21,791)	$371,449	$(393,240)	(105.9)%
Non-controlling interests	14,540	(273,131)	287,671	105.3%

Total non-operating income, net of non-controlling interests	$(7,251)	$98,318	$(105,569)	(107.4)%

The components of non-operating income, net of non-controlling interests, for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Non-operating income, net of non-controlling interests:
Net gain (loss) on investments, net of non-controlling interests:
Private equity	$9,757	$42,903	$(33,146)	(77.3)%
Real estate	(22,391)	2,457	(24,848)	NM
Hedge funds/hedge funds of funds	(3,922)	16,720	(20,642)	(123.5)%
Other investments[1]	11,802	25,352	(13,550)	(53.4)%

Total net gain (loss) on investments, net of non-controlling interests	(4,754)	87,432	(92,186)	(105.4)%
Other non-controlling interest[2]	(662)	—	(662)	NM
Interest and dividend income	32,263	32,095	168	0.5%
Interest expense	(34,098)	(21,209)	(12,889)	60.8%

Total non-operating income, net of non-controlling interests	$(7,251)	$98,318	$(105,569)	(107.4)%

NM – Not Meaningful

[1]	Includes investment income related to equity and fixed income investments, CDOs, deferred compensation arrangements and BlackRock’s seed capital hedging program.
[2]	Includes non-controlling interest related to operating entities (non-investment activities).

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Non-Operating Income, Net of Non-Controlling Interests (continued)

Non-operating income, net of non-controlling interests, decreased $105.6 million to a loss of $7.3 million for the six months ended June 30, 2008, as compared to income of $98.3 million for the six months ended June 30, 2007. The decrease was primarily the result of a $4.8 million net loss on investments compared with a net gain on investments in the six months ended June 30, 2007 and a $12.9 million increase in interest expense related to the issuance of long-term debt in September 2007. The net loss on investments, net of non-controlling interests, in 2008 was primarily due to a decline in valuations from seed investments and co-investments in real estate equity products and hedge funds/funds of hedge funds offset by net gains in private equity and other investments.

Income Taxes

Income tax expense was $277.7 million and $234.9 million for the six months ended June 30, 2008 and 2007, respectively. The effective income tax rate for the six months ended June 30, 2008 was 35.0%, as compared to 36.0% for the six months ended June 30, 2007. The decrease was primarily due to the mix of pre-tax income and tax legislation changes enacted in the third quarter 2007 in the United Kingdom that reduced corporate income tax rates in 2008.

Net Income

Net income totaled $515.7 million, or $3.87 per diluted share, for the six months ended June 30, 2008, which was an increase of $98.1 million, or $0.70 per diluted share, compared to the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 includes the after-tax impact of the portion of LTIP awards which will be funded through a capital contribution of BlackRock common stock held by PNC and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees of $19.4 million and $3.3 million, respectively.

Net income of $417.6 million for the six months ended June 30, 2007 included the after-tax impacts related to the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock common stock held by PNC of $16.6 million, MLIM integration costs of $8.4 million and an expected contribution by Merrill Lynch of $3.2 million to fund certain compensation of former MLIM employees. MLIM integration costs primarily include professional fees and marketing and promotional expenses. Exclusive of these GAAP expenses in both periods, fully diluted earnings per share, as adjusted, for the six months ended June 30, 2008 increased $0.65, or 19.2%, to $4.04 compared to the six months ended June 30, 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. (continued)

Operating Margin

The Company’s operating margin was 29.8% for the six months ended June 30, 2008, compared to 26.4% for the six months ended June 30, 2007. Operating margin for the six months ended June 30, 2008 and 2007 included the impact of $9.3 million and $38.6 million, respectively, of closed-end fund launch costs and commissions. In addition, operating margin for the six months ended June 30, 2007 included the impact of $13.1 million of MLIM integration costs. Operating margin improved 12.9% primarily due to operating leverage associated with the growth in revenue, a $29.4 million reduction of closed-end fund launch costs and commissions and the reduction of MLIM integration costs partially offset by a $14.6 million increase in compensation expense related to appreciation on certain deferred compensation plans and a $11.0 million increase in amortization of intangible assets associated with the Quellos Transaction.

Operating margin, as adjusted, which excludes from operating income the impact of certain GAAP operating expenses and adjusts GAAP operating revenue, was 37.8% and 36.4% for the six months ended June 30, 2008 and 2007, respectively. The six months ended June 30, 2008 operating margin, as adjusted, which included the impact of an $11 million increase in amortization of intangible assets primarily associated with the Quellos Transaction, rose 1.4% to 37.8%. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

In accordance with GAAP, certain BlackRock sponsored investment funds are consolidated into the condensed consolidated financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority economic interest in these funds. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds. The Company uses an adjusted cash flow, which excludes the impact of consolidated sponsored investment funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds, provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows excluding the impact on cash flows of consolidated sponsored investment funds:

	Six Months Ended
(Dollar amounts in millions)	June 30, 2008
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$481	$206	$275
Cash flows from investing activities	(318)	(5)	(313)
Cash flows from financing activities	(397)	(212)	(185)
Effect of exchange rate changes on cash and cash equivalents	6	—	6

Net change in cash and cash equivalents	(228)	(11)	(217)
Cash and cash equivalents, beginning of period	1,656	67	1,589

Cash and cash equivalents, end of period	$1,428	$56	$1,372

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions’ products and services, property management fees, mutual fund distribution fees and realized earnings and distributions on the Company’s investments. BlackRock primarily uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchases of investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

Cash flows from operating activities in the six months ended June 30, 2008 included cash payments related to year end incentive compensation.

Capital Resources

The Company manages its consolidated financial condition and funding to maintain appropriate liquidity for the business. At June 30, 2008, the Company had total cash and cash equivalents on its condensed consolidated statements of financial condition of $1,427.5 million. Cash and cash equivalents, net of amounts in consolidated sponsored investment funds of $56.3 million and net of regulatory capital requirements of $203.8 million (partially met with cash and cash equivalents), was $1,167.4 million. In addition, at June 30, 2008, the Company had committed access to $2,100.0 million of undrawn cash (net of outstanding letters of credit totaling $100 million) via its 2007 five-year credit facility, resulting in cash, net of cash in consolidated sponsored investment funds and regulatory capital requirements, plus credit capacity of $3,267.4 million.

Approximately $56.3 million in cash and cash equivalents and $792.2 million in investments included in the Company’s condensed consolidated statement of financial condition at June 30, 2008 are held by sponsored investment funds that are consolidated by BlackRock in accordance with GAAP. The Company may not be able to access such cash or investments to use in its operating activities.

Investment/Loan Commitments

At June 30, 2008, the Company had $487.8 million of various capital commitments to fund sponsored investment funds and unfunded commitments related to one private equity warehouse facility. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

At June 30, 2008, the Company had loaned approximately $97.2 million to a warehouse entity established for certain private equity funds of funds. At June 30, 2008, the Company had committed to make additional loans of approximately $144.5 million under the agreement. The Company anticipates making additional commitments under this facility from time to time, but is not obligated to do so.

On February 29, 2008, the Company committed to provide financing, if needed, of up to $60.0 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. Financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. Borrowings of $52.5 million, which were outstanding at March 31, 2008, were repaid in April 2008. Subsequent to June 30, 2008, Anthracite borrowed $30.0 million at an interest rate of 5.295%.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Borrowings

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 Facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at June 30, 2008.

At June 30, 2008, the Company had $300.0 million outstanding under the 2007 Facility with interest rates between 2.655% to 5.105% and maturity dates between July 2008 and September 2008. During July 2008, the Company repaid $100.0 million of the balance outstanding.

In addition, in December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the existing 2007 Facility totaling in aggregate $100 million.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At June 30, 2008, the Company had no borrowings outstanding on the Japan Commitment-line.

At June 30, 2008, long-term borrowings were $946.6 million. Debt service and repayment requirements, assuming the convertible debentures are repaid at BlackRock’s option in 2010, are $25.2 million for the remainder of 2008, $51.0 million in 2009, $297.7 million in 2010 and $43.8 million in each of 2011 and 2012.

Support of Two Enhanced Cash Funds

During 2007, BlackRock made investments in two enhanced cash funds to enhance liquidity of the funds and to facilitate redemptions. At June 30, 2008, BlackRock’s total net investment in these two funds was approximately $88.5 million.

In December 2007, BlackRock entered into capital support agreements with the two funds. These credit support agreements are backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock has agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. BlackRock provided approximately $1 million of capital contributions to these two funds for the six months ended June 30, 2008 under the capital support agreements.

At June 30, 2008 and December 31, 2007, in applying the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), BlackRock concluded that it is not the primary beneficiary of either fund.

Exposure to Collateralized Debt Obligations

In the normal course of business, BlackRock act as a collateral manager to various CDOs. A CDO is a managed investment vehicle that purchases a portfolio of assets or enters into swaps. A CDO funds its activities through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. The Company also may invest in a portion of the debt or equity issued. These entities meet the definition of a variable interest entity under FIN 46(R). BlackRock has concluded that it is not the primary beneficiary of these CDOs, and as a result it does not consolidate these CDOs on its condensed consolidated financial statements.

At June 30, 2008 and December 31, 2007, BlackRock’s maximum risk of loss related to CDOs was approximately $25.5 million and $32.1 million, respectively.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At June 30, 2008, the Company was required to maintain approximately $203.8 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Fair Value Measurements, discussed below, see Note 2 and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008 for details on Significant Accounting Policies.

Fair Value Measurements

BlackRock adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), as of January 1, 2008. See Note 1, Significant Accounting Policies to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

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

The following table represents investments measured at fair value on a recurring basis at June 30, 2008:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at June 30, 2008
Total investments, GAAP	$312	$205	$1,386	$39	$1,942
Net assets for which the Company does not bear “economic” exposure (1)	(6)	(36)	(454)	—	(496)

Net “economic” investment exposure (2)	$306	$169	$932	$39	$1,446

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
(3)	Includes investments in equity method investees which are not accounted for under a fair value measure in accordance with GAAP as well as investments held at cost.

PART I - FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2008, the majority of our investment advisory and administration fees were based on AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates, foreign exchange rates or all three could cause the value of AUM to decline, which could result in lower investment advisory and administration fees.

Corporate Investment Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At June 30, 2008, the outstanding total return swaps had an aggregate notional value of approximately $74 million.

At June 30, 2008, approximately $792 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Prior to the impact of the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

	June 30,	December 31,
(Dollar amounts in millions)	2008	2007
Total investments	$1,942	$2,000
Consolidated sponsored investments funds	(792)	(1,054)
Net exposure to consolidated investment funds	296	325

Total net “economic” investment exposure	$1,446	$1,271

Equity Market Price Risk

At June 30, 2008, the Company’s net exposure to equity price risk is approximately $945 million (net of $74 million of certain equity investments that are hedged via total return swaps) of the Company’s net economic investment exposure. The Company estimates that a 10% adverse change in equity prices would result in a decrease of approximately $94.5 million in the carrying value of such investments.

PART I - FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk

At June 30, 2008, the Company was exposed to interest-rate risk as a result of approximately $427 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $5.6 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling and the Euro, was $84 million. A 10% adverse change in foreign exchange rates would result in approximately an $8.4 million decline in the carrying value of such investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2008. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at June 30, 2008.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended June 30, 2008, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2008 through April 30, 2008	5,270	[2]	$204.77	—	751,400
May 1, 2008 through May 31, 2008	9,719	[2]	$219.02	—	751,400
June 1, 2008 through June 30, 2008	2,795	[2]	$212.09	—	751,400

Total	17,784		$213.71	—

[1]

On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date. An additional indeterminable number of shares may be repurchased under the 2002 Long-Term Retention and Incentive Plan (“2002 LTIP”).

[2]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

PART II - OTHER INFORMATION ( continued)

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 27, 2008, for the purpose of considering and acting upon the following:

(1) Election of Directors. Six Class III directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Withheld
Nominees for Class III
Robert C. Doll	113,331,184	1,465,653
Gregory J. Fleming	112,330,984	1,465,853
Murry S. Gerber	113,405,853	390,984
James Grosfeld	112,961,117	835,720
Sir Deryck Maughan	112,961,480	835,357
Linda Gosden Robinson	113,117,594	679,243

As of August 7, 2008 the other continuing directors of BlackRock are Laurence D. Fink, Mathis Cabiallavetta, Dennis D. Dammerman, William S. Demchak, Kenneth B. Dunn, Robert S. Kapito, David H. Komansky, Thomas H. O’Brien, James E. Rohr and John A. Thain.

(2) Ratification of Auditor. The appointment of Deloitte & Touche LLP as BlackRock’s independent registered public accounting firm for the year 2008 was ratified.

	Aggregate Votes
	For	Against	Abstain
Ratification of Appointment	113,789,219	5,639	1,979

There were no broker non-votes for any of the items.

PART II - OTHER INFORMATION ( continued)

Item 6.	Exhibits

Exhibit No.	Description
10.1(1)+	Letter to Ann Marie Petach.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Filed herewith.
+	Denotes compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: August 8, 2008		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)+	Letter to Ann Marie Petach.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Filed herewith.
+	Denotes compensatory arrangement.