Form 10-Q
period 2008-09-30
BlackRock Inc.
filed 2008-11-07
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 118,176,122 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

- ii -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands, except per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,793,293	$1,656,200
Accounts receivable	1,208,577	1,235,940
Due from related parties	241,419	174,853
Investments	2,145,744	1,999,944
Separate account assets	3,532,448	4,669,874
Deferred mutual fund sales commissions, net	156,083	174,849
Property and equipment (net of accumulated depreciation of $240,506 at September 30, 2008 and $225,645 at December 31, 2007)	274,295	266,460
Intangible assets (net of accumulated amortization of $288,148 at September 30, 2008 and $178,450 at December 31, 2007)	6,476,773	6,553,122
Goodwill	5,543,993	5,519,714
Other assets	324,047	310,559

Total assets	$21,696,672	$22,561,515

Liabilities
Accrued compensation and benefits	$825,561	$1,086,590
Accounts payable and accrued liabilities	731,367	788,968
Due to related parties	116,408	114,347
Short-term borrowings	200,000	300,000
Long-term borrowings	946,693	947,021
Separate account liabilities	3,532,448	4,669,874
Deferred tax liabilities	2,039,467	2,059,980
Other liabilities	248,572	419,570

Total liabilities	8,640,516	10,386,350

Non-controlling interests	868,992	578,210

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 118,573,367 shares issued, 117,233,559 and 116,059,560 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	1,186	1,186
Series A participating preferred stock ($0.01 par value, 500,000,000 shares authorized and 12,604,918 shares issued and outstanding at September 30, 2008 and December 31, 2007)	126	126
Additional paid-in capital	10,407,129	10,274,096
Retained earnings	2,042,520	1,622,041
Accumulated other comprehensive income (loss)	(53,615)	71,020
Escrow shares, common, at cost (911,266 and 1,191,785 held at September 30, 2008 and December 31, 2007, respectively)	(143,367)	(187,500)
Treasury stock, common, at cost (428,542 and 1,322,022 shares held at September 30, 2008 and December 31, 2007, respectively)	(66,815)	(184,014)

Total stockholders’ equity	12,187,164	11,596,955

Total liabilities, non-controlling interests and stockholders’ equity	$21,696,672	$22,561,515

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Investment advisory and administration base fees
Related parties	$704,974	$681,420	$2,226,413	$1,881,627
Other third parties	379,427	345,010	1,152,223	968,923
Investment advisory performance fees	54,680	149,382	153,302	197,518

Investment advisory and administration base and performance fees	1,139,081	1,175,812	3,531,938	3,048,068
BlackRock Solutions	112,593	47,683	271,959	136,293
Distribution fees	34,229	32,310	103,231	89,997
Other revenue	27,317	42,274	93,182	126,118

Total revenue	1,313,220	1,298,079	4,000,310	3,400,476

Expenses
Employee compensation and benefits	468,094	499,742	1,488,997	1,255,817
Portfolio administration and servicing costs
Related parties	125,403	123,738	382,616	356,705
Other third parties	24,856	15,112	76,999	44,309
Amortization of deferred mutual fund sales commissions	33,857	28,763	97,487	79,034
General and administration
Other third parties	163,242	178,067	570,821	560,512
Related parties	7,675	21,740	19,476	56,844
Termination of closed-end fund administration and servicing arrangements	—	128,114	—	128,114
Amortization of intangible assets	36,557	31,085	109,698	93,193

Total expenses	859,684	1,026,361	2,746,094	2,574,528

Operating income	453,536	271,718	1,254,216	825,948

Non-operating income (expense)
Net gain (loss) on investments	(142,552)	117,895	(162,508)	478,458
Interest and dividend income	19,605	20,109	51,868	52,204
Interest expense	(16,737)	(9,815)	(50,835)	(31,023)

Total non-operating income (expense)	(139,684)	128,189	(161,475)	499,639

Income before income taxes and non-controlling interests	313,852	399,907	1,092,741	1,325,587
Income tax expense	117,237	63,168	394,937	298,086

Income before non-controlling interests	196,615	336,739	697,804	1,027,501
Non-controlling interests	(21,111)	81,539	(35,651)	354,669

Net income	$217,726	$255,200	$733,455	$672,832

Earnings per share:
Basic	$1.68	$1.99	$5.67	$5.24
Diluted	$1.62	$1.94	$5.49	$5.12
Cash dividends declared and paid per share	$0.78	$0.67	$2.34	$2.01
Weighted-average shares outstanding:
Basic	129,793,939	128,161,027	129,427,715	128,501,575
Diluted	134,012,819	131,316,455	133,500,644	131,534,188

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$217,726	$255,200	$733,455	$672,832
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale investments, net of tax	(6,944)	(1,417)	(10,881)	(2,288)
Minimum pension liability adjustment	(67)	—	(609)	—
Foreign currency translation adjustments	(138,109)	24,527	(113,146)	43,100

Comprehensive income	$72,606	$278,310	$608,819	$713,644

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$733,455	$672,832
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	175,485	143,387
Amortization of deferred mutual fund sales commissions	97,487	79,034
Non-controlling interests	(35,651)	354,669
Stock-based compensation	204,171	142,519
Deferred income tax benefit	(85,999)	(100,576)
Other net (gains) losses and net proceeds (purchases) of investments	54,125	(584,373)
(Earnings) losses from equity method investees	89,573	(55,783)
Distributions of earnings from equity method investees	18,155	9,375
Other adjustments	4,454	(1,644)
Changes in operating assets and liabilities:
Accounts receivable	14,248	(195,236)
Due from related parties	(65,870)	16,578
Deferred mutual fund sales commissions	(78,721)	(46,203)
Investments, trading	234,419	(20,518)
Other assets	50,094	(79,195)
Accrued compensation and benefits	(262,729)	(73,571)
Accounts payable and accrued liabilities	10,416	(5,401)
Due to related parties	2,061	(5,981)
Other liabilities	(2,961)	111,402

Cash flows from operating activities	1,156,212	361,315

Cash flows from investing activities
Purchases of investments	(356,324)	(313,837)
Net purchases of assets held for sale	(17,791)	—
Proceeds from sales of investments	67,661	193,731
Distributions of capital from equity method investees	12,022	5,695
Purchases of property and equipment	(71,776)	(84,940)
Net consolidations (deconsolidations) of sponsored investment funds	—	(7,703)
Acquisitions, net of cash acquired	(5,455)	(42,272)

Cash flows from investing activities	(371,663)	(249,326)

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from financing activities
Repayments of short-term borrowings	(400,000)	—
Proceeds from short-term borrowings	300,000	450,000
Repayments of long-term borrowings	(751)	(683)
Proceeds from long-term borrowings	—	694,395
Cash dividends paid	(312,903)	(265,587)
Proceeds from stock options exercised	22,566	44,389
Reissuance of treasury stock	4,644	3,598
Purchase of treasury stock	(43,859)	(370,103)
Subscriptions received from non-controlling interest holders, net of distributions	12,900	204,734
Excess tax benefit from stock-based compensation	59,019	69,390
Net proceeds/(repayments) of borrowings by consolidated sponsored investment funds	(206,334)	180,383
Other financing activities	—	(5,330)

Cash flows from financing activities	(564,718)	1,005,186

Effect of exchange rate changes on cash and cash equivalents	(82,738)	43,100

Net increase in cash and cash equivalents	137,093	1,160,275
Cash and cash equivalents, beginning of period	1,656,200	1,160,304

Cash and cash equivalents, end of period	$1,793,293	$2,320,579

Supplemental cash flow information:
Cash paid for interest	$60,834	$22,910
Cash paid for income taxes	$431,549	$257,410
Supplemental non-cash flow information:
Issuance of treasury stock	$128,180	$102,735
Common stock released from escrow agent in connection with Quellos Transaction	$44,133	$—
Increase (decrease) in investments due to net consolidations of sponsored investment funds	$317,900	$(183,442)
Increase (decrease) in non-controlling interests due to net consolidations of sponsored investment funds	$318,392	$(210,252)
PNC LTIP capital contributions	$5,090	$174,932

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of open-end and closed-end fund families and other non-U.S. equivalent products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workouts, risk management and strategic planning and execution.

In October 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”), referred to as the “Quellos Transaction” and in September 2006, Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business (the “MLIM Business”) to BlackRock through a capital contribution, referred to as the “MLIM Transaction.”

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

The interim financial information at September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the current presentation.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation (continued)

Fair Value Measurements

BlackRock adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008, which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., level 1, 2, and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and certain debt securities.

Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets which generally are included in this category may include short-term floating rate notes and asset-backed securities held by a consolidated sponsored cash management fund, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, as well as restricted public securities valued at a discount.

Level 3 Inputs – Unobservable inputs for the valuation of the asset or liability. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Assets included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds.

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

Basis of Presentation (continued)

At September 30, 2008, the Company held disposal group assets of $70,132 and related liabilities of $56,153 in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $52,200 of borrowings directly associated with the disposal group assets. During the three and nine months ended September 30, 2008, the Company recorded losses of $4,671 and $7,947, respectively, within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group.

Consolidation of Enhanced Cash Fund

In the normal course of business, the Company is the manager of various types of investment vehicles, including private investment funds, that may be considered variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”).

Pursuant to FIN 46R, at September 30, 2008, the Company applied an expected loss model to certain VIEs and determined that it is the primary beneficiary of one enhanced cash fund, resulting in the consolidation of the fund on its condensed consolidated statement of financial condition. At September 30, 2008 the Company had approximately $412,000 of investments and approximately $326,000 of non-controlling interests on its condensed consolidated statement of financial condition related to the consolidation.

Recent Accounting Developments

Fair Value Measurements

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in a market that is not active. The impact to the Company of adopting FSP FAS 157-3 in its determination of fair values as of September 30, 2008 did not have a material impact on its condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and it is irrevocable once elected. Assets and liabilities measured at fair value pursuant to SFAS No. 159 should be reported separately in the statement of financial condition from those instruments measured using another accounting method. The Company adopted SFAS No. 159 on January 1, 2008, however, elected not to apply the fair value option to any of its eligible financial assets or liabilities at that date. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s condensed consolidated financial statements. The Company may elect the fair value option for any future eligible financial assets or liabilities upon their initial recognition.

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

Recent Accounting Developments (continued)

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to materially impact BlackRock’s consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated financial statements.

Convertible Debt Instruments

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. At September 30, 2008 the Company had $249,997 principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The debentures will become convertible at the option of the holder on February 15, 2009 or earlier upon certain conditions. They are also redeemable by the Company beginning February 20, 2010. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented should be adjusted retrospectively. The Company has awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights and is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company’s EPS.

Disclosures about Credit Derivatives

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”), FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. FSP FAS 133-1 and FIN 45-4 only require additional disclosures, and therefore the adoption will not materially impact BlackRock’s condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments

A summary of the carrying value of investments is as follows:

	Carrying Value
	September 30, 2008	December 31, 2007
Available-for-sale investments	$552,335	$263,795
Trading investments	150,660	395,006
Other investments:
Consolidated sponsored investment funds	696,765	760,378
Equity method	687,066	516,749
Deferred compensation plan investments	58,823	59,977
Cost method	95	4,039

Total other investments	1,442,749	1,341,143

Total investments	$2,145,744	$1,999,944

At September 30, 2008, the Company had $1,171,413 of investments held by consolidated sponsored investment funds of which $412,004, $62,644 and $696,765 were classified as available-for-sale, trading investments and other investments, respectively.

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

September 30, 2008	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Total available-for-sale investments:
Sponsored investment funds	$135,727	$1,041	$(8,188)	$128,580
Collateralized debt obligations (“CDOs”)	7,842	40	(1,046)	6,836
Other debt securities	3,623	—	(1,265)	2,358
Investments held by consolidated sponsored cash management fund	412,004	—	—	412,004
Other	2,642	—	$(85)	2,557

Total available-for-sale investments	$561,838	$1,081	$(10,584)	$552,335

December 31, 2007
Total available-for-sale investments:
Sponsored investment funds	$245,677	$5,894	$(1,217)	$250,354
Collateralized debt obligations	10,458	53	—	10,511
Other	2,815	115	—	2,930

Total available-for-sale investments	$258,950	$6,062	$(1,217)	$263,795

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

During the nine months ended September 30, 2008 and 2007, the Company recorded other-than-temporary impairments of $4,853 and $3,228, respectively, related to other debt securities and CDO available-for-sale investments.

The Company has reviewed the gross unrealized losses of $10,584 at September 30, 2008 related to available-for-sale investments, of which $820 had been in a loss position for greater than twelve months, and determined that these losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company recorded no additional impairments on such securities.

A summary of the cost and carrying value of trading and other investments is as follows:

	September 30, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$31,813	$35,133	$40,394	$44,680
Equity securities	107,510	96,656	103,058	116,742
Debt securities:
Municipal debt	10,544	9,906	239,398	233,584
Foreign government debt	8,981	7,473	—	—
Corporate debt	568	534	—	—
U.S. government debt	958	958	—	—

Total trading investments	$160,374	$150,660	$382,850	$395,006

Other investments:
Consolidated sponsored investment funds	$645,627	$696,765	$721,300	$760,378
Equity method	717,310	687,066	445,924	516,749
Deferred compensation plan hedge fund investments	52,463	58,823	31,659	59,977
Cost method	95	95	4,039	4,039

Total other investments	$1,415,495	$1,442,749	$1,202,922	$1,341,143

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Trading investments include deferred compensation plan mutual fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity and debt securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

The carrying value of debt securities, classified as available-for-sale and trading investments, by maturity at September 30, 2008 and December 31, 2007 is as follows:

Maturity date	Carrying Value
	September 30, 2008	December 31, 2007
<1 year	$413,730	$—
>1-5 years	1,248	9,567
>5-10 years	3,434	28,677
>10 years	14,821	195,340

Total	$433,233	$233,584

At September 30, 2008 and December 31, 2007, the debt securities in the table above primarily consisted of floating rate notes and asset backed securities held by a consolidated sponsored cash management fund and municipal, corporate, U.S. and foreign government debt securities held by other sponsored investment products that are consolidated in the Company’s condensed consolidated statements of financial condition.

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments owned by these consolidated sponsored investment funds are classified as other, available-for-sale, or trading investments. At September 30, 2008 and December 31, 2007, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$52,649	$66,971
Investments	1,171,413	1,054,208
Other net assets (liabilities)	3,290	(218,337)
Non-controlling interests	(868,992)	(578,210)

Total net interests in consolidated investment funds	$358,360	$324,632

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

BlackRock’s total exposure to consolidated sponsored investment funds of $358,360 and $324,632 at September 30, 2008 and December 31, 2007, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interests. Approximately $3,395 and $209,729 of borrowings by consolidated sponsored investment funds at September 30, 2008 and December 31, 2007, respectively, are included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

3.	Fair Value Disclosures

Assets measured at fair value on a recurring basis at September 30, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	September 30, 2008
Assets:
Investments:
Available-for-sale	$130,801	$419,920	$1,614	$—	$552,335
Trading	140,754	9,906	—	—	150,660
Other investments:
Consolidated sponsored investment funds	—	45,524	651,241	—	696,765
Equity method	—	—	649,436	37,630	687,066
Deferred compensation plan hedge fund investments	—	33,883	24,940	—	58,823
Cost method	—	—	—	95	95

Total investments	271,555	509,233	1,327,231	37,725	2,145,744
Separate account assets	3,322,988	98,134	4,996	106,330	3,532,448
Other assets(2)	—	14,101	70,132	—	84,233

Total assets measured at fair value	$3,594,543	$621,468	$1,402,359	$144,055	$5,762,425

(1)	Includes investments in equity method investees and other assets which in accordance with GAAP are not accounted for under a fair value measure.
(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures (continued)

A wholly-owned subsidiary of the Company is a registered life insurance company that maintains separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities. At September 30, 2008 and December 31, 2007, the Level 3 separate account assets were approximately $5,000 and $12,000, respectively. The change in Level 3 assets primarily relate to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the condensed consolidated statements of income.

Level 3 assets, such as investments in real estate funds, hedge funds, funds of hedge funds, private equity funds and funds of private equity funds are valued based upon valuations received from internal as well as third party fund managers. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies and the business environment of the companies, among other factors.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2008

	Investments	Other Assets
June 30, 2008	$1,386,422	$129,598
Realized and unrealized gains / (losses), net	(89,446)	(8,666)
Purchases, sales, other settlements and issuances, net	30,255	(50,800)
Net transfers in and/or out of Level 3	—	—

September 30, 2008	$1,327,231	$70,132

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(60,707)	$(9,666)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2008

	Investments	Other Assets
December 31, 2007	$1,239,519	$—
Realized and unrealized gains / (losses), net	(89,946)	(16,266)
Purchases, sales, other settlements and issuances, net	209,291	7,919
Net transfers in and/or out of Level 3	(31,633)	78,479

September 30, 2008	$1,327,231	$70,132

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(79,566)	$(17,266)

Realized and unrealized gains and losses recorded for Level 3 assets are reported in non-operating income (expense) on the condensed consolidated statements of income. Non-controlling interest expense is recorded for consolidated investments to reflect the portion of gains and losses not attributable to the Company.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Derivatives and Hedging

For the nine months ended September 30, 2008 and 2007, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, as amended.

During the nine months ended September 30, 2008 and 2007, the Company was a counterparty to multiple third parties for a series of total return swaps to economically hedge against changes in fair value of certain seed investments in sponsored investment products. At September 30, 2008, the outstanding total return swaps had an aggregate notional value of approximately $62,907 and net realized and unrealized gains/(losses) of approximately $19,169 and ($3,880) for the nine months ended September 30, 2008 and 2007, respectively, which were included in non-operating income (expense) on the Company’s condensed consolidated statements of income.

In December 2007, BlackRock entered into capital support agreements, up to $100,000, with two enhanced cash funds. These capital support agreements are backed by letters of credit issued under BlackRock’s revolving credit facility. See Note 7, Borrowings, for further discussion. During the nine months ended September 30, 2008, the Company provided approximately $1,000 of capital contributions to these two funds under the capital support agreements. BlackRock determined that the capital support agreements qualified as derivatives under SFAS No. 133. At September 30, 2008 and December 31, 2007, the derivative liabilities for the fair value of the capital support agreements for the two funds totaled approximately $11,600 and $12,000, respectively, which are recorded in other liabilities and non-controlling interests, due to consolidation at September 30, 2008 of one of the enhanced cash funds, on the condensed consolidated statements of financial condition. The amount of these liabilities will increase or decrease as BlackRock’s obligations under the capital support agreements fluctuate based on the fair value of the derivatives.

5.	Goodwill

Goodwill at September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

December 31, 2007	$5,519,714

Goodwill adjustments related to:
Quellos	24,362
Other	(83)

Total goodwill adjustments	24,279

September 30, 2008	$5,543,993

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Goodwill (continued)

During the nine months ended September 30, 2008, goodwill increased by $24,279. Approximately $55,200 was recorded as additional goodwill due to the release of 280,519 common shares to Quellos, which were held in escrow in accordance with the Quellos asset purchase agreement and additional future purchase price consideration due to achieving certain revenue measures. This increase was partially offset by a decline in goodwill of approximately $15,700 as a result of the Company’s review of the Quellos purchase price allocation in the three months ended March 31, 2008 and a decrease of approximately $15,100 related to tax benefits realized from tax-deductible goodwill in excess of book goodwill. At September 30, 2008, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $420,000. Goodwill will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

In August 2008, the Company acquired Impact Investing, an Australia based software development company specializing in equity portfolio management and analytical software tools. The total consideration to be paid is not expected to be material to the Company’s condensed consolidated financial statements.

6.	Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2007	$5,351,132	$1,201,990	$6,553,122
Purchase price adjustments	27,000	—	27,000
Intangible assets acquired	—	6,207	6,207
Other	—	142	142
Amortization expense	—	(109,698)	(109,698)

September 30, 2008	$5,378,132	$1,098,641	$6,476,773

The purchase price adjustments to intangible assets during the nine months ended September 30, 2008 primarily related to the Company’s review of its purchase price allocation in the three months ended March 31, 2008 related to the net assets acquired from Quellos. The Company acquired $6,207 of finite-lived intangibles assets in connection with the acquisition of Impact Investing during the three months ended September 30, 2008.

7.	Borrowings

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2,500,000 unsecured revolving credit facility (the “2007 Facility”), which permits the Company to request an additional $500,000 of borrowing capacity, subject to lender credit approval, up to a maximum of $3,000,000. The 2007 Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at September 30, 2008.

At September 30, 2008, the Company had $200,000 outstanding under the 2007 Facility with an interest rate of 3.885% and maturity date during October 2008. During October 2008, the Company rolled over the $200,000 in borrowings with an interest rate of 3.37% and a maturity date during November 2008.

Lehman Commercial Paper Inc. has a $140,000 participation under the 2007 Facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7.	Borrowings (continued)

Short-Term Borrowings (continued)

In addition, in December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the 2007 Facility totaling in aggregate $100,000.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At September 30, 2008, the Company had no borrowings outstanding on the Japan Commitment-line.

Long-Term Borrowings

The accreted amount of long-term borrowings included the following:

	September 30, 2008	December 31, 2007
6.25% Senior notes due in 2017	$694,960	$694,537
2.625% Convertible debentures due in 2035	249,997	249,997
Other	1,736	2,487

Total long-term borrowings	$946,693	$947,021

At September 30, 2008, the estimated fair value of the senior notes and convertible debentures was $589,729 and $507,648, respectively. The fair value for the senior notes and convertible debentures was estimated using an applicable bond index and market prices at the end of September 2008, respectively.

On October 16, 2008, the Company’s 2.625% Convertible Debentures due 2035 (the “debentures”) became convertible at the option of the holders into cash and shares of the Company’s common stock, after the trustee determined that the trading price for the debentures on each day of a five consecutive trading day period was less than 103% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date. The debentures continued to be convertible for each subsequent five business day period after any period during which the trading price condition continued to be met. The conversion period ended on October 30, 2008 after the debentures failed to satisfy the trading price condition on October 24, 2008. During the conversion period holders of $500 of debentures elected to convert their holdings into cash and shares. In addition, on and after February 15, 2009, the debentures may be convertible into cash and shares at any time prior to maturity at the option of the holder.

8.	Related Party Transactions

On February 29, 2008, the Company committed to provide financing, of up to $60,000 to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At September 30, 2008, $30,000 of financing was outstanding at an interest rate of 5.295% which was included in due from related parties on the Company’s condensed consolidated statement of financial condition.

In July 2008, the Company entered into an Amended and Restated Stockholder Agreement (“Stockholder Agreement”) and an Amended and Restated Global Distribution Agreement (“Global Distribution Agreement”) with Merrill Lynch.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8.	Related Party Transactions (continued)

The changes to the Stockholder Agreement, among other items, (i) provide Merrill Lynch with additional flexibility to form or acquire asset managers substantially all of the business of which is devoted to non-traditional investment management strategies such as short selling, leverage, arbitrage, specialty finance and quantitatively-driven structured trades; (ii) expand the definition of change in control of Merrill Lynch to include the disposition of two-thirds or more of its Global Private Client business; (iii) extend the general termination date to the later of July 16, 2013 or the date Merrill Lynch’s beneficial ownership of BlackRock voting securities falls below 20%; and (iv) clarify certain other provisions in the agreement.

The changes in the Global Distribution Agreement in relation to the prior agreement, among other things, (i) provide for an extension to September 29, 2013, a 5-year extension after the date of a change in control of Merrill Lynch (see below for more information) and one automatic 3-year extension if certain conditions are satisfied; (ii) strengthen the obligations of Merrill Lynch to achieve revenue neutrality across the range of BlackRock products distributed by Merrill Lynch if the pricing or structure of particular products is required to be changed; (iii) obligate Merrill Lynch to seek to obtain distribution arrangements for BlackRock products from buyers of any portion of its distribution business on the same terms as the Global Distribution Agreement for a period of at least 3 years; and (iv) restrict the manner in which products managed by alternative asset managers in which Merrill Lynch has an interest may be distributed by Merrill Lynch.

On September 15, 2008, Merrill Lynch and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge (the “Merger”) with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and they have indicated that it is expected to close on, or about December 31, 2008, subject to shareholder approval, customary closing conditions and regulatory approvals.

The term of BlackRock’s Global Distribution Agreement with Merrill Lynch will automatically be extended for an additional five years from the date the Merger closes. The Stockholder Agreement, which will remain in place after the Merger, provides that Bank of America will have thirty days from the closing of the Merger to elect to either sell common shares of BlackRock over time to reduce its voting ownership down to 24.9%, or exchange 100% of the common shares held by Merrill Lynch for non-voting participating preferred securities that are economically equivalent to BlackRock’s common shares and automatically become common shares upon transfer to unaffiliated persons in accordance with the terms of the Stockholder Agreement. Any sales by Bank of America would be subject to the transfer restrictions contained in the Stockholder Agreement, which include the requirement that transfers generally not result in the beneficial ownership, by any person, of more than 5% of the Company’s outstanding voting securities. BlackRock would also have a right of last refusal over private sales.

9.	Commitments, Contingencies and Guarantees

Commitments

Investment / Loan Commitments

At September 30, 2008, the Company had approximately $377,998 of investment and loan commitments relating primarily to real estate funds, hedge funds, funds of private equity funds and a warehouse entity established for certain private equity funds of funds. Amounts to be funded generally are callable at any point prior to the expiration of the commitment.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

9.	Commitments, Contingencies and Guarantees (continued)

Contingencies

Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to fully cooperate with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

Under the Transaction Agreement in the MLIM Transaction, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from (1) any alleged or actual breach, failure to comply, violation or other deficiency with respect to any regulatory or fiduciary requirements relating to the operation of BlackRock’s business, (2) any fees or expenses incurred or owed by BlackRock to any brokers, financial advisors or comparable other persons retained or employed by BlackRock in connection with the MLIM Transaction, and (3) certain specified tax covenants.

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

Contingent Payments Related to Quellos Transaction

Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010. The first contingent payment, of up to $374,000, is payable in 2009 up to 25% in BlackRock common stock and the remainder in cash. The second contingent payment, of up to $595,000 is payable in cash in 2011.

Guarantees

On September 29, 2008, BlackRock entered into a series of guarantees, which expired in October 2008, with a derivative counterparty to three of BlackRock’s alternative investment funds. Under the guarantees, BlackRock agreed to make such payment to the derivative counterparty to the extent that a payment is due and the fund is unable to make a payment according to the terms of the derivative contract. Due to the short tenor of these guarantees and the value of the assets held by the funds, BlackRock determined that the probability of incurring a loss under the guarantees was remote and the fair value of its liability was not material. No liability was incurred upon or prior to the expiration of the guarantees.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$53,388	$33,371	$152,315	$92,936
Stock options	3,057	4,105	7,429	9,994
Long-term incentive plans (funded by PNC1)	14,655	13,613	44,427	39,589

Total stock-based compensation	$71,100	$51,089	$204,171	$142,519

[1] The PNC Financial Services Group, Inc.

Stock Options

Options outstanding at September 30, 2008, and changes during the nine months ended September 30, 2008, were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2007	4,101,165	$86.19
Exercised	(620,363)	$36.38
Forfeited	(298,635)	$169.07

September 30, 2008	3,182,167	$88.13

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $109,347.

The nine months ended September 30, 2008 included a cumulative adjustment, recorded in the three months ended June 30, 2008, to the estimated forfeiture rate for unvested stock options as a result of additional data on actual forfeiture activity.

At September 30, 2008, the Company had $35,366 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3.0 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation (continued)

Restricted Stock and RSUs

Restricted stock and RSUs outstanding at September 30, 2008, and changes during the nine months ended September 30, 2008, were as follows:

Outstanding at	Unvested Restricted Stock and RSUs	Weighted Average Grant Date Fair Value
December 31, 2007	3,709,008	$158.01
Granted	1,591,881	$202.84
Converted	(444,298)	$148.98
Forfeited	(223,973)	$163.43

September 30, 2008	4,632,618	$174.02

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

At September 30, 2008, there was $478,428 in unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.6 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC (continued)

During 2007, the Company granted additional long-term incentive awards out of the Award Plan of approximately 1,600,000 RSUs that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met, is approximately $271,000, all of which has been granted as of September 30, 2008.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$217,726	$255,200	$733,455	$672,832

Basic weighted-average shares outstanding	129,793,939	128,161,027	129,427,715	128,501,575
Dilutive potential shares from stock options and restricted stock units	2,875,059	2,502,798	2,738,687	2,376,400
Dilutive potential shares from convertible debt	766,917	652,630	757,338	656,213
Dilutive potential shares from acquisition- related contingent stock payments	576,904	—	576,904	—

Dilutive weighted-average shares outstanding	134,012,819	131,316,455	133,500,644	131,534,188

Basic earnings per share	$1.68	$1.99	$5.67	$5.24

Diluted earnings per share	$1.62	$1.94	$5.49	$5.12

At September 30, 2008 and 2007, there were no anti-dilutive securities outstanding.

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be common stock for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three and nine months ended September 30, 2008 and 2007.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Earnings Per Share (continued)

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos and issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in the three and nine months ended September 30, 2008. The remaining 911,266 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

12.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base and performance fees, BlackRock Solutions, distribution fees and other revenue for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Fixed income	$230,228	$231,103	$687,495	$673,761
Equity and balanced	549,135	595,727	1,820,578	1,611,252
Cash management	176,615	128,381	534,674	363,168
Alternative investment products	183,103	220,601	489,191	399,887

Total investment advisory and administration fees	1,139,081	1,175,812	3,531,938	3,048,068
BlackRock Solutions	112,593	47,683	271,959	136,293
Distribution fees	34,229	32,310	103,231	89,997
Other revenue	27,317	42,274	93,182	126,118

Total revenue	$1,313,220	$1,298,079	$4,000,310	$3,400,476

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Segment Information (continued)

The following table illustrates the Company’s total revenue by geographic region for the three and nine months ended September 30, 2008 and 2007. These amounts are aggregated on a legal entity jurisdiction basis and do not necessarily reflect where the customer is sourced.

	Three Months Ended September 30,
Revenue	2008	% of total	2007	% of total
North America	$891,053	67.8%	$823,594	63.5%
Europe	365,890	27.9%	428,955	33.0%
Asia-Pacific	56,277	4.3%	45,530	3.5%

Total revenue	$1,313,220	100.0%	$1,298,079	100.0%

	Nine Months Ended September 30,
Revenue	2008	% of Total	2007	% of total
North America	$2,635,331	65.9%	$2,196,553	64.6%
Europe	1,172,056	29.3%	1,081,500	31.8%
Asia-Pacific	192,923	4.8%	122,423	3.6%

Total revenue	$4,000,310	100.0%	$3,400,476	100.0%

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at September 30, 2008 and December 31, 2007 by geographic region. These amounts are aggregated on a legal entity jurisdiction basis.

Long-lived Assets	September 30, 2008		December 31, 2007
North America	$5,729,065	98.5%	$5,695,172	98.4%
Europe	35,588	0.6%	34,584	0.6%
Asia-Pacific	53,635	0.9%	56,418	1.0%

Total long-lived assets	$5,818,288	100.0%	$5,786,174	100.0%

Revenue and long-lived assets in North America are primarily comprised of the United States, while Europe is primarily comprised of the United Kingdom and Asia-Pacific is primarily comprised of Australia and Japan.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13.	Subsequent Events

Metric Property Management, Inc.

Commencing in October 2008, Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock, terminated various contracts with certain BlackRock real estate clients to provide property management services. Certain Metric employees have been transferred to a third party, which will provide the property management services to the real estate clients. Metric intends to terminate all such contracts and cease providing such services. The impact of these items is not expected to be material to the Company’s condensed consolidated financial statements.

Acquisition of Stake in India Asset Management Firm

On November 3, 2008, BlackRock completed the acquisition from Merrill Lynch of a 40% stake in DSP Merrill Lynch Fund Managers, which will be rebranded DSP BlackRock Investment Managers. The existing product range will be known as the DSP BlackRock Mutual Fund. The impact of this acquisition will not be material to the Company’s condensed consolidated financial statements.

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

In addition to risk factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries, or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of investment advisory and administration fees earned by BlackRock or the carrying value of certain assets and liabilities denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) the ability of BlackRock to effectively manage the former MLIM and Quellos businesses along with its historical operations; (17) BlackRock’s success in maintaining the distribution of its products; (18) the impact of BlackRock electing to provide support to its products from time to time; and (19) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.259 trillion of assets under management (“AUM”) at September 30, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock provides market risk management, financial strategic advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workouts, risk management and strategic planning and execution.

The broadly adverse environment plaguing the global capital markets negatively impacted flows and market values in all asset classes during the quarter. AUM ended the quarter at $1.259 trillion, down 12% since June 30, 2008 and 3% since September 30, 2007. The three most significant factors weighing on AUM were the sharp drop in global equity markets, dramatic dislocations in the money market industry, and strengthening of the U.S. dollar. In the face of these headwinds, investors continued to turn to BlackRock for a wide range of capital markets, risk management and valuation-related advisory services, including 16 net new assignments in BlackRock Solutions during the quarter and 52 new mandates year-to-date.

BlackRock is not immune to the significant movements in the global markets. In light of these recent market events, BlackRock will continue to review its expense structure to focus resources on areas for potential growth and possible reductions and reengineering opportunities.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) closed a transaction pursuant to which Merrill Lynch contributed its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for an aggregate of 65 million shares of newly issued BlackRock common and non-voting participating preferred stock (the “MLIM Transaction”). On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1.719 billion in a combination of cash and common stock (the “Quellos Transaction”). At September 30, 2008, Merrill Lynch owned approximately 44.7% of the Company’s voting common stock and approximately 48.5% of the Company’s capital stock on a fully diluted basis and The PNC Financial Services Group, Inc. (“PNC”) owned approximately 33.2% of the capital stock.

On September 15, 2008, Merrill Lynch and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge (the “Merger”) with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and they have indicated that it is expected to close on, or about December 31, 2008, subject to shareholder approval, customary closing conditions and regulatory approvals.

The term of BlackRock’s Global Distribution Agreement with Merrill Lynch will automatically be extended for an additional five years from the date the Merger closes. The Stockholder Agreement, which will remain in place after the Merger, provides that Bank of America will have thirty days from the closing of the Merger to elect to either sell common shares of BlackRock over time to reduce its voting ownership down to 24.9%, or exchange 100% of the common shares held by Merrill Lynch for non-voting participating preferred securities that are economically equivalent to BlackRock’s common shares and automatically become common shares upon transfer to unaffiliated persons in accordance with the terms of the Stockholder Agreement. Any sales by Bank of America would be subject to the transfer restrictions contained in the Stockholder Agreement, which include the requirement that transfers generally not result in the beneficial ownership, by any person, of more than 5% of the Company’s outstanding voting securities. BlackRock would also have a right of last refusal over private sales.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except per share data)

(unaudited)

The following table summarizes BlackRock’s performance for each of the three months ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine months ended September 30, 2008 and 2007. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

	Three Months Ended			Variance vs.
	September 30,		June 30,	September 30, 2007		June 30, 2008
	2008	2007	2008	Amount	%	Amount	%
GAAP basis:
Total revenue	$1,313,220	$1,298,079	$1,386,951	$15,141	1%	$(73,731)	(5)%
Total expenses	$859,684	$1,026,361	$981,961	$(166,677)	(16)%	$(122,277)	(13)%
Operating income	$453,536	$271,718	$404,990	$181,818	67%	$48,546	12%
Operating margin	34.5%	20.9%	29.2%
Net income	$217,726	$255,200	$274,058	$(37,474)	(15)%	$(56,332)	(21)%
Diluted earnings per share (d)	$1.62	$1.94	$2.05	$(0.32)	(17)%	$(0.43)	(21)%

As adjusted:
Operating income(a)	$431,330	$421,517	$447,166	$9,813	2%	$(15,836)	(4)%
Operating margin (a)	38.4%	37.7%	37.9%
Non-operating income (expense), net of non-controlling interests (b)	$(79,212)	$47,357	$(8,288)	$(126,569)	(267)%	$(70,924)	NM
Net income(c)	$228,877	$300,079	$285,271	$(71,202)	(24)%	$(56,394)	(20)%
Diluted earnings per share(c) (d)	$1.71	$2.29	$2.14	$(0.58)	(25)%	$(0.43)	(20)%

Other:
Weighted average diluted shares outstanding (d)	134,012,819	131,316,455	133,526,713	2,696,364	2%	486,106	0%
Assets under management ($ in millions)	$1,258,598	$1,299,556	$1,427,543	$(40,958)	(3)%	$(168,945)	(12)%

	Nine Months Ended September 30,		Variance
	2008	2007	Amount	%
GAAP basis:
Total revenue	$4,000,310	$3,400,476	$599,834	18%
Total expenses	$2,746,094	$2,574,528	$171,566	7%
Operating income	$1,254,216	$825,948	$428,268	52%
Operating margin	31.4%	24.3%
Net income	$733,455	$672,832	$60,623	9%
Diluted earnings per share (d)	$5.49	$5.12	$0.37	7%

As adjusted:
Operating income(a)	$1,290,911	$1,029,423	$261,568	25%
Operating margin(a)	38.0%	36.9%
Non-operating income (expense), net of non-controlling interests (b)	$(110,592)	$136,116	$(246,708)	(181)%
Net income(c)	$767,208	$745,945	$21,263	3%
Diluted earnings per share(c) (d)	$5.75	$5.67	$0.08	1%

Other:
Weighted average diluted shares outstanding (d)	133,500,644	131,534,188	1,966,456	1%

NM=Not meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Certain prior period non-GAAP data has been reclassified to conform to the current presentation. Computations for all periods are derived from the Company’s condensed consolidated statements of income as follows:

(a) Operating income, as adjusted and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain transactions deemed non-recurring by management or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Operating income used for operating margin measurement, equals operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Operating margin, as adjusted, equals operating income used for operating margin measurement, divided by revenue used for operating margin measurement, as indicated in the table below.

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2008	2007	2008	2008	2007
Operating income, GAAP basis	$453,536	$271,718	$404,990	$1,254,216	$825,948
Non-GAAP adjustments:
Termination of closed-end fund administration and servicing agreement	—	128,114	—	—	128,114
PNC LTIP funding obligation	14,655	13,613	14,751	44,427	39,589
Merrill Lynch compensation contribution	2,500	2,500	2,500	7,500	7,500
MLIM integration costs	—	6,139	—	—	19,278
Quellos integration costs	—	140	—	—	140
Compensation expense related to (depreciation) appreciation on deferred compensation plans	(39,361)	(707)	24,925	(15,232)	8,854

Operating income, as adjusted	431,330	421,517	447,166	1,290,911	1,029,423
Closed-end fund launch costs	—	1,875	5,388	9,127	34,828
Closed-end fund launch commissions	—	264	—	164	5,958

Operating income used for operating margin measurement	$431,330	$423,656	$452,554	$1,300,202	$1,070,209

Revenue, GAAP basis	$1,313,220	$1,298,079	$1,386,951	$4,000,310	$3,400,476
Non-GAAP adjustments:
Portfolio administration and servicing costs	(150,259)	(138,850)	(153,618)	(459,615)	(401,014)
Amortization of deferred mutual fund sales commissions	(33,857)	(28,763)	(33,422)	(97,487)	(79,034)
Reimbursable property management compensation	(6,218)	(7,218)	(6,341)	(18,678)	(20,525)

Revenue used for operating margin measurement	$1,122,886	$1,123,248	$1,193,570	$3,424,530	$2,899,903

Operating margin, GAAP basis	34.5%	20.9%	29.2%	31.4%	24.3%

Operating margin, as adjusted	38.4%	37.7%	37.9%	38.0%	36.9%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Operating income, as adjusted:

The expense related to the termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from operating income, as adjusted, as the termination of the arrangements is deemed non-recurring by management. The portion of expense associated with certain Long-Term Incentive Plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs consist principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with the integration, which were reflected in GAAP operating income. Integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are more representative of the operating performance for the respective periods. Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments directed for these plans are reported in non-operating income.

Operating margin, as adjusted:

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Management believes that excluding such costs and commissions is useful because such costs can fluctuate considerably and revenues associated with the expenditure of such costs will not fully impact the Company’s results until future periods.

Revenue used for operating margin, as adjusted, excludes portfolio administration and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful because the Company receives offsetting revenue for these services. Amortization of deferred mutual fund sales commissions are excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represents compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). These employees are retained on Metric’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock.

(b) Non-operating income (expense), net of non-controlling interests, as adjusted:

Non-operating income (expense), net of non-controlling interests, as adjusted, equals non-operating income (expense), GAAP basis, net of non-controlling interests, GAAP basis, adjusted for compensation expense associated with depreciation (appreciation) on assets related to certain BlackRock deferred compensation plans, which is recorded in operating income. This compensation expense has been included in non-operating income (expense), net of non-controlling interests, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2008	2007	2008	2008	2007
Non-operating income (expense), GAAP basis	$(139,684)	$128,189	$(3,263)	$(161,475)	$499,639
Non-controlling interests, GAAP basis	(21,111)	81,539	(19,900)	(35,651)	354,669

Non-operating income (expense), net of non-controlling interests	(118,573)	46,650	16,637	(125,824)	144,970
Compensation expense related to depreciation (appreciation) on deferred compensation plans	39,361	707	(24,925)	15,232	(8,854)

Non-operating income (expense), net of non-controlling interests, as adjusted	$(79,212)	$47,357	$(8,288)	$(110,592)	$136,116

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

(b) Non-operating income (expense), net of non-controlling interests, as adjusted (continued):

Management believes that non-operating income (expense), as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As the compensation expense, which is included in operating income, offsets the gain/(loss) on the investments associated with the expense, management believes that non-operating income (expense), net of non controlling interests, as adjusted, provides useful disclosure to investors.

(c) Net income, as adjusted:

Net income, as adjusted, equals net income, GAAP basis, adjusted for significant non-recurring items as well as charges which ultimately will not impact BlackRock’s book value

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2008	2007	2008	2008	2007
Net income, GAAP basis	$217,726	$255,200	$274,058	$733,455	$672,832
Non-GAAP adjustments, net of tax:
Termination of closed-end fund administration and servicing arrangements	—	81,993	—	—	81,993
PNC LTIP funding obligation	9,526	8,712	9,588	28,878	25,337
Merrill Lynch compensation contribution	1,625	1,600	1,625	4,875	4,800
MLIM integration costs	—	3,929	—	—	12,338
Quellos integration costs	—	90	—	—	90
Corporate income tax reductions	—	(51,445)	—	—	(51,445)

Net income, as adjusted	$228,877	$300,079	$285,271	$767,208	$745,945

Diluted weighted average shares outstanding (d)	134,012,819	131,316,455	133,526,713	133,500,644	131,534,188

Diluted earnings per share, GAAP basis (d)	$1.62	$1.94	$2.05	$5.49	$5.12

Diluted earnings per share, as adjusted (d)	$1.71	$2.29	$2.14	$5.75	$5.67

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from net income, as adjusted and diluted earnings per share as adjusted, as the termination of the arrangements is deemed non-recurring by management. The portion of the LTIP expense associated with awards that will be funded through the distribution to participants of shares of BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. MLIM and Quellos integration costs reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods. Integration costs consist principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with the integration. The United Kingdom and Germany, during third quarter 2007, enacted legislation reducing corporate income taxes, effective in April and January of 2008, respectively, which resulted in a revaluation of certain deferred tax liabilities. The resulting decrease in income taxes has been excluded from net income, as adjusted, as it is non-recurring and to ensure comparability to current reporting periods.

(d) Series A non-voting participating preferred stock is considered to be common stock for purposes of earnings per share calculations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan, Hong Kong and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products to a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The Merrill Lynch International Investment Funds, the primary retail fund group offered outside the United States, was rebranded in April 2008 as the BlackRock Global Funds (“BGF”). BGF is authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes a significant amount of its products and services through Merrill Lynch under a Global Distribution Agreement, which was amended and restated in July 2008, to among other things provide for an extension which runs through September 29, 2013. See Note 8, Related Party Transactions, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing for further discussion.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees, based upon relative and/or absolute performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time or when investment performance exceeds certain contractual thresholds. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings.

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

Overview (continued)

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs include payments made to Merrill Lynch-affiliated entities under the Global Distribution Agreement and to PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Assets Under Management

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

	September 30,	June 30,	September 30, 2007	Variance
				Quarter to Quarter	Year to Year
	2008
Fixed income	$502,066	$527,186	$509,750	(5)%	(2)%
Equity and balanced	351,428	435,676	454,162	(19)%	(23)%
Cash management	290,692	344,944	290,748	(16)%	(0)%
Alternative investments products	71,308	76,103	44,896	(6)%	59%

Sub Total	1,215,494	1,383,909	1,299,556	(12)%	(6)%
Advisory[1]	43,104	43,634	—	(1)%	NM

Total	$1,258,598	$1,427,543	$1,299,556	(12)%	(3)%

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM decreased approximately $168.9 billion, or 12%, to $1.259 trillion at September 30, 2008, compared to $1.428 trillion at June 30, 2008. The decline in AUM was attributable to $88.3 billion in net market depreciation, $59.9 billion in net redemptions and $20.7 billion in foreign exchange losses. Net market depreciation of $88.3 billion included $69.1 billion of depreciation in equity and balanced assets, due to a decline in global equity markets, primarily in sector funds which include natural resources funds and $14.9 billion in fixed income. Net redemptions of $59.9 billion for the three months ended September 30, 2008 was the result of net redemptions of $53.5 billion in prime money market funds and securities lending portfolios, the majority of which occurred toward the end of the quarter, $4.2 billion in fixed income products primarily related to net outflows in targeted duration products partially offset by net inflows in sector specific, global and international products, $2.5 billion in equity and balanced products and $0.7 billion in advisory liquidation assignments, partially offset by $1.0 billion of net inflows in alternative investment products. The $20.7 billion reduction in AUM from foreign exchange was across all asset classes due to the strengthening of the U.S. dollar, which resulted in foreign exchange translation from converting non-dollar denominated AUM into U.S. dollars.

AUM decreased approximately $41.0 billion, or 3%, to $1.259 trillion at September 30, 2008, compared with $1.3 trillion at September 30, 2007. The decline in AUM was attributable to $120.1 billion in net market depreciation and $12.0 billion in foreign exchange losses, partially offset by $69.3 billion in net subscriptions and $21.9 billion acquired in the Quellos Transaction. Market depreciation of $120.1 billion was primarily due to the depreciation in equity and balanced assets of $109.2 billion, as equity markets declined during the twelve months ended September 30, 2008 and depreciation on fixed income products of $8.1 billion. The $12.0 billion reduction in AUM from foreign exchange was across all asset classes due to the strengthening of the U.S. dollar which resulted in foreign exchange translation from converting non-dollar denominated AUM into U.S. dollars. Net subscriptions of $69.3 billion for the twelve months ended September 30, 2008 were attributable to net new business of $42.9 billion in advisory liquidation assignments, $14.0 billion in equity and balanced products primarily related to asset allocation products, $9.5 billion in alternative products and $3.6 billion in fixed income products, partially offset by $0.8 billion of net outflows in cash management products.

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Quarter Ended September 30, 2008

(Dollar amounts in millions)

	June 30, 2008	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign exchange [1]	September 30, 2008
Fixed income	$527,186	$(4,211)	$(14,918)	$(5,991)	$502,066
Equity and balanced	435,676	(2,494)	(69,057)	(12,697)	351,428
Cash management	344,944	(53,477)	288	(1,063)	290,692
Alternative investment products	76,103	973	(4,805)	(963)	71,308

Sub Total	1,383,909	(59,209)	(88,492)	(20,714)	1,215,494
Advisory[2]	43,634	(700)	170	—	43,104

Total	$1,427,543	$(59,909)	$(88,322)	$(20,714)	$1,258,598

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the nine months ended September 30, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Nine Months Ended September 30, 2008

(Dollar amounts in millions)

	December 31, 2007	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign exchange [1]	September 30, 2008
Fixed income	$513,020	$9,586	$(17,181)	$(3,359)	$502,066
Equity and balanced	459,182	3,150	(103,411)	(7,493)	351,428
Cash management	313,338	(22,934)	1,050	(762)	290,692
Alternative investment products	71,104	5,804	(5,041)	(559)	71,308

Sub Total	1,356,644	(4,394)	(124,583)	(12,173)	1,215,494
Advisory[2]	—	42,934	170	—	43,104

Total	$1,356,644	$38,540	$(124,413)	$(12,173)	$1,258,598

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended September 30, 2008.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended September 30, 2008

(Dollar amounts in millions)

	September 30, 2007	Net subscriptions (redemptions)	Acquisition [1]	Market appreciation (depreciation)	Foreign exchange [2]	September 30, 2008
Fixed income	$509,750	$3,609	$—	$(8,139)	$(3,154)	$502,066
Equity and balanced	454,162	13,964	—	(109,157)	(7,541)	351,428
Cash management	290,748	(753)	—	1,437	(740)	290,692
Alternative investment products	44,896	9,511	21,868	(4,382)	(585)	71,308

Sub Total	1,299,556	26,331	21,868	(120,241)	(12,020)	1,215,494
Advisory[3]	—	42,934	—	170	—	43,104

Total	$1,299,556	$69,265	$21,868	$(120,071)	$(12,020)	$1,258,598

[1]	Data reflects net assets acquired in the Quellos Transaction on October 1, 2007.
[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[3]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007

Revenue

(Dollar amounts in thousands)	Three Months Ended September 30,		Variance
	2008	2007	Amount	%
Investment advisory and administration fees:
Fixed income	$230,228	$230,373	$(145)	(0)%
Equity and balanced	540,019	580,302	(40,283)	(7)%
Cash management	176,615	128,381	48,234	38%
Alternative investment products	137,539	87,374	50,165	57%

Investment advisory and administration base fees	1,084,401	1,026,430	57,971	6%
Fixed income	—	730	(730)	(100)%
Equity and balanced	9,116	15,425	(6,309)	(41)%
Alternative investment products	45,564	133,227	(87,663)	(66)%

Investment advisory performance fees	54,680	149,382	(94,702)	(63)%

Total investment advisory and administration fees	1,139,081	1,175,812	(36,731)	(3)%

BlackRock Solutions	112,593	47,683	64,910	136%
Distribution fees	34,229	32,310	1,919	6%
Other revenue	27,317	42,274	(14,957)	(35)%

Total revenue	$1,313,220	$1,298,079	$15,141	1%

Total revenue for the three months ended September 30, 2008 increased $15.1 million, or 1%, to $1,313.2 million, compared with $1,298.1 million for the three months ended September 30, 2007. The $15.1 million increase was primarily the result of a $64.9 million increase in BlackRock Solutions, partially offset by decreases of $36.7 million in total investment advisory and administration fees and $15.0 million of other revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The decrease in investment advisory and administration fees of $36.7 million, was the result of a decrease of $94.7 million in performance fees offset by an increase in investment advisory and administration base fees of $58.0 million, or 6%, to $1,084.4 million for the three months ended September 30, 2008, compared with $1,026.4 million for the three months ended September 30, 2007.

The increase in investment advisory and administration base fees of $58.0 million for the three months ended September 30, 2008, compared with the three months ended September 30, 2007 consisted of base fee increases of $50.2 million in alternative investment products and $48.2 million in cash management products, partially offset by a $40.3 million decline in base fees in equity and balanced products. The increase in investment advisory and administration base fees was driven by an increase in average AUM for cash management products and an increase in AUM in alternative products primarily due to the impact of the AUM acquired in the Quellos Transaction. The decrease in base fees of $40.3 million in equity and balanced products was due to a decline in AUM as a result of market depreciation over the twelve month period ended September 30, 2008.

Investment advisory performance fees decreased $94.7 million to $54.7 million for the three months ended September 30, 2008, compared to $149.4 million for the three months ended September 30, 2007, primarily as a result of market effects on alternative products, including real estate funds, fixed income hedge funds and energy and natural resources hedge funds, with absolute performance return measures.

BlackRock Solutions

BlackRock Solutions revenue of $112.6 million for the quarter ended September 30, 2008 increased $64.9 million, or 136%, compared with the quarter ended September 30, 2007. The increase in BlackRock Solutions revenue was primarily the result of additional advisory assignments and Aladdin® assignments. A portion of the revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignments.

Other Revenue

Other revenue of $27.3 million for the quarter ended September 30, 2008 decreased $15.0 million, or 35%, compared with the quarter ended September 30, 2007. Other revenue represents property management fees of $9.0 million earned on real estate products (primarily related to reimbursement of the salaries and benefits of certain Metric employees from certain real estate products), net interest related to securities lending of $5.5 million, unit trust sales commissions of $4.9 million and $7.9 million of other revenue.

The decrease in other revenue of $15.0 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was the result of a $13.6 million decrease from other advisory service fees earned in third quarter 2007 and a $1.2 million decrease in property management fees.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Expenses

(Dollar amounts in thousands)	Three Months Ended September 30,		Variance
	2008	2007	Amount	%
Expenses:
Employee compensation and benefits	$468,094	$499,742	$(31,648)	(6)%
Portfolio administration and servicing costs	150,259	138,850	11,409	8%
Amortization of deferred mutual fund sales commissions	33,857	28,763	5,094	18%
General and administration	170,917	199,807	(28,890)	(15)%
Termination of closed-end fund administration and servicing arrangements	—	128,114	(128,114)	(100)%
Amortization of intangible assets	36,557	31,085	5,472	18%

Total expenses	$859,684	$1,026,361	$(166,677)	(16)%

Total expenses decreased $166.7 million, or 16%, to $859.7 million for the three months ended September 30, 2008, compared with $1,026.4 million for the three months ended September 30, 2007. The decrease was attributable to the impact of a one-time expense in the three months ended September 30, 2007, of $128.1 million associated with the termination of certain closed-end fund administration and servicing arrangements and decreases in employee compensation and benefits of $31.6 million and general and administration of $28.9 million, partially offset by increases in portfolio administration and servicing costs of $11.4 million, amortization of finite-lived intangible assets of $5.5 million and amortization of deferred mutual fund sales commissions of $5.1 million. Expenses for the three months ended September 30, 2007 also included $6.3 million of MLIM and Quellos integration costs recorded in general and administration expenses.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased by $31.6 million, or 6%, to $468.1 million for the three months ended September 30, 2008, compared to $499.7 million for the three months ended September 30, 2007. The decrease in employee compensation and benefits expense was primarily due to a decline in incentive compensation of $22.3 million and a decrease in deferred compensation of $37.4 million, partially offset by a $28.1 million increase in salaries, benefits and other employee compensation. The $22.3 million decrease in incentive compensation was primarily attributable to lower incentives associated with lower performance fees earned on the Company’s alternative investment products, partially offset by an increase in stock-based compensation primarily due to additional grants of stock awards in the first quarter 2008. Deferred compensation decreased $37.4 million, due to depreciation on assets related to certain deferred compensation plans, which is substantially offset by losses on certain investments included in non-operating income. The increase of $28.1 million in salaries, benefits and other employee compensation was primarily due to increased staff (including the increase in staff associated with the Quellos Transaction). Full time employees (including employees of Metric) at September 30, 2008 totaled 6,262 as compared to 5,613 at September 30, 2007.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $11.4 million to $150.3 million for the three months ended September 30, 2008, compared to $138.9 million for the three months ended September 30, 2007. These costs include payments to Merrill Lynch under the Global Distribution Agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $11.4 million increase relates primarily to higher levels of average AUM in cash management products.

Portfolio administration and servicing costs for the three months ended September 30, 2008 included $117.9 million of costs attributable to Merrill Lynch and affiliates and $7.2 million of costs attributable to PNC and affiliates as compared to $116.6 million and $6.3 million, respectively, in the three months ended September 30, 2007. Portfolio administration and servicing costs paid to other non-related third parties increased $9.7 million compared to the three months ended September 30, 2007 as a result of an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions increased by $5.1 million to $33.9 million for the three months ended September 30, 2008, as compared to $28.8 million for the three months ended September 30, 2007. The increase in amortization of deferred mutual fund sales commissions was primarily the result of higher sales of certain share classes of open-ended funds.

General and Administration Expense

(Dollar amounts in thousands)	Three Months Ended September 30,		Variance
	2008	2007	Amount	%
General and administration expense:
Portfolio services	$41,372	$43,844	$(2,472)	(6)%
Marketing and promotional	40,557	35,146	5,411	15%
Occupancy	34,421	34,506	(85)	0%
Technology	31,575	28,547	3,028	11%
Professional services	17,866	22,182	(4,316)	(20)%
Closed-end fund launch costs	—	1,875	(1,875)	(100)%
Other general and administration	5,126	33,707	(28,581)	(85)%

Total general and administration expense	$170,917	$199,807	$(28,890)	(15)%

General and administration expenses decreased $28.9 million, or 15%, for the three months ended September 30, 2008 compared with the three months ended September 30, 2007. Marketing and promotional expense increased $5.4 million, or 15%, primarily related to higher promotional expenses. Professional services decreased $4.3 million, or 20%, to $17.9 million compared to $22.2 million for the three months ended September 30, 2007 primarily due to decreased consulting costs related to the MLIM integration in 2007. Closed-end fund launch costs decreased $1.9 million as compared to the three months ended September 30, 2007 due to no new funds launched during the three months ended September 30, 2008, as compared to one closed-end fund launched during the three months ended September 30, 2007, which generated $235 million in AUM. Other general and administration expense decreased $28.6 million, or 85%, to $5.1 million, primarily related to a $26.7 million decline in foreign currency remeasurement costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Expenses (continued)

Termination of Closed-End Fund Administration and Servicing Arrangement

For the three months ended September 30, 2007, BlackRock recorded a one-time expense of $128.1 million related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Amortization of Intangible Assets

The $5.5 million increase in amortization of intangible assets to $36.6 million for the three months ended September 30, 2008, compared to $31.1 million for the three months ended September 30, 2007, primarily reflects amortization of finite-lived intangible assets acquired in the Quellos Transaction.

Non-Operating Income (Expense), Net of Non-Controlling Interests

Non-operating income, net of non-controlling interests, for the three months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Total non-operating income (expense)	$(139,684)	$128,189	$(267,873)	(209)%
Non-controlling interests	21,111	(81,539)	102,650	126%

Total non-operating income (expense), net of non-controlling interests	$(118,573)	$46,650	$(165,223)	(354)%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Non-Operating Income, Net of Non-Controlling Interests (continued)

The components of non-operating income (expense), net of non-controlling interests, for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Non-operating income (expense), net of non-controlling interests:
Net gain (loss) on investments, net of non-controlling interests:
Private equity	$(3,724)	$12,413	$(16,137)	(130)%
Real estate	(13,427)	26,915	(40,342)	(150)%
Hedge funds/funds of hedge funds	(66,008)	(4,154)	(61,854)	NM
Investments related to deferred compensation plans	(39,361)	(707)	(38,654)	NM
Other investments[1]	1,078	1,889	(811)	(43)%

Total net gain (loss) on investments, net of non-controlling interests	(121,442)	36,356	(157,798)	(434)%
Interest and dividend income	19,605	20,109	(504)	(3)%
Interest expense	(16,736)	(9,815)	(6,921)	71%

Total non-operating income (expense), net of non-controlling interests	(118,573)	46,650	(165,223)	(354)%
Compensation expense related to depreciation on deferred compensation plans	39,361	707	38,654	NM

Non-operating income (expense), net of non-controlling interests, as adjusted	$(79,212)	$47,357	$(126,569)	(267)%

NM – Not Meaningful

[1]	Includes net gain/(loss) related to equity and fixed income investments, collateralized debt obligations (“CDOs”) and BlackRock’s seed capital hedging program.

Non-operating expense, net of non-controlling interests, decreased $165.2 million to $118.6 million for the quarter ended September 30, 2008, compared to $46.7 million of non-operating income, net of non-controlling interests, for the quarter ended September 30, 2007. The decrease in net non-operating income of $165.2 million primarily reflects declines in valuations of co-investments and seed investments in private equity, real estate and hedge funds/funds of hedge funds products, which includes a decline of $47.7 million in valuations related to distressed credit products, and a $38.7 million decline in valuations of investments related to deferred compensation plans. In addition, net interest income decreased $7.4 million compared to third quarter 2007 due primarily to incremental interest expense related to the issuance of long-term debt in September 2007.

Income Taxes

Income tax expense was $117.2 million and $63.2 million for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rate was 35.0% for the three months ended September 30, 2008 compared to 19.8% for the three months ended September 30, 2007. The increase was primarily the result of a one-time tax benefit of $51.4 million recognized in 2007 due to tax legislation changes enacted in the third quarter 2007 in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Operating Income

Operating income totaled $453.5 million for the three months ended September 30, 2008 which was an increase of $181.8 million compared to the three months ended September 30, 2007. Operating income for the quarter ended September 30, 2007 included the impact related to the termination of certain closed-end fund servicing and administration arrangements of $128.1 million while operating income for the quarter ended September 30, 2008 included the impact of a $39.4 million reduction of compensation expense related to depreciation on certain deferred compensation plans.

Operating income, as adjusted, totaled $431.3 million for the three months ended September 30, 2008 which was an increase of $9.8 million compared to the three months ended September 30, 2007. Operating income, as adjusted, for the quarter ended September 30, 2008 as compared to the three months ended September 30, 2007 includes the impact of a $26.7 million decline in foreign currency remeasurement costs.

Operating Margin

The Company’s operating margin was 34.5% for the three months ended September 30, 2008, compared to 20.9% for the three months ended September 30, 2007. Operating margin for the three months ended September 30, 2007 included the impact of a $128.1 million expense for the termination of certain closed-end fund administration and servicing arrangements, $6.3 million of MLIM and Quellos integration costs and $2.1 million of closed-end fund launch costs and commissions. Operating margin for the three months ended September 30, 2008 included the impact of a $38.7 million reduction in compensation expense related to depreciation on assets related to certain deferred compensation plans and a $5.5 million increase in amortization of finite-lived intangible assets acquired in the Quellos Transaction.

Operating margin, as adjusted, was 38.4% and 37.7% for the three months ended September 30, 2008 and 2007, respectively. The improvement in margin primarily reflects the impact of a reduction in certain general and administration expenses, including the $26.7 million decline in foreign currency remeasurement costs. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007 (continued)

Net Income

The components of net income and net income, as adjusted, for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Variance %
	2008	2007	2008	2007
	GAAP	GAAP	As adjusted	As adjusted
Operating income	$453,536	$271,718	$431,330	$421,517	2%
Non-operating income (expense), net of non-controlling interests	(118,573)	46,650	(79,212)	47,357	(267)%
Income tax expense	(117,237)	(63,168)	(123,241)	(168,795)	(27)%

Net income	$217,726	$255,200	$228,877	$300,079	(24)%

Diluted earnings per share	$1.62	$1.94	$1.71	$2.29	(25)%

Net income totaled $217.7 million, or $1.62 per diluted share, for the three months ended September 30, 2008, a decrease of $37.5 million, or $0.32 per diluted share, compared to the three months ended September 30, 2007. Net income for the quarter ended September 30, 2008 included the after-tax expense of the portion of certain LTIP awards that will be funded through a capital contribution of BlackRock common stock held by PNC and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees of $9.5 million and $1.6 million, respectively.

Net income of $255.2 million, or $1.94 per diluted share, for the three months ended September 30, 2007 included the after-tax impact related to the termination of certain closed-end fund servicing and administration arrangements of $82.0 million, the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock common stock held by PNC of $8.7 million, MLIM and Quellos integration costs of $4.0 million and an expected contribution by Merrill Lynch of $1.6 million to fund certain compensation of former MLIM employees. In addition, net income for the three months ended September 30, 2007 included a $51.4 million one-time reduction in income tax expense as a result of enacted legislation in the United Kingdom and Germany to reduce corporate income tax rates.

Exclusive of these items in both periods, diluted earnings per share, as adjusted, for the three months ended September 30, 2008 decreased $0.58, or 25%, to $1.71 compared to the three months ended September 30, 2007. Diluted earnings per share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Revenue

	Nine Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Investment advisory and administration fees:
Fixed income	$685,779	$670,411	$15,368	2%
Equity and balanced	1,743,957	1,579,786	164,171	10%
Cash management	534,674	363,168	171,506	47%
Alternative investment products	414,226	237,185	177,041	75%

Investment advisory and administration base fees	3,378,636	2,850,550	528,086	19%
Fixed income	1,716	3,350	(1,634)	(49)%
Equity and balanced	76,621	31,466	45,155	144%
Alternative investment products	74,965	162,702	(87,737)	(54)%

Investment advisory performance fees	153,302	197,518	(44,216)	(22)%

Total investment advisory and administration fees	3,531,938	3,048,068	483,870	16%

BlackRock Solutions	271,959	136,293	135,666	100%
Distribution fees	103,231	89,997	13,234	15%
Other revenue	93,182	126,118	(32,936)	(26)%

Total revenue	$4,000,310	$3,400,476	$599,834	18%

Total revenue for the nine months ended September 30, 2008 increased $599.8 million, or 18%, to $4,000.3 million, compared with $3,400.5 million for the nine months ended September 30, 2007. The $599.8 million increase was primarily the result of a $483.9 million increase in total investment advisory and administration fees and a $135.7 million increase in BlackRock Solutions, partially offset by a decrease of $32.9 million in other revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Revenue (continued)

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $483.9 million, or 16%, was the result of an increase in investment advisory and administration base fees of $528.1 million, or 19%, to $3,378.6 million for the nine months ended September 30, 2008, compared with $2,850.6 million for the nine months ended September 30, 2007, partially offset by a decrease of $44.2 million in investment advisory performance fees.

The increase in investment advisory and administration base fees of $528.1 million for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, consisted of increases in base fees of $177.0 million in alternative investment products, $171.5 million in cash management products, $164.2 million in equity and balanced products and $15.4 million in fixed income products. Investment advisory and administration base fees increased for the nine months ended September 30, 2008 primarily as a result of increased average AUM for all asset classes for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Investment advisory performance fees decreased by $44.2 million, or 22%, to $153.3 million for the nine months ended September 30, 2008, as compared to $197.5 million for the nine months ended September 30, 2007, primarily as a result of lower investment advisory performance fees earned on other alternative investment products including fixed income hedge funds and real estate funds, partially offset by an increase in international equity products.

BlackRock Solutions

BlackRock Solutions revenue of $272.0 million for the nine months ended September 30, 2008 increased $135.7 million, or nearly 100%, compared with the nine months ended September 30, 2007. The increase in BlackRock Solutions revenue was primarily the result of additional advisory assignments and Aladdin® assignments during the period. A portion of the revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees increased by $13.2 million to $103.2 million for the nine months ended September 30, 2008, as compared to $90.0 million for the nine months ended September 30, 2007. The increase in distribution fees is primarily due to the acquisition of distribution financing arrangements from PNC in second quarter 2007, which resulted in the Company receiving distribution fees from such arrangements.

Other Revenue

Other revenue of $93.2 million for the nine months ended September 30, 2008 decreased $32.9 million, or 26%, compared with the nine months ended September 30, 2007. Other revenue represents property management fees of $27.1 million earned on real estate products (primarily related to reimbursement of the salaries and benefits of certain Metric employees from certain real estate products), net interest related to securities lending of $23.1 million, unit trust sales commissions of $18.8 million and $24.2 million of other revenue.

The decrease in other revenue of $32.9 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was primarily the result of a decrease in fees earned for fund accounting services of $15.5 million, a $13.6 million decline in other advisory service fees earned in third quarter 2007 and a $5.6 million decline in unit trust sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Expenses:
Employee compensation and benefits	$1,488,997	$1,255,817	$233,180	19%
Portfolio administration and servicing costs	459,615	401,014	58,601	15%
Amortization of deferred mutual fund sales commissions	97,487	79,034	18,453	23%
General and administration	590,297	617,356	(27,059)	(4)%
Termination of closed-end fund administration and servicing arrangements	—	128,114	(128,114)	(100)%
Amortization of intangible assets	109,698	93,193	16,505	18%

Total expenses	$2,746,094	$2,574,528	$171,566	7%

Total expenses increased $171.6 million, or 7%, to $2,746.1 million for the nine months ended September 30, 2008, compared with $2,574.5 million for the nine months ended September 30, 2007. The increase was attributable to increases in employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions and amortization of intangible assets, offset by a one-time expense of $128.1 million related to the termination of certain closed-end fund administration and servicing arrangements in 2007 and a decrease in general and administration expenses. The nine months ended September 30, 2007, included $19.4 million of MLIM and Quellos integration costs, which were primarily recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $233.2 million, or 19%, to $1,489.0 million, at September 30, 2008, compared to $1,255.8 million for the nine months ended September 30, 2007. The increase in employee compensation and benefits expense was attributable to a $145.4 million increase in incentive compensation and a $105.4 million increase in salaries, benefits and other employee compensation, partially offset by a $17.6 million decrease in deferred compensation. The $145.4 million increase in incentive compensation was primarily attributable to higher operating income as well as an increase in stock-based compensation, primarily due to additional stock awards granted in the first quarter 2008. The increase of $105.4 million, or 19%, in salaries, benefits and other employee compensation was primarily due to increased staff (including the increase in staff associated with the fund of funds acquisition in 2007). Full time employees (including employees of Metric) at September 30, 2008 totaled 6,262 as compared to 5,613 at September 30, 2007. Deferred compensation decreased $17.6 million, primarily due to depreciation on assets related to certain deferred compensation plans, which is substantially offset by losses on certain investments included in non-operating income.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $58.6 million, or 15%, to $459.6 million for the nine months ended September 30, 2008, compared to $401.0 million for the nine months ended September 30, 2007. These costs include payments to Merrill Lynch under the Global Distribution Agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $58.6 million increase related primarily to higher levels of average AUM in cash management products.

Portfolio administration and servicing costs for the nine months ended September 30, 2008 included $357.9 million of costs attributable to Merrill Lynch and affiliates and $24.1 million of costs attributable to PNC and affiliates as compared to $333.8 million and $20.4 million, respectively, in the nine months ended September 30, 2007. Portfolio administration and servicing costs related to other non-related third parties increased $32.7 million as a result of an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions increased by $18.5 million to $97.5 million for the nine months ended September 30, 2008, as compared to $79.0 million for the nine months ended September 30, 2007. The increase in amortization of deferred mutual fund sales commissions was primarily the result of the acquisition of distribution financing arrangements from PNC in second quarter 2007 as well as higher sales in certain share classes of open-ended funds.

General and Administration Expense

	Nine Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
General and administration expense:
Portfolio services	$128,870	$119,567	$9,303	8%
Marketing and promotional	127,066	118,340	8,726	7%
Occupancy	102,154	96,175	5,979	6%
Technology	92,729	90,189	2,540	3%
Professional services	58,735	67,653	(8,918)	(13)%
Closed-end fund launch costs	9,127	34,828	(25,701)	(74)%
Other general and administration	71,616	90,604	(18,988)	(21)%

Total general and administration expense	$590,297	$617,356	$(27,059)	(4)%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Expenses (continued)

General and Administration Expense (continued)

General and administration expenses decreased $27.1 million, or 4%, for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. Portfolio services costs increased by $9.3 million to $128.9 million, or 8%, primarily as a result of the Company incurring additional market data costs and expense reimbursements related to certain funds. Marketing and promotional expenses increased $8.7 million, or 7%, primarily due to increases in promotional expenses. Occupancy expenses increased $6.0 million, or 6%, to $102.2 million compared to $96.2 million for the nine months ended September 30, 2007 as a result of expansion of offices worldwide (including the impact of the Quellos Transaction). Professional services decreased $8.9 million, or 13%, to $58.7 million compared to $67.7 million for the nine months ended September 30, 2007 primarily due to decreased consulting costs related to the MLIM integration in 2007. Closed-end funds launch costs decreased $25.7 million as compared to the nine months ended September 30, 2007 due to three closed-end funds launched during the nine months ended September 30, 2007, which generated approximately $3.0 billion in AUM as compared to two closed-end funds launched in the nine months ended September 30, 2008, which generated approximately $400 million in AUM. Other general and administration costs decreased by $19.0 million, or 21%, to $71.6 million from $90.6 million, primarily related to a $22.6 million decrease in foreign currency remeasurement costs.

Termination of Closed-End Fund Administration and Servicing Arrangements

For the nine months ended September 30, 2007, BlackRock recorded a one-time expense of $128.1 million, related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Amortization of Intangible Assets

The $16.5 million increase in amortization of intangible assets to $109.7 million for the nine months ended September 30, 2008, compared to $93.2 million for the nine months ended September 30, 2007, primarily reflects amortization of finite-lived intangible assets acquired in the Quellos Transaction.

Non-Operating Income, Net of Non-Controlling Interests

Non-operating income, net of non-controlling interests, for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Total non-operating income	$(161,475)	$499,639	$(661,114)	(132)%
Non-controlling interests	35,651	(354,669)	390,320	110%

Total non-operating income, net of non-controlling interests	$(125,824)	$144,970	$(270,794)	(187)%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Non-Operating Income, Net of Non-Controlling Interests (continued)

The components of non-operating income, net of non-controlling interests, for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,		Variance
(Dollar amounts in thousands)	2008	2007	Amount	%
Non-operating income, net of non-controlling interests:
Net gain (loss) on investments, net of non-controlling interests:
Private equity	$6,033	$55,315	$(49,282)	(89)%
Real estate	(35,359)	29,372	(64,731)	(220)%
Hedge funds/funds of hedge funds	(69,722)	12,567	(82,289)	NM
Investments related to deferred compensation plans	(15,232)	8,854	(24,086)	(272)%
Other investments[1]	(11,915)	17,681	(29,596)	(167)%

Total net gain (loss) on investments, net of non-controlling interests	(126,195)	123,789	(249,984)	(202)%
Other non-controlling interest[2]	(662)	—	(662)	NM
Interest and dividend income	51,868	52,204	(336)	(1)%
Interest expense	(50,835)	(31,023)	(19,812)	64%

Total non-operating income, net of non-controlling interests	(125,824)	144,970	(270,794)	(187)%
Compensation expense related to depreciation (appreciation) on deferred compensation plans	15,232	(8,854)	24,086	272%

Non-operating income (expense), net of non-controlling interests, as adjusted	$(110,592)	$136,116	$(246,708)	(181)%

NM – Not Meaningful

[1]	Includes net gain/(loss) related to equity and fixed income investments, CDOs and BlackRock’s seed capital hedging program.
[2]	Includes non-controlling interest related to operating entities (non-investment activities).

Non-operating expense, net of non-controlling interests, decreased $270.8 million to $125.8 million for the nine months ended September 30, 2008, as compared to non-operating income, net of non-controlling interest of $145.0 million for the nine months ended September 30, 2007. The decrease in net non-operating income of $270.8 million primarily reflects declines in valuations or lower valuation gains from seed investments and co-investments in real estate funds, private equity and hedge funds/funds of hedge funds, which includes the impact of a $43.8 million decline in valuations of distressed credit products and a $24.1 million decline in valuations of investments related to deferred compensation plans. In addition, net interest income decreased $20.1 million primarily related to incremental interest expense related to the issuance of long-term debt in September 2007.

Income Taxes

Income tax expense was $394.9 million and $298.1 million for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rate for the nine months ended September 30, 2008 was 35.0%, as compared to 30.7% for the nine months ended September 30, 2007. The increase was primarily the result of a one-time tax benefit of $51.4 million recognized in 2007 due to tax legislation changes enacted in the third quarter 2007 in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Operating Income

Operating income totaled $1,254.2 million for the nine months ended September 30, 2008 which was an increase of $428.3 million compared to the nine months ended September 30, 2007. Operating income for the nine months ended September 30, 2007 included the impact related to the termination of certain closed-end fund servicing and administration arrangements of $128.1 million while operating income for the nine months ended September 30, 2008 included a $15.2 million reduction of compensation expense related to depreciation on certain deferred compensation plans.

Operating income, as adjusted, totaled $1,290.9 million for the nine months ended September 30, 2008 which was an increase of $261.5 million compared to the nine months ended September 30, 2007. Operating income, as adjusted, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 includes the impact of revenue growth, the Quellos Transaction and the impact of a $22.6 million decline in foreign currency remeasurement costs.

Operating Margin

The Company’s operating margin was 31.4% for the nine months ended September 30, 2008, compared to 24.3% for the nine months ended September 30, 2007. Operating margin for the nine months ended September 30, 2008 included the impact of a $16.5 million increase in amortization of finite-lived intangible assets due to the Quellos Transaction, a $15.2 million reduction in compensation expense related to depreciation on assets related to certain deferred compensation plans and $9.3 million of closed-end fund launch costs and commissions. Operating margin for the nine months ended September 30, 2007 included the impact of the $128.1 million expense for the termination of closed-end fund administration and servicing arrangements, $40.8 million of closed-end fund launch costs and commissions and $19.4 million of MLIM and Quellos integration costs.

Operating margin, as adjusted, was 38.0% and 36.9% for the nine months ended September 30, 2008 and 2007, respectively. The nine months ended September 30, 2008 operating margin, as adjusted, rose to 38.0% due to the impact of growth in revenue, a decrease in certain general and administration expenses offset by a $16.5 million increase in amortization of finite-lived intangible assets primarily associated with the Quellos Transaction. Operating margin, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Income

The components of net income and net income, as adjusted, for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,		Nine Months Ended September 30,		Variance %
	2008	2007	2008	2007
	GAAP	GAAP	As adjusted	As adjusted
Operating income	$1,254,216	$825,948	$1,290,991	$1,029,423	25%
Non-operating income (expense), net of non-controlling interests	(125,824)	144,970	(110,592)	136,116	(181)%
Income tax expense	(394,937)	(298,086)	(413,191)	(419,594)	(2)%

Net income	$733,455	$672,832	$767,208	$745,945	3%

Diluted earnings per share	$5.49	$5.12	$5.75	$5.67	1%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007 (continued)

Net Income (continued)

Net income totaled $733.5 million, or $5.49 per diluted share, for the nine months ended September 30, 2008, which was an increase of $60.6 million, or $0.37 per diluted share, compared to the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2008 included the after-tax expense of the portion of LTIP awards which will be funded through a capital contribution of BlackRock common stock held by PNC and an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees of $28.9 million and $4.9 million, respectively.

Net income of $672.8 million for the nine months ended September 30, 2007 included the after-tax impact related to the termination of certain closed-end fund administration and servicing arrangements of $82.0 million, the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock common stock held by PNC of $25.3 million, MLIM and Quellos integration costs of $12.4 million and an expected contribution by Merrill Lynch of $4.9 million to fund certain compensation of former MLIM employees. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51.4 million in income tax expense which is included in net income.

Exclusive of these items in both periods, diluted earnings per share, as adjusted, for the nine months ended September 30, 2008 increased $0.08, or 1%, to $5.75 compared to the nine months ended September 30, 2007. Diluted earnings per share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions’ products and services, mutual fund distribution fees and realized earnings and distributions on the Company’s investments. BlackRock primarily uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchases of investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

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

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows excluding the impact on cash flows of consolidated sponsored investment funds:

	Nine Months Ended September 30, 2008
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$1,156	$205	$951
Cash flows from investing activities	(371)	(26)	(345)
Cash flows from financing activities	(565)	(193)	(372)
Effect of exchange rate changes on cash and cash equivalents	(83)	—	(83)

Net change in cash and cash equivalents	137	(14)	151
Cash and cash equivalents, beginning of period	1,656	67	1,589

Cash and cash equivalents, end of period	$1,793	$53	$1,740

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds, at September 30, 2008 increased $151 million from December 31, 2007 primarily resulting from $951 million of cash inflows from operating activities, offset by $345 million of cash outflows from investing activities, $372 million of cash outflows from financing activities, and an $83 million decrease due to the effect of foreign exchange rates.

Cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, for the nine months ended September 30, primarily include the receipt of investment advisory and administration fees and other revenue offset by the payment of operating expenses incurred in the normal course of business. Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds, in the nine months ended September 30, 2008 included cash payments related to year end incentive compensation that is paid in the first quarter. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds, for the nine months ended September 30, 2008 primarily include net purchases of investments that are made to establish a performance track record, to co-invest with clients or to hedge exposure to certain deferred compensation plans. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds, for the nine months ended September 30, 2008 primarily include $313 million of payments for cash dividends and a net $100 million repayment of short-term borrowings.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its consolidated financial condition and funding to maintain appropriate liquidity for the business. Capital resources at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$1,793.3	$1,656.2
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(52.6)	(67.0)
Regulatory capital[2]	(215.7)	(217.4)
2007 credit facility – undrawn3 4	2,071.2	2,100.0

Committed access	$3,596.2	$3,471.8

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Partially met with cash and cash equivalents.
[3]	Net of outstanding letters of credit totaling $100 million.
[4]	Excludes $128.8 million of undrawn amounts related to Lehman Commercial Paper, Inc.

Investment/Loan Commitments

At September 30, 2008, the Company had $332.6 million of various capital commitments to fund sponsored investment funds. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

At September 30, 2008, the Company loaned approximately $142.8 million to a warehouse entity established for certain private equity funds of funds. At September 30, 2008, the Company committed to make additional loans of approximately $21.7 million to the warehouse entity.

On February 29, 2008, the Company committed to provide financing to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock of up to $60 million. Financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At September 30, 2008, $30 million of financing was outstanding at an interest rate of 5.295% which was included in due from affiliate on the Company’s condensed consolidated statement of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Investment/Loan Commitments (continued)

Borrowings

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 Facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at September 30, 2008.

At September 30, 2008, the Company had $200 million outstanding under the 2007 Facility with an interest rate of 3.885% and maturity date during October 2008. During October 2008, the Company rolled over the $200 million in borrowings with an interest rate of 3.37% and a maturity date during November 2008.

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 Facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts.

In addition, in December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the existing 2007 Facility totaling in aggregate $100 million.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At September 30, 2008, the Company had no borrowings outstanding on the Japan Commitment-line.

At September 30, 2008, long-term borrowings were $946.7 million. Debt service and repayment requirements, assuming the convertible debentures are repaid at BlackRock’s option in 2010, is $0 for the remainder of 2008, $51.0 million in 2009, $297.7 million in 2010 and $43.8 million in each of 2011 and 2012.

On October 16, 2008, the Company’s 2.625% Convertible Debentures due 2035 (the “debentures”) became convertible at the option of the holders into cash and shares of the Company’s common stock, after the trustee determined that the trading price for the debentures on each day of a five consecutive trading day period was less than 103% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date. The debentures continued to be convertible for each subsequent five business day period after any period during which the trading price condition continued to be met. The conversion period ended on October 30, 2008 after the debentures failed to satisfy the trading price condition on October 24, 2008. During the conversion period holders of $0.5 million of debentures elected to convert their holdings into cash and shares. In addition, on or after February 15, 2009, the debentures may be convertible into cash and shares at any time prior to maturity at the option of the holder.

Contingent Payments Related to Quellos Transaction

Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010. The first contingent payment, of up to $374 million, is payable in 2009 up to 25% in BlackRock common stock and the remainder in cash. The second contingent payment, of up to $595 million is payable in cash in 2011.

Support of Two Enhanced Cash Funds

During 2007, BlackRock made investments in two enhanced cash funds to enhance liquidity of the funds and to facilitate redemptions. At September 30, 2008, BlackRock’s total net investment in these two funds was approximately $88.5 million.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Support of Two Enhanced Cash Funds (continued)

In December 2007, BlackRock entered into capital support agreements with the two funds. These credit support agreements are backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock has agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. BlackRock provided approximately $1.0 million of capital contributions to these two funds for the nine months ended September 30, 2008 under the capital support agreements.

At September 30, 2008 in applying the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), BlackRock concluded that it is the primary beneficiary of one of the funds which resulted in consolidation of the fund on its condensed consolidated statement of financial condition. At December 31, 2007, BlackRock concluded it was not the primary beneficiary of the funds.

Exposure to Collateralized Debt Obligations

In the normal course of business, BlackRock acts as a collateral manager to various CDOs. A CDO is a managed investment vehicle that purchases a portfolio of assets or enters into swaps. A CDO funds its activities through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. The Company also may invest in a portion of the debt or equity issued. These entities meet the definition of a variable interest entity under FIN 46(R). BlackRock has concluded that it is not the primary beneficiary of these CDOs, and as a result it does not consolidate these CDOs on its condensed consolidated financial statements.

At September 30, 2008 and December 31, 2007, BlackRock’s maximum risk of loss related to CDOs was approximately $24.5 million and $32.1 million, respectively.

Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At September 30, 2008, the Company was required to maintain approximately $215.7 million in net capital at these subsidiaries and was in compliance with all applicable regulatory minimum net capital requirements.

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

The following table represents investments measured at fair value on a recurring basis at September 30, 2008:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at September 30, 2008
Total investments, GAAP	$272	$509	$1,327	$38	$2,146

Net assets for which the Company does not bear “economic” exposure (1)	(3)	(357)	(453)	—	(813)

Net “economic” investment exposure (2)	$269	$152	$874	$38	$1,333

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
(3)	Includes investments in equity method investees and investments held at cost, which in accordance with GAAP are not accounted for under a fair value measure.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2008, the majority of our investment advisory and administration fees were based on AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates, foreign exchange rates or all three could cause the value of AUM to decline, which could result in lower investment advisory and administration fees.

Corporate Investment Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At September 30, 2008, the outstanding total return swaps had an aggregate notional value of approximately $63 million.

At September 30, 2008, approximately $1,171 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Prior to the impact of the seed capital hedging program, the Company’s net economic interests in its investment portfolio is as follows:

(Dollar amounts in millions)	September 30, 2008	December 31, 2007
Total investments	$2,146	$2,000
Consolidated sponsored investments funds	(1,171)	(1,054)
Net interests in consolidated investment funds	358	325

Total net “economic” investments	$1,333	$1,271

Equity Market Price Risk

At September 30, 2008, the Company’s net exposure to equity price risk in its investment portfolio is approximately $888 million (net of $63 million of certain equity investments that are hedged via total return swaps) of the Company’s net economic investment exposure. The Company estimates that a 10% adverse change in equity prices would result in a decrease of approximately $88.8 million in the carrying value of such investments.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk

At September 30, 2008, the Company was exposed to interest-rate risk as a result of approximately $382 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $4.1 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling and the Euro, was $68 million. A 10% adverse change in foreign exchange rates would result in approximately a $6.8 million decline in the carrying value of such investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2008. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at September 30, 2008.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9, Commitments, Contingencies and Guarantees, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 1A.	Risk Factors

In addition to the risk factors previously disclosed in BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007, BlackRock’s business, financial condition or results of operations could be materially adversely affected by any of the following risks.

The soundness of other financial institutions could adversely affect BlackRock.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We, and the funds and accounts that we manage, have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us or the funds and accounts that we manage to credit risk in the event of default of our counterparty or client. There is no assurance that any such losses would not materially and adversely impact our revenues and earnings.

The failure or negative performance of products of other financial institutions could lead to reduced AUM in similar products of BlackRock without regard to the performance of BlackRock’s products.

The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products of BlackRock without regard to the performance of BlackRock’s products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have a material adverse impact on our AUM, revenues and earnings.

PART II – OTHER INFORMATION (Continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended September 30, 2008, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2008 through July 31, 2008	2,384	[2]	$181.33	—	751,400

August 1, 2008 through August 31, 2008	299	[2]	$221.53	—	751,400

September 1, 2008 through September 30, 2008	573	[2]	$217.50	—	751,400

Total	3,256		$191.39	—

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

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description
1.1 (1)	Amended and Restated Stockholder Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc.

1.2 (1)	Amended and Restated Global Distribution Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc.

1.3	Consent and Waiver, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: November 7, 2008		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
1.1 (1)	Amended and Restated Stockholder Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc.

1.2 (1)	Amended and Restated Global Distribution Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc.

1.3	Consent and Waiver, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 17, 2008.