Form 10-K
period 2008-12-31
BlackRock Inc.
filed 2009-03-02
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $2.9 billion. There is no non-voting common stock of the registrant outstanding.

As of January 31, 2009, there were 118,171,765 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2009 annual meeting of stockholders to be held on May 21, 2009 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Index to Form 10-K

Item 1.	BUSINESS

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.307 trillion of assets under management (“AUM”) at December 31, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, through BlackRock Solutions®, the Company offers risk management and advisory services that combine capital markets expertise with proprietarily-developed systems and technology. BlackRock Solutions provides risk management and enterprise investment services for $7 trillion in assets, liabilities and derivatives.

BlackRock is independent in ownership and governance, with no single majority stockholder and a majority of independent directors. At December 31, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) owned approximately 44.2% of BlackRock’s voting common stock outstanding and held approximately 48.2% of the Company’s capital stock on a fully diluted basis. The PNC Financial Services Group, Inc. (“PNC”) owned approximately 36.5% of BlackRock’s voting common stock outstanding and held approximately 32.1% of the Company’s capital stock on a fully diluted basis.

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. Following the closing of these exchanges on February 27, 2009, Bank of America/Merrill Lynch and PNC owned approximately 4.9% and 46.5% of BlackRock’s voting common stock, respectively. The capital stock held by Bank of America/Merrill Lynch and PNC in BlackRock remained largely unchanged at approximately 47.4% and 31.5% on a fully diluted basis, respectively.

BlackRock closed 2008 with AUM of $1.307 trillion, a decrease of 4% over year-end 2007 levels. Over the past five years, BlackRock’s AUM has had a compound annual growth rate of 33%.

Assets Under Management

By Product Type

	Year ended December 31,
(Dollars in millions)	2008	2007	2006	2005	2004	2003	5 Year CAGR
Fixed income	$483,173	$513,020	$448,012	$303,928	$240,709	$214,356	18%
Equity and balanced	280,821	459,182	392,708	37,303	14,792	13,721	83%
Cash management	338,439	313,338	235,768	86,128	78,057	74,345	35%
Alternative investment products	59,723	71,104	48,139	25,323	8,202	6,934	54%

Sub Total	1,162,156	1,356,644	1,124,627	452,682	341,760	309,356	30%
Advisory[1]	144,995	—	—	—	—	—	NM

Total	$1,307,151	$1,356,644	$1,124,627	$452,682	$341,760	$309,356	33%

NM – Not Meaningful

CAGR = Compound Annual Growth Rate

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

Item 1.	BUSINESS (continued)

Overview (continued)

Growth in AUM over the past five years includes acquired AUM of $660.8 billion. On September 29, 2006, Merrill Lynch contributed the entities and assets that constituted its investment management business (the “MLIM Business,” formerly named Merrill Lynch Investment Managers or “MLIM”) to the Company (the “MLIM Transaction”), adding $589.2 billion in AUM. Acquired AUM also includes approximately $21.9 billion in AUM acquired as a result of BlackRock’s acquisition of the fund of funds business of Quellos Group, LLC (the “Quellos Business” or “Quellos”), which closed on October 1, 2007 (the “Quellos Transaction”) and approximately $49.7 billion in AUM acquired in BlackRock’s acquisition of SSRM Holdings, Inc. from MetLife, Inc. in January 2005 (the “SSR Transaction”).

Assets Under Management

By Product Mix

	Year ended December 31,
	2008	2007	2006	2005	2004
Fixed income	37%	38%	40%	67%	71%
Equity and balanced	21%	34%	35%	8%	4%
Cash management	26%	23%	21%	19%	23%
Alternative investments products	5%	5%	4%	6%	2%

Sub Total	89%	100%	100%	100%	100%
Advisory[1]	11%	—	—	—	—

Total	100%	100%	100%	100%	100%

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

BlackRock offers a broad range of investment and risk management services to institutional and retail investors worldwide. These diverse capabilities span the global capital markets and permit the Company to serve a wide variety of investor interests. As of year-end 2008, more than 25% of the Company’s separate account clients had awarded BlackRock mandates in more than one asset class. The Company’s $1.307 trillion of AUM at year-end 2008 consisted of approximately 21% equity and balanced, 37% fixed income, 26% cash management, 5% alternative investments and 11% advisory portfolios.

The Company manages assets on behalf of investors in more than 60 countries. Approximately 41% of long-dated AUM, 12% of cash management AUM and 5% of advisory AUM were managed on behalf of international clients, with the balance managed for U.S. investors. In all regions, clients include both institutional and retail investors. At year-end 2008, approximately 76% of long-dated AUM, 91% of cash management AUM and 100% of advisory AUM were managed for institutional clients, with the remainder managed for retail and high net worth investors.

BlackRock has developed and maintains an extensive operating platform, Aladdin®, to support its global investment and risk management operations. The Company offers Aladdin and a variety of related services to institutional investors under the BlackRock Solutions brand name. At year-end 2008, over $7 trillion of assets, liabilities and derivatives were processed on the Aladdin platform in connection with outsourcing, risk management and advisory services provided to 135 clients.

Item 1.	BUSINESS (continued)

Overview (continued)

BlackRock operates in a global marketplace characterized by a high degree of market volatility and economic uncertainty, factors that can significantly affect earnings and stockholder returns in any given period. Management seeks to achieve attractive returns for stockholders over time by, among other things, capitalizing on the following factors:

•

The Company’s diversified product offerings, which enhance its ability to offer a variety of traditional and alternative investment products across the risk spectrum and to tailor single- and multi- asset class investment solutions to address specific client needs;

•	The Company’s longstanding commitment to risk management and the continued development of, and increased interest in, BlackRock Solutions products and services;

•	The Company’s global presence, with nearly one-third of employees outside the U.S. supporting local investment capabilities and serving clients throughout the world; and

•	The growing recognition of the BlackRock brand, the strength of the Company’s culture and the depth and breadth of its intellectual capital.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business in investment management and BlackRock Solutions products and services. New business efforts are dependent on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to retain and attract talented professionals is critical to the Company’s long-term success.

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last six years are shown below:

Selected GAAP Financial Results

(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004	2003	5 Year CAGR
Revenue	$5,064	$4,845	$2,098	$1,191	$725	$598	53%
Operating income	$1,593	$1,294	$472	$341	$165	$228	48%
Operating margin	31.4%	26.7%	22.5%	28.6%	22.9%	38.2%	(4)%
Non-operating income (expense), net of non-controlling interests	$(419)	$165	$40	$32	$30	$22	(280)%
Net income	$786	$995	$323	$234	$143	$155	38%
Diluted earnings per share	$5.91	$7.53	$3.87	$3.50	$2.17	$2.36	20%

Selected Non-GAAP Financial Results1

(Dollars in millions, except per share amounts)	2008[2]	2007[2]	2006[2]	2005	2004	2003	5 Year CAGR
As adjusted:
Operating income	$1,662	$1,518	$674	$408	$263	$231	48%
Operating margin	38.7%	37.5%	36.7%	38.9%	40.1%	42.2%	(2)%
Non-operating income (expense), net of non-controlling interests	$(381)	$153	$32	$21	$25	$19	(282)%
Net income	$858	$1,079	$445	$269	$178	$155	41%
Diluted earnings per share	$6.45	$8.17	$5.33	$4.03	$2.69	$2.36	22%

[1]	Prior year data reflects certain reclassifications to conform to the current year presentation.
[2]	See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.

See additional information in Item 6, Selected Financial Data.

BlackRock reports its financial results using accounting principles generally accepted in the United States of America (“GAAP”); however, management believes that evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Certain prior year non-GAAP financial measures have been restated to conform to current year presentation.

Item 1.	BUSINESS (continued)

Overview (continued)

Operating Income, as Adjusted:

GAAP reported operating income includes all compensation related expenses associated with certain of BlackRock’s long-term incentive plans (“LTIP”), which are partially funded by BlackRock stock currently held by PNC and by anticipated capital contributions from Merrill Lynch, certain costs related to the integration of the MLIM and Quellos Transactions in 2006 and 2007, certain costs associated with the SSR Transaction in 2005, a 2007 termination fee for closed-end fund administration and servicing arrangements with Merrill Lynch, a 2008 restructuring charge and compensation expense associated with appreciation / (depreciation) on assets related to BlackRock’s deferred compensation plans.

Operating income, as adjusted (a non-GAAP measure), excludes the expense related to the 2008 restructuring charges, the 2007 termination of the closed-end fund administration and servicing arrangements with Merrill Lynch, and MLIM and Quellos integration costs consisting principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with the integration. These expenses have been excluded from operating income, as adjusted, because they have been deemed non-recurring by management and to help ensure the comparability of this information to prior periods. The portion of expense associated with LTIP that will be funded through BlackRock common stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. A detailed discussion of the LTIP is included in Note 13 to the consolidated financial statements beginning on page F-1 of this Form 10-K. Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments directed for these plans are reported in non-operating income (expense). Management believes that operating income exclusive of these costs are more representative of the operating performance for the respective periods.

Operating Margin, as Adjusted:

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Management believes that excluding such costs and commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods.

Revenue used for operating margin, as adjusted, excludes portfolio administration and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful because the Company receives offsetting revenue for these services. Amortization of deferred mutual fund sales commissions are excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation was excluded from operating margin, as adjusted, as it represents compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”), which is fully reimbursed by Realty’s clients resulting in no economic cost to BlackRock.

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

Item 1.	BUSINESS (continued)

Overview (continued)

Non-Operating Income (Expense), Net of Non-controlling Interests, as Adjusted (continued):

Management believes that non-operating income (expense), as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense on the deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), net of non-controlling interests, as adjusted, provides useful measures to investors of BlackRock’s non-operating results.

Net Income, as Adjusted:

GAAP reported net income and GAAP diluted earnings per share include certain significant items, the after-tax impact of which management considers non-recurring or ultimately will not impact BlackRock’s book value and, therefore, are excluded in calculating net income, as adjusted.

Net income and diluted earnings per share, as adjusted (a non-GAAP measure), exclude the after-tax impact of the 2008 restructuring charges, the 2007 termination of closed-end fund administration and servicing arrangements with Merrill Lynch, LTIP expense to be funded by PNC and by an expected Merrill Lynch compensation contribution, MLIM, Quellos and SSR integration costs and the effect on deferred income tax expense attributable to corporate income tax rate reductions.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a detailed reconciliation of GAAP reported operating income, non-operating income (expense), net of non-controlling interests, net income and diluted earnings per share to adjusted non-GAAP operating income, non-operating income (expense), net income and diluted earnings per share.

Products *

BlackRock offers a variety of investment management and risk management products and services. Investment management offerings include single- and multi- asset class portfolios, which may be structured to focus on a particular investment style, capitalization range, region or market sector, credit or maturity profile, or liability structure. Revenue from these products primarily consists of advisory fees, typically structured as a percentage of AUM and, in some instances, performance fees expressed as a percentage of returns in excess of agreed-upon targets. Risk management products, including BlackRock’s Aladdin platform, outsourcing, advisory and transition management services, are offered to institutional investors under the BlackRock Solutions name. Revenue on these services may be based on several criteria including asset volume, number of users, accomplishment of specific deliverables or other performance objectives.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	December 31, 2007	Net subscriptions (redemptions)	Foreign exchange [1]	Market appreciation (depreciation)	December 31, 2008
By Product
Fixed income	$513,020	$(6,594)	$(6,222)	$(17,030)	$483,173
Cash management	313,338	25,670	(1,908)	1,339	338,439
Equity and balanced	459,182	869	(18,782)	(160,448)	280,821
Alternative investment products	71,104	2,903	(1,235)	(13,049)	59,723

Sub Total	1,356,644	22,848	(28,147)	(189,189)	1,162,156
Advisory AUM[2]	—	144,756	—	239	144,995

Total AUM	$1,356,644	$167,604	$(28,147)	$(188,950)	$1,307,151

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

Equity and Balanced

BlackRock manages a range of equity strategies across the risk/return spectrum, including global and regional portfolios; value, growth and core mandates; large, mid and small cap strategies; and selected sector funds. Amidst particularly volatile conditions and challenging markets for equity managers, BlackRock’s application of risk analytics to equity portfolio construction helped managers reposition their portfolios effectively for the new environment.

BlackRock’s equity and balanced AUM closed the year at $280.8 billion. The sharp fall in global equity markets caused AUM to decline $160.4 billion or 35% since December 31, 2007. Foreign exchange translation accounted for an additional $18.8 billion or 4% decay in reported AUM. Despite the challenging market environment, the Company attracted $0.9 billion of net new business during the year, with inflows in asset allocation and index products partially offset by outflows in sector funds, U.S. equity and emerging market portfolios. BlackRock’s equity investment teams achieved strong relative performance, with 70%, 85%, and 91% of equity fund assets ranked in the top two peer group quartiles for the one-, three- and five-year periods ended December 31, 2008.

At year-end 2008, 49% of the Company’s equity and balanced AUM, or $136.4 billion, were managed for U.S. investors and 51%, or $144.4 billion, were managed for international investors in over 35 countries. In addition, BlackRock’s channel mix was well balanced with 53% of assets managed on behalf of institutional clients and 47% managed on behalf of retail and high net worth investors. During 2008, we were awarded $10.9 billion and $3.0 billion of net new business from U.S. retail and institutional investors, respectively. These inflows were offset by net outflows of $7.0 billion from international retail investors and $5.9 billion from U.S. high net worth investors, principally in broker-sold separately managed accounts.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income

BlackRock offers an array of fixed income products across currencies, sectors and maturities. Portfolios can be tailored relative to clients’ liabilities, accounting, regulatory or rating agency requirements, or other investment policies. In 2008, investors worldwide sought the safety of government-guaranteed debt, particularly late in the year in the face of extreme market disruption and deteriorating economic conditions. Clients continued to migrate from broad bond market portfolios and structured products to long duration and other liability driven strategies. Widespread de-leveraging of balance sheets caused significant devaluation of assets, which in turn led to demand for advisory services and investor interest in a variety of distressed and opportunistic products.

BlackRock’s fixed income AUM ended the year at $483.2 billion, a decrease of $29.8 billion or 6% year-over-year. A substantial majority of this decline (78% or $23.2 billion) resulted from adverse market movements, primarily in the form of dramatic widening of credit spreads as liquidity dried up. Net outflows accounted for the remaining $6.6 billion or 1% fall-off in AUM, driven by investors’ cash needs, structured product liquidations, a shift toward liability driven investing and insourcing following a single client’s merger activity. The year was exceptionally challenging for bond managers, and BlackRock was not immune. Although we remained competitive within our institutional peer group, investment performance fell short of our expectations, particularly in multi-sector portfolios. For the one-, three- and five-year periods ended December 31, 2008, 37%, 36% and 45% of bond fund assets ranked in the top two peer group quartiles.

BlackRock’s fixed income client base remains largely institutional, with 86% of AUM, or $415.8 billion, managed on behalf of institutional clients and 14%, or $67.4 billion, managed for retail and high net worth investors. Net inflows of $11.4 billion from international clients were overwhelmed by net outflows of $18.0 billion from U.S. investors, resulting in a slight shift in the client mix from 35% international at year-end 2007 to 36% at year-end 2008.

Cash Management

The cash management industry was particularly challenged by the credit and liquidity crisis that persisted throughout 2008. Difficulties intensified in the third quarter when the bankruptcy of Lehman Brothers caused the Reserve Primary Fund’s net asset value to drop below $1, thereby becoming the second fund ever to “break the buck” in the nearly 40-year history of money market mutual funds. This landmark event triggered large redemptions in prime money market funds as investors sought safety in Treasuries and government money market funds. This massive “flight to safety” necessitated substantial selling by prime funds, which in turn froze short-term funding markets until government intervention encouraged investors to reallocate back into prime money market funds.

Throughout the year, BlackRock navigated these extraordinary market conditions to ensure safety and liquidity for our cash management clients. Flows were volatile, particularly in the third and fourth quarters, when the Company’s liquidity products had net outflows of $53.5 billion and net inflows of $48.6 billion, respectively. Cash management AUM closed the year at $338.4 billion, an increase of 8% or $25.1 billion since year-end 2007. For the year-ended December 31, 2008, average assets were approximately 26% higher than for calendar year 2007.

BlackRock’s cash management activities are primarily conducted on behalf of U.S. investors, with increasing demand from international clients, especially in the United Kingdom and Middle East. At December 31, 2008, cash management AUM for U.S. investors reached $297.7 billion, up 4% from 2007, and $40.7 billion for international clients, up 52% from a year ago. For the first time, net inflows from international clients surpassed net subscriptions from U.S. investors, $15.1 billion and $10.6 billion respectively. BlackRock’s cash management clientele remains largely institutional, with $309.2 billion or 91% managed on behalf of institutions and $29.2 billion or 9% managed on behalf of retail and high net worth investors.

Item 1.	BUSINESS (continued)

Products (continued)

Cash Management (continued)

Management expects continued volatility in cash management flows given ongoing dislocations in the market and the extremely low level of rates on Treasury bills and other money market instruments.

Alternatives

BlackRock’s alternative investment capabilities include real estate equity and debt; hedge fund, private equity and real asset funds of funds; single-strategy hedge funds, and distressed, opportunistic and other absolute return strategies. BlackRock invests alongside clients in many of these products as a way of evidencing our long-term commitment to these strategies and alignment of interest with our clients. These coinvestments are held on balance sheet and marked to market. While alternative investment strategies generally are designed to provide returns with low correlations to the broad equity and bond markets, market turmoil affected all strategies in 2008 and return correlations increased dramatically.

In many ways, 2008 was a “perfect storm” for alternative investments – frozen capital markets, lack of financing, forced deleveraging, poor absolute returns, imposition of redemption constraints and revelation of a massive alleged hedgefund fraud (in which none of BlackRock’s fund of funds were invested). Industry-wide, investors sought to redeem hedge fund and fund of fund holdings in record numbers, and were often forced to liquidate better performing products that could provide liquidity. BlackRock was able to meet all redemption requests in these products in 2008. Despite these headwinds, BlackRock raised $2.9 billion of net new business across a range of alternative products during the year, which helped to offset market and foreign exchange declines of $14.3 billion. At year-end, alternative investment AUM totaled $59.7 billion.

BlackRock’s real estate offerings span a wide range of strategies, including core, value-added and opportunistic equity and high yield debt for institutional and private investors. Assets on the real estate platform as of December 31, 2008 were $25.8 billion, down $3.6 billion from 2007 year-end, largely as a result of declining market values worldwide. Net new business in real estate equity and debt products totaled $1.4 billion in 2008.

The Company’s fund of funds platform which operates under the name, BlackRock Alternative Advisors (“BAA”), manages a variety of multi-manager strategies investing in hedge funds, private equity funds and real asset funds. AUM in these products closed the year at $22.7 billion, a decrease of $6.7 billion, driven largely by negative market returns and, to a lesser extent, redemptions in funds of hedge funds. These declines were partially offset by net new business of $0.9 billion in BAA’s private equity fund of funds business. All of these assets are managed on behalf of institutional and high net worth clients, split almost evenly between U.S. and international investors.

BlackRock ended 2008 with $11.2 billion of AUM in equity and fixed income hedge funds, portable alpha, distressed, opportunistic and other absolute return strategies. Net new business during the year included $3.6 billion of inflows into distressed credit and mortgage vehicles, as clients turned to BlackRock for innovative and opportunistic investment solutions. These flows were offset by $2.2 billion of net outflows in fixed income and equity hedge funds and $2.9 billion in market and foreign exchange declines.

BlackRock Solutions and Advisory

BlackRock offers investment systems, risk management and advisory services under the BlackRock Solutions brand name. The BlackRock Solutions operating platform, Aladdin, serves as the investment system for BlackRock and a growing number of sophisticated institutional investors. BlackRock Solutions also uses Aladdin to support ongoing risk management, investment accounting outsourcing, financial markets advisory and transition management services. Clients have also retained BRS for shorter-term advisory engagements, such as valuation of illiquid assets, portfolio restructuring, workouts and dispositions.

Demand for BlackRock Solutions services increased sharply in 2008 in the face of extreme market dislocations. Revenue more than doubled to $406 million, up from $198 million in 2007. A substantial portion of the growth resulted from increased demand for advisory services that bring together the Company’s analytical, risk management and capital markets capabilities. During the year, we added 72 new assignments, including 46 short-term engagements. Clients include financial institutions, insurance companies, official institutions, pension funds, asset managers and other institutional investors based in the U.S., Europe, Asia and Australia.

Item 1.	BUSINESS (continued)

BlackRock Solutions and Advisory (continued)

BlackRock Solutions’ core product is the Aladdin investment platform and associated risk analytics and advisory services that leverage Aladdin. In July 2008, BlackRock acquired Impact Investing, a provider of equity portfolio management, visualization and analytical software. These capabilities are currently being integrated into the Aladdin platform with the ultimate goal of extending Aladdin’s multi-asset class capabilities. Over time, these efforts are expected to enable us to expand our BlackRock Solutions activities by serving a broader array of client needs. At December 31, 2008, 36 institutions on four continents had selected Aladdin as their investment operating platform, including 8 implementations completed in 2008.

During this recent period of market distress, our Financial Markets Advisory practice provided the holders of distressed assets with guidance on valuing, restructuring and managing their portfolios. Clients have included major public and private institutions around the world, including the Federal Reserve Bank of New York, which engaged BlackRock as manager and adviser for several special purpose facilities. With support from experts throughout the firm, the advisory team completed 43 short-term assignments in 2008, up from 18 such assignments in 2007. At year-end, BlackRock managed $145.0 billion in advisory assets under management.

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

Clients

BlackRock serves a diverse universe of institutional and retail investors globally. Products are offered both directly and through financial intermediaries. BlackRock seeks to leverage its broad capabilities and global perspective to help clients address investment and risk management challenges and access attractive investment opportunities. BlackRock’s funds are registered in 40 jurisdictions around the globe, and the Company serves clients in more than 60 countries. BlackRock’s AUM at year-end totaled $1.307 trillion, including $1.162 trillion of investment assets and $145.0 billion of advisory assets. Investment assets are managed on behalf of a geographically diverse clientele, with $780.7 billion or 67% managed for U.S. investors and $381.5 billion or 33% managed for international investors. The advisory asset base is significantly more concentrated among a small number of institutions, 95% or $137.3 billion of which is managed for U.S. clients and 5% or $7.7 billion for international investors.

Item 1.	BUSINESS (continued)

Clients (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	December 31, 2007	Net subscriptions	Foreign exchange [1]	Market appreciation	December 31, 2008
By Client Region
United States	$873,330	$135,038	$(136)	$(90,257)	$917,975
International	483,314	32,566	(28,011)	(98,693)	389,176

Total AUM[2]	$1,356,644	$167,604	$(28,147)	$(188,950)	$1,307,151

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Of which Advisory AUM, which represents long-term portfolio liquidation assignments, equals $145.0 billion of total AUM.

Institutional

BlackRock’s institutional clients span Europe, the Middle East, Africa (“EMEA”), Asia-Pacific and the Americas. The types of investors served include pension plans, charities and other tax-exempt institutions; insurance companies, corporations, banks and other taxable institutions; and central banks, government agencies, sovereign wealth funds and other official institutions. At December 31, 2008, BlackRock managed $1.079 trillion of assets on behalf of institutional investors globally, including $934.1 billion of investment assets and $145.0 billion of advisory assets. Investment AUM included $613.9 billion or 66% managed for U.S. clients and $320.2 billion or 34% managed for international institutions.

Assets managed for tax-exempt institutions, including defined benefit and defined contribution pension plans, foundations, endowments and other non-profit organizations, decreased 11% to $271.2 billion at December 31, 2008 due to adverse markets and foreign exchange translation. In 2008, BlackRock was awarded net new business of $19.6 billion from tax-exempt clients, including $3.3 billion of advisory assets, driven by significant inflows from U.S. and international pension funds. During the year, BlackRock continued to gain traction with defined contribution pension plans, particularly in the U.S. and the U.K., in recognition of the Company’s strong equity offerings and newer target date and target risk products. In addition, clients increasingly sought strategic relationships and customized investment solutions, and our work throughout the year with tax-exempt institutions ranged from tailoring portfolios and benchmarks to designing liability-driven investments and multi-asset class solutions to comprehensive fiduciary outsourcing assignments.

AUM for taxable institutions decreased $12.4 billion or 7% to $165.3 billion at year-end 2008. Approximately 44% of the decline was due to adverse market and foreign exchange movements. The remainder reflected outflows in investment assets of $12.8 billion, 72% of which resulted from the merger of a single large insurance client, partially offset by $5.8 billion of inflows in advisory assets. BlackRock is one of the largest managers of insurance assets worldwide, and continues to benefit from increasing momentum toward investment outsourcing. This business is, however, subject to event risk arising from insurance company mergers, as we experienced during the year.

Item 1.	BUSINESS (continued)

Clients (continued)

Institutional (continued)

In 2008, BlackRock greatly expanded its work with central banks, government agencies and sovereign wealth funds, especially in the United States and the Middle East. Assets managed on behalf of official institutions ended the year at $168.9 billion, including $135.9 billion of advisory assets under management. Advisory assets represented almost all (98%) of the $138.1 billion of net new business with official institutions during the year, as clients sought BlackRock’s independent valuation and risk management advisory services to help navigate the deteriorating balance sheets of regulated institutions and manage the orderly liquidation of troubled portfolios.

In addition to the foregoing, BlackRock serves as a subadvisor to third party fund sponsors and directly advises a variety of funds and commingled vehicles offered to institutional investors. AUM for these clients totaled $174.8 billion at December 31, 2008, including $118.7 billion or 68% for clients or funds based in the U.S. and $56.0 billion or 32% based internationally. Products focus primarily on BlackRock’s fixed income, equity and alternative investment capabilities, which represented 36%, 30% and 29% of subadvised and institutional fund AUM at year-end. Equity and alternative markets took a heavy toll on these assets during 2008, contributing to a 23% decline due to adverse markets and a 2% decline from net outflows.

The remaining $298.9 billion of institutional assets are managed in the Company’s cash management products, which are discussed in the Product section above.

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	December 31, 2007	Net subscriptions (redemptions)	FX [1]	Market (depreciation)	December 31, 2008
By Client Type
Institutional	$1,023,640	$168,663	$(22,910)	$(90,350)	$1,079,043
Retail/HNW	333,004	(1,059)	(5,237)	(98,600)	228,108

Total AUM[2]	$1,356,644	$167,604	$(28,147)	$(188,950)	$1,307,151

[1]	Foreign Exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Of which Advisory AUM, which represents long-term portfolio liquidation assignments, equals $145.0 billion of total AUM.

Item 1.	BUSINESS (continued)

Clients (continued)

Retail and High Net Worth

BlackRock’s investment management expertise is available to retail investors globally through separate accounts, open-end and closed-end funds, unit trusts and other collective investment vehicles. As of year-end 2008, BlackRock managed $228.1 billion on behalf of retail and high net worth investors worldwide, with 57% in equity and alternative investment products, 30% in fixed income and 13% in money market funds. The product mix differed considerably by region, with international investors holding a much greater proportion of assets in equity funds (90% vs. 50% going into 2008). Adverse markets and sharply higher investor redemption rates caused international retail AUM to fall much more significantly during the year, resulting in a meaningful shift in the client mix. Specifically, the Company started 2008 with a 62%/38% mix of AUM managed for U.S. and international investors, respectively, and ended the year with a 73%/27% mix.

As of December 31, 2008, BlackRock managed $166.8 billion of assets for U.S. retail and high net worth investors. Notwithstanding the significant challenges faced by retail distributors and investors, BlackRock was able to enhance its positioning and market share during the year. Net new business in retail totaled $11.3 billion, a 7% organic growth rate, which was partially offset by net outflows of $4.2 billion in U.S. high net worth products, principally broker-sold separately managed accounts. Importantly, BlackRock secured over 65 new product placements on broker-dealer platforms, and had 70 open-end and closed-end mutual funds with 4- or 5-star Morningstar ratings as of year-end 2008.

BlackRock has an extensive international retail platform, anchored by our flagship Luxembourg-based fund family, BlackRock Global Funds. BlackRock Global Funds are registered for sale in 37 countries and in 16 languages. As of December 31, 2008, BlackRock managed $61.3 billion on behalf of international retail investors. As referenced above, AUM were down significantly due to adverse equity markets and accelerating redemption rates. Year-over-year, international retail AUM dropped 45% or $55.6 billion due to market declines and foreign exchange translation alone.

Net inflows from international retail clients of $0.8 billion in the first half of the year were offset by $8.9 billion of outflows in the second half of the year. Outflows were particularly concentrated in Korea, where a change in taxation caused a large scale reallocation away from offshore products, and in Taiwan, where many retail investors redeemed products that included capital guarantees or other structuring elements, because of concern about the future of investment banks. The mass migration of retail investors away from mutual funds in Spain and Italy was another detrimental factor.

Despite 2008’s hostile markets, the robustness of the BlackRock brand and international retail platform ensured that the Company remained the second largest cross-border mutual fund provider internationally and one of the top net sellers in that market. In the UK, BlackRock was the top net seller in 2008. The Company benefitted from retail investor demand for balanced, absolute return and cash products during the period, with its flagship Global Allocation product dominating industry sales for most of the year.

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. BlackRock has historically grown aggregate AUM and management believes that the Company will continue to do so by focusing on strong investment performance and client service and by developing new products and new distribution capabilities. Certain of the Company’s competitors, however, have greater marketing resources than BlackRock, particularly in retail channels and outside the United States. These factors may place BlackRock at a competitive disadvantage and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and to attract new business will be successful.

Item 1.	BUSINESS (continued)

Geographic Information

BlackRock has clients in over 60 countries across the globe, including the United States, the United Kingdom, and Japan.

The following table illustrates the Company’s revenues and long-lived assets, including goodwill and property and equipment for the years ended December 2008, 2007 and 2006. These amounts are aggregated on a legal entity jurisdiction basis and do not necessarily reflect where the customer is sourced.

Revenues (in millions)	2008	% of total	2007	% of total	2006	% of total
North America	$3,438	68%	$3,070	63%	$1,715	82%
Europe	1,360	27%	1,490	31%	321	15%
Asia-Pacific	266	5%	285	6%	62	3%

Total revenues	$5,064	100%	$4,845	100%	$2,098	100%

Long-lived Assets (in millions)
North America	$5,714	99%	$5,695	98%	$5,408	99%
Europe	27	0%	35	1%	30	0%
Asia-Pacific	52	1%	56	1%	34	1%

Total long-lived assets	$5,793	100%	$5,786	100%	$5,472	100%

North America primarily is comprised of the United States, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

Employees

At December 31, 2008, BlackRock had a total of 5,341 full-time employees and no employees of Metric. Of all full-time employees, 1,836 are located in offices outside the United States.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered and unregistered investment companies and the bank subsidiaries of Bank of America and PNC and their customers. Under these laws and regulations, agencies that regulate investment advisers, investment funds and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

Recent market disruptions have led to numerous proposals both in and outside the United States for changes in the regulation of the financial services industry. New laws or regulations, or changes in enforcement of existing laws or regulations, could impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs) and liabilities as well as reputational harm. Regulatory changes could also lead to business disruptions, could impact the value of assets in which BlackRock has invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or distinguish itself from competitors.

U.S. Regulation

Certain of BlackRock’s U.S. subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (the “SEC”), the Department of Labor (the “DOL”), the Board of Governors of the Federal Reserve Bank (the “FRB”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (the “NFA”), the Commodity Futures Trading Commission (the “CFTC”) and other government agencies and regulatory bodies. Certain BlackRock U.S. subsidiaries are also subject to various anti-money laundering regulations, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), the Bank Secrecy Act and regulations promulgated by the Office of Foreign Assets Control of the U.S. Treasury Department.

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

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Regulation (continued)

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

BlackRock has two subsidiaries that are registered as commodity pool operators and commodity trading advisers, and one additional subsidiary registered as only a commodity pool operator, with the CFTC. All three of these subsidiaries are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries, BlackRock Investments, Inc. (“BII”) and BlackRock Capital Markets, LLC (“BRCM”), are registered with the SEC as broker-dealers and are member-firms of FINRA. BII’s FINRA membership agreement limits its permitted activities to the sale of investment company securities, certain private placements of securities, and certain investment banking and financial consulting activities. BRCM’s FINRA membership agreement limits its permitted activities to retailing corporate debt and government securities, arranging for transactions in listed securities by exchange members and commission sharing arrangements with third party brokers. Although BII and BRCM have limited business activities, they are subject to the customer dealing, reporting and other requirements of FINRA, as well as the net capital and other requirements of the SEC. BII is also an approved person with the New York Stock Exchange (“NYSE”), which subjects its operations to NYSE regulation.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Banking Regulation

Each of Bank of America and PNC is a bank holding company and a “financial holding company” regulated by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Because the ownership interests of each of Bank of America and PNC in BlackRock exceeds 25%, BlackRock is deemed to be a non-bank subsidiary of Bank of America and PNC and is therefore subject to the supervision and regulation of the FRB and to most banking laws, regulations and orders that apply to Bank of America and PNC. The supervision and regulation of Bank of America, PNC and their subsidiaries under applicable banking laws is intended primarily for the protection of their respective banking subsidiaries, their depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole, rather than for the protection of stockholders, creditors or clients of Bank of America, PNC or BlackRock. Bank of America’s and PNC’s relationships and good standing with their regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

BlackRock generally may conduct only activities that are authorized for a "financial holding company" under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations. The FRB has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. There are limits on the ability of bank subsidiaries of Bank of America and PNC to extend credit to or conduct other transactions with BlackRock. Bank of America, PNC and their subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses.

The FRB has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the FRB’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business. The FRB may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders.

Any failure of either Bank of America or PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of one of Bank of America’s or PNC's bank subsidiaries to remain "well capitalized," by any examination downgrade of one of Bank of America’s or PNC’s bank subsidiaries, or by any failure of one of Bank of America’s or PNC's bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act.

Non-U.S. Regulation

BlackRock’s international operations are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As BlackRock continues to expand its international business, a number of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States.

Item 1.	BUSINESS (continued)

Regulation (continued)

Non-U.S. Regulation (continued)

The Financial Services Authority (the “FSA”) regulates BlackRock’s subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom pursuant to the Financial Services and Markets Act 2000. The FSA’s rules govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. In addition, these subsidiaries, and other European subsidiaries and branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which came into effect on November 1, 2007 and regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID replaced and expanded upon the Investment Services Directive (the “ISD”), which had been in place since 1995. MiFID sets out more detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes new pre- and post-trade transparency requirements for equity markets and more extensive transaction reporting requirements.

MiFID seeks to further harmonize the provision of financial services across Europe by implementing requirements for key areas such as senior management systems and controls. MiFID also attempts to clarify jurisdictional uncertainties that arose under the ISD to facilitate cross border services. The United Kingdom has adopted the MiFID rules into national legislation. However, the introduction of further new regulations that will apply to BlackRock’s European activities remains possible.

In addition to the FSA, the activities of certain BlackRock subsidiaries and investment funds are regulated by, among other regulators, the Irish Financial Regulator, the Cayman Islands Monetary Authority, the Commission de Surveillance du Secteur Financier in Luxembourg and the Financial Services Commission in Jersey. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may also subject certain BlackRock subsidiaries to net capital requirements.

In Japan, certain BlackRock subsidiaries are subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

BlackRock’s Australian-based subsidiary is subject to various Australian federal and state laws and is regulated primarily by the Australian Securities and Investments Commission (the “ASIC”) and the Australian Prudential Regulatory Authority (the “APRA”). The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. The APRA is the prudential regulator of the Australian financial services industry and oversees banks, credit unions, building societies, general insurance and reinsurance companies, life insurance, friendly societies and most members of the superannuation (pension) industry. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of this subsidiary’s license in Australia.

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries are authorized to conduct business, including Hong Kong, India, South Korea, Singapore, Taiwan and The Netherlands.

Item 1.	BUSINESS (continued)

Regulation (continued)

Changes in Regulation

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

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market and operating risks, BlackRock’s business, financial condition, operating results or non-operating results could be materially adversely affected, however, by any of the following risks.

Risks Related to BlackRock’s Business and Competition

Changes in the value levels of the capital markets or other asset classes could lead to a decline in revenues and earnings.

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns earned on AUM. Movements in equity market prices, interest rates, foreign exchange rates, or all three could cause the following, which would result in lower investment advisory and administration fees or earnings:

•	the value of AUM to decrease;

•	the returns realized on AUM to decrease;

•	clients to withdraw funds in favor of products in markets that they perceive offer greater opportunity and that BlackRock does not serve;

•	clients to rebalance assets away from products that BlackRock manages into products that it does not manage;

•	clients to rebalance assets away from products that earn higher fees into products with lower fees; and;

•	an impairment to the value of intangible assets and goodwill.

Poor investment performance could lead to the loss of clients and a decline in revenues and earnings.

The Company’s management believes that investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or to competitors could reduce revenues and cause earnings to decline as a result of:

•	existing clients withdrawing funds in favor of better performing products, which could result in lower investment advisory and administration fees;

•	the ability to attract funds from existing and new clients might diminish;

•	the Company earning minimal or no performance fees; and

•	an impairment to the value of intangible assets and goodwill.

BlackRock may elect to invest in or provide other support to its products from time to time.

BlackRock may, at its option, from time to time support investment products through seed investments, co-investments or follow-on investments, warehouse lending facilities or other forms of capital or credit support. See, for example, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Such investments or support utilize capital that would otherwise be available for other corporate purposes. Losses on such investments or support, or failure to have or devote sufficient capital to support products, could have an adverse impact on revenues and earnings.

Changes in the value levels of the capital markets or other asset classes could lead to a decline in the value of investments that BlackRock owns.

At December 31, 2008, BlackRock held approximately $1.4 billion of investments that are reflected on its statement of financial condition. Approximately $0.7 billion of this amount is the result of consolidation of certain sponsored investment funds. BlackRock’s economic interest in these investments is primarily the result of seed and co-investments in its sponsored investment funds. A decline in the prices of stocks or bonds, or the value of real estate or other alternative investments within or outside the United States could lower the value of these investments and result in a decline of non-operating income and increased volatility to earnings.

Item 1A.	RISK FACTORS (continued)

Continued capital losses on investments could have adverse income tax consequences.

The Company may generate realized and unrealized capital losses on seed investments and co-investments. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company has unrealized capital losses for which a deferred tax asset has been established. In the event such unrealized losses are realized, the Company may not be able to offset such losses within the carryback or carryforward period or from future realized capital gains, in which case the deferred tax asset will not be utilized. The failure to utilize the deferred tax asset could materially increase BlackRock’s income tax expense.

The soundness of other financial institutions could adversely affect BlackRock.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BlackRock, and the products and accounts that it manages, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose BlackRock or the funds and accounts that it manages to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not materially and adversely impact BlackRock’s revenues and earnings.

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

Separate account clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts or significant AUM under various circumstances such as adverse market conditions or poor performance.

Additionally, BlackRock manages its U.S. mutual funds pursuant to management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund managed by the Company will approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

Further, the governing agreements of many of the Company’s private investment funds generally provide that, subject to certain conditions, investors in those funds, and in some cases independent directors of those funds, may remove the investment adviser, general partner or the equivalent of the fund or liquidate the fund without cause by a simple majority vote, resulting in a reduction in the management or performance fees as well as the total carried interest BlackRock could earn.

Item 1A.	RISK FACTORS (continued)

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against BlackRock and loss of revenues due to client terminations.

When clients retain BlackRock to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or in its clients seeking to recover losses, withdrawing their AUM or terminating their contracts, any of which could cause the Company’s revenues and earnings to decline.

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

A portion of the Company’s revenues is derived from performance fees on investment and risk management advisory assignments. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile. The volatility in earnings may decrease BlackRock’s stock price. Performance fees represented $177 million, or 3%, of total revenue for the year ended December 31, 2008.

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

Risks Related to BlackRock’s Operations

Failure to maintain adequate infrastructure could impede BlackRock’s productivity and growth.

The Company’s infrastructure, including its technological capacity, data centers, backup facilities and office space, is vital to the competitiveness of its business. The failure to maintain an adequate infrastructure commensurate with the size and scope of its business, including any expansion, could impede the Company’s productivity and growth, which could cause the Company’s earnings or stock price to decline.

Item 1A.	RISK FACTORS (continued)

Operating in international markets increases BlackRock’s operational, regulatory and other risks.

As a result of BlackRock’s extensive international business activities, the Company faces increased operational, regulatory, reputational and foreign exchange rate risks. The failure of the Company’s systems of internal control to properly mitigate such additional risks, or of its operating infrastructure to support such international activities, could result in operational failures and regulatory fines or sanctions, which could cause the Company’s earnings or stock price to decline.

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

The continuing integration of the Quellos business creates numerous risks and uncertainties that could adversely affect profitability.

The Quellos business and personnel are in the process of being integrated with BlackRock’s previously existing business and personnel. These transition activities are complex and the Company may encounter unexpected difficulties or incur unexpected costs including:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving expected synergies associated with the transaction;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and

•	challenges in attracting and retaining key personnel.

As a result, the Company may not be able to realize the expected revenue growth and other benefits that it hopes to achieve from the transaction. In addition, BlackRock may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

Item 1A.	RISK FACTORS (continued)

Risks Related to Relationships with Bank of America, Merrill Lynch and PNC

Merrill Lynch is an important distributor of BlackRock’s products, and the Company is therefore subject to risks associated with the business of Merrill Lynch.

Under a global distribution agreement entered into with Merrill Lynch, Merrill Lynch provides distribution, portfolio administration and servicing for certain BlackRock asset management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third party distributors. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be adversely affected.

Loss of market share with Merrill Lynch’s Global Private Client Group could harm operating results.

A significant portion of BlackRock’s revenue has historically come from AUM generated by Merrill Lynch’s Global Private Client Group (“GPC”). BlackRock’s ability to maintain a strong relationship with GPC, or any successor group at Bank of America, is material to the Company’s future performance. If one of the Company’s competitors gains significant additional market share within the GPC retail channel at the expense of BlackRock, then BlackRock’s business, results of operations or financial condition may be negatively impacted.

For so long as Bank of America/Merrill Lynch and PNC maintain certain levels of stock ownership, Bank of America/Merrill Lynch and PNC will vote as stockholders in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of Bank of America/Merrill Lynch and PNC.

As a result of stockholder agreements entered into with PNC and Merrill Lynch, together with the Company’s ownership structure, stockholders may have no effective power to influence corporate actions. At February 27, 2009, Merrill Lynch owned approximately 4.9% of BlackRock’s voting common stock and approximately 47.4% of its total capital stock on a fully-diluted basis, and PNC owned approximately 46.5% of BlackRock’s outstanding voting common stock and approximately 31.5% of its total capital stock on a fully-diluted basis.

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

Item 1A.	RISK FACTORS (continued)

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

BlackRock may be adversely impacted by legal and regulatory changes in the United States and internationally.

Recent market disruptions have led to numerous proposals in the United States and internationally for changes in the regulation of the financial services industry. New laws or regulations, or changes in enforcement of existing laws or regulations, could impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs) as well as reputational harm. Regulatory changes could also lead to business disruptions, could impact the value of assets in which BlackRock has invested directly and on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or to distinguish itself from competitors.

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

Item 1A.	RISK FACTORS (continued)

BlackRock is subject to banking regulations that may limit its business activities.

Because the total equity ownership interest of each of Bank of America and PNC in BlackRock exceeds 25%, BlackRock is deemed to be a non-bank subsidiary of each of Bank of America and PNC, which are both financial holding companies under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of Bank of America and PNC, BlackRock is subject to banking regulation, including the supervision and regulation of the FRB. Such banking regulation limits the activities and the types of businesses that BlackRock may conduct. The FRB has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the FRB’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business, and to impose substantial fines and other penalties for violations. Any failure of either Bank of America or PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. In addition, being subject to banking regulation may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

Failure to comply with laws and regulations in the United Kingdom, the European Union, Japan, Australia and other non-U.S. jurisdictions in which BlackRock operates could result in substantial harm to BlackRock’s reputation and results of operations.

The Financial Services Authority (the “FSA”) regulates BlackRock’s subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services-related business in the United Kingdom under the Financial Services and Markets Act 2000. The FSA’s rules govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries.

In addition, these subsidiaries, and other European subsidiaries or branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive, which regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements.

In Japan, certain BlackRock subsidiaries are subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

BlackRock’s Australian-based subsidiary is subject to various Australian federal and state laws and is regulated primarily by the Australian Securities and Investments Commission (the “ASIC”) and the Australian Prudential Regulatory Authority. The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of this subsidiary’s license in Australia.

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries conduct business or where the funds and products it manages are organized, including the Cayman Islands, Hong Kong, India, Ireland, Jersey, Luxembourg, South Korea, Singapore, Taiwan and The Netherlands. Failure to comply with laws and regulations in any of these jurisdictions could result in substantial harm to BlackRock’s reputation and results of operation.

Item 1A.	RISK FACTORS (continued)

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

BlackRock’s principal office, which is leased, is located at 40 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 55 East 52nd Street and throughout the world, including Boston, Chicago, Edinburgh, Florham Park (New Jersey), Hong Kong, London, Melbourne, Munich, Plainsboro (New Jersey), San Francisco, Seattle, Singapore, and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware).

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

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2008.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2009, there were 504 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges
	High	Low	Closing Price	Dividend Declared
2008
First Quarter	$231.99	$165.72	$204.18	$0.78
Second Quarter	$227.51	$171.86	$177.00	$0.78
Third Quarter	$249.37	$156.20	$194.50	$0.78
Fourth Quarter	$195.00	$94.78	$134.15	$0.78

2007
First Quarter	$180.30	$151.32	$156.31	$0.67
Second Quarter	$162.83	$143.69	$156.59	$0.67
Third Quarter	$179.97	$139.20	$173.41	$0.67
Fourth Quarter	$224.54	$172.18	$216.80	$0.67

BlackRock’s closing common stock price as of February 27, 2009 was $96.81.

Dividends

On February 26, 2009, the Board of Directors approved BlackRock’s quarterly dividend of $0.78 to be paid on March 23, 2009 to stockholders of record on March 9, 2009.

Merrill Lynch and its affiliates and PNC and its affiliates receive dividends on the non-voting participating preferred stock that they hold equivalent to the dividends received by common stockholders.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

During the three months ended December 31, 2008, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2008 through October 31, 2008	9,467	$194.60	—	751,400

November 1, 2008 through November 30, 2008	185	$116.61	—	751,400

December 1, 2008 through December 31, 2008	1,069	$134.67	—	751,400

Total	10,721	$187.28	—

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

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2008	2007	2006[1]	2005[2]	2004
Income statement data:
Revenue
Investment advisory and administration fees	$4,409	$4,360	$1,841	$1,018	$634
BlackRock Solutions and advisory	406	198	148	124	90
Distribution fees	139	123	36	11	—
Other revenue	110	164	73	38	1

Total revenue	5,064	4,845	2,098	1,191	725

Expenses
Employee compensation and benefits	1,815	1,767	934	588	386
Portfolio administration and servicing costs	597	548	173	64	50
Amortization of deferred mutual fund sales commissions	130	108	30	9	—
General and administration[3,4]	745	870	451	181	123
Restructuring charges	38	—	—	—	—
Termination of closed-end fund administration and servicing arrangements	—	128	—	—	—
Amortization of intangible assets	146	130	38	8	1

Total expenses	3,471	3,551	1,626	850	560

Operating income	1,593	1,294	472	341	165

Total non-operating income (expense)	(574)	529	56	35	35

Income before income taxes and non-controlling interests	1,019	1,823	528	376	200
Income tax expense	388	464	189	139	52

Income before non-controlling interests	631	1,359	339	237	148
Non-controlling interests	(155)	364	16	3	5

Net income	$786	$995	$323	$234	$143

Per share data5:
Basic earnings	$6.07	$7.75	$4.00	$3.64	$2.25
Diluted earnings	$5.91	$7.53	$3.87	$3.50	$2.17
Book value [6]	$92.89	$90.13	$83.57	$14.41	$12.07
Common and preferred cash dividends	$3.12	$2.68	$1.68	$1.20	$1.00

Item 6.	SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollar amounts in millions)	2008	2007	2006[1]	2005[2]	2004
Balance sheet data:
Cash and cash equivalents	$2,032	$1,656	$1,160	$484	$458
Investments	$1,429	$2,000	$2,098	$299	$228
Goodwill and intangible assets, net	$11,974	$12,073	$11,139	$484	$184
Total assets	$19,924	$22,561	$20,470	$1,848	$1,145
Short-term borrowings	$200	$300	$—	$—	$—
Long-term borrowings	$946	$947	$253	$254	$5
Total liabilities	$7,367	$10,387	$8,579	$916	$360
Non-controlling interests	$491	$578	$1,109	$10	$17
Stockholders’ equity	$12,066	$11,596	$10,782	$922	$768

	December 31,
(Dollar amounts in millions)	2008	2007	2006[1]	2005[2]	2004
Assets under management:
Fixed income	$483,173	$513,020	$448,012	$303,928	$240,709
Equity and balanced	280,821	459,182	392,708	37,303	14,792
Cash management	338,439	313,338	235,768	86,128	78,057
Alternative investment products	59,723	71,104	48,139	25,323	8,202

Sub Total	1,162,156	1,356,644	1,124,627	452,682	341,760
Advisory[7]	144,995	—	—	—	—

Total assets under management	$1,307,151	$1,356,644	$1,124,627	$452,682	$341,760

[1]	Significant increases in 2006 are primarily the result of the closing of the MLIM Transaction on September 29, 2006.
[2]	Significant increases in 2005 are partially due to the result of the closing of the SSR Transaction in January 2005.
[3]	Includes a 2006 fee sharing payment to MetLife, Inc. of $34 representing a one-time expense related to a large institutional real estate equity client account acquired in the SSR Transaction.
[4]

Includes a $6 impairment of intangible assets in 2004 which represented the write-off of an intangible management contract related to certain funds in which the portfolio manager resigned and the funds were subsequently liquidated.

[5]	Series A non-voting participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
[6]	At December 31 of the respective year-end.
[7]	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to risk factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Bank of America, Merrill Lynch or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of investment advisory and administration fees earned by BlackRock or the carrying value of certain assets and liabilities denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) the ability of BlackRock to effectively manage the former Quellos business along with its historical operations; (17) BlackRock’s success in maintaining the distribution of its products; (18) the impact of BlackRock electing to provide support to its products from time to time; and (19) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.307 trillion of assets under management (“AUM”) at December 31, 2008. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock Solutions® provides market risk management, financial strategic advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workouts, risk management and strategic planning and execution.

Severe market dislocations continued in 2008, with a broad range of markets delivering sharply negative returns. Such conditions continue to challenge investors worldwide, many of which have withdrawn from long-dated markets in favor of safe havens, such as money markets, deposits and U.S. Treasuries. The deterioration in net asset values adversely affected investors and investment managers. AUM ended the year at $1.307 trillion, down 4% since December 31, 2007. For the year, net new business totaled $167.6 billion, representing a 12% organic growth rate, which was overwhelmed by a $217.1 billion decline in asset values due to the severe fall in markets and U.S. dollar strengthening. During the last twelve months, we were awarded net inflows of $135.0 billion from U.S. investors and $32.6 billion from international investors. BlackRock Solutions had exceptionally robust results, adding 72 assignments during the year and completing 46 short-term mandates. For the year, BlackRock Solutions and advisory revenue exceeded $400 million, more than doubling the amount earned in 2007.

On September 29, 2006, Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for common and non-voting preferred stock such that immediately after such closing Merrill Lynch held approximately 45% of BlackRock’s common stock outstanding and approximately 49.3% of the Company’s capital stock on a fully diluted basis (the “MLIM Transaction”). On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1.719 billion in a combination of cash and common stock (the “Quellos Transaction”).

At December 31, 2008, Merrill Lynch owned approximately 44.2% of BlackRock’s voting common stock outstanding and approximately 48.2% of the Company’s capital stock on a fully diluted basis. The PNC Financial Services Group, Inc. (“PNC”) owned approximately 36.5% of BlackRock’s voting common stock outstanding and approximately 32.1% of the Company’s capital stock on a fully diluted basis.

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they hold for non-voting preferred stock. Following the closing of these exchanges on February 27, 2009, Bank of America/Merrill Lynch and PNC owned approximately 4.9% and 46.5% of BlackRock’s voting common stock, respectively. The capital stock held by Bank of America/Merrill Lynch and PNC in BlackRock remained largely unchanged at approximately 47.4% and 31.5% on a fully diluted basis, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2008, 2007 and 2006:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in millions, except per share data)

	Year ended December 31,			Variance
				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
GAAP basis:

Total revenue	$5,064	$4,845	$2,098	$219	5%	$2,747	131%
Total expenses	$3,471	$3,551	$1,626	$(80)	(2)%	$1,925	118%
Operating income	$1,593	$1,294	$472	$299	23%	$822	174%
Operating margin	31.4%	26.7%	22.5%
Non-operating income (expense), net of non-controlling interests	$(419)	$165	$40	$(584)	(354)%	$125	313%
Net income	$786	$995	$323	$(209)	(21)%	$672	208%
Diluted earnings per share (e)	$5.91	$7.53	$3.87	$(1.62)	(22)%	$3.66	95%

As adjusted:

Operating income (a)	$1,662	$1,518	$674	$144	9%	$844	125%
Operating margin (a)	38.7%	37.5%	36.7%
Non-operating income (expense), net of non-controlling interests (b)	$(381)	$153	$32	$(534)	(349)%	$121	378%
Net income (c), (d)	$858	$1,079	$445	$(221)	(20)%	$634	142%
Diluted earnings per share (c), (d), (e)	$6.45	$8.17	$5.33	$(1.72)	(21)%	$2.84	53%

Other:
Weighted average diluted shares outstanding (e)	132,996,426	132,088,810	83,358,394	907,616	1%	48,730,416	58%
Assets under management	$1,307,151	$1,356,644	$1,124,627	$(49,493)	(4)%	$232,017	21%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock reports its financial results on a GAAP basis; however, management believes that evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Certain prior period non-GAAP data has been reclassified to conform to the current presentation. Computations for all periods are derived from the Company’s consolidated statements of income as follows:

(a) Operating income, as adjusted and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items deemed non-recurring by management or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Operating income used for operating margin measurement equals operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Operating margin, as adjusted, equals operating income used for operating margin measurement, divided by revenue used for operating margin measurement, as indicated in the table below.

	Year ended
	2008	2007	2006
Operating income, GAAP basis	$1,593	$1,294	$472
Non-GAAP adjustments:
Restructuring charges	38	—	—
PNC LTIP funding obligation	59	54	50
Merrill Lynch compensation contribution	10	10	2
MLIM/Quellos integration costs	—	20	142
Termination of closed-end fund administration and servicing arrangements	—	128	—
Compensation expense related to (depreciation) appreciation on deferred compensation plans	(38)	12	8

Operating income, as adjusted	1,662	1,518	674
Closed-end fund launch costs	9	36	11
Closed-end fund launch commissions	—	6	3

Operating income used for operating margin measurement	$1,671	$1,560	$688

Revenue, GAAP basis	$5,064	$4,845	$2,098
Non-GAAP adjustments:
Portfolio administration and servicing costs	(598)	(548)	(173)
Amortization of deferred mutual fund sales commissions	(130)	(108)	(30)
Reimbursable property management compensation	(21)	(27)	(22)

Revenue used for operating margin, as adjusted, measurement	$4,315	$4,162	$1,873

Operating margin, GAAP basis	31.4%	26.7%	22.5%

Operating margin, as adjusted	38.7%	37.5%	36.7%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Restructuring charges recorded in 2008 consist of compensation costs and professional fees. MLIM and Quellos integration costs recorded in 2007 consist principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with these integrations. The expenses associated with: (i) the 2008 restructuring, (ii) MLIM and Quellos integration costs and (iii) the 2007 termination of the closed-end fund administration and servicing arrangements with Merrill Lynch have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value.

Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income.

Operating margin, as adjusted:

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Management believes that excluding such costs and commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods.

Revenue used for operating margin, as adjusted, excludes portfolio administration and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful because the Company receives offsetting revenue for these services. Amortization of deferred mutual fund sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represents compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). These employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock.

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

	Year ended December 31,
	2008	2007	2006
Non-operating income (expense), GAAP basis	$(574)	$529	$56
Non-controlling interests, GAAP basis	(155)	364	16

Non-operating income (expense), net of non-controlling interests	(419)	165	40
Compensation expense related to depreciation (appreciation) on deferred compensation plans	38	(12)	(8)

Non-operating income (expense), net of non-controlling interests, as adjusted	$(381)	$153	$32

Management believes that non-operating income (expense), as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense on the deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), net of non-controlling interests, as adjusted, provides useful measures to investors of BlackRock’s non-operating results.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(c) Net income, as adjusted:

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income, as adjusted, equals net income, GAAP basis, adjusted for significant non-recurring items as well as charges that ultimately will not impact BlackRock’s book value.

	Year ended December 31,
	2008	2007	2006
Net income, GAAP basis	$786	$995	$323
Non-GAAP adjustments, net of tax: (d)
Restructuring charges	26	—	—
PNC’s LTIP funding obligation	39	34	32
Merrill Lynch compensation contribution	7	6	1
MLIM/Quellos integration costs	—	13	89
Termination of closed-end fund administration and servicing arrangements	—	82	—
Corporate deferred income tax rate changes	—	(51)	—

Net income, as adjusted	$858	$1,079	$445

Diluted weighted average shares outstanding (e)	132,996,426	132,088,810	83,358,394

Diluted earnings per share, GAAP basis (e)	$5.91	$7.53	$3.87

Diluted earnings per share, as adjusted (e)	$6.45	$8.17	$5.33

The restructuring charges and the MLIM and Quellos integration costs reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, to help ensure the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. The termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from net income, as adjusted, as the termination of the arrangements is deemed non-recurring by management.

During third quarter 2007, the United Kingdom and Germany enacted legislation reducing corporate income taxes, effective in April and January of 2008, respectively, which resulted in a revaluation of certain deferred tax liabilities. The resulting decrease in income taxes has been excluded from net income, as adjusted, as it is non-recurring and to ensure comparability to current reporting periods.

(d) For the year ended December 31, 2008, non-GAAP adjustments were tax effected at 33%, BlackRock’s 2008 effective tax rate. Non-GAAP adjustments, for the year ended December 31, 2007, were tax effected at 36%, which approximated BlackRock’s 2007 effective tax rate after adjusting primarily for the impact of the United Kingdom and Germany corporate income tax rate reductions.

(e) Series A non-voting participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, The Netherlands, Japan, Hong Kong and Australia. The Company manages a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products for a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The Merrill Lynch International Investment Funds, the primary retail fund group offered outside the United States, were rebranded in April 2008 as the BlackRock Global Funds. The BlackRock Global Funds are authorized for distribution in more than 37 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement, which, following Bank of America’s acquisition of Merrill Lynch, runs through January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met. See Note 15, Related Party Transactions, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees, based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time or when investment performance exceeds certain contractual thresholds. As such, the timing of the recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic, investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services relating to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing for clients. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs include payments made to Merrill Lynch-affiliated entities under the global distribution agreement and to PNC-affiliated entities, as well as to third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

BlackRock holds investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity, and hedge funds. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Non-operating income (expense) includes the impact of the change in the valuations of these investments.

Assets Under Management

AUM for reporting purposes is generally based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM decreased approximately $49 billion, or 4%, to $1.307 trillion at December 31, 2008, compared with $1.357 trillion at December 31, 2007. The decline in AUM was attributable to $189 billion in net market depreciation and $28 billion in net foreign exchange losses, partially offset by $168 billion in net subscriptions.

BlackRock, Inc.

Assets Under Management

	Year ended December 31,			Variance

(Dollar amounts in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Fixed income	$483,173	$513,020	$448,012	(6)%	15%
Equity and balanced	280,821	459,182	392,708	(39)%	17%
Cash management	338,439	313,338	235,768	8%	33%
Alternative investment products	59,723	71,104	48,139	(16)%	48%

Sub Total	1,162,156	1,356,644	1,124,627	(14)%	21%
Advisory[1]	144,995	—	—	NM	NM

Total	$1,307,151	$1,356,644	$1,124,627	(4)%	21%

NM – Not Meaningful

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

Market depreciation of $189 billion was primarily due to depreciation in equity and balanced AUM of $160 billion, as equity markets declined during the year ended December 31, 2008, depreciation on fixed income products of $17 billion and alternative investment products of $13 billion. The $28 billion reduction in AUM from foreign exchange was across all asset classes due to the strengthening of the U.S. dollar which resulted in foreign exchange translation loss from converting non-dollar denominated AUM into U.S. dollars. Net subscriptions of $168 billion for the year ended December 31, 2008 were attributable to net new business of $145 billion in long-term advisory liquidation assignments, $26 billion in cash management products and $3 billion in alternative investment products, partially offset by $7 billion of net outflows in fixed income products.

The following table presents the component changes in BlackRock’s AUM for the years ended December 31, 2008, 2007 and 2006.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,

(Dollar amounts in millions)	2008	2007	2006
Beginning assets under management	$1,356,644	$1,124,627	$452,682
Net subscriptions	167,604	137,639	32,814
Acquisitions	—	21,868	589,158
Market appreciation (depreciation)	(188,950)	60,132	42,196
Foreign exchange[1]	(28,147)	12,378	7,777

Total change	(49,493)	232,017	671,945

Ending assets under management	$1,307,151	$1,356,644	$1,124,627

Percent change in total change in AUM from net subscriptions and acquisitions	NM	69%	93%
Percent change in total AUM	(4)%	21%	148%
Organic growth percentage	12%	12%	7%

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM during 2008.

(Dollar amounts in millions)	December 31, 2007	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign exchange [1]	December 31, 2008
Fixed income	$513,020	$(6,594)	$(17,031)	$(6,222)	$483,173
Equity and balanced	459,182	869	(160,448)	(18,782)	280,821
Cash management	313,338	25,670	1,339	(1,908)	338,439
Alternative investment products	71,104	2,903	(13,049)	(1,235)	59,723

Sub Total	1,356,644	22,848	(189,189)	(28,147)	1,162,156
Advisory[2]	—	144,756	239	—	144,995

Total	$1,356,644	$167,604	$(188,950)	$(28,147)	$1,307,151

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

Business Outlook

As fiscal 2009 began, domestic and international markets continued to reflect a difficult market environment due to a downturn in the global economy. Illiquid capital markets, lack of financing and forced deleveraging have resulted in extreme price declines across many asset classes. The U.S. housing market and credit markets continue to be ongoing concerns, and revelations of a massive alleged hedge fund fraud (in which none of BlackRock’s funds of funds were invested) have contributed to investors, industry-wide, seeking to redeem hedge fund and fund of funds holdings in record numbers.

The timing and direction of volatile markets, investment performance and new client asset flows will continue to impact the revenue the Company recognizes. The direction of markets, particularly real estate and private equity, will also affect the valuation of the assets on the Company’s balance sheet.

The Company notes that the global recession, declining asset values, the liquidity crunch and associated market disruption have impacted our business, including the value and mix of AUM and associated base fees. AUM and base fees may be affected by further market changes during the remainder of 2009.

•

The build-up of institutional liquidity assets experienced since the fourth quarter of 2007 may be temporary, as these assets are expected to be redeployed to longer-dated strategies as market conditions stabilize. The Company’s strategic focus on performance, globalization and product diversification, client service and independent advice may enable it to retain a portion of these assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Outlook (continued)

•

The liquidity crunch and associated market disruption have given rise to greater demand for our advisory services, marrying our extensive capital markets and structuring expertise with rigorous modeling and analytical capabilities. While we anticipate demand for these services to remain high through the volatile markets, demand may return to historical levels should market concerns ease. A meaningful percentage of BlackRock Solutions and advisory revenues in 2008 was composed of one-time advisory and portfolio structuring fees. Because this type of revenue is non-recurring, it is dependent on new assignments which may or may not continue, particularly at the same pace.

•

Alternative investment products with performance fee hurdles based on absolute performance measures and high water marks may not contribute performance fee revenue at levels that the Company has earned in prior periods.

•

The value of the Company’s co-investments in alternative products may continue to decline as the underlying value in certain assets classes, particularly real estate and private equity, continue to decline.

•	In early 2009, returns on many major equity indices have continued to decline from year-end 2008, which may impact the Company’s revenue in future periods.

•

The Company will continue to assess the appropriateness of its cost structure relative to the external environment. The Company may decide to take additional measures to reduce costs. While any measure would be expected to lower the cost base over time, certain measures may or may not have upfront implementation costs.

•	Given the severity of the market-driven revenue impacts mentioned above, the operating margins of the Company would be expected to decline, even in the face of cost saving measures.

•

There may be certain circumstances in which the Company may consider temporarily waiving fees on certain products. If these circumstances were to occur and fee waivers were to be granted, the revenues of the Company would be adversely affected.

•

The effective tax rate of the Company is affected, among other things, by the geographic distribution of earnings and global changes in tax legislation. The effective tax rate may vary from period to period as a result of these factors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%
Investment advisory and administration fees:
Fixed income	$892	$901	$(9)	(1)%
Equity and balanced	2,101	2,218	(117)	(5)%
Cash management	708	520	188	36%
Alternative investment products	531	371	160	43%

Investment advisory and administration base fees	4,232	4,010	222	6%
Fixed income	4	4	—	0%
Equity and balanced	95	107	(12)	(11)%
Alternative investment products	78	239	(161)	(67)%

Investment advisory performance fees	177	350	(173)	(49)%

Total investment advisory and administration fees	4,409	4,360	49	1%

BlackRock Solutions and advisory	406	198	208	105%
Distribution fees	139	123	16	13%
Other revenue	110	164	(54)	(32)%

Total revenue	$5,064	$4,845	$219	5%

Total revenue for the year ended December 31, 2008 increased $219 million, or 5%, to $5,064 million, compared with $4,845 million for the year ended December 31, 2007. The $219 million increase was primarily the result of a $208 million increase in BlackRock Solutions and advisory revenue and a $49 million increase in total investment advisory and administration fees, partially offset by a $54 million decrease in other revenue.

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $49 million, or 1%, was the result of an increase in investment advisory and administration base fees of $222 million, or 6%, to $4,232 million for the year ended December 31, 2008, compared with $4,010 million for the year ended December 31, 2007, partially offset by a decrease of $173 million in investment advisory performance fees.

The increase in investment advisory and administration base fees of $222 million for the year ended December 31, 2008, compared with the year ended December 31, 2007, consisted of increases in base fees of $188 million in cash management products and $160 million in alternative investment products, partially offset by decreases of $117 million in equity and balanced products and $9 million in fixed income products. Investment advisory and administration base fees increased for the year ended December 31, 2008 primarily as a result of increased average AUM in 2008 compared to 2007 for cash management products due to net subscriptions and alternative investment products due to the full year impact of the Quellos Transaction, offset by lower fees in equity and balanced products due to the impact of market depreciation on AUM.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Revenue (continued)

Investment Advisory and Administration Fees (continued)

Investment advisory performance fees decreased by $173 million, or 49%, to $177 million for the year ended December 31, 2008, as compared to $350 million for the year ended December 31, 2007 primarily as a result of lower investment advisory performance fees earned on other alternative investment products, including real estate funds, fixed income hedge funds and international equity products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue of $406 million for the year ended December 31, 2008 increased $208 million, or 105%, compared with the year ended December 31, 2007. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory assignments and Aladdin® assignments during the period. A portion of the revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees increased by $16 million to $139 million for the year ended December 31, 2008, as compared to $123 million for the year ended December 31, 2007. The increase in distribution fees is primarily due to the full-year impact of the acquisition of distribution financing arrangements from PNC in second quarter 2007, which resulted in the Company receiving distribution fees from such arrangements, as well as an increase in contingent deferred sales commissions as a result of redemptions in certain share classes of open-ended funds.

Other Revenue

Other revenue of $110 million for the year ended December 31, 2008 decreased $54 million, or 32%, compared with the year ended December 31, 2007. Other revenue represents property management fees of $31 million earned on real estate products (primarily related to reimbursement of salaries and benefits of certain Metric employees from certain real estate products), $25 million of net interest related to securities lending, $23 million of unit trust sales commissions and $31 million of other revenue, including fund accounting services.

The decrease in other revenue of $54 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was primarily the result of a decrease in fees earned for fund accounting services of $16 million, a $14 million decline in other advisory service fees earned in 2007, a $12 million decline in unit trust sales commissions and a $7 million decline in property management fees primarily related to the termination in the fourth quarter of 2008 of certain Metric contracts with BlackRock real estate clients. Certain Metric employees have been transferred to a third party, which will provide to real estate clients the property management services formerly provided by Metric. At December 31, 2008, Metric had no remaining employees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%
Expenses:
Employee compensation and benefits	$1,815	$1,767	$48	3%
Portfolio administration and servicing costs	597	548	49	9%
Amortization of deferred mutual fund sales commissions	130	108	22	20%
General and administration	745	870	(125)	(14)%
Restructuring charges	38	—	38	NM
Termination of closed-end fund administration and servicing arrangements	—	128	(128)	(100)%
Amortization of intangible assets	146	130	16	12%

Total expenses	$3,471	$3,551	$(80)	(2)%

NM – Not Meaningful

Total expenses decreased $80 million, or 2%, to $3,471 million for the year ended December 31, 2008, compared with $3,551 million for the year ended December 31, 2007. The decrease was attributable to a one-time expense of $128 million related to the termination of certain closed-end fund administration and servicing arrangements in 2007 and a $125 million decrease in general and administration expenses, partially offset by increases in portfolio administration and servicing costs, employee compensation and benefits, restructuring charges, amortization of deferred mutual fund sales commissions, and amortization of intangible assets. The year ended December 31, 2007, included $20 million of MLIM and Quellos integration costs, which were primarily recorded in general and administration expense.

Employee Compensation and Benefits

Employee compensation and benefits expense increased $48 million, or 3%, to $1,815 million at December 31, 2008, compared to $1,767 million for the year ended December 31, 2007. The increase in employee compensation and benefits expense was primarily attributable to a $91 million increase in salaries and benefits offset by a $38 million decrease in deferred compensation which is primarily linked to depreciation on assets related to certain deferred compensation plans. The increase of $91 million in salaries and benefits was primarily due to an increase in headcount throughout the majority of 2007 and 2008 (including the impact associated with the fund of funds acquisition in 2007). Full time employees at December 31, 2008 totaled 5,341 (including the impact of a reduction in force in the fourth quarter) as compared to 5,952 (including Metric) at December 31, 2007. The decline in deferred compensation of $38 million is substantially offset by the change in valuations of investments set aside for these plans, which are included in non-operating income (expense).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $49 million, or 9%, to $597 million during the year ended December 31, 2008, compared to $548 million for the year ended December 31, 2007. These costs include payments to Merrill Lynch under the global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $49 million increase related primarily to higher levels of average AUM in cash management products.

Portfolio administration and servicing costs for the year ended December 31, 2008 included $464 million of costs attributable to Merrill Lynch and affiliates and $30 million of costs attributable to PNC and affiliates as compared to $444 million and $28 million, respectively, in the year ended December 31, 2007. The increased costs attributable to Merrill Lynch is offset by approximately $10 million expense reduction associated with the 2007 termination of closed-end fund administration and servicing arrangements. Portfolio administration and servicing costs related to other non-related third parties increased $30 million as a result of an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions increased by $22 million to $130 million for the year ended December 31, 2008, as compared to $108 million for the year ended December 31, 2007. The increase in amortization of deferred mutual fund sales commissions was primarily the result of the acquisition of distribution financing arrangements from PNC in second quarter 2007 as well as higher sales and redemptions in certain share classes of open-ended funds.

General and Administration Expense

(Dollar amounts in millions)	Year ended December 31,		Variance
	2008	2007	Amount	%
General and administration expense:
Portfolio services	$171	$170	$1	1%
Marketing and promotional	156	169	(13)	(8)%
Occupancy	138	130	8	6%
Technology	116	118	(2)	(1)%
Professional services	77	94	(17)	(18)%
Closed-end fund launch costs	9	36	(27)	(74)%
Other general and administration	78	153	(75)	(50)%

Total general and administration expense	$745	$870	$(125)	(14)%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Expenses (continued)

General and administration expenses decreased $125 million, or 14%, for the year ended December 31, 2008 compared with the year ended December 31, 2007. Other general and administration costs decreased $75 million, or 50%, to $78 million from $153 million, primarily related to a $49 million decrease in foreign currency remeasurement costs and $26 million decrease in costs associated with the support of two enhanced cash funds. Closed-end funds launch costs decreased $27 million as compared to the year ended December 31, 2007 due to three closed-end funds launched during the year ended December 31, 2007, which generated approximately $3.0 billion in AUM as compared to two closed-end funds launched in the year ended December 31, 2008, which generated approximately $400 million in AUM. Professional services decreased $17 million, or 18%, to $77 million compared to $94 million for the year ended December 31, 2007 primarily due to decreases in accounting, tax and other consulting costs related to the MLIM integration in 2007. Marketing and promotional expenses decreased $13 million, or 8%, primarily due to a decline in travel and promotional expenses. The decrease was partially offset by an $8 million, or 6%, increase in occupancy expenses to $138 million compared to $130 million for the year ended December 31, 2007 as a result of expansion of offices worldwide (including the full-year impact of the Quellos Transaction).

Restructuring Charges

For the year ended December 31, 2008, BlackRock recorded pre-tax restructuring charges of $38 million, primarily related to severance, outplacement costs and accelerated amortization of certain previously granted stock awards associated with a 9% reduction in work force. See Restructuring charges discussion in Note 18 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Termination of Closed-end Fund Administration and Servicing Arrangements

For the year ended December 31, 2007, BlackRock recorded a one-time expense of $128 million related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Amortization of Intangible Assets

The $16 million increase in the amortization of intangible assets to $146 million for the year ended December 31, 2008, compared to $130 million for the year ended December 31, 2007, primarily reflects the full-year impact of the amortization of finite-lived intangible assets acquired in the Quellos Transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Non-Operating Income (Expense), Net of Non-Controlling Interests

Non-operating income (expense), net of non-controlling interests, for the years ended December 31, 2008 and 2007 was as follows:

(Dollar amounts in millions)	Year ended December 31,		Variance
	2008	2007	Amount	%
Total non-operating income (expense)	$(574)	$529	$(1,103)	(208)%
Non-controlling interests	(155)	364	(519)	143%

Total non-operating income (expense), net of non-controlling interests	$(419)	$165	$(584)	(353)%

The components of non-operating income (expense), net of non-controlling interests, for the years ended December 31, 2008 and 2007 were as follows:

(Dollar amounts in millions)	Year ended December 31,		Variance
	2008	2007	Amount	%
Non-operating income (expense), net of non-controlling interests:
Net gain (loss) on investments, net of non-controlling interests:
Private equity	$(28)	$65	$(93)	(144)%
Real estate	(127)	34	(161)	(475)%
Hedge funds/funds of hedge funds	(194)	23	(217)	NM
Investments related to deferred compensation plans	(38)	12	(50)	(419)%
Other investments[1]	(30)	8	(38)	(441)%

Total net gain (loss) on investments, net of non-controlling interests	(417)	142	(559)	(393)%
Interest and dividend income	65	74	(9)	(13)%
Interest expense	(66)	(49)	(17)	33%
Other non-controlling interest[2]	(1)	(2)	1	67%

Total non-operating income (expense), net of non-controlling interests	(419)	165	(584)	(353)%
Compensation expense related to depreciation (appreciation) on deferred compensation plans	38	(12)	50	419%

Non-operating income (expense), net of non-controlling interests, as adjusted	$(381)	$153	$(534)	(348)%

NM – Not Meaningful

[1]	Includes net gains/(losses) related to equity and fixed income investments, collateralized debt obligations (“CDOs”) and BlackRock’s seed capital hedging program.
[2]	Includes non-controlling interest related to operating entities (non-investment activities).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Non-Operating Income (Expense), Net of Non-Controlling Interests (continued)

Non-operating income, net of non-controlling interests, decreased $584 million to $419 million of expense for the year ended December 31, 2008, as compared to non-operating income, net of non-controlling interests of $165 million for the year ended December 31, 2007. The decrease in net non-operating income primarily reflects declines in valuations from seed investments and co-investments in real estate funds, private equity and hedge funds/funds of hedge funds (which includes the impact of a $141 million decline in valuations of distressed credit products) and a $50 million decline in valuations of investments associated with certain deferred compensation plans. In addition, net interest expense increased $26 million primarily related to incremental interest expense related to the full year impact of the issuance of long-term debt in September 2007.

Income Taxes

Income tax expense was $388 million and $464 million for the years ended December 31, 2008 and 2007, respectively. The effective income tax rate for the year ended December 31, 2008 was 33.0%, as compared to 31.8% for the year ended December 31, 2007. The increase in the effective income tax rate was primarily the result of a one-time tax benefit of $51 million recognized in 2007 due to tax legislation changes enacted in the third quarter 2007 in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities. Accordingly, BlackRock revalued its deferred tax liabilities in these jurisdictions. Excluding this deferred income tax benefit, the 2007 adjusted effective tax rate was 35.3%. The effective income tax rate for the year ended December 31, 2008 declined as compared to the 2007 adjusted effective tax rate, primarily as a result of the impact of foreign taxes.

Operating Income and Operating Margin

GAAP

Operating income totaled $1,593 million for the year ended December 31, 2008, which was an increase of $299 million compared to the year ended December 31, 2007. The Company’s operating margin was 31.4% for the year ended December 31, 2008, compared to 26.7% for the year ended December 31, 2007. Operating income and operating margin for the year ended December 31, 2008 included the impact of a $50 million foreign currency remeasurement benefit and a $38 million deferred compensation benefit due to depreciation on assets related to certain deferred compensation plans, offset by $38 million of restructuring charges. Operating income and operating margin for the year ended December 31, 2007 included the impact related to the termination of certain closed-end fund servicing and administration arrangements of $128 million, $42 million of closed-end fund launch costs and commissions and $20 million of MLIM integration costs.

As Adjusted

Operating income, as adjusted, totaled $1,662 million for the year ended December 31, 2008, which was an increase of $144 million compared to the year ended December 31, 2007. Operating margin, as adjusted, was 38.7% and 37.5% for the years ended December 31, 2008 and 2007, respectively. The growth of operating income, as adjusted, and operating margin, as adjusted, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily related to the impact of $219 million of revenue growth (including the full year impact of the Quellos Transaction) and the impact of a $49 million decline in foreign currency remeasurement costs, offset by a $91 million increase in salaries and benefits and a $16 million increase in amortization of finite-lived intangible assets primarily associated with the Quellos Transaction.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Net Income

The components of net income and net income, as adjusted, for the years ended December 31, 2008 and 2007 are as follows:

	Year ended December 31,			Year ended December 31,
	2008	2007	Variance %	2008	2007	Variance %
	GAAP	GAAP		As adjusted	As adjusted
Operating income	$1,593	$1,294	23%	$1,662	$1,518	9%
Non-operating income (expense), net of non-controlling interests	(419)	165	(354)%	(381)	153	(349)%
Income tax expense	(388)	(464)	(16)%	(423)	(592)	(29)%

Net income	$786	$995	(21)%	$858	$1,079	(20)%

Diluted earnings per share	$5.91	$7.53	(22)%	$6.45	$8.17	(21)%

Net income for the year ended December 31, 2008 includes operating income of $1,593, or $8.02 per diluted share, and non-operating losses, net of non-controlling interests, of $419 million, or $2.11 per diluted share, versus an $0.80 gain per diluted share in 2007. Net income totaled $786 million, or $5.91 per diluted share, for the year ended December 31, 2008, which was a decrease of $209 million, or $1.62 per diluted share, compared to the year ended December 31, 2007.

Net income for the year ended December 31, 2008 included the after-tax impact of the portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC, an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees and restructuring charges of $39 million, $7 million, and $26 million, respectively.

Net income of $995 million for the year ended December 31, 2007 included the after-tax impact related to the termination of certain closed-end fund administration and servicing arrangements of $82 million, the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $34 million, MLIM integration costs of $13 million and an expected contribution by Merrill Lynch of $6 million to fund certain compensation of former MLIM employees. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51 million in income tax expense which is included in net income.

Exclusive of these items in both periods, diluted earnings per share, as adjusted, for the year ended December 31, 2008 decreased $1.72, or 21%, to $6.45 compared to the year ended December 31, 2007. Diluted earnings per share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006

The following table presents the component changes in BlackRock’s AUM for 2007.

(Dollar amounts in millions)	December 31, 2006	Net subscriptions	Acquisition/ reclassifications [1]	Market appreciation	Foreign exchange[2]	December 31, 2007
Fixed income	$448,012	$27,196	$14,037	$20,091	$3,684	$513,020
Equity and balanced	392,708	23,489	—	35,016	7,969	459,182
Cash management	235,768	75,272	—	1,933	365	313,338
Alternative investment products	48,139	11,682	7,831	3,092	360	71,104

Total	$1,124,627	$137,639	$21,868	$60,132	$12,378	$1,356,644

[1]

Data reflects reclassification of $14 billion of fixed income oriented absolute return and structured products to fixed income from alternative investments, as well as the $22 billion of net assets acquired in the Quellos Transaction on October 1, 2007.

[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.

Operating results for the year ended December 31, 2007 reflect the full year impact of the MLIM Transaction, which closed on September 29, 2006. With the exception of BlackRock Solutions and advisory, the magnitude of the acquired business is the primary driver of most line item variances in the analysis below comparing the year ended December 31, 2007 to the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

Revenue

(Dollar amounts in millions)	Year ended December 31,		Variance
	2007	2006	Amount	%
Investment advisory and administration fees:
Fixed income	$901	$590	$311	53%
Equity and balanced	2,218	625	1,593	255%
Cash management	520	203	317	156%
Alternative investment products	371	181	190	105%

Investment advisory and administration base fees	4,010	1,599	2,411	151%
Fixed income	4	6	(2)	(33)%
Equity and balanced	107	20	87	435%
Alternative investment products	239	216	23	11%

Investment advisory performance fees	350	242	108	45%

Total investment advisory and administration fees	4,360	1,841	2,519	137%
BlackRock Solutions and advisory	198	148	50	34%
Distribution fees	123	36	87	242%
Other revenue	164	73	91	125%

Total revenue	$4,845	$2,098	$2,747	131%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Revenue (continued)

Total revenue for the year ended December 31, 2007 increased $2,747 million, or 131%, to $4,845 million, compared with $2,098 million for the year ended December 31, 2006. The $2,747 million increase was primarily the result of a $2,519 million increase in total investment advisory and administration fees, an $87 million increase in distribution fees, a $50 million increase in BlackRock Solutions and advisory, and a $91 million increase in other revenue.

Investment Advisory and Administration Fees

The increase in investment advisory and administration fees of $2,519 million, or 137%, was the result of an increase in investment advisory and administration base fees of $2,411 million, or 151%, to $4,010 million for the year ended December 31, 2007, compared with $1,599 million for the year ended December 31, 2006, along with an increase of $108 million in investment advisory performance fees. Investment advisory and administration base fees increased for the year ended December 31, 2007 primarily due to the MLIM Transaction, which added $589 billion in AUM on September 29, 2006 and additional increased AUM of $232 billion during 2007.

The increase in investment advisory and administration base fees of $2,411 million for the year ended December 31, 2007, compared with the year ended December 31, 2006 consisted of increases of $1,593 million in equity and balanced products, $317 million in cash management products, $311 million in fixed income products, and $190 million in alternative investment products. The increase in investment advisory and administration base fees for all products was driven by AUM acquired in the MLIM Transaction on September 29, 2006, as well as increases in AUM of $66 billion, $65 billion, $78 billion and $23 billion, respectively, over the past twelve months, which includes the $22 billion of alternative investment AUM acquired in the Quellos Transaction.

Investment advisory performance fees increased by $108 million, or 45%, to $350 million for the year ended December 31, 2007, compared to $242 million for the year ended December 31, 2006 primarily due to higher performance fees on equity and fixed income hedge funds, as well as real estate equity products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue of $198 million for the year ended December 31, 2007 increased $50 million, or 34%, compared with the year ended December 31, 2006. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory and Aladdin assignments during the period.

Distribution Fees

Distribution fees increased by $87 million to $123 million for the year ended December 31, 2007, as compared to $36 million for the year ended December 31, 2006. The increase in distribution fees is primarily due to the acquisition of distribution financing arrangements from the MLIM Transaction in third quarter 2006 and from PNC in second quarter 2007, which resulted in the Company receiving distribution fees from such arrangements.

Other Revenue

Other revenue of $164 million for the year ended December 31, 2007 increased $91 million compared with the year ended December 31, 2006. Other revenue represents property management fees of $38 million earned on real estate products (primarily related to reimbursement of salaries and benefits of certain Metric employees from certain real estate products), fees for fund accounting of $27 million, net interest related to securities lending of $27 million and $14 million for other advisory service fees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Revenue (continued)

The increase in other revenue of $91 million, or 125%, for the year ended December 31, 2007 as compared to $73 million for the year ended December 31, 2006 was primarily the result of an increase of $25 million in unit trust sales commissions, an increase of $21 million in fees earned related to securities lending, a $15 million increase in fund accounting services, and a $14 million increase for other advisory service fees.

Expenses

(Dollar amounts in millions)	Year ended December 31,		Variance
	2007	2006	Amount	%
Expenses:
Employee compensation and benefits	$1,767	$934	$833	89%
Portfolio administration and servicing costs	548	173	375	217%
Amortization of deferred mutual fund sales commissions	108	30	78	260%
General and administration	870	417	453	109%
Termination of closed-end fund administration and servicing arrangements	128	—	128	NM
Fee sharing payment	—	34	(34)	(100)%
Amortization of intangible assets	130	38	92	242%

Total expenses	$3,551	$1,626	$1,925	118%

NM – Not Meaningful

Total expenses, which reflect the full-year impact of the MLIM Transaction on September 29, 2006, increased $1,925 million, or 118%, to $3,551 million for the year ended December 31, 2007, compared with $1,626 million for the year ended December 31, 2006. Total expenses included integration charges related to the MLIM Transaction of $20 million and $142 million in 2007 and 2006, respectively. The year ended December 31, 2007 included $20 million of total MLIM and Quellos integration charges primarily in general and administration, compared to integration charges of $45 million related to employee compensation and benefits and $97 million related to general and administration, respectively, in the year ended December 31, 2006.

Employee Compensation and Benefits

Employee compensation and benefits increased by $833 million, or 89%, to $1,767 million, at December 31, 2007 compared to $934 million for the year ended December 31, 2006. The increase in employee compensation and benefits was primarily attributable to increases in incentive compensation, salaries and benefits and stock-based compensation of $406 million, $368 million and $66 million, respectively. The $406 million, increase in incentive compensation is primarily attributable to higher operating income and direct incentives associated with higher performance fees earned on the Company’s alternative investment products. The $368 million increase in salaries and benefits was primarily attributable to higher staffing levels associated with the MLIM and Quellos Transactions and business growth. Employees (including employees of Metric) at December 31, 2007 totaled 5,952 as compared to 5,113 at December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs increased $375 million to $548 million during the year ended December 31, 2007, compared to $173 million for the year ended December 31, 2006. These costs include payments to Merrill Lynch under the global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

Portfolio administration and servicing costs for the year ended December 31, 2007 included $444 million of costs attributable to Merrill Lynch and affiliates and $28 million of costs attributable to PNC and other affiliates as compared to $96 million and $25 million, respectively, in the year ended December 31, 2006. Portfolio administration and servicing costs related to other non-related parties increased $28 million as a result of an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions increased by $78 million to $108 million for the year ended December 31, 2007, as compared to $30 million for the year ended December 31, 2006. The increase in amortization of deferred mutual fund sales commissions was primarily the result of the acquisition of distribution financing arrangements from MLIM at the end of third quarter 2006 and from PNC in second quarter 2007.

General and Administration Expense

(Dollar amounts in millions)	Year ended December 31,		Variance
	2007	2006	Amount	%
General and administration expense:
Portfolio services	$170	$52	$118	228%
Marketing and promotional	169	100	69	69%
Occupancy	130	64	66	103%
Technology	118	61	57	93%
Professional services	94	73	21	30%
Closed-end fund launch costs	36	11	25	207%
Other general and administration	153	56	97	177%

Total general and administration expense	$870	$417	$453	109%

General and administration expense increased $453 million, or 109%, for the year ended December 31, 2007 to $870 million, compared to $417 million for the year ended December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Expenses (continued)

General and Administration Expense (continued)

Portfolio services costs increased by $118 million to $170 million, relating to supporting higher AUM levels and increased trading activities. Marketing and promotional expense increased $69 million, or 69%, to $169 million for the year ended December 31, 2007, compared to $100 million for the year ended December 31, 2006 primarily due to increased marketing activities, including $85 million related to domestic and international marketing efforts, partially offset by a decrease of $16 million related to BlackRock’s advertising and rebranding campaign in 2006. Occupancy costs for the year ended December 31, 2007 totaled $130 million, representing a $66 million, or 103%, increase from $64 million for the year ended December 31, 2006. The increase in occupancy costs primarily reflects costs related to the expansion of corporate facilities as a result of the MLIM and Quellos Transactions and business growth. Technology expenses increased $57 million, or 93%, to $118 million compared to $61 million for the year ended December 31, 2006 primarily due to a $13 million increase in technology consulting expenses, a $19 million increase in hardware depreciation expense and a $15 million increase in software licensing and maintenance costs. Closed-end fund launch costs totaled $36 million for the year ended December 31, 2007 relating to three new closed-end funds launched during the year, generating approximately $3.0 billion in AUM. Closed-end fund launch costs for the year ended December 31, 2006 totaled $11 million relating to three new closed-end funds launched during the period, generating $2.2 billion in AUM. Professional services increased $21 million, or 30%, to $94 million compared to $73 million for the year ended December 31, 2006 primarily due to increased accounting, tax and legal services necessary to support business growth. Other general and administration costs increased by $97 million to $153 million from $56 million, including $24 million of capital contributions to two enhanced cash funds in support of fund net asset values and a $12 million charge reflecting the valuation of capital support agreements covering certain securities remaining in the funds and a $32 million increase in office related expenses.

Termination of Closed-end Fund Administration and Servicing Arrangements

For the year ended December 31, 2007, BlackRock recorded an expense of $128 million related to the termination of administration and servicing arrangements with Merrill Lynch on 40 closed-end funds with original terms of 30-40 years.

Fee Sharing Payment

For the year ended December 31, 2006, BlackRock recorded a fee sharing payment of $34 million, representing a payment related to a large institutional real estate equity client account acquired in the SSR Transaction in January 2005.

Amortization of Intangible Assets

The $92 million increase in the amortization of intangible assets to $130 million for the year ended December 31, 2007, compared to $38 million for the year ended December 31, 2006, primarily reflects amortization of finite-lived intangible assets acquired in the MLIM and Quellos Transactions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Non-Operating Income, Net of Non-Controlling Interests

Non-operating income, net of non-controlling interests, for the years ended December 31, 2007 and 2006 was as follows:

(Dollar amounts in millions)	Year ended December 31,		Variance
	2007	2006	Amount	%
Total non-operating income	$529	$56	$473	NM
Non-controlling interests	364	16	(348)	NM

Total non-operating income, net of non-controlling interests	$165	$40	$125	313%

NM – Not Meaningful

The components of non-operating income, net of non-controlling interests, for the year ended December 31, 2007 and 2006 were as follows:

(Dollar amounts in millions)	Year ended December 31,		Variance
	2007	2006	Amount	%
Non-operating income, net of non-controlling interests:
Net gain on investments, net of non-controlling interests:
Private equity	$65	$—	$65	NM
Real estate	34	1	33	NM
Hedge funds/funds of hedge funds	23	7	16	228%
Investments related to deferred compensation plans	12	8	4	50%
Other investments[1]	8	5	3	60%

Total net gain on investments, net of non-controlling interests	142	21	121	NM
Other non-controlling interest[2]	(2)	—	(2)	NM
Interest and dividend income	74	29	45	153%
Interest expense	(49)	(10)	(39)	398%

Total non-operating income, net of non-controlling interests	165	40	125	313%
Compensation expense related to (appreciation) on deferred compensation plans	(12)	(8)	(4)	(50)%

Non-operating income, net of non-controlling interests, as adjusted	$153	$32	$121	378%

NM – Not Meaningful

[1]	Includes net gains/(losses) related to equity and fixed income investments, CDOs and BlackRock’s seed capital hedging program.
[2]	Includes non-controlling interest related to operating entities (non-investment activities).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Non-Operating Income, Net of Non-Controlling Interests (continued)

Non-operating income, net of non-controlling interests, increased $125 million to $165 million for the year ended December 31, 2007, compared to $40 million for the year ended December 31, 2006 as a result of a $121 million increase in net gain on investments, net of non-controlling interests, and a $45 million increase in interest and dividend income, partially offset by a $39 million increase in interest expense primarily related to borrowings under BlackRock’s revolving credit agreement and the $700 million issuance of long-term debt in September 2007. The increase in net gain on investments, net of non-controlling interests, was primarily due to market appreciation and investment gains from seed investments in private equity products, real estate equity products and other alternative products including hedge funds and funds of funds, partially offset by $14 million of increased impairments related to seed investments in collateralized debt obligations.

Income Taxes

Income tax expense was $464 million and $189 million for the years ended December 31, 2007 and 2006, respectively, representing effective income tax rates of 31.8% and 37.0%, respectively. The reduction in the effective tax rate is primarily the result of a one-time deferred income tax benefit of $51 million, recognized in the third quarter of 2007, due to tax legislation changes enacted in third quarter 2007 in the United Kingdom and Germany that reduced corporate income tax rates in those jurisdictions in 2008. Accordingly, BlackRock revalued its deferred tax liabilities in these jurisdictions. Excluding this deferred income tax benefit, the 2007 adjusted effective tax rate was 35.3%.

Operating Income and Operating margin

GAAP

Operating income totaled $1,294 million for the year ended December 31, 2007 which was an increase of $822 million compared to the year ended December 31, 2006. Operating margin was 26.7% for the year ended December 31, 2007 compared to 22.5% for the year ended December 31, 2006. Operating income and operating margin for the year ended December 31, 2007 reflect the impact of $128 million for the termination of closed-end fund administration and servicing arrangements with Merrill Lynch, $42 million of closed-end fund launch costs and commissions, $20 million of integration costs, as well as the full year impact of the MLIM Transaction. Operating income and operating margin for the year ended December 31, 2006 reflect $142 million of integration costs, $14 million of closed-end fund launch costs and commissions, the impact of the MLIM Transaction subsequent to closing on September 29, 2006, as well as a $34 million fee sharing payment in conjunction with the SSR Transaction.

As Adjusted

Operating income, as adjusted, totaled $1,518 million for the year ended December 31, 2007 which was an increase of $844 million compared to the year ended December 31, 2006. Operating margin, as adjusted, was 37.5% and 36.7% for the years ended December 31, 2007 and 2006, respectively. Operating income and operating margin, as adjusted, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 include the full year impact of the MLIM Transaction, as well as the impact of the Quellos Transaction which closed on October 1, 2007.

Operating margin and operating income, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2007, as compared with the year ended December 31, 2006 (continued)

Net Income

The components of net income and net income, as adjusted, for the years ended December 31, 2007 and 2006 are as follows:

	Year ended December 31,		Variance %	Year ended December 31,		Variance %
	2007	2006		2007	2006
	GAAP	GAAP		As adjusted	As adjusted

Operating income	$1,294	$472	174%	$1,518	$674	125%
Non-operating income, net of non-controlling interests	165	40	313%	153	32	378%
Income tax expense	(464)	(189)	146%	(592)	(261)	127%

Net income	$995	$323	208%	$1,079	$445	142%

Diluted earnings per share	$7.53	$3.87	95%	$8.17	$5.33	53%

Net income totaled $995 million, or $7.53 per diluted share, for the year ended December 31, 2007, which was an increase of $672 million, or $3.66 per diluted share, compared to the year ended December 31, 2006.

Net income for the year ended December 31, 2007 includes $82 million related to the after-tax impacts of the termination of closed-end fund administration and servicing arrangements with Merrill Lynch, $34 million related to the portion of certain LTIP awards to be funded through a capital contribution of BlackRock common stock held by PNC, $13 million related to integration costs associated with the MLIM Transactions and $6 million related to an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51 million in income tax expense which is included in net income. MLIM integration costs primarily include compensation costs, professional fees and rebranding costs.

Net income of $323 million during the year ended December 31, 2006 included the after-tax impacts of the portion of certain LTIP awards to be funded through a capital contribution of $32 million of BlackRock common stock held by PNC, MLIM integration costs of $89 million and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former MLIM employees. Exclusive of these items, fully diluted earnings per share, as adjusted, for the year ended December 31, 2007 increased $2.84, or 53%, to $8.17 compared to $5.33 for the year ended December 31, 2006.

Liquidity and Capital Resources

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions and advisory products and services, mutual fund distribution fees and realized earnings and distributions on the Company’s investments. BlackRock primarily uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchases of co- and seed investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

PART I — FINANCIAL INFORMATION (continued)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

In accordance with GAAP, certain BlackRock sponsored investment funds are consolidated into the consolidated financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority economic interest in these funds. As a result, BlackRock’s consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds. The Company uses an adjusted cash flow, which excludes the impact of consolidated sponsored investment funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds, provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the Company’s consolidated statements of cash flows presented on a GAAP basis to the Company’s consolidated statements of cash flows, excluding the impact on cash flows of consolidated sponsored investment funds:

	Year Ended December 31, 2008
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$1,916	$413	$1,503

Cash flows from investing activities	(394)	(9)	(385)

Cash flows from financing activities	(887)	(410)	(477)

Effect of exchange rate changes on cash and cash equivalents	(259)	—	(259)

Net change in cash and cash equivalents	376	(6)	382

Cash and cash equivalents, beginning of period	1,656	67	1,589

Cash and cash equivalents, end of period	$2,032	$61	$1,971

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds, at December 31, 2008 increased $382 million from December 31, 2007, primarily resulting from $1,503 million of cash inflows from operating activities, offset by $385 million of cash outflows from investing activities, $477 million of cash outflows from financing activities, and a $259 million decrease due to the effect of foreign exchange rates.

PART I — FINANCIAL INFORMATION (continued)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds (continued)

Cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, for the year ended December 31, 2008, primarily include the receipt of investment advisory and administration fees and other revenue offset by the payment of operating expenses incurred in the normal course of business. Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds, in the year ended December 31, 2008 included cash payments related to year end incentive compensation that is paid in the first quarter. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds, for the year ended December 31, 2008 primarily include net purchases of investments that are made to establish a performance track record, to co-invest with clients or to hedge exposure to certain deferred compensation plans. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds, for the year ended December 31, 2008 primarily include $419 million of payments for cash dividends and a net $100 million repayment of short-term borrowings.

Capital Resources

The Company manages its consolidated financial condition and funding to maintain appropriate liquidity for the business. Capital resources at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$2,032	$1,656
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(61)	(67)
Regulatory capital[2]	(172)	(217)
2007 credit facility - undrawn[3,4]	2,171	2,100

Committed access	$3,970	$3,472

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Partially met with cash and cash equivalents.
[3]	Net of outstanding letters of credit totaling $0 million and $100 million at December 31, 2008 and 2007, respectively.
[4]	Excludes $129 million of undrawn amounts at December 31, 2008 related to Lehman Commercial Paper, Inc.

In addition, a significant portion of the Company’s $1,011 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Short-term Borrowings

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 0.5 to 1 at December 31, 2008.

At December 31, 2008, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.61% and a maturity date during January 2009. During January 2009, the Company rolled over the $200 million in borrowings with an interest rate of 0.56% and a maturity date during February 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Short-term Borrowings (continued)

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts.

In addition, in December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the 2007 facility in an aggregate amount of $100 million. In December 2008, the letters of credit were terminated.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At December 31, 2008, the Company had no borrowings outstanding under the Japan Commitment-line.

Conversion of Convertible Debentures During 2008

During October 2008, the convertible debentures became convertible at the option of the holders into cash and shares of the Company’s common stock after the trustee determined that the trading price for the convertible debentures on each day of a five consecutive trading day period was less than 103% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date. During the conversion period holders of $0.5 million of convertible debentures elected to convert their holdings into cash and shares.

Support of Two Enhanced Cash Funds

At December 31, 2008, BlackRock managed approximately $338 billion in cash management assets. Of this amount, approximately $350 million was held by two private placement enhanced cash funds. During 2007 and 2008, market events reduced the liquidity of certain securities, including securities issued by asset-backed structured investment vehicles held by these two funds.

During 2007, BlackRock made investments in the funds to enhance fund liquidity and to facilitate redemptions. At December 31, 2008, BlackRock’s total net investment in these two funds was approximately $82 million. BlackRock also provided capital contributions in 2007 and 2008 totaling $24 million and $3 million, respectively, to help preserve a one dollar net asset value per share for these two funds. These capital contributions resulted in an increase to general and administration expense.

In December 2007, BlackRock entered into capital support agreements with the two funds, backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. In December 2008, BlackRock’s maximum potential obligation under the capital support agreements was reduced to $45 million, and in January 2009, one capital support agreement was terminated, due to the closure of the related fund, leaving only one capital support agreement, with a total $20 million potential obligation outstanding. Subsequent to December 31, 2008, the funds distributed approximately $100 million in aggregate to investors as a result of security sales and maturities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Support of Two Enhanced Cash Funds (continued)

BlackRock recorded $12 million and $7 million in general and administration expense in 2007 and 2008, respectively, and a corresponding liability at December 31, 2008 related to the fair value of the capital support agreements with the two funds. The fair value of the potential liability related to the capital support agreements will fluctuate in subsequent periods based principally on projected cash flows of the specified securities covered by the capital support agreements and market liquidity.

In addition, BlackRock may, at its option, from time to time, purchase securities from the funds at the greater of the funds’ amortized cost or fair value. In the event securities are purchased at amortized cost, a loss would be recorded based on the difference from fair value. During 2008, BlackRock purchased one security resulting in $6 million of non-operating losses.

At December 31, 2008, in applying the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), BlackRock concluded that it is the primary beneficiary of the two enhanced cash funds which resulted in consolidation of the funds on its consolidated statement of financial condition. At December 31, 2007, BlackRock concluded it was not the primary beneficiary of these funds.

Exposure to Collateralized Debt Obligations

In the normal course of business, BlackRock acts as a collateral manager to various CDOs. A CDO is a managed investment vehicle that purchases a portfolio of assets or enters into swaps. A CDO funds its activities through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CDO. The Company also may invest in a portion of the debt or equity issued. These entities meet the definition of a variable interest entity under FIN 46(R). BlackRock has concluded that it is not the primary beneficiary of these CDOs, and as a result it does not consolidate these CDOs on its consolidated financial statements. At December 31, 2008, BlackRock’s carrying value of investments in these CDOs on the statement of financial condition was approximately $4 million.

In addition, BlackRock manages a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction, which is backed by a portfolio of both investment grade corporate and structured finance exposures. In connection with the transaction, BlackRock has entered into a credit default swap with a counterparty to provide credit protection of $17 million, which represents the Company’s maximum risk of loss with respect to the provision of credit protection. At December 31, 2008, the fair value of the credit default swap was approximately $0.5 million and was included on the Company’s consolidated statement of financial condition in other liabilities.

At December 31, 2008, BlackRock’s maximum risk of additional loss related to CDOs was approximately $20 million.

Capital Activities

On August 2, 2006, BlackRock announced that its Board of Directors had authorized a share repurchase program to purchase an additional 2.1 million shares of BlackRock common stock. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company repurchased 1,348,600 shares under the program in open market transactions for approximately $200.9 million through December 31, 2008. The Company did not repurchase any shares under the program during 2008. As a result, the Company is currently authorized to repurchase an additional 751,400 shares under its share repurchase program.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Net Capital Requirements

The Company is required to maintain net capital in certain international jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At December 31, 2008, the Company was required to maintain approximately $172 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment as of December 31, 2008:

(Dollar amounts in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Contractual obligations and commitments:

Long-term borrowings[1]

Long-term notes	$44	$44	$44	$44	$44	$875	$1,095

Convertible debentures	257	—	—	—	—	—	257

Other	1	1	—	—	—	—	2

Short-term borrowings	200	—	—	—	—	—	200

Operating leases	62	58	55	50	47	274	546

Purchase obligations	35	18	7	3	—	—	63

Investment / loan commitments	9	49	16	1	34	192	301

Total contractual obligations and commitments	608	170	122	98	125	1,341	2,464

Contingent obligations:

Contingent distribution obligations	401	401	401	401	401	—	2,005

Contingent payments related to business acquisitions	285	10	595	—	—	—	890

Total contractual obligations, commitments and contingent obligations[2]	$1,294	$581	$1,118	$499	$526	$1,341	$5,359

[1]	Amounts include principal repayments and interest payments.
[2]

The table above does not include: (a) approximately $76 million of uncertain tax positions and potential interest on such positions in accordance with FIN No. 48 and (b) $45 million related to capital support agreements (of which $25 million terminated in January 2009) for the two enhanced cash funds as the Company is unable to estimate the timing of the ultimate outcome.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Long-term Borrowings

Long-term Notes

At December 31, 2008, long-term borrowings were $946 million. Debt service and repayment requirements, assuming the Company’s 2.625% Convertible Debenture due 2035 (the “convertible debentures”) are converted at the option of the holders in 2009 are $302 million in 2009, $45 million in 2010 and $44 million in each of 2011, 2012 and 2013.

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “Notes”). A portion of the net proceeds of the Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually on March 15 and September 15 of each year. The Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” premium. The Notes were issued at a discount of $6 million, which is being amortized over the ten-year term.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, or approximately $6.5 million per year. The convertible debentures are callable by the Company at any time on or after February 20, 2010. In addition, the convertible debentures contain certain put and conversion provisions. However, beginning in February 2009 the convertible debentures became convertible at the option of the holders. On the contractual obligations table above, the remaining $249.5 million principal balance of the convertible debentures is assumed, although not determined, to be repaid in 2009.

Short-term Borrowings

At December 31, 2008, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.61% and a maturity date during January 2009. During January 2009, the Company rolled over the $200 million in borrowings with an interest rate of 0.56% and maturity date during February 2009.

Operating Leases

The Company leases its primary office space under agreements that currently expire through 2023. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts which are either non-cancelable or cancelable with a penalty. At December 31, 2008, the Company’s obligations primarily reflect standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded on the Company’s financial statements only after the goods or services have been received and, as such, obligations for services not received are not included in the Company’s consolidated statement of financial condition at December 31, 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Investment /Loan Commitments

At December 31, 2008, the Company had $292 million of various capital commitments to fund sponsored investment funds. Generally, the timing of the funding of these commitments is unknown. Therefore, amounts are shown to be paid upon the expiration date of the commitment. Actual payments could be made at any time prior to such expiration date and, if not called by that date, such commitments would expire. These commitments have not been recorded on the Company’s consolidated statements of financial condition at December 31, 2008. The above schedule does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding commitments. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

At December 31, 2008, the Company had loans outstanding of approximately $167 million to a warehouse entity established for certain private equity funds of funds, which was included in due from related parties on the Company’s consolidated statement of financial condition. At December 31, 2008, the Company was not committed to make additional loans to the warehouse entity. In January 2009, approximately $29 million was repaid while the remainder is expected to be fully repaid on, or about, March 31, 2009.

At December 31, 2008, the Company was committed to provide financing to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock, of up to $60 million until March 2010. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At December 31, 2008, $30 million of financing was outstanding, which matures in April 2009 at an interest rate of 6.02%, which was included in due from related parties on the Company’s consolidated statement of financial condition. Subsequent to December 31, 2008, Anthracite borrowed an additional $3.5 million, which matures in April 2009, at a current interest rate of 4.76%. The $33.5 million of financing outstanding may be renewed upon maturity for an additional period of time.

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

Contingent Distribution Obligations

BlackRock has entered into an Amended and Restated global distribution agreement with Merrill Lynch which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of assets under management maintained in BlackRock products. The economic terms of the agreement will remain in effect until January 2014. After such term, the agreement will renew for one automatic 3-year extension if certain conditions are satisfied. The above schedule reflects the Company’s estimate for 2009, which due to uncertainty of future sales and asset levels, has been held constant for 2010 through 2013.

Contingent Payments Related to Business Acquisitions

Amounts included in the table above are additional contingent payments to be paid in cash related to its acquisitions of: (i) SSRM Holdings, Inc. and (ii) certain assets of Quellos. As the remaining contingent obligations are primarily dependent upon achievement of certain operating measures, the ultimate liabilities are not certain as of December 31, 2008 and have not been recorded on the Company’s consolidated statements of financial condition. The amount of contingent payments reflected for any year represents the maximum amount of cash that could be payable at the earliest possible date under the terms of the business purchase agreements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Contingent Payments Related to Business Acquisitions (continued)

SSRM Holdings:

In January 2005, the Company closed its acquisition of SSRM Holdings, Inc. from MetLife for adjusted consideration of approximately $265 million in cash and 550,000 restricted shares of BlackRock common stock and certain additional contingent payments. In January 2010, the fifth anniversary of the closing of the SSR Transaction, MetLife may be entitled to receive an additional payment of up to a maximum of $10 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

Quellos:

In connection with the Quellos Transaction, Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory base and performance fee measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock.

The first contingent payment, of up to $374 million, is payable in April 2009 up to 25% in BlackRock common stock and the remainder in cash. As of December 31, 2008, it is estimated that the first contingent payment will equal approximately $300 million, of which $11 million has been paid in cash during 2008. Of the remaining $289 million, $217 million will be paid in cash and $72 million in common stock based on a price of $157.33 in April 2009. The ultimate amount of the first contingent payment will not be certain until March 31, 2009.

The second contingent payment, of up to $595 million, is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment in 2011 if certain investment advisory base fee measures are met through 2010 to the extent that the value of the first contingent payment is less than $374 million. A portion of the second contingent payment, not to exceed $90 million, may be paid to Quellos based on factors including continued employment with BlackRock. Therefore, this portion, not to exceed $90 million, would be recorded as employee compensation.

On the contractual obligation table above, the maximum remaining payments are included for each contingent payment.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Impact Investing

In connection with the Impact Investing acquisition, the Company may be required to make several additional contingent payments, which are not expected to be material, upon completion of certain operating measures through 2010. Currently, the payments are anticipated to be recorded as employee compensation.

Compensation and Benefit Obligations

The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above primarily due to uncertainties in their payout periods. These arrangements are discussed in more detail in Notes 13 and 14 to the consolidated financial statements beginning on page F-1 of this Form 10-K. Accrued compensation and benefits at December 31, 2008 totaled $826 million and included incentive compensation of $645 million, deferred compensation of $71 million and other compensation and benefits related obligations of $110 million. Incentive compensation was primarily paid in the first quarter of 2009, while the deferred compensation obligations are generally payable over periods up to five years.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Separate Account Liabilities

The Company’s wholly-owned registered life insurance company in the United Kingdom maintains separate account assets representing segregated funds held for purposes of funding individual and group pension contracts. The net investment income and net realized and unrealized gains and losses attributable to these separate account assets accrue to the contract owner and, as such, an offsetting separate account liability is recorded. At December 31, 2008, the Company had $2.6 billion of assets and offsetting liabilities on the consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Indemnifications

In many of the Company’s contracts, including the MLIM and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s consolidated statement of financial condition at December 31, 2008. See further discussion in Note 12 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Investments

Consolidation of Investments

The accounting method used for the Company’s investments generally is dependent upon the influence the Company has over its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, the investee is consolidated into BlackRock’s financial statements. Pursuant to FIN 46(R), for certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if BlackRock is considered the primary beneficiary of the VIE. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both as a result of holding variable interests.

Significant judgment is required in the determination of whether the Company is the primary beneficiary of a VIE. If the Company, and its related parties, is determined to be the primary beneficiary of a VIE, the entity will be consolidated within BlackRock’s consolidated financial statements. In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Investments (continued)

Consolidation of Investments (continued)

At December 31, 2008, the Company applied an expected loss model to certain VIEs and determined that it is the primary beneficiary of two enhanced cash funds and one private equity fund of funds, resulting in the consolidation of the funds on its consolidated statement of financial condition.

The Company, as general partner or managing member of its funds, is generally presumed to control funds that are limited partnerships or limited liability companies. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, the investment vehicle will be consolidated into BlackRock’s financial statements.

BlackRock acts as general partner or managing member for consolidated private equity funds. In December 2008, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in three funds with net assets at December 31, 2008 of approximately $210 million. The granting of these rights resulted in the deconsolidation of such investment funds from the consolidated financial statements as of December 31, 2008.

At December 31, 2008 and 2007, as a result of consolidation of various investment products, the Company had the following balances on its consolidated statements of financial condition:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$61	$67
Investments	728	1,054
Other net assets (liabilities)	12	(218)
Non-controlling interests	(491)	(578)

Total exposure to consolidated investment funds	$310	$325

The Company has retained the specialized accounting of these investment funds pursuant to EITF No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Investments (continued)

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

Substantially all of BlackRock’s equity method investees are investment companies which record its underlying investments at fair value. Therefore, under the equity method of accounting, BlackRock’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. BlackRock’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as non-operating income (expense) for investments in investment companies, or as other revenue for operating or advisory company investments, which are recorded in other assets, since such operating or advisory companies are considered to be integral to BlackRock’s core business.

At December 31, 2008, the Company had $501 million and $16 million of equity method investees reflected within investments and other assets, respectively, and at December 31, 2007 the Company had $517 million and $5 million of equity method investees reflected in investments and other assets, respectively.

Impairment of Investments

The Company’s management periodically assesses its equity method, available-for-sale and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded to the consolidated statements of income.

When the fair value of an available-for-sale security is lower than its cost or amortized cost value, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary”. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a period of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, a charge is recorded to the consolidated statements of income.

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

Critical Accounting Policies (continued)

Impairment of Investments (continued)

For the years ended December 31, 2008, 2007 and 2006, the Company recorded other-than-temporary impairments of $8 million, $16 million and $2 million, respectively, related to debt securities and CDO available-for-sale investments. The other-than-temporary impairments are due to a reduction in estimated cash flows of CDO investments as well as adverse credit conditions for a debt instrument that was purchased from an enhanced cash management fund in which the Company determined that it did not have the ability to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses.

Evaluations of securities impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the Company’s consolidated statements of income.

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

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets which generally are included in this category may include short-term floating rate notes and asset-backed securities held by a consolidated sponsored cash management fund, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, as well as restricted public securities valued at a discount.

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

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

BlackRock records substantially all investments on its consolidated statements of financial condition at fair value or amounts that approximate fair value. For certain investments, including investments classified as trading investments, equity method investments and consolidated sponsored investment funds, changes in fair value affect net income in the period of the change. For other investments classified as available-for-sale securities, changes in fair value are recorded as a component of stockholders’ equity and generally do not directly impact BlackRock’s net income until such investments are sold or are considered impaired (see below). Marketable securities are priced using publicly available market data. Non-marketable securities, however, generally are priced using a variety of methods and resources, including the most currently available net asset values or capital accounts of the investment, valuation services from third party providers, internal valuation models which utilize available market data and management assumptions or, in the absence of other market data and resources, the fair value for an investment is estimated in good faith by the Company’s management based on a number of factors, including the liquidity, financial condition and current and projected operating performance of the investment.

Changes in fair value on approximately $1.3 billion of investments will impact the Company’s non-operating income (expense) and approximately $100 million will impact accumulated other comprehensive income. As of December 31, 2008, changes in fair value of approximately $728 million of such investments within consolidated sponsored investment funds will also impact BlackRock’s non-controlling interests expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds is $310 million.

BlackRock’s $813 million of Level 3 investments at December 31, 2008 primarily include co-investments in real estate equity products, private equity fund of funds and private equity funds, funds of hedge funds as well as funds that invest in distressed credit and mortgage securities. Many of these investees are investment companies which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing information from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

During the year ended December 31, 2008, the Company reclassified approximately $29 million of net investments out of Level 3. The majority of the net reclassification was related to equity method investments which the Company uses that certain significant inputs, including performance attributes, for the fair value measurement of these investments that became observable. In addition, during the year ended December 31, 2008, the Company deconsolidated three private equity funds that held at time of deconsolidation approximately $200 million of Level 3 investments.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

The following table represents investments measured at fair value on a recurring basis at December 31, 2008:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at December 31, 2008
Total investments, GAAP	$176	$400	$813	$40	$1,429

Net assets for which the Company does not bear “economic” exposure (1)	(6)	(255)	(157)	—	(418)

Net “economic” investments (2)	$170	$145	$656	$40	$1,011

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
(3)	Includes investments in equity method investees and investments held at cost, which in accordance with GAAP are not accounted for under a fair value measure.

Goodwill and Intangible Assets

At December 31, 2008, the carrying amounts of the Company’s goodwill and intangible assets were as follows:

(Dollar amounts in millions)	December 31, 2008
Goodwill	$5,533
Intangible assets
Indefinite–lived	5,378
Finite–lived, net of accumulated amortization	1,063

Total goodwill and intangible assets	$11,974

The value of contracts to manage assets in proprietary open-end funds and closed-end funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their expected useful lives, which, at December 31, 2008, ranged from 1 year to 20 years with a weighted average remaining estimated useful life of 7.7 years.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

Goodwill

The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. At July 31, 2008 the impairment test that was performed indicated no impairment charges were required. The Company continues to monitor its book value per share as compared to closing prices of its common stock for potential indicators of impairment. At December 31, 2008 the Company’s common stock closed at $134.15 which exceeded its book value of approximately $93 per share.

Intangibles

The Company assesses its indefinite-lived management contracts for impairment at least annually, considering such factors as AUM, product mix, product margins, and projected cash flows to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets is determined based on the discounted value of expected future cash flows. The fair value of finite-lived intangible assets is reviewed at least annually to determine whether circumstances exist which indicate there may be a potential impairment. In addition, if such circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

Expected future cash flows are estimated using many variables which require significant management judgment, including market interest rates, equity prices, credit default ratings, discount rates, revenue multiples, inflation rates and AUM growth rates. Actual results could differ from these estimates, which could materially impact the impairment conclusion. In both July and September 2008, as well as during 2007 and 2006, the Company performed impairment tests, which indicated no impairment charges were required. The Company continues to monitor various factors, including AUM, for potential indicators of impairment.

In addition, management judgment is required to estimate the period over which intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $146 million, $130 million and $38 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

BlackRock adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. FIN No. 48 also provides guidance on, among other things, de-recognition of deferred tax assets and liabilities and interest and penalties on uncertain tax positions.

The application of SFAS No. 109 and FIN No. 48 requires management to make estimates of the ranges of possible outcomes, the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes, which require significant management judgment. Actual future tax consequences of uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2008, BlackRock had $114 million of gross unrecognized tax benefits, of which $60 million, if recognized, would affect the effective tax rate.

In accordance with SFAS No. 109, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. At December 31, 2008, the Company had net deferred tax assets of $11 million and net deferred tax liabilities of approximately $1,825 million on the statement of financial condition. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. SFAS 109 requires the Company to assess whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

As of December 31, 2008, the Company has recorded a deferred tax asset of $157 million for unrealized investment losses however no valuation allowance has been established because the Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the income statement in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 19 to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

Further, the Company records its income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivable of approximately $44 million and current income taxes payable of $120 million at December 31, 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

The Company contracts with third parties, as well as related parties, for various mutual fund administration and shareholder servicing to be performed on behalf of certain non U.S. funds managed by the Company. Such arrangements generally are priced as a portion of the Company’s management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and records its investment advisory and administration base fees net of retrocessions. Retrocessions for the years ended December 31, 2008, 2007 and 2006 were $762 million, $780 million and $156 million, respectively. The Company has additional contracts for similar services with third parties which, due to the terms of the contracts, are recorded as portfolio administration and servicing costs on the consolidated statements of income.

The Company also receives performance fees or incentive allocations from alternative investment products and certain separate accounts. These performance fees generally are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which vary by product. For the years ended December 31, 2008, 2007 and 2006, performance fee revenue totaled $177 million, $350 million and $242 million, respectively.

The Company receives carried interest from certain alternative investment funds upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as revenue on its consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2008 and 2007, the Company had $21 million and $29 million, respectively of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met. Revenue earned in 2008 on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For the years ended December 31, 2008, 2007 and 2006, BlackRock Solutions and advisory revenue totaled $406 million, $198 million and $148 million, respectively.

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

Recent Accounting Developments

EPS Impact Related to Retrospective Application of Recent Accounting Developments

Pursuant to FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), the Company will allocate a component of the initial proceeds of its convertible debentures to create a debt discount which will be amortized over the expected life of the convertible debentures.

Pursuant to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), the Company’s outstanding unvested stock-based payment awards are considered participating securities as the awards contain non-forfeitable rights to dividend equivalents. In accordance with FSP EITF 03-6-1, the two-class method is used to determine EPS for common stock and for participating securities. The two-class method is an earnings allocation formula that allocates distributed and undistributed earnings to each class of common shareholders and participating RSUs.

The tables below present the basic and diluted EPS impact of the retrospective application upon adoption of both FSP APB 14-1 and FSP EITF 03-6-1. The impact of SFAS No. 160 is not included below as it will not have an impact on EPS.

(Dollar amounts in millions)	2008	2007	2006
Net income, as reported	$786	$995	$323

Impact of FSP APB 14-1	(2)	(2)	(1)

Net income, after adoption (1)	$784	$993	$322

Basic EPS calculation:

Distributed earnings (2)

Basic common shares	$405	$344	$135

Basic participating RSUs	13	9	1

Total distributed earnings	$418	$353	$136

Undistributed earnings (3)

Basic common shares	$354	$624	$185

Basic participating RSUs	12	16	1

Total undistributed earnings	$366	$640	$186

Total earnings allocated (4)

Basic common shares	$759	$968	$320

Basic participating RSUs	25	25	2

Total earnings allocated	$784	$993	$322

Weighted average number of shares (5)

Basic common shares	129,543,443	128,488,561	80,638,167

Basic participating RSUs	4,544,062	3,471,939	525,725

Total weighted average number of shares	134,087,505	131,960,500	81,163,892

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

EPS Impact Related to Retrospective Application of Recent Accounting Developments (continued)

Basic common earnings per share, as reported	$6.07	$7.75	$4.00
Basic common earnings per share, after adoption	$5.86	$7.53	$3.96

(1)	Net income, after adoption of FSP APB 14-1, prior to allocation to participating RSUs.
(2)	Distributed earnings represent the dividends paid on common and preferred shares and RSUs, net of expected dividend forfeitures.
(3)	Undistributed earnings represent net income, after adoption of FSP APB 14-1, less distributed earnings.
(4)	Total earnings allocated is equal to the sum of distributed and undistributed earnings.
(5)	Represents the weighted average of basic common shares and participating RSUs during the period.

Diluted EPS calculation: (Dollar amounts in millions)
	2008	2007	2006
Undistributed earnings (1)
Basic common shares	$354	$624	$185
Basic participating RSUs	12	16	1

Total undistributed earnings	$366	$640	$186

Total earnings allocated (2)
Basic common shares	$759	$968	$320
Basic participating RSUs	25	25	2

Total earnings allocated	$784	$993	$322

Weighted average number of shares (3)
Basic common shares	129,543,443	128,488,561	80,638,167
Other diluted shares	1,833,074	2,889,500	2,568,340

Weighted average common shares outstanding	131,376,517	131,378,061	83,206,507
Basic participating RSUs	4,544,062	3,471,939	525,725

Total weighted average number of shares	135,920,579	134,850,000	83,732,232

Diluted common earnings per share, as reported	$5.91	$7.53	$3.87
Diluted common earnings per share, after adoption	$5.78	$7.37	$3.84

(1)	Undistributed earnings represent net income less distributed earnings.
(2)	Total earnings allocated is equal to the sum of distributed and undistributed earnings.
(3)	Represents the weighted average of dilutive common shares, participating RSUs and other dilutive securities during the period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

EPS Impact Related to Retrospective Application of Recent Accounting Developments (continued)

The table below presents the impact of the retrospective application to as adjusted EPS upon adoption of both FSP APB 14-1 and FSP EITF 03-6-1.

	2008	2007	2006
Earnings per share:
Dilutive – as adjusted, as reported	$6.45	$8.17	$5.33
Dilutive – as adjusted, after adoption	$6.30	$7.99	$5.30

See Note 2 to the consolidated financial statements beginning on page F-1 of this Form 10-K for further discussion on the impact of adopting FSP APB 14-1 and FSP EITF 03-6-1 as well as additional recent accounting developments.

Related Party Transactions

See related party transactions discussion in Note 15 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that all investments be reviewed by the Company’s Capital Committee, which consists of senior officers of the Company, and that certain investments may be referred to the Audit Committee or the Board of Directors depending on the circumstances for approval.

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2008, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity, and hedge funds. Investments generally are made to establish a performance track record, for co-investment purposes or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At December 31, 2008, the outstanding total return swaps had an aggregate notional value of approximately $49 million.

At December 31, 2008, approximately $728 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Including the impact of the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	December 31, 2008	December 31, 2007

Total investments	$1,429	$2,000
Consolidated sponsored investments funds	(728)	(1,054)
Net exposure to consolidated investment funds	310	325

Total net “economic” investments	1,011	1,271
Hedged investments	(49)	(94)

Total net “economic” investment exposure	$962	$1,177

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At December 31, 2008, the Company’s net exposure to price risk in its investment portfolio is approximately $655 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include private equity and real estate investments. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $65.5 million in the carrying value of such investments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest Rate/Credit Spread Risk

At December 31, 2008, the Company was exposed to interest-rate risk and credit spread risks as a result of approximately $307 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $2.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling and the Euro, was $46 million. A 10% adverse change in foreign exchange rates would result in approximately a $4.6 million decline in the carrying value of such investments.

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

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report begins on page 83.

February 27, 2009

Item 9A.	CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2008 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2009

Item 9B.	OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2008 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

The Company’s consolidated financial statements are included beginning on pages F-1.

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

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.4(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

4.1(4)	Specimen of Common Stock Certificate.

4.2(5)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(5)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(7)	Form of 6.25% Notes due 2017.

10.1(8)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(4)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(4)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(4)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(4)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(4)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(4)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description
10.8(4)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(4)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(4)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

10.11	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.12(4)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.18(9)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(10)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.20(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.21(11)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(12)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(13)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.25(14)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.26(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement. +

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description
10.27(15)	Amended and Restated, BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.28(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.29(17)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.30(17)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.31(18)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.32(5)	Registration Rights Agreement, dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.33(19)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.34(20)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.35(21)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

10.36(22)	Letter to Ann Marie Petach. +

10.37(23)	Amended and Restated Global Distribution Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock.

10.38(24)	Exchange Agreement, dated as of December 26, 2008, between Merrill Lynch & Co., Inc. and BlackRock.

10.39(24)	Exchange Agreement, dated as of December 26, 2008, between The PNC Financial Services Group, Inc. and BlackRock.

10.40(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.41(3)	Second Amended and Restated Stockholder Agreement, dated as of February 27, 2009, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Deloitte & Touche LLP Consent

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(2)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(3)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(5)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(6)	Incorporate by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed on May 13, 1999.
(9)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed on March 14, 2000.
(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000.
(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000.
(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001.
(13)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(14)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(15)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K, for the year ended December 31, 2002.
(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K, filed on May 24, 2006.
(17)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.
(18)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on August 30, 2004.
(19)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed on June 9, 2006.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008.
(23)	Incorporate by reference to BlackRock’s Current Report on Form 8-K filed on August 17, 2008.
(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 29, 2008.
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ Laurence D. Fink
Laurence D. Fink Chairman, Chief Executive Officer and Director February 27, 2009

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Ann Marie Petach and Robert P. Connolly, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
Laurence D. Fink

/s/ Ann Marie Petach	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
Ann Marie Petach

/s/ Joseph Feliciani, Jr.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009
Joseph Feliciani, Jr.

/s/ Mathis Cabiallavetta	Director	February 27, 2009
Mathis Cabiallavetta

/s/ Dennis D. Dammerman	Director	February 27, 2009
Dennis D. Dammerman

/s/ William S. Demchak	Director	February 27, 2009
William S. Demchak

/s/ Kenneth B. Dunn	Director	February 27, 2009
Kenneth B. Dunn

/s/ Murry S. Gerber	Director	February 27, 2009
Murry S. Gerber

/s/ James Grosfeld	Director	February 27, 2009
James Grosfeld

/s/ Robert S. Kapito	Director	February 27, 2009
Robert S. Kapito

/s/ David H. Komansky	Director	February 27, 2009
David H. Komansky

/s/ Sir Deryck Maughan	Director	February 27, 2009
Sir Deryck Maughan

SIGNATURES (continued)

/s/ Thomas H. O’Brien	Director	February 27, 2009
Thomas H. O’Brien

/s/ Linda Gosden Robinson	Director	February 27, 2009
Linda Gosden Robinson

/s/ James E. Rohr	Director	February 27, 2009
James E. Rohr

TABLE OF CONTENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2009

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$2,032	$1,656
Accounts receivable	901	1,236
Due from related parties	309	175
Investments	1,429	2,000
Separate account assets	2,623	4,670
Deferred mutual fund sales commissions, net	135	175
Property and equipment (net of accumulated depreciation of $259 and $226 at December 31, 2008 and 2007, respectively)	260	266
Intangible assets (net of accumulated amortization of $324 and $178 at December 31, 2008 and 2007, respectively)	6,441	6,553
Goodwill	5,533	5,520
Other assets	261	310

Total assets	$19,924	$22,561

Liabilities
Accrued compensation and benefits	$826	$1,087
Accounts payable and accrued liabilities	545	789
Due to related parties	103	114
Short-term borrowings	200	300
Long-term borrowings	946	947
Separate account liabilities	2,623	4,670
Deferred tax liabilities	1,825	2,060
Other liabilities	299	420

Total liabilities	7,367	10,387

Non-controlling interests	491	578

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized, 118,573,367 shares issued, 117,291,110 and 116,059,560 shares outstanding at December 31, 2008 and 2007, respectively)	1	1
Series A participating preferred stock ($0.01 par value, 20,000,000 shares authorized and 12,604,918 shares issued and outstanding at December 31, 2008 and 2007)	—	—
Additional paid-in capital	10,461	10,274
Retained earnings	1,991	1,622
Accumulated other comprehensive income (loss)	(186)	71
Escrow shares, common, at cost (911,266 and 1,191,785 shares held at December 31, 2008 and 2007, respectively)	(143)	(188)
Treasury stock, common, at cost (370,991 and 1,322,022 shares held at December 31, 2008 and 2007, respectively)	(58)	(184)

Total stockholders’ equity	12,066	11,596

Total liabilities, non-controlling interests and stockholders’ equity	$19,924	$22,561

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenue
Investment advisory and administration base fees
Related parties	$2,961	$2,640	$865
Other third parties	1,271	1,370	734
Investment advisory performance fees	177	350	242

Investment advisory and administration base and performance fees	4,409	4,360	1,841
BlackRock Solutions and advisory	406	198	148
Distribution fees	139	123	36
Other revenue	110	164	73

Total revenue	5,064	4,845	2,098

Expenses
Employee compensation and benefits	1,815	1,767	934
Portfolio administration and servicing costs
Other third parties	102	78	47
Related parties	495	470	126
Amortization of deferred mutual fund sales commissions	130	108	30
General and administration	745	870	417
Restructuring charges	38	—	—
Termination of closed-end fund administration and servicing arrangements	—	128	—
Fee sharing payment	—	—	34
Amortization of intangible assets	146	130	38

Total expenses	3,471	3,551	1,626

Operating income	1,593	1,294	472

Non-operating income (expense)
Net gain (loss) on investments	(573)	504	37
Interest and dividend income	65	74	29
Interest expense	(66)	(49)	(10)

Total non-operating income (expense)	(574)	529	56

Income before income taxes and non-controlling interests	1,019	1,823	528
Income tax expense	388	464	189

Income before non-controlling interests	631	1,359	339
Non-controlling interests	(155)	364	16

Net income	$786	$995	$323

Earnings per share
Basic	$6.07	$7.75	$4.00
Diluted	$5.91	$7.53	$3.87

Cash dividends declared and paid per share	$3.12	$2.68	$1.68

Weighted-average shares outstanding:
Basic	129,543,443	128,488,561	80,638,167
Diluted	132,996,426	132,088,810	83,358,394

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

	Year ended December 31,
	2008	2007	2006
Net income	$786	$995	$323
Other comprehensive income:
Net unrealized gain (loss) from available-for-sale investments, net of tax[1]	(19)	(3)	5
Minimum pension liability adjustment	(1)	—	—
Foreign currency translation adjustments	(237)	29	37

Comprehensive income	$529	$1,021	$365

[1]	The tax benefit (expense) on the net unrealized gain (loss) from available-for-sale investments was $8, $2 and ($2) in 2008, 2007 and 2006, respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in millions)

							Treasury Stock
	Common Stock	Common Stock Class A&B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares held in Escrow	Common	Class A & B	Total Equity
December 31, 2005	$—	$1	$171	$807	$3	$—	$—	$(59)	$923
Net income	—	—	—	323	—	—	—	—	323
Dividends paid	—	—	—	(136)	—	—	—	—	(136)
Conversion of class B common stock to class A common stock	—	—	(14)	—	—	—	—	14	—
Issuance of common stock to Merrill Lynch	—	—	7,719	—	—	—	—	—	7,719
Issuance of series A participating preferred shares to Merrill Lynch	—	—	1,857	—	—	—	—	—	1,857
Conversion of class A and B stock to common stock in connection with MLIM Transaction	1	(1)	—	—	—	—	—	—	—
Conversion of treasury stock in connection with MLIM Transaction	—	—	—	—	—	—	(52)	52	—
Stock-based compensation	—	—	61	—	—	—	—	—	61
Treasury stock transactions	—	—	—	—	—	—	(5)	(7)	(12)
Tax benefits from stock-based awards	—	—	5	—	—	—	—	—	5
Foreign currency translation loss	—	—	—	—	37	—	—	—	37
Net unrealized gain on investments, net of tax	—	—	—	—	5	—	—	—	5

December 31, 2006	1	—	9,799	994	45	—	(57)	—	10,782
January 1, 2007 Adjustment to initially apply FIN No. 48	—	—	—	(14)	—	—	—	—	(14)

Net income	—	—	—	995	—			—	995
Dividends paid	—	—	—	(353)	—			—	(353)
Issuance of common stock to escrow agent in connection with Quellos Transaction	—	—	188	—	—	(188)	—	—	—
Stock-based compensation	—	—	182	—	—	—	1	—	183
PNC capital contribution	—	—	175	—	—	—	—	—	175
Treasury stock transactions	—	—	(187)	—	—	—	(128)	—	(315)
Tax benefits from stock-based awards	—	—	119	—	—	—	—	—	119
Other costs associated with common stock	—	—	(2)	—	—	—	—	—	(2)
Foreign currency translation gain	—	—	—	—	29	—	—	—	29
Net unrealized loss on investments, net of tax	—	—	—	—	(3)	—	—	—	(3)

December 31, 2007	1	—	10,274	1,622	71	(188)	(184)	—	11,596
Net income	—	—	—	786	—	—	—	—	786
Dividends paid, net of dividend expense for unvested RSUs	—	—	—	(417)	—	—	—	—	(417)
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	—	45	—	—	45
Stock-based compensation	—	—	278	—	—	—	1	—	279
PNC capital contribution	—	—	4	—	—	—	—	—	4
Treasury stock transactions	—	—	(140)	—	—	—	125	—	(15)
Tax benefits from stock-based awards	—	—	55	—	—	—	—	—	55
Minimum pension liability adjustment	—	—	—	—	(1)	—	—	—	(1)
Foreign currency translation loss	—	—	(10)	—	(237)	—	—	—	(247)
Net unrealized loss on investments, net of tax	—	—	—	—	(19)	—	—	—	(19)

December 31, 2008	$1	$—	$10,461	$1,991	$(186)	$(143)	$(58)	$—	$12,066

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$786	$995	$323
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	232	199	73
Amortization of deferred mutual fund sales commissions	130	108	30
Non-controlling interests	(155)	364	16
Stock-based compensation	278	188	120
Deferred income tax benefit	(232)	(105)	(43)
Net (gains) losses on non-trading investments	216	(442)	(4)
Purchases of investments within consolidated funds	(127)	(870)	—
Proceeds from sale of investments within consolidated funds	342	597	—
(Earnings) losses from equity method investees	294	(84)	(6)
Distributions of earnings from equity method investees	28	16	2
Other adjustments	13	2	(3)
Changes in operating assets and liabilities:
Accounts receivable	339	(273)	(9)
Due from related parties	(112)	(4)	(75)
Deferred mutual fund sales commissions	(90)	(72)	(3)
Investments, trading	265	(45)	(87)
Other assets	115	(80)	(15)
Accrued compensation and benefits	(237)	172	226
Accounts payable and accrued liabilities	(227)	(33)	1
Due to related parties	7	(138)	175
Other liabilities	51	92	—

Cash flows from operating activities	1,916	587	721

Cash flows from investing activities
Purchases of investments	(417)	(521)	(213)
Purchases of disposal group	(59)	—	—
Proceeds from sale of disposal group	41	—	—
Proceeds from sale of investments	122	266	26
Distributions of capital from equity method investees	15	7	—
Net consolidations (deconsolidations) of sponsored investment funds	(3)	(117)	2
Acquisitions, net of cash acquired and purchase price contingencies	(16)	(592)	272
Purchases of property and equipment	(77)	(111)	(84)

Cash flows from investing activities	(394)	(1,068)	3

BlackRock, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

	Year ended December 31,
	2008	2007	2006
Cash flows from financing activities
Repayments of short-term borrowings	(400)	—	—
Proceeds from short-term borrowings	300	300	—
Repayments of long-term borrowings	(1)	—	—
Proceeds from long-term borrowings	—	694	—
Cash dividends paid	(419)	(353)	(136)
Proceeds from stock options exercised	24	70	3
Reissuance of treasury stock	6	7	5
Purchases of treasury stock	(46)	(383)	(31)
Net subscriptions received/(distributions paid) from non-controlling interests holders	(207)	400	68
Issuance of common stock	—	—	1
Excess tax benefit from stock-based compensation	59	119	5
Net proceeds/(repayments) of borrowings by consolidated sponsored investment funds	(203)	114	—
Other financing activities	—	(9)	—

Cash flows from financing activities	(887)	959	(85)

Effect of exchange rate changes on cash and cash equivalents	(259)	18	37

Net increase in cash and cash equivalents	376	496	676
Cash and cash equivalents, beginning of year	1,656	1,160	484

Cash and cash equivalents, end of year	$2,032	$1,656	$1,160

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information is as follows:

	Year ended December 31,
	2008	2007	2006
Cash paid for interest	$63	$30	$8

Cash paid for income taxes	$644	$376	$154

Supplemental schedule of non-cash investing and financing transactions is as follows:

	Year ended December 31,
	2008	2007	2006
Common and preferred stock issued in MLIM Transaction	$—	$—	$9,577
Issuance of treasury stock	$136	$179	$15
Increase (decrease) in investments due to net consolidations of sponsored investment funds	$285	$(1,150)	$275
Increase (decrease) in non-controlling interests due to net consolidations of sponsored investment funds	$280	$(1,295)	$163
PNC LTIP capital contributions	$4	$175	$—
Common stock released from escrow agent in connection with Quellos Transaction	$45	$—	$—

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

1.	Introduction and Basis of Presentation

Business

BlackRock, Inc. (together, with its subsidiaries and predecessors, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients and to individual investors through various investment vehicles. Investment management services primarily consist of the active management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families and other non-U.S. equivalent products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

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

On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1,719 (the “Quellos Transaction”). BlackRock paid Quellos $563 in cash and issued 1,191,785 shares of BlackRock common stock valued at $188. The common stock will be held in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. The Quellos business was combined with the existing BlackRock fund of funds business and the combined platform comprises one of the largest fund of funds platforms in the world.

On January 1, 2009, Bank of America (“Bank of America”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which on February 27, 2009 it exchanged a portion of the BlackRock common stock it held for an equal number of shares of non-voting preferred stock. (See Note 15, Related Party Transactions, for more details on these transactions.)

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

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash and short-term, highly liquid investments with original maturities, at date of purchase, of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated investments are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition.

Investments

Consolidation

The accounting method used for the Company’s equity investments is generally dependent upon the influence the Company has over its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if BlackRock, with its related parties, is considered the primary beneficiary of the investee. The primary beneficiary determination will consider not only BlackRock’s equity interest, but the benefits and risks associated with non-equity components of the Company’s relationship with the investee, including capital support agreements, debt, investment advisory and other similar arrangements, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”).

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

(Dollar amounts in millions, except share data or as otherwise noted)

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

Upon consolidation of various sponsored investment funds, on the Company’s consolidated statements of financial condition, the Company retains the specialized accounting of these funds pursuant to EITF No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Investments in Debt and Marketable Equity Securities

BlackRock holds debt and marketable equity investments which, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity.

Trading securities are those investments which are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income in the consolidated statements of income during the period of the change. Available-for-sale securities are those securities which are not classified as trading securities or held-to-maturity. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income on the Company’s consolidated statements of income. Held-to-maturity debt securities are recorded at amortized cost in the consolidated statements of financial condition. At December 31, 2008 and 2007, BlackRock did not own any held-to-maturity investments.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except per share data or as otherwise noted)

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

Collateralized Debt Obligations

The Company’s investments in collateralized debt obligations (“CDOs”) are recorded at fair value and the dividend income from these CDOs is accounted for in accordance with EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF No. 99-20, dividend income on the Company’s CDOs is recorded based upon projected investment yield. Expected future cash flows for the CDOs are reviewed quarterly and changes in the yield are recorded prospectively. Dividend income for these investments is recorded in non-operating income on the consolidated statements of income.

Impairments

The Company’s management periodically assesses its equity method, available-for-sale and cost method of accounting investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using fair values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded in non-operating income in the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Investments (continued)

Impairments (continued)

When the fair value of available-for-sale securities is lower than its cost, the Company evaluates the securities to determine whether the impairment is considered to be “other-than-temporary.” In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of income.

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

The Company assesses its goodwill, indefinite-lived management contracts and finite-life management contracts for impairment at least annually. In its assessment of goodwill for impairment the Company considers such factors as the book value and market capitalization of the Company. In its assessment of indefinite-lived management contracts, the Company considers such factors as assets under management, product mix, product margins and projected cash flows to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair value of finite-lived management contracts and their remaining useful life is reviewed at least annually to determine if circumstances exist which may indicate a potential impairment. In addition, if circumstances exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value would be recognized as an expense in the period in which the impairment is determined.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except per share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

Change in Method of Applying an Accounting Principle

During 2007, the Company changed the date of its annual impairment tests for goodwill and indefinite-lived intangible assets to July 31st in order to provide additional time for testing due to the significant increase in these assets as a result of recent acquisitions. The Company’s management believes that this change in the method of applying an accounting principle is preferable under the circumstances and does not result in adjustments to the Company’s consolidated financial statements when applied retrospectively, nor would it result in the delay, acceleration or avoidance of recording a potential future impairment. This change in the method of applying SFAS No. 142 had no impact on the consolidated statements of income for the years ended December 31, 2007 or 2006.

The impairment tests performed as of July 31, 2008 and 2007 indicated that no impairment charges were required. Due to the recent capital market events, the Company performed an additional impairment test as of September 30, 2008 which indicated no impairment charges were required.

Deferred Mutual Fund Sales Commissions

The Company holds the rights to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The fair value of these deferred mutual fund commissions is being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred sales commission is expensed.

In April 2007, the Company acquired from a subsidiary of PNC certain distribution financing arrangements to receive certain cash flows from sponsored open-ended mutual funds sold without a front-end sales charge. The fair value of these assets was capitalized and is being amortized over periods up to six years. The Company also acquired the rights to related distribution fees from these funds and CDSCs upon shareholder redemption of certain back-end load shares prior to the end of the contingent deferred sales period. The Company paid $34 in exchange for the above rights, which is reflected on the consolidated statement of cash flows as an acquisition within investing activities.

The Company periodically reviews the carrying value of deferred mutual fund commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for the years ended December 31, 2008, 2007 or 2006.

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

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Software Costs

BlackRock develops a variety of risk management, investment analytic and investment system services for its customers, as well as for internal use, utilizing proprietary software which is hosted and maintained by BlackRock. The Company follows AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized beginning when the software project is complete and put into production, over the estimated useful life of the software of three years.

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

Assets and Liabilities to be Disposed of by Sale

In the course of the business of establishing real estate and private equity sponsored investment funds, the Company may purchase land, properties and third party private equity funds while incurring liabilities directly associated with the assets, together a disposal group, with the intention to sell the disposal group to a third party. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company treats these assets and liabilities as a “disposal group”, measured at the lower of the carrying amount or fair value. Losses are recognized for any initial or subsequent write-down to fair value and gains are recognized for any subsequent increase in fair value, but not in excess of the cumulative loss previously recognized.

At December 31, 2008, the Company held disposal group assets of $64 and related liabilities of $63 in other assets and other liabilities, respectively, on its consolidated statement of financial condition. Disposal group liabilities include approximately $58 of borrowings directly associated with the disposal group assets. During the year ended December 31, 2008, the Company recorded losses of $14 within non-operating income (expense) on its consolidated statement of income related to the disposal group.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Non-controlling interests

Non-controlling interests on the consolidated statements of income includes the income/(loss) allocated to non-controlling interest holders of the Company’s consolidated sponsored investment funds. Non-controlling interests are not adjusted for taxes on consolidated sponsored investment funds that are treated as pass-through entities for tax purposes.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the average cost method.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of the assets under management (“AUM”) or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

The Company contracts with third parties and related parties for various mutual fund administration and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the Company’s management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has recorded its management fees net of retrocessions. Retrocessions for the years ended December 31, 2008, 2007 and 2006 were $762, $780 and $156, respectively, and were reflected net in investment advisory and administration base fees on the consolidated statements of income.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product.

The Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as revenue on its consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2008 and 2007, the Company had $21 and $29, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Revenue Recognition (continued)

BlackRock provides a variety of market risk management, investment analytic, enterprise investment system and financial markets advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services, valuation of illiquid securities, disposition and workouts, strategic planning and execution, and enterprise investment system outsourcing for clients. Fees earned for BlackRock Solutions and advisory services are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM and (iii) performance fees if contractual thresholds are met. The fees earned for BlackRock Solutions and advisory services are recorded in BlackRock Solutions and advisory on the consolidated statements of income.

The Company also earns other advisory service fees which are recorded in other revenue on the consolidated statements of income when services are completed.

Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s stock-based compensation plans generally vest over periods ranging from one to five years.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement revised SFAS No. 123 and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition approach, with no cumulative effect on net income. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The adoption of SFAS No. 123(R) reduced 2006 pre-tax net income and net income by approximately $13 and $8, respectively, and affected earnings per share by approximately $0.10 per basic share and $0.09 per diluted share. The impact of the adoption of SFAS No. 123(R) was immaterial to the Company’s consolidated statement of cash flows.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Stock-based Compensation (continued)

The Company measures the grant-date fair value of employee share options and similar instruments using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The grant-date fair value of restricted stock units is calculated using the Company’s share price on the date of grant. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards. Awards under the Company’s stock-based compensation plans vest over periods ranging from one to five years. Expense is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally are derived using historical forfeiture information, where available, and are reviewed for reasonableness at least annually.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement eligible employees over the required service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually-required retirement notification period, if applicable.

The Company pays cash dividend equivalents, that are not subject to vesting, on outstanding restricted stock units (“RSUs”) granted prior to 2009. SFAS No. 123(R) requires dividend equivalents on RSUs expected to be forfeited to be included in compensation and benefits expense. Dividend equivalents on shares expected to vest are charged to retained earnings.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs include payments to third parties and affiliates, including Merrill Lynch and PNC, primarily associated with the administration and servicing of client investments in certain BlackRock products. Portfolio administration and servicing costs are expensed when incurred.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Leases

The Company accounts for its operating leases in accordance with SFAS No. 13, Accounting for Leases. The Company expenses the lease payments associated with operating leases during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Foreign Exchange

Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to the Company’s consolidated statements of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

BlackRock adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Excess tax benefits and shortfalls related to stock-based compensation are recognized as additional paid in capital and subsequent to the adoption of SFAS No. 123(R) excess tax benefits are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between recorded tax benefit and tax return benefit. At December 31, 2008, BlackRock had excess additional paid-in capital credits to absorb potential deficits between recorded tax benefits and tax return benefits.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Earnings per Share (“EPS”)

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the total weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share are computed using the treasury stock method.

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock issued to Merrill Lynch in the MLIM Transaction and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be a common stock equivalent for purposes of earnings per share calculations.

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), shares of the Company’s common stock are not included in basic earnings per share until contingencies are resolved and the shares are released. Shares of the Company’s common stock are not included in diluted earnings per share unless the contingency has been met assuming that the contingency period ended on the date of the consolidated statement of financial condition.

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Fair Value Measurements

BlackRock adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as of January 1, 2008, which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2, and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and certain debt securities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets which generally are included in this category may include short-term floating rate notes and asset-backed securities held by a consolidated sponsored cash management fund, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, as well as restricted public securities valued at a discount.

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

Level 3 inputs include capital accounts of BlackRock’s interest for partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity. The various partnerships are investment companies which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and it is irrevocable once elected. Assets and liabilities measured at fair value pursuant to SFAS No. 159 are required to be reported separately in the statement of financial condition from those instruments measured using another accounting method. The Company adopted SFAS No. 159 on January 1, 2008, however, elected not to apply the fair value option to any of its eligible financial assets or liabilities at that date. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements. The Company may elect the fair value option for any future eligible financial assets or liabilities upon their initial recognition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the consolidated statements of financial condition. For financial instruments recognized at fair value in the statement of financial position, the disclosure requirements of SFAS No. 157 also apply.

The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•

The fair value of marketable investments is based on quoted market prices. If investments are not readily marketable, fair values are primarily determined based on net asset values of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, the industry of the investment, or valuation services from third party service providers. At December 31, 2008, with the exception of certain equity method investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value (See Note 5).

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statements of financial condition and to measure those investments at fair value.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments

Amendments to the Impairment Guidance of EITF 99-20

In January 2009, the FASB issued Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF Issue No. 99-20, to allow for an entity to exercise its own judgment in arriving at estimates of future cash flows and assess the probability of collecting all cash flows rather than relying solely on the assumptions used by market participants. FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application of FSP EITF 99-20-1 is prohibited. The adoption of FSP EITF 99-20-1 did not materially impact BlackRock’s consolidated financial statements.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about its involvement with variable interest entities. The FSP is effective for reporting periods ending after December 15, 2008. The adoption of the additional disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 did not materially impact BlackRock’s consolidated financial statements.

Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”) and FSP FAS 157-2, Effective Date of FASB Statement No. 157. (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope transactions accounted for in accordance with SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets each measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The Company does not expect that the adoption of the provisions of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which became effective upon issuance, including prior periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active. The impact to the Company of adopting FSP FAS 157-3 in its determination of fair values at December 31, 2008 did not have a material impact on its consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company is currently evaluating the potential impact of SFAS No. 160 on its consolidated financial statements. However, these changes will not impact EPS as the net income attributed to the non-controlling interests will be excluded from the basic and diluted EPS calculations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (”SFAS No. 141”), while retaining the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) further defines the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as business combinations.

Additionally, SFAS No. 141(R) changes the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer generally be expensed as incurred. Liabilities for unrecognized tax benefits related to tax positions assumed in business combinations that settled prior to the adoption of SFAS No. 141(R), affected goodwill. If such liabilities reverse subsequent to the adoption of SFAS No. 141(R), such reversals will affect the income tax provision in the period of reversal. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company currently is evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements and on potential future business combinations.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The additional disclosure requirements of SFAS No. 161 are not expected to materially impact BlackRock’s consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 requires that an entity shall consider its own experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated financial statements.

Disclosures about Credit Derivatives

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The additional disclosure requirements of FSP FAS 133-1 and FIN 45-4 did not materially impact BlackRock’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Meaning of Indexed to a Company’s Own Stock

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. To meet the definition of “indexed to its own stock,” an instrument's contingent exercise provisions must not be based on an observable market other than the market for the issuer’s stock, and its settlement amount must be based only on those variables that are inputs to the fair value of a “fixed-for-fixed” forward or option on an entity’s equity shares. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption to change the classification or measurement of its financial statements.

Convertible Debt Instruments

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. At December 31, 2008 the Company had $249 principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company will retroactively adopt FSP APB 14-1 on January 1, 2009. The Company does not expect the impact to its December 31, 2008 and 2007 statement of financial conditions to be material. See below for the estimated retrospective EPS impact of adopting FSP APB 14-1.

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method as defined in SFAS No. 128. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented must be adjusted retrospectively. Prior to 2009, the Company awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights. The Company will retroactively adopt FSP EITF 03-6-1 on January 1, 2009. See below for the estimated retrospective EPS impact of adopting FSP EITF 03-6-1.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

2.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Retrospective Impact of Adoption of FSP APB 14-1 and FSP EITF 03-6-1

The retrospective impact of adopting FSP APB 14-1 and FSP EITF 03-6-1 to diluted EPS for common shares in 2006, 2007 and 2008 is a decline of $0.03, $0.16, and $0.13, respectively.

3.	Mergers and Acquisitions

Impact Investing

In August 2008, the Company acquired Impact Investing, an Australia based software development company specializing in equity portfolio management and analytical software tools. The maximum total consideration to be paid over two years is not expected to be material to the Company’s consolidated financial statements.

Quellos Group

On October 1, 2007, the Company closed the Quellos Transaction and paid Quellos $562 in cash and issued 1,191,785 shares of BlackRock common stock, valued at $188. The common stock was placed in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. The value of the common stock consideration was determined using the average closing price of BlackRock’s common stock ten days before the Quellos Transaction announcement date. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price.

In addition, Quellos may receive two contingent payments, upon achieving certain investment advisory base and performance fee measures through December 31, 2010, totaling up to $969 in a combination of cash and stock. The first contingent payment, of up to $374, is payable through 2009, up to 25% in BlackRock common stock based on a price of $157.33 per share, and the remainder in cash. The second contingent payment, of up to $595, is based on investment advisory fees through 2010 and is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment in 2011 if certain investment advisory base fee measures are met though 2010 to the extent that the value of the first contingent payment is less than $374 million.

The Quellos Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The excess, if any, of the final purchase price, which may include contingent consideration payments, over the fair value of assets acquired and liabilities assumed will be recorded as goodwill.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

3.	Mergers and Acquisitions

Quellos Group (continued)

A summary of the recorded fair values at October 1, 2007 of the assets acquired and liabilities assumed in this acquisition, which includes (i) adjustments made subsequent to the Company’s original estimates and (ii) adjustments to goodwill related to tax benefits realized from tax-deductible goodwill in excess of the initial book goodwill established is as follows:

Adjusted Estimate of Fair Value
Investments	$20
Property and equipment	9
Other assets	4
Goodwill	61
Finite-life intangible management contracts	161
Indefinite-life intangible management contracts	658
Liabilities assumed	(28)
Due to Quellos	(13)
Deferred tax liabilities	(291)

Total purchase price, including transaction costs	$581

Summary of consideration, net of cash acquired:
Cash paid	$573
Cash acquired	(49)
Other capitalized transaction costs	12
Common stock release of 280,519 shares from escrow agent	45

Total consideration	$581

Finite-life intangible management contracts have a weighted average estimated useful life of approximately 7.5 years and are amortized on the straight-line method.

As contingencies are resolved, BlackRock common shares held in escrow may be released from escrow. In April 2008, 280,519 common shares were released from escrow to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price. As additional shares held in escrow are released, and if contingent consideration payments are made to Quellos, additional purchase price consideration or employee compensation will be recorded.

Adjustments to goodwill related to tax benefits realized from tax-deductible goodwill in excess of the initial book goodwill established are not reflected in the table above. (See Note 9)

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

3.	Mergers and Acquisitions (continued)

Fund of Hedge Funds

On April 30, 2003, the Company purchased an 80% interest in an investment manager of a hedge fund of funds for approximately $4 in cash. On October 1, 2007, the Company paid $27 in cash to purchase the remaining 20% of the investment manager. The purchase price of the remaining interest was performance-based and was not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. As a result of the transaction in October 2007, $21 and $8 of additional goodwill and indefinite-life intangible assets, respectively, was recorded.

Merrill Lynch Investment Managers

On September 29, 2006, the Company completed the MLIM Transaction and issued 52,395,082 shares of BlackRock common stock and 12,604,918 of series A non-voting participating preferred stock to Merrill Lynch in consideration for the MLIM Business. Total consideration issued to Merrill Lynch was $9,089, net of cash acquired, including capitalized transaction costs. The Company’s consolidated financial statements include the accounts of the MLIM Business subsequent to September 29, 2006.

In connection with the MLIM Transaction, Merrill Lynch and PNC each have entered into stockholder agreements with BlackRock. These agreements were amended and restated as of February 27, 2009 and the following paragraphs describe certain key provisions of the stockholder agreements as amended and restated.

Pursuant to the terms of its amended and restated stockholder agreement, Merrill Lynch is restricted from owning more than 4.9% of total voting power of the capital stock of BlackRock or more than 49.8% of the fully diluted capital stock of BlackRock. Pursuant to the terms of its amended and restated stockholder agreement, PNC is restricted from owning more than 49.9% of the total voting power of the capital stock of BlackRock or more than 38% of the fully diluted capital stock of BlackRock.

In addition to the ownership restrictions described above, the stockholder agreements include the following additional provisions, among others:

•	Both Merrill Lynch and PNC generally are restricted from purchasing additional shares of BlackRock common stock if it would result in either exceeding their respective ownership caps;

•

Merrill Lynch is restricted from transferring any common stock or the series B non-voting participating preferred stock for a period of three years after the third anniversary of the closing of the MLIM Transaction without the prior consent of BlackRock;

•

PNC, and Merrill Lynch after the third anniversary of the closing of the MLIM Transaction, are subject to additional transfer restrictions designed to ensure that no party acquires a significant holding of voting stock;

•

Merrill Lynch and PNC are required to vote their shares in accordance with the BlackRock Board of Directors’ recommendations to the extent consistent with the provisions of the stockholder agreements; and

•

Certain fundamental transactions may not be entered into without prior approval of all of the independent directors then in office, or at least two-thirds of the directors then in office. Additionally, BlackRock may not enter into certain actions without prior approval of Merrill Lynch and PNC.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

3.	Mergers and Acquisitions (continued)

Merrill Lynch Investment Managers (continued)

The series A non-voting participating preferred stock:

•	was non-voting except as otherwise provided by applicable law;

•	participated in dividends, on a basis generally equal to the common stock;

•	granted the holder the right to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	benefited from a liquidation preference of $0.01 per share; and

•	was mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

The MLIM Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The value of the consideration paid for the net assets acquired was determined using the average closing price of BlackRock’s common stock two days before, the day of and two days after the MLIM Transaction announcement date of February 15, 2006 in accordance with EITF No. 99-12, Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Both the common stock and the series A non-voting participating preferred stock were valued at a price of $147.34 per share since both classes of stock participate equally in dividends and have transfer restrictions.

The Company also amended and restated its stockholder agreement with Merrill Lynch in July 2008. These changes are subsumed within the amendment and restated version discussed above. The Company also amended and restated its global distribution agreement with Merrill Lynch in July 2008.

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which on February 27, 2009 it exchanged a portion of the BlackRock common stock it held for an equal number of shares of non-voting preferred stock. (See Note 15, Related Party Transactions, for more details on these transactions.)

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

3.	Mergers and Acquisition (continued)

Nomura BlackRock Asset Management

On September 29, 2006, BlackRock acquired the remaining 50% interest in Nomura BlackRock Asset Management Co., Ltd. (“NBAM”) that was held by its joint venture partner, Nomura Asset Management Co., Ltd. (“Nomura”), for a purchase price of five billion Japanese yen (approximately $42), subject to certain adjustment provisions. Prior to the NBAM transaction, NBAM was consolidated in the Company’s financial statements under FIN No. 46(R), as a result of the preferential payments received by a BlackRock subsidiary which resulted in BlackRock being considered the primary beneficiary of NBAM.

4.	Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
	December 31, 2008	December 31, 2007

Available-for-sale investments	$101	$264
Trading investments	122	395
Other investments:
Consolidated sponsored investment funds (non cash management funds)	349	760
Consolidated sponsored cash management funds	326	—
Equity method investments	501	517
Deferred compensation plan hedge fund investments	30	60
Cost method	—	4

Total other investments	1,206	1,341

Total investments	$1,429	$2,000

At December 31, 2008, the Company had $728 of total investments held by consolidated sponsored investment funds of which $53 and $675 were classified as trading investments and other investments, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

4.	Investments (continued)

Available-for-sale investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Carrying Value
December 31, 2008	Cost	Gains	Losses

Total available-for-sale investments:
Sponsored investment funds	$109	$—	$(16)	$93
Collateralized debt obligations	6	—	(2)	4
Other debt securities	4	—	—	4

Total available-for-sale investments	$119	$—	$(18)	$101

December 31, 2007

Total available-for-sale investments:
Sponsored investment funds	$246	$6	$(1)	$251
Collateralized debt obligations	10	—	—	10
Other	3	—	—	3

Total available-for-sale investments	$259	$6	$(1)	$264

During the years ended December 31, 2008, 2007 and 2006, the Company recorded other-than temporary impairments of $7, $16 and $2, respectively, to other debt securities and CDO available-for-sale investments.

The Company has reviewed the gross unrealized losses of $18 at December 31, 2008 related to available-for-sale investments, of which $4 had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company recorded no additional impairments on such securities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

4.	Investments (continued)

Available-for-sale investments (continued)

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2008, 2007 and 2006 is shown below.

	Year ended December 31,
	2008	2007	2006
Sales proceeds (including unsettled transactions)	$57	$112	$7

Net realized gain (loss):
Gross realized gains	$2	$8	$1
Gross realized losses	(7)	—	—

Net realized gain (loss)	$(5)	$8	$1

Trading and other investments

A summary of the cost and carrying value of trading and other investments is as follows:

	December 31, 2008		December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$32	$29	$40	$45
Equity securities	109	75	103	116
Debt securities:
Municipal debt	9	7	240	234
Foreign government debt	8	7	—	—
Corporate debt	1	1	—	—
U.S. government debt	3	3	—	—

Total trading investments	$162	$122	$383	$395

Other investments:
Consolidated sponsored investment funds (non cash management)	$376	$349	$721	$760
Consolidated sponsored cash management funds	333	326	—	—
Equity method	752	501	446	517
Deferred compensation plan hedge fund investments	39	30	32	60
Cost method	—	—	4	4

Total other investments	$1,500	$1,206	$1,203	$1,341

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

4.	Investments (continued)

Trading and other investments (continued)

Trading investments include certain deferred compensation plan mutual fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity and debt securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Equity Method Investments

BlackRock invests in hedge funds, funds of hedge funds, real estate funds and private equity funds to establish a performance track record or for co-investment purposes. BlackRock accounts for certain of these investments under the equity method of accounting in addition to other accounting methods. BlackRock’s ownership percentage in its equity method investees range up to 49%.

Substantially all of its equity method investments are investment companies which record their underlying investments at fair value. BlackRock’s share of the investee’s underlying net income or loss is recorded as non-operating income (expense). The Company’s maximum exposure to loss is generally limited to its equity interest.

At December 31, 2008 the Company held equity method investments in hedge funds/funds of funds, real estate and private equity funds of approximately $273, $151 and $77, respectively.

In aggregate, the funds in which BlackRock had an equity method investment had net assets of approximately $12.2 billion at December 31, 2008 and net losses of approximately $6.8 billion for the year ended December 31, 2008. At December 31, 2007, in aggregate, the equity method investees had approximately $13.7 billion of net assets and approximately $1.9 billion of net income for the year ended December 31, 2007. The majority of the net assets of the equity method investees are comprised of investments held for capital appreciation offset by borrowings.

Maturity dates

The carrying value of debt securities, classified as available-for-sale, trading and other investments, by maturity at December 31, 2008 and 2007 is as follows:

	Carrying Value
Maturity date	December 31, 2008	December 31, 2007
<1 year	$329	$—
>1-5 years	2	10
>5-10 years	3	29
>10 years	14	195

Total	$348	$234

At December 31, 2008, the debt securities in the table above primarily consisted of floating rate notes and asset backed securities held by two consolidated sponsored cash management funds and municipal, corporate, U.S. and foreign government debt securities held by other sponsored investment products that are consolidated in the Company’s consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

4.	Investments (continued)

Impact of Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments owned by these consolidated sponsored investment funds are classified as other or trading investments. At December 31, 2008 and 2007, the following balances related to these funds were consolidated in the consolidated statements of financial condition:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$61	$67
Investments	728	1,054
Other net assets (liabilities)	12	(218)
Non-controlling interests	(491)	(578)

Total net interests in consolidated investment funds	$310	$325

BlackRock acts as general partner or managing member for consolidated sponsored private equity funds. In December 2007, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in 14 funds with net assets at December 31, 2007 of approximately $1,000. In December 2008, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in three funds with net assets at December 31, 2008 of approximately $210. BlackRock deconsolidated these sponsored investment funds upon the grant of these additional rights.

BlackRock’s total exposure to consolidated sponsored investment funds of $310 and $325 at December 31, 2008 and 2007, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interests. Approximately $6 and $210 of borrowings by consolidated sponsored investment funds at December 31, 2008 and 2007, respectively, is included in other liabilities on the consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

5.	Fair Value Disclosures

Assets measured at fair value on a recurring basis at December 31, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2008
Assets:

Investments:

Available-for-sale	$63	$34	$4	$—	$101

Trading	113	9	—	—	122

Other investments:

Consolidated sponsored investment funds (non cash management funds)	—	21	328	—	349

Consolidated sponsored cash management funds	—	326	—	—	326

Equity method investments	—	—	461	40	501

Deferred compensation plan hedge fund investments	—	10	20	—	30

Total investments	176	400	813	40	1,429

Separate account assets	2,461	85	4	73	2,623

Other assets(2)	—	9	64	—	73

Total assets measured at fair value	$2,637	$494	$881	$113	$4,125

(1)	Includes investments in equity method investees and other assets which in accordance with GAAP are not accounted for under a fair value measure.
(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

5.	Fair Value Disclosures (continued)

A wholly-owned subsidiary of the Company is a registered life insurance company that maintains separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities. At December 31, 2008 and 2007, the Level 3 separate account assets were approximately $4 and $12, respectively. The changes in Level 3 assets primarily relate to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the consolidated statements of income.

Level 3 assets, which includes equity method investments or consolidated investments of real estate funds, private equity funds and funds of private equity funds are valued based upon valuations received from internal as well as third party fund managers. Fair valuations at the underlying funds are based on a combination of methods which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies and the business environment of the companies, among other factors. See Note 2 for further detail on the fair value policies by the underlying funds.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2008

	Investments	Other Assets
December 31, 2007	$1,240	$—
Realized and unrealized gains / (losses), net	(409)	(16)
Purchases, sales, other settlements and issuances, net	11	2
Net transfers in and/or out of Level 3	(29)	78

December 31, 2008	$813	$64

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(366)	$(17)

Realized and unrealized gains and losses recorded for Level 3 assets are reported in non-operating income (expense) on the consolidated statements of income. Non-controlling interest expense is recorded for consolidated investments to reflect the portion of gains and losses not attributable to the Company.

The Company transfers assets in and/or out of Level 3 as significant inputs, including performance attributes, used for the fair value measurement become observable.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

6.	Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations and sponsored investment funds, that may be considered VIEs. The Company receives management fees or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company engages in these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests, unfunded capital commitments for certain sponsored investment funds and its capital support agreements for two enhanced cash funds.

The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both as a result of holding variable interests. In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

VIE’s in which BlackRock is the Primary Beneficiary

At December 31, 2008, the Company was the primary beneficiary of three VIEs, which resulted in consolidation of three sponsored investment funds (including two cash management funds and one private equity fund of funds). Creditors of the VIEs do not have recourse to the credit of the Company.

During 2008, the Company determined it became the primary beneficiary of two enhanced cash management funds as a result of concluding that under various cash flow scenarios it absorbed the majority of the variability to cover expected losses in the funds due to its equity ownership percentage of the funds along with its obligation under the Company’s capital support agreements with the funds which were established to cover potential realized losses within the funds. During 2008, the Company contributed $1 to the cash management funds to cover realized losses. As of December 31, 2008, under the terms of the capital support agreements, BlackRock was obligated to cover realized losses of up to $45.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

6.	Variable Interest Entities (continued)

As of December 31, 2008

	VIE Net Assets That the	Maximum Risk of Loss
	Company Consolidates	Equity Interests	Capital Support Agreements	Total
Sponsored cash management funds	$328	$88	$45	$133
Other sponsored investment funds	55	—	—	—

Total	$383	$88	$45	$133

As a result of consolidating the three private investment funds, at December 31, 2008, the Company recorded $383 of net assets, primarily investments and cash and cash equivalents which in consolidation is offset by $319 of non-controlling interests which reflect the equity ownership of third parties, on its consolidated statements of financial condition. For the year ended December 31, 2008, the Company recorded a non-operating expense of $12 offset by a $13 gain in non-controlling interests on its consolidated statements of income.

The maximum risk of loss related to the capital support agreements in the table of above reflect the Company’s total obligation under the capital support agreements with the two enhanced cash funds. The fair value of the capital support agreements recorded at December 31, 2008 and 2007 was $18 and $12, respectively.

As of December 31, 2007

	VIE Net Assets That the	Maximum Risk of Loss
	Company Consolidates	Equity Interests	Total
Sponsored investment funds	$96	$—	$—

At December 31, 2007 the Company consolidated one sponsored investment fund with net assets of $96, primarily consisting of cash and cash equivalents and investments offset by $96 of non-controlling interests to reflect the equity ownership of third parties. For the year ended December 31, 2007, the Company recorded non-operating income of $30 offset by $30 of non-controlling interests expense on its consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

6.	Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of VIE

At December 31, 2008 and 2007, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

As of December 31, 2008

	VIE Assets That the	VIE Liabilities That the	Variable Interests on the Statement of Financial Condition
	Company Does Not Consolidate	Company Does Not Consolidate	Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs	$6,660	$14,487	$4	$5	$(1)	$25
Sponsored cash management funds	733	—	—	—	—	—
Other sponsored investment funds	5,813	440	9	9	(6)	18

Total	$13,206	$14,927	$13	$14	$(7)	$43

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals.

At December 31, 2008, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments (ii) management fee receivables and (iii) the credit protection sold by BlackRock in a synthetic CDO transaction (see Note 7 for further information).

As of December 31, 2007

	VIE Assets That the	VIE Liabilities That the	Variable Interests on the Statement of Financial Condition
	Company Does Not Consolidate	Company Does Not Consolidate	Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs	$12,891	$16,516	$11	$8	$5	$40
Sponsored cash management funds	7,365	—	88	—	—	188
Other sponsored investment funds	7,896	363	13	5	(4)	18

Total	$28,152	$16,879	$112	$13	$1	$246

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

6.	Variable Interest Entities (continued)

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals of the sponsored investment funds.

At December 31, 2007, BlackRock’s maximum risk of loss associated with these VIE’s primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables, (iii) credit protection sold by BlackRock in a synthetic CDO transaction (see Note 7 for further information) and (iv) the impact of the Company’s obligation under the capital support agreements which were established in support of two enhanced cash funds.

7.	Derivatives and Hedging

For the years ended December 31, 2008 and 2007, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133.

By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. For the year ended December 31, 2008, the change in fair value of foreign exchange forward contracts was not material to the Company’s consolidated financial statements.

During 2007, the Company entered into a series of total return swaps to economically hedge market price exposures with respect to seed investments in sponsored investment products. At December 31, 2008, the outstanding total return swaps had an aggregate notional value of approximately $49 and net realized and unrealized gains of approximately $33 for the year ended December 31, 2008. The net gains were included in non-operating income (expense) in the Company’s consolidated statements of income.

In December 2007, BlackRock entered into capital support agreements, up to $100, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 and were no longer backed by the letters of credit. See Note 11, Borrowings, for further discussion. During the twelve months ended December 31, 2008, the Company provided approximately $1 of capital contributions to these two funds under the capital support agreements. BlackRock determined that the capital support agreements qualified as derivatives under SFAS No. 133. At December 31, 2008 and 2007, the fair value of the derivative liabilities related to the capital support agreements for the two funds totaled approximately $18 and $12, respectively. The fair value of these liabilities will increase or decrease as BlackRock’s obligations under the capital support agreements fluctuate based on the fair value of the derivatives. Due to consolidation of these two funds at December 31, 2008, the derivative liability was eliminated against the receivable of the funds on the consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

7.	Derivatives and Hedging (continued)

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction ("Pillars"). The Company has entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $17, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under FIN 46(R) and has concluded the Company is not Pillars’ primary beneficiary. Pursuant to SFAS No. 133, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. For the year ended December 31, 2008, the Company recorded a net loss of $4 in non-operating income (expense) in the consolidated statement of income related to interest accrued offset by the change in the fair value of the credit default swap. At December 31, 2008, the fair value of the Pillars credit default swap was approximately $0.5 and was included in other liabilities on the consolidated statement of financial condition.

The Company may, at times, consolidate certain sponsored investment funds which utilize derivative instruments as a part of the fund’s investment strategy. Such derivatives are not material to the Company’s consolidated financial statements.

8.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful life - in years	December 31,
		2008	2007

Property and equipment:
Land	N/A	$4	$4
Building	39	17	17
Building improvements	15	12	12
Leasehold improvements	1-15	156	145
Equipment and computer software	3-5	257	255
Furniture and fixtures	3-7	47	51
Construction in progress	N/A	26	8

Gross property and equipment		519	492

Less: accumulated depreciation		259	226

Property and equipment, net		$260	$266

N/A - Not applicable

Qualifying software costs of approximately $28, $25 and $12 have been capitalized within equipment and computer software for the years ended December 31, 2008, 2007 and 2006, respectively, and are being amortized over an estimated useful life of three years.

Depreciation expense was $84, $68 and $35 for the years ended December 31, 2008, 2007 and 2006, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

9.	Goodwill

Goodwill activity during the years ended December 31, 2008 and 2007 was as follows:

	2008	2007

Beginning of year balance	$5,520	$5,257
Goodwill acquired related to:
Quellos	55	27
Fund of hedge funds manager	—	21
Impact Investing	4	—
Other	—	1

Total goodwill acquired	59	49

Goodwill adjustments related to:
MLIM	—	212
Quellos	(41)	(5)
NBAM	—	6
Other	(5)	1

Total goodwill adjustments	(46)	214

End of year balance	$5,533	$5,520

During the year ended December 31, 2008, goodwill increased by $13. Approximately $55 was recorded as additional goodwill due to the release of 280,519 common shares to Quellos, which were held in escrow in accordance with the Quellos asset purchase agreement and an $11 additional cash payment due to achieving certain revenue measures. This increase was partially offset by a decline in goodwill of approximately $21 as a result of the Company’s review of the Quellos purchase price allocation primarily in the three months ended March 31, 2008 and a decrease of approximately $20 related to tax benefits realized from tax-deductible goodwill in excess of book goodwill. At December 31, 2008, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $409. Goodwill will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

In August 2008, the Company acquired Impact Investing, an Australia based software development company specializing in equity portfolio management and analytical software tools. The total consideration to be paid is not expected to be material to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

10.	Intangible Assets

Intangible assets at December 31, 2008 and 2007 consisted of the following:

	Remaining Weighted-
	Average	December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$4,461	$—	$4,461
Alternative investment products	N/A	917	—	917

Total indefinite-lived intangible assets		5,378	—	5,378

Finite-lived intangible assets:
Acquired management contracts:
Institutional	7.5	833	206	627
Retail	8.7	348	71	277
Alternative investment products	6.6	200	47	153
Other (1)	9.6	6	—	6

Total finite-lived intangible assets	7.7	1,387	324	1,063

Total intangible assets		$6,765	$324	$6,441

	Remaining Weighted-
	Average	December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$4,461	$—	$4,461
Alternative investment products	N/A	890	—	890

Total indefinite-lived intangible assets		5,351	—	5,351

Finite-lived intangible assets:
Acquired management contracts:
Institutional	8.5	832	119	713
Retail	9.7	348	39	309
Alternative investment products	7.6	195	17	178
Other (1)	1.0	5	3	2

Total finite-lived intangible assets	8.7	1,380	178	1,202

Total intangible assets		$6,731	$178	$6,553

(1)	Other represents intellectual property in 2008 and a trademark in 2007.

N/A - Not applicable

Amortization expense for finite-lived intangible assets was $146, $130 and $38 in 2008, 2007 and 2006, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

10.	Intangible Assets (continued)

Finite-Lived Acquired Management Contracts

In January 2005, the Company acquired $63 in finite-life management contracts from MetLife, related to $48 in contracts with institutional separate accounts, $9 in contracts with real estate equity funds and $6 in contracts with CDOs. The initial useful lives of these finite-life acquired management contracts ranged from 5 to 20 years.

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired finite-life management contracts valued at $1,135, primarily associated with $771 of contracts with institutional separate accounts, $348 of contracts with retail separate accounts, $11 of private equity accounts and $5 in trade name intangibles. The initial weighted-average estimated useful life of these finite-life management contracts was approximately 10.1 years.

On September 29, 2006, in conjunction with the NBAM transaction, the Company acquired $13 of finite-life management contracts, primarily associated of institutional fixed income accounts. The initial weighted-average useful life of these finite-life management contracts was approximately nine years.

On October 1, 2007, in conjunction with the Quellos Transaction, the Company acquired $161 of finite-life management contracts, primarily associated with private equity, fund of funds and other contracts. The initial weighted-average useful life of these finite-life management contracts was approximately 7.5 years.

In August 2008, in conjunction with the Impact Investing transaction, the Company acquired $7 of finite-life contracts associated primarily of $1 of institutional equity accounts and $6 for intellectual property. The initial weighted-average useful life of these finite-life management contracts was approximately 9.5 years.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

2009	$145
2010	143
2011	140
2012	139
2013	139

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

10.	Intangible Assets (continued)

Indefinite-Lived Acquired Management Contracts

On January 31, 2005, the Company acquired $229 in indefinite-life management contracts in the SSR Holdings, Inc. (“SSR”) transaction, consisting of $188 in contracts with mutual funds and $41 in contracts with alternative investment funds.

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired indefinite-life management contracts valued at $4,477 consisting of $4,271 for all retail mutual funds and $206 of alternative investment products.

On October 1, 2007, in conjunction with the Quellos Transaction, the Company acquired $631 in indefinite-life management contracts associated with alternative investment products.

On October 1, 2007, the Company purchased the remaining 20% of an investment manager of a fund of hedge funds. In conjunction with this transaction, the Company recorded $8 in additional indefinite-life management contracts associated with alternative investment products.

11.	Borrowings

Short-Term Borrowings

In December 2006, the Company entered into an unsecured revolving credit facility with a syndicate of banking institutions. This facility, as amended in February 2007 (the “2006 facility”), permitted the Company to borrow up to $800.

In August 2007, the Company terminated the 2006 facility and entered into a new five year $2,500 unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 of borrowing capacity, subject to lender credit approval, up to a maximum of $3,000. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at December 31, 2008.

The 2007 facility was used to refinance the 2006 facility and provide back-up liquidity, fund ongoing working capital for general corporate purposes and fund various investment opportunities. At December 31, 2008, the Company had $200 outstanding under the 2007 facility with an interest rate of 0.61% and a maturity date during January 2009. During January 2009, the Company rolled over the $200 in borrowings with an interest rate of 0.56% and a maturity date during February 2009.

Lehman Commercial Paper Inc. has a $140 participation under the 2007 Facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts.

In December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the existing 2007 facility in an aggregate amount of $100. In December 2008, the letters of credit were terminated.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At December 31, 2008, the Company had no borrowings outstanding on the Japan Commitment-line.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

11.	Borrowings (continued)

Long-Term Borrowings

Long-term borrowings included the following:

	December 31,
	2008	2007
6.25% Senior notes due in 2017	$695	$695
2.625% Convertible debentures due in 2035	249	250
Other	2	2

Total long-term borrowings	$946	$947

At December 31, 2008, the estimated fair value of the senior notes and convertible debentures was $655 and $344, respectively. The fair value for the senior notes and convertible debentures was estimated using an applicable bond index and market prices at the end of December 31, 2008.

Long-term notes

In September 2007, the Company issued $700 in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “Notes”). The Notes were issued at a discount of $6, which is being amortized over their ten-year term. The Company incurred approximately $4 in debt issuance costs, which are included in other assets on the consolidated statements of financial condition and are being amortized over the term of the Notes.

Convertible debentures

In February 2005, the Company issued $250 aggregate principal amount of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced August 15, 2005.

Prior to February 15, 2009, the Debentures may be convertible at the option of the holder at a December 31, 2008 conversion rate of 9.9639 shares of common stock per one dollar principal amount of Debentures under certain circumstances. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s common stock, if during the five business day period after any five consecutive trading day period the trading price per Debenture for each day of such period is less than 103% of the product of the last reported sales price of BlackRock’s common stock and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of BlackRock common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets or a change of control of the Company. On and after February 15, 2009, the Debentures will be convertible into cash at any time prior to maturity at the option of the holder and, in some situations as described below, additional shares of the Company’s common stock at the current conversion rate.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

11.	Borrowings (continued)

Long-Term Borrowings: (continued)

Convertible debentures (continued)

At the time the Debentures are tendered for conversion, for each one dollar principal amount of Debentures converted, a holder shall be entitled to receive cash and shares of BlackRock common stock, if any, the aggregate value of which (the “conversion value”) will be determined by multiplying the applicable conversion rate by the average of the daily volume weighted average price of BlackRock common stock for each of the ten consecutive trading days beginning on the second trading day immediately following the day the Debentures are tendered for conversion (the “ten day weighted average price”). The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Debentures to be converted and (b) the aggregate principal amount of the Debentures to be converted, and (2) if the aggregate conversion value of the Debentures to be converted is greater than the principal return, an amount in shares (the “net shares”), determined as set forth below, equal to such aggregate conversion value less the principal return (the “net share amount”). The number of net shares to be paid will be determined by dividing the net share amount by the ten-day weighted average price. In lieu of delivering fractional shares, the Company will deliver cash based on the ten-day weighted average price.

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, each payment of quarterly dividends greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, BlackRock’s common stock, a distribution of assets or indebtedness to holders of BlackRock common stock or a tender offer on the common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that any economic gains realized by the Company’s stockholders are shared with the holders of the Debentures. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions and has been subsequently revised to 9.9639 as a result of dividends paid by the Company that were in excess of $0.30 per share.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

11.	Borrowings (continued)

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

On October 16, 2008, the Debentures became convertible at the option of the holders into cash and shares of the Company’s common stock, after the trustee determined that the trading price for the debentures on each day of a five consecutive trading day period was less than 103% of the product of the last reported sale price of the Company’s common stock on such date and the conversion rate on such date. The conversion period ended on October 30, 2008 after the Debentures failed to satisfy the trading price condition on October 24, 2008. During the conversion period holders of $0.5 of Debentures elected to convert their holdings into cash and shares.

12.	Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office space under agreements which expire through 2023. Future minimum commitments under these operating leases are as follows:

Year	Amount
2009	$62
2010	58
2011	55
2012	50
2013	47
Thereafter	274

$546

Rent expense and certain office equipment expense under agreements amounted to $92, $85 and $43 for the years ended December 31, 2008, 2007 and 2006, respectively.

The above lease commitments include facilities which currently are leased from Merrill Lynch, a related party to BlackRock. Future lease commitments on such leases are $2 in 2009, $1 in 2010, $1 in 2011, $1 in 2012 and $1 in 2013, and $3 thereafter.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

12.	Commitments and Contingencies (continued)

Commitments

Investment / Loan Commitments

The Company has certain investment and loan commitments relating primarily to real estate products, hedge funds, funds of private equity funds and a warehouse entity established for certain private equity funds of funds. Dates shown below represent the expiration dates of the commitments. Amounts to be funded generally are callable at any point prior to the expiration of the commitment. The Company has the following unfunded investment and loan commitments at December 31, 2008:

Year of Expiration	Amount
2009	$9
2010	49
2011	16
2012	1
2013	34
Thereafter	192

Total	$301

Contingencies

Contingent Payments Related to Business Acquisitions

On October 1, 2007, the Company acquired the fund of funds business of Quellos (See Note 3). Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 in a combination of cash and stock. The first contingent payment, of up to $374, is payable in 2009, up to 25% in BlackRock common stock and the remainder in cash. The second contingent payment, of up to $595, is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment if certain performance measures are met in 2011 to the extent that the value of the first contingent payment is less than $374.

In connection with the Impact Investing acquisition, the Company may be required to make several additional contingent payments upon completion of certain operating measures through 2010, totaling up to $12. Currently, the payments are anticipated to be recorded as employee compensation.

On January 31, 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc. (renamed BlackRock Realty Advisors, Inc., “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $265 in cash and 550,000 shares of BlackRock restricted common stock. The stock purchase agreement provides for two contingent payments. For the first contingent payment, MetLife received 32.5% of performance fees earned, as of March 31, 2006, from a large institutional real estate client. In 2006, the Company incurred and paid a fee sharing expense of $34 related to this arrangement. For the second contingent payment, on the fifth anniversary of the closing of the SSR Transaction, MetLife may receive an additional payment up to a maximum of $10 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

12.	Commitments and Contingencies (continued)

Capital Support Agreements

In December 2007, BlackRock entered into capital support agreements with two enhanced cash funds. Pursuant to the capital support agreements, BlackRock has agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100, related to specified securities held by the two enhanced cash funds. The terms of the capital support agreements were renewed in December 2008 to cover realized losses up to $45 and will expire at the end of each calendar month unless renewed by BlackRock. In January 2009, one capital support agreement was terminated, due to the closure of the related funds, leaving only one capital support agreement, with a total $20 potential obligation, outstanding.

Other Contingent Payments

The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 under a credit default swap between the Company and Citibank. See Note 7 for further discussion of this transaction and the related commitment.

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

Management believes that the likelihood of any liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock. Consequently, no liability has been recorded on the consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Year ended December 31,
	2008	2007	2006
Stock-based compensation:
Restricted stock and RSUs	$209	$122	$48
Stock options	10	13	13
Long-term incentive plans funded by PNC	59	53	50
ESPP and other	—	—	9

Total stock-based compensation	$278	$188	$120

Stock Award and Incentive Plan

Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and non-employee directors. A maximum of 17,000,000 shares of common stock are authorized for issuance under the Award Plan. Of this amount, 4,381,646 shares remain available for future awards at December 31, 2008. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury, to the extent available.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation (continued)

Stock Options

Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2003. Options granted have a ten-year life, vest ratably over periods ranging from two to five years and become exercisable upon vesting. Prior to the January 2007 grant described below, the Company had not granted any stock options since 2003. Stock option activity for the years ended December 31, 2008, 2007 and 2006 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2005	4,577,641	$36.81
Exercised	(113,572)	$33.23
Forfeited	(6,400)	$37.36

December 31, 2006	4,457,669	$36.90
Granted	1,545,735	$167.76
Exercised	(1,899,239)	$36.96
Forfeited	(3,000)	$37.36

December 31, 2007	4,101,165	$86.19
Exercised	(662,013)	$36.36
Forfeited	(298,635)	$167.76

December 31, 2008 (1)	3,140,517	$88.82

(1)	At December 31, 2008, approximately 3.1 million awards were vested or are expected to vest.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $113, $268 and $12, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation (continued)

Stock Options (continued)

Stock options outstanding and exercisable at December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value of Exercisable Shares
(per share)

$14.00	80,636	0.75	$14.00	80,636	$14.00	0.75	$9,688
$37.36	1,603,781	3.79	$37.36	1,603,781	$37.36	3.79	155,230
$43.31	212,000	1.96	$43.31	212,000	$43.31	1.96	19,258
$167.76	1,244,100	8.09	$167.76	—	—	—

	3,140,517	5.29	$88.82	1,896,417	$37.03	3.45	$184,176

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

Assumptions used in calculating the grant-date fair value for the stock options issued in January 2007 were as follows:

Exercise price	$167.76
Expected term (years)	7.335
Expected volatility	24.5%
Dividend yield	1.0%-4.44%
Risk-Free interest rate	4.8%

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation (continued)

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

The year 2008 included a cumulative adjustment to the estimated forfeiture rate for unvested stock options as a result of additional data on actual forfeiture activity.

As of December 31, 2008, the Company had $32 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.8 years.

Restricted Stock and RSUs

Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Restricted stock was issued for stock awards prior to 2006. RSUs were issued for the majority of grants in 2006, 2007 and 2008. These restricted shares and RSUs vest over periods ranging from one to five years and are expensed on the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Dividend equivalents on restricted stock and RSUs are paid to employees based on the dividend payment date.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

Restricted stock and RSU activity for the years ended December 31, 2008, 2007 and 2006 is summarized below:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2005	291,648	$71.30
Granted	1,341,975	$137.97
Converted	(113,456)	$68.15
Forfeited	(4,277)	$113.13

December 31, 2006	1,515,890	$130.49
Granted	2,551,913	$167.64
Converted	(274,164)	$104.15
Forfeited	(84,631)	$159.95

December 31, 2007	3,709,008	$158.01
Granted	1,618,161	$201.80
Converted	(468,046)	$146.69
Forfeited	(255,170)	$163.64

December 31, 2008 (1)	4,603,953	$174.24

(1)	At December 31, 2008, approximately 4.4 million awards are expected to vest.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2006, the Company issued approximately 299,400 RSUs to certain employees at a total fair value of approximately $34. The awards vest evenly over three years. In November 2006, the Company granted approximately 1,013,600 RSUs, which vest after five years as incentive awards to former MLIM employees remaining with BlackRock after the closing of the MLIM Transaction.

On January 25, 2007, the Company issued approximately 901,200 RSUs to employees in conjunction with their annual incentive compensation awards. The RSU awards vest over three years through January 2010. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant, or $169.70. The grant date fair value of the RSUs is being amortized into earnings on the straight-line method over the requisite service period, net of expected forfeitures, for each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition, in January 2007, the Company granted 1,559,022 of RSUs as long-term incentive compensation, which will be funded by shares currently held by PNC.

In January 2008 and 2009, the Company granted 295,633 and 23,417 RSUs, respectively, as long-term incentive compensation, which will be partially funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards cliff vest five years from the date of grant.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

In January 2008 and 2009, the Company granted 1,212,759 and 1,789,685 RSUs, respectively, to employees as part of annual incentive compensation under the Award Plan that vest ratably over three years from the date of grant.

At December 31, 2008, there was $403 of total unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 2.5 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240 in deferred compensation awards, of which the Company previously granted approximately $233. Approximately $208 of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. Approximately $11 of previously issued 2002 LTIP Awards will result in the settlement of BlackRock shares held by PNC through 2010 at a conversion price approximating the market price on the settlement date. The fair value of the remaining 2002 LTIP Awards are accrued prior to settlement over the remaining service period in accrued compensation and benefits on the consolidated statements of financial condition.

The settlement of the 2002 LTIP Awards in January 2007 resulted in the surrender by PNC of approximately 1,000,000 shares of BlackRock stock. Under the terms of the 2002 LTIP Awards, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $166. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC. For the shares not put back to the Company, no dilution resulted from the delivery of stock pursuant to the awards since they were funded by shares held by PNC and were issued and outstanding at December 31, 2006. Put elections made by employees were accounted for as treasury stock repurchases and are accretive to the Company’s earnings per share. The shares repurchased were retained as treasury stock.

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan, of approximately 1,600,000 RSUs, that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met is approximately $271, all of which has been granted as of December 31, 2008.

Subsequent to September 29, 2011, the remaining committed PNC shares, of approximately 1,400,000, would be available for future long-term incentive awards.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

13.	Stock-Based Compensation (continued)

Employee Stock Purchase Plan

Through August 2006, the terms of the BlackRock Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees could not purchase more than 500 shares of common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423(b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 thousand worth of common stock based on its fair market value. The Company used the fair value method of measuring compensation cost pursuant to SFAS No. 123 and incurred ESPP-related compensation expense of approximately $1 during the year ended December 31, 2006. The ESPP was suspended in August 2006 and amended effective January 2007.

Effective January 2007, the terms of the amended ESPP allow eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with SFAS No. 123R, the Company will not record compensation expense related to employees purchasing shares under the amended ESPP.

14.	Employee Benefit Plans

Involuntary Deferred Compensation Plan

Effective January 2002, the Company adopted an Involuntary Deferred Compensation Plan (“IDCP”) for the purpose of providing deferred compensation and retention incentives to key officers and employees. The IDCP provided for a mandatory deferral of up to 15% of annual incentive compensation. For annual incentive awards for fiscal years prior to 2005, the mandatory deferral was matched by BlackRock in an amount equal to 20% of the deferral for employees with total compensation above certain levels. The matching contribution related to the mandatory deferral vests on the third anniversary of the deferral date. The Company funds the obligation through a rabbi trust established on behalf of the participants in the plan. No mandatory deferrals under the IDCP have been made since the annual incentive awards for fiscal year 2004.

During 2008, the IDCP was liquidated and all assets were distributed to the existing participants.

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

Rabbi Trust

The rabbi trust established for the IDCP and VDCP, with assets totaling $49 and $67 as of December 31, 2008 and 2007, respectively, is reflected in investments on the Company’s consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $41 and $60 as of December 31, 2008 and 2007 is reflected in the Company’s consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income or loss and changes in the corresponding liability are reflected as employee compensation and benefits expense in the accompanying consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

14.	Employee Benefit Plans (continued)

Defined Benefit Plans

Certain employees of the Company participate in PNC’s non-contributory defined benefit pension plan. Effective July 1, 2004, PNC froze all accrued benefits related to BlackRock participants under this plan and closed this plan to new BlackRock participants. Effective September 29, 2006, the Company paid PNC $2 to assume all future liabilities under the Plan. BlackRock recorded pension expenses related to this plan of $0, $0 and $1 for the years ended December 31, 2008, 2007 and 2006, respectively.

Through the MLIM Transaction, the Company assumed several defined benefit pension plans in Japan, Germany, Luxembourg and Jersey. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants. In 2008 the defined benefit pension values in Luxembourg were transferred into a new defined contribution plan for such employees, removing future liabilities. Otherwise, participant benefits under the plans will not change with salary increases or additional years of service. The liabilities assumed under these plans were recorded as part of the purchase price allocation for the MLIM Transaction (see Note 3) and are immaterial to the Company’s 2008 and 2007 consolidated statements of financial condition.

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

Effective July 1, 2007, the Company terminated the SSRM Plan. Upon termination of the SSRM Plan, participants were eligible to elect to receive a distribution of their benefits in the form of a one-time lump sum payment or an annuity, to be purchased from an insurer at market rates. Additional costs of termination were not material to the Company’s consolidated financial statements. The Company made a final contribution in connection with the termination of the SSRM Plan in the third quarter of 2008 of approximately $1 and distributed the remaining assets in the third quarter of 2008.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

14.	Employee Benefit Plans (continued)

Defined Contribution Plans

Until September 30, 2006, the Company’s employees participated in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, were matched by the Company at 100%. Effective in October 2006, the Company established the BlackRock Retirement Savings Plan (“BRSP”). Active employee accounts in the ISP were transferred directly to the BRSP in October 2006. Under the BRSP, employee contributions of up to 6% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50%. As part of the BRSP, the Company also will make an annual retirement contribution on behalf of each eligible participant equal to no less than 3% of eligible compensation, plus an additional amount, determined in the discretion of the Company, not to exceed 2% of eligible compensation for a total contribution of no more than 5% of eligible compensation. The BRSP and ISP expense for the Company was $53, $31, and $11 for the years ended December 31, 2008, 2007 and 2006, respectively. Contributions to the ISP were matched by shares of BlackRock’s common stock in 2006. 500,000 shares of BlackRock’s common stock have been reserved for the ISP, of which approximately 493,000 shares have been issued as of December 31, 2008. Contributions to the BRSP are made in cash. Investments in BlackRock stock were transferred from the ISP to the BRSP; however, no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

BlackRock Investment Management (UK) Limited (“BIM”), a wholly-owned subsidiary of the Company, contributes to the BlackRock Group Personal Pension Plan a defined contribution plan for all employees of BIM. BIM contributes between 6% and 15% of each employee’s eligible compensation.

The Company assumed two 401(k) Plans covering employees of SSR and Realty (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR Transaction. Effective with the closing of the SSR Transaction, contributions ceased for all participants in the Research Plan and selected participants in the Realty Plan and the Research Plan was closed to new participants. All participants for which contributions ceased in either the Research Plan or Realty Plan, participated in the ISP through September 30, 2006 and became participants of the BRSP thereafter. For all employees who were active participants in the Realty Plan, employee contributions of up to 3% of eligible compensation, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, were matched by the Company.

Effective November 1, 2007, the Company merged the assets of the Research Plan and select participant accounts of the Realty Plan into the BRSP.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

14.	Employee Benefit Plans (continued)

Deferred Compensation Plans

SSR and Realty have deferred compensation plans (collectively, the “SSR New Plan”) which allowed participants to elect to defer a portion of their annual incentive compensation or commissions for either a fixed term or until retirement and invest the funds in specified investments. SSR has funded a portion of the obligation through the purchase of company-owned life insurance (“COLI”) policies to the benefit of SSR. The COLI assets are carried at fair value on the consolidated statement of financial condition, and at December 31, 2008, the value of the COLI assets was $8 and was recorded in other assets. Changes in the cash surrender value of the COLI policies are recorded to non-operating income in the consolidated statements of income. In addition, the Company has recorded a related obligation to repay the deferred incentive compensation, plus applicable earnings, to employees, which totaled $9 and was recorded in accrued compensation and benefits on the consolidated statement of financial condition as of December 31, 2008. Changes in the Company’s obligation under the SSR New Plan, as a result of appreciation of the underlying investments in an employee’s account, are recorded as compensation and benefits expense in the consolidated statements of income. Effective March 2004 the SSR New Plan no longer allowed participants to defer a portion of their annual incentive compensation or commissions.

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for either a fixed term or until retirement. Obligations under this plan were funded through split-dollar life insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid by the Company and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR under the SSR Old Plan will be applied first against the obligation to repay premiums advanced by SSR, with any remaining value accruing to the benefit of the employee. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At December 31, 2008, the receivables from employees and obligations under the SSR Old Plan were $1.

Post-retirement Benefits

Until December 31, 2006, PNC provided certain post-retirement health care and life insurance benefits for certain eligible employees. As of December 31, 2006, the Company transferred all future liability under this plan to PNC for $2. Expenses for post-retirement benefits allocated to the Company by PNC were $1 for the year ended December 31, 2006. No separate financial obligation data for the Company is available with respect to such plan.

In addition, in conjunction with the MLIM Transaction the Company assumed a requirement to deliver post-retirement medical benefits to a closed population based in the United Kingdom. For the years ended December 31, 2008, 2007 and 2006, expenses for these benefits were immaterial to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions

Determination of Related Parties

As a result of the MLIM Transaction (see Note 3 for further discussion), Merrill Lynch acquired approximately 49.3% of the total capital stock of BlackRock on a fully diluted basis. The Company has considered Merrill Lynch, along with its affiliates, a related party in accordance with SFAS No. 57, Related Party Disclosures, since the closing of the MLIM Transaction based on its level of ownership. At December 31, 2008, Merrill Lynch owned approximately 44.2% of the Company’s voting common stock and held approximately 48.2% of the total capital stock on a fully diluted basis.

For the years ended December 31, 2008, 2007 and 2006, the Company considered PNC, along with its affiliates, to be related parties based on their collective ownership of BlackRock capital stock of approximately 69% through September 29, 2006. At December 31, 2008, PNC owned approximately 36.5% of the Company’s voting common stock on a fully diluted basis.

In connection with the closing of the SSR Transaction in January 2005, MetLife was issued 550,000 shares of restricted BlackRock common stock (see Note 12 for further discussion). The Company has considered MetLife a related party since January 2005 because of this level of ownership and because of the significance of the revenue earned by BlackRock from MetLife. Subsequent to the MLIM Transaction, however, MetLife’s ownership interest in the Company has decreased to less than 1% of the Company’s total capital stock and the revenue earned by BlackRock from MetLife has decreased as a percentage of the Company’s total revenue due to the significant increase in the Company’s revenue. Consequently, the Company has not considered MetLife to be a related party since December 31, 2006.

For the year ended December 31, 2005, the Company considered Nomura to be a related party because the Company and Nomura were joint venture partners, each holding a 50% interest in NBAM, and as a result of the significance of revenues earned by the Company from Nomura. On September 29, 2006, the Company purchased Nomura’s 50% interest in NBAM (see Note 3 for additional information) and the Company’s revenue increased significantly as a result of the MLIM Transaction. Consequently, the Company has not considered Nomura to be a related party since December 31, 2006.

For the years ended December 31, 2008, 2007 and 2006, the Company considers its mutual funds to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions (continued)

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

Revenues for services provided by the Company to these and other related parties are as follows:

	Year ended December 31,
	2008	2007	2006
Investment advisory and administration fees:
Merrill Lynch and affiliates	$75	$89	$20
PNC and affiliates	8	9	13
MetLife and affiliates	—	—	62
Nomura and affiliates	—	—	6
Anthracite Capital, Inc.	14	—	—
Mutual funds/Equity method investees	2,864	2,542	764

Total investment advisory and administration fees	2,961	2,640	865

BlackRock Solutions and advisory:
Merrill Lynch and affiliates	7	5	1
PNC and affiliates	11	5	5
Other	20	1	—

Total BlackRock Solutions and advisory	38	11	6

Other revenue:
Merrill Lynch and affiliates	4	11	1
PNC and affiliates	—	—	1
Other	3	1	—

Total other revenue	7	12	2

Total revenue from related parties	$3,006	$2,663	$873

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch

Global Distribution Agreement

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

July 2008 Changes to Stockholder and Global Distribution Agreements

In July 2008, the Company entered into an amended and restated stockholder agreement and an amended and restated global distribution agreement with Merrill Lynch.

These changes to the stockholder agreement with Merrill Lynch, among other items, (i) provide Merrill Lynch with additional flexibility to form or acquire asset managers substantially all of the business of which is devoted to non-traditional investment management strategies such as short selling, leverage, arbitrage, specialty finance and quantitatively-driven structured trades; (ii) expand the definition of change in control of Merrill Lynch to include the disposition of two-thirds or more of its Global Private Client business; (iii) extend the general termination date to the later of July 16, 2013 or the date Merrill Lynch’s beneficial ownership of BlackRock voting securities falls below 20%; and (iv) clarify certain other provisions in the agreement.

The changes in the global distribution agreement in relation to the prior agreement, among other things, (i) provide for an extension of the term to five years from the date of a change in control of Merrill Lynch (to January 1, 2014 following Bank of America’s acquisition of Merrill Lynch) and one automatic 3-year extension if certain conditions are satisfied; (ii) strengthen the obligations of Merrill Lynch to achieve revenue neutrality across the range of BlackRock products distributed by Merrill Lynch if the pricing or structure of particular products is required to be changed; (iii) obligate Merrill Lynch to seek to obtain distribution arrangements for BlackRock products from buyers of any portion of its distribution business on the same terms as the global distribution agreement for a period of at least 3 years; and (iv) restrict the manner in which products managed by alternative asset managers in which Merrill Lynch has an interest may be distributed by Merrill Lynch.

The total amount expensed by BlackRock during 2008 and 2007 relating to Merrill Lynch portfolio administration and servicing of products covered by the global distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $456 and $437, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch

Exchange Agreements with Merrill Lynch and PNC

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock common stock it held for an equal number of shares of non-voting participating preferred stock. Merrill Lynch exchanged (i) 49,865,000 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series B non-voting participating preferred stock, and (ii) 12,604,918 shares of BlackRock’s series A preferred stock for a like number of shares of series B preferred stock. PNC exchanged (i) 17,872,000 shares of BlackRock’s common stock for a like number of shares of series B preferred stock and (ii) 2,889,647 shares of BlackRock’s common stock for a like number of shares of BlackRock’s Series C non-voting participating preferred stock. Following the closing of these exchanges on February 27, 2009, Merrill Lynch owned approximately 4.9% of BlackRock’s voting stock, and PNC owned approximately 46.5% of BlackRock’s voting stock. The capital stock held by Bank of America/Merrill Lynch and PNC in BlackRock remained largely unchanged at approximately 47.4% and 31.5% on a fully diluted basis, respectively.

The series B non-voting participating preferred stock:

•	is non-voting except as otherwise provided by applicable law;

•	participates in dividends, on a basis generally equal to the common stock;

•	grants the holder the right to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	benefits from a liquidation preference of $0.01 per share; and

•	is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

The series C non-voting participating preferred stock:

•	is non-voting except as otherwise provided by applicable law;

•	participates in dividends, on a basis generally equal to the common stock;

•	grants the holder the right to receive dividends in common stock (subject to applicable ownership restrictions) or in cash;

•	benefits from a liquidation preference of $40.00 per share; and

•	is only convertible to BlackRock common stock upon the termination of the obligations of PNC under its share surrender agreement with BlackRock.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions (continued)

Other Agreements

On September 29, 2006, BlackRock entered into a transition services agreement with Merrill Lynch and its controlled affiliates to allow BlackRock to transition from relying on Merrill Lynch for various functions for the former MLIM business and to allow Merrill Lynch to transition from relying on the former MLIM Business for various functions. The pricing for such services is required to be consistent with historical practices. The total amount expensed by BlackRock for the years ended December 31, 2008, 2007 and 2006 relating to the transition services agreement with Merrill Lynch was approximately $1, $5 and $6, respectively.

In connection with the MLIM Transaction, Merrill Lynch has agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements will amount to 50% of the total amount of awards to former MLIM employees between $100 and $200. The Company is entitled to invoice Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. Through January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of $200 per year and intends to seek reimbursement from Merrill Lynch for an appropriate portion of these awards. Contributions made by Merrill Lynch will be recorded as capital contributions when received.

Effective September 29, 2006, the Company leases certain office buildings from Merrill Lynch. The lease agreements expire by 2018. Rent expense of $5, $18 and $4 for the years ended December 31, 2008, 2007 and 2006, respectively, was recorded related to office buildings leased from Merrill Lynch.

Merrill Lynch and certain of its affiliates have been engaged by the Company to provide recordkeeping, administration and trustee services to the BRSP. The compensation to Merrill Lynch and its affiliates for these services paid by the Company was not material.

Termination of Closed-end Fund and Servicing Arrangements

On September 28, 2007, the Company insourced certain closed-end fund administration and servicing arrangements in place with Merrill Lynch. In connection with this insourcing, the Company terminated 40 agreements with Merrill Lynch with original terms ranging from 30 to 40 years and made a one-time payment to Merrill Lynch of $128 on October 31, 2007. The payment is reported as “termination of closed-end fund administration and servicing arrangements” on the consolidated statement of income. As a result of these terminations, Merrill Lynch was discharged of any further duty to provide the services and BlackRock was discharged from any further payment obligation.

Certain Agreements and Arrangements with MetLife

During 2006, the Company incurred a fee sharing payment of $34 payable to MetLife based upon certain contractual arrangements entered into in conjunction with the SSR Transaction. See Note 12 for further information.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions (continued)

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

	Year ended December 31,
	2008	2007	2006
Expenses with related parties:
Portfolio administration and servicing costs
Merrill Lynch and affiliates	$464	$444	$96
PNC and affiliates	30	23	24
Other	1	3	6

	495	470	126
General and administration
Merrill Lynch and affiliates	13	48	11
PNC and affiliates	—	—	2
MetLife and affiliates	—	—	4
Support of two private sponsored enhanced cash funds	10	36	—
Other mutual fund related	21	9	1

	44	93	18
Termination of closed-end fund administration and servicing arrangements with Merrill Lynch	—	128	—
Fee sharing payment—MetLife	—	—	34

Total expenses with related parties	$539	$691	$178

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

15.	Related Party Transactions (continued)

Receivables and Payables with Related Parties

Due from related parties was $309 and $175 at December 31, 2008 and 2007, respectively, and primarily represented receivables for investment advisory and administration services provided by BlackRock, and loan receivables and unsettled redemptions from a warehouse entity established to launch certain private equity funds and Anthracite Capital, Inc. (“Anthracite”) (see below) managed by BlackRock. Due from related parties at December 31, 2008 included $200 and $40 in loan receivables and unsettled redemptions, respectively, from certain investment products and $20 in receivables from Merrill Lynch and PNC. Due from related parties at December 31, 2007 included $80 in loan receivables from certain investment products, $15 in receivables from PNC and $43 in receivables from Merrill Lynch and affiliates.

Accounts receivable at December 31, 2008 and 2007 includes $253 and $388, respectively, related to receivables from BlackRock mutual funds for investment advisory and administration services.

Due to related parties was $103 and $114 at December 31, 2008 and 2007, respectively, including $78 payable to Merrill Lynch and $5 payable to PNC and its affiliates at December 31, 2008. Due to related parties as of December 31, 2007 included $96 payable to Merrill Lynch and its affiliates and $3 payable to PNC and its affiliates. The payable to Merrill Lynch and its affiliates primarily includes acquired payables and accrued liabilities under the global distribution agreement and the transition services agreement. The payable to PNC and its affiliates represents fund administration and servicing costs.

Loan Commitment with Anthracite

At December 31, 2008, the Company was committed to provide financing of up to $60, until March 2010, to Anthracite, a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At December 31, 2008, $30 of financing was outstanding, which matures in 2009 at an interest rate of 6.02% and which was included in due from related parties on the Company’s consolidated statement of financial condition. Subsequent to December 31, 2008, Anthracite borrowed an additional $3.5, which matures in April 2009 at a current interest rate of 4.76%.

16.	Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At December 31, 2008, the Company was required to maintain approximately $172 in net capital at these subsidiaries and was in compliance with all applicable regulatory minimum net capital requirements.

BlackRock Investments, Inc. and BlackRock Capital Markets LLC, are registered broker-dealers and wholly-owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

17.	Capital Stock

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

BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2008. BlackRock’s authorized Series A non-voting participating preferred stock, $0.01 par value, was 20,000,000 shares at December 31, 2008 and 2007.

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

On October 1, 2007, the Company acquired the fund of funds business of Quellos (See Note 3). The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. The common shares held in escrow had no dilutive effect for 2007. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in 2008. The remaining 911,266 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which on February 27, 2009 it exchanged a portion of the BlackRock common stock it held for an equal number of shares of non-voting preferred stock. (See Note 15, Related Party Transactions, for more details on these transactions.)

During the years ended December 31, 2008, 2007 and 2006, the Company paid cash dividends of $3.12 per common/preferred share (or $419), $2.68 per common/preferred share (or $353) and $1.68 per common/preferred share (or $136), respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

17.	Capital Stock (continued)

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares Issued						Shares Outstanding
	Common Shares Class A&B	Common Shares	Escrow Shares	Treasury Shares Class A&B	Treasury Shares	Preferred Shares Series A	Common Shares Class A&B	Common Shares	Preferred Shares Series A
January 1, 2006	65,092,589	—	—	(1,091,771)	—	—	64,000,818	—	—
Conversion of class B stock to class A stock	(154,181)	—	—	154,181	—	—	—	—	—
Issuance of class A common stock	48,094	—	—	179,604	—	—	227,698	—	—
Treasury stock transactions	—	—	—	(190,081)	`—	—	(190,081)	—	—
Conversion of class A common stock to common stock	(20,072,356)	20,072,356	—	—	—	—	(20,072,356)	20,072,356	—
Conversion of class B common stock to common stock	(44,914,146)	44,914,146	—	—	—	—	(44,914,146)	44,914,146	—
Issuance of preferred series A stock	—	—	—	—	—	12,604,918	—	—	12,604,918
Issuance of common stock	—	52,395,080	—	—	(24,618)	—	—	52,370,462	—
Conversion of class A treasury stock to treasury shares	—	—	—	141,400	(141,400)	—	141,400	(141,400)	—
Conversion of class B treasury stock to treasury shares	—	—	—	806,667	(806,667)	—	806,667	(806,667)	—

December 31, 2006	—	117,381,582	—	—	(972,685)	12,604,918	—	116,408,897	12,604,918

Issuance of common stock	—	—	—	—	2,089,341	—	—	2,089,341	—
Issuance of common stock to escrow agent in connection with Quellos Transaction	—	1,191,785	(1,191,785)	—	—	—	—	—	—
PNC capital contribution	—	—	—	—	(966,512)	—	—	(966,512)	—
Treasury stock transactions	—	—	—	—	(1,472,166)	—	—	(1,472,166)	—

December 31, 2007	—	118,573,367	(1,191,785)	—	(1,322,022)	12,604,918	—	116,059,560	12,604,918

Issuance of common stock	—	—	—	—	1,191,668	—	—	1,191,668	—
Release of common stock from escrow agent	—	—	280,519	—	—	—	—	280,519	—
PNC capital contribution	—	—	—	—	(25,072)	—	—	(25,072)	—
Treasury stock transactions	—	—	—	—	(215,565)	—	—	(215,565)	—

December 31, 2008	—	118,573,367	(911,266)	—	(370,991)	12,604,918	—	117,291,110	12,604,918

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

18.	Restructuring Charges

During the fourth quarter of 2008, the Company reduced its workforce globally by approximately 9%. This action was the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of approximately $38 ($26 after-tax) for the year ended December 31, 2008. This charge was comprised of $34 of severance and associated outplacement costs, $3 of expenses related to the accelerated amortization of previously granted equity-based compensation awards, and $1 of expenses related to legal services for the year ended December 31, 2008.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s consolidated statement of financial condition at December 31, 2008.

(Dollar amounts in millions)
Liability as of December 31, 2007	$—
Additions	35
Cash payments	(14)

Liability as of December 31, 2008	$21

19.	Income Taxes

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Year ended December 31,
	2008	2007	2006
Current income tax expense:
Federal	$396	$327	$184
State and local	49	48	22
Foreign	175	194	26

Total net current income tax expense	620	569	232

Deferred income tax expense (benefit):
Federal	(159)	(38)	(26)
State and local	(21)	(9)	(11)
Foreign	(52)	(58)	(6)

Total net deferred income tax expense (benefit)	(232)	(105)	(43)

Total income tax expense	$388	$464	$189

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

19.	Income Taxes (continued)

Income tax expense has been based on the following components of income before taxes:

	Year ended December 31,
	2008	2007	2006
Domestic	$657	$736	$448
Foreign	517	723	64

Total	$1,174	$1,459	$512

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2008	%	2007	%	2006	%
Statutory income tax expense	$411	35%	$511	35%	$179	35%

Increase (decrease) in income taxes resulting from:
Change in deferred foreign taxes for tax rate changes	—	—	(50)	(4)	—	—
Effect of foreign tax rates	(37)	(3)	(36)	(2)	5	1
State and local taxes (net of federal benefit)	25	2	39	3	16	3
Change in deferred state and local taxes for tax rate changes	—	—	—	—	(11)	(2)
Other	(11)	(1)	—	—	—	—

Income tax expense	$388	33%	$464	32%	$189	37%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s financial statements. These temporary differences result in taxable or deductible amounts in future years.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

19.	Income Taxes (continued)

The components of deferred tax assets and liabilities are shown below:

	December 31,
	2008	2007
Deferred tax assets:
Compensation and benefits	$216	$147
Unrealized investment losses	157	—
Other	65	85

Gross deferred tax asset	438	232

Deferred tax liabilities:
Goodwill and acquired intangibles	2,199	2,246
Other	53	37

Gross deferred tax liability	2,252	2,283

Net deferred tax (liabilities)	($1,814)	($2,051)

Deferred tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2008, the Company recorded on the statement of financial condition deferred income tax assets, within other assets, and deferred tax liabilities of $11 and $1,825, respectively. At December 31, 2007, the Company recorded on the statement of financial condition deferred income tax assets, within other assets, and deferred tax liabilities of $9 and $2,060, respectively.

During the third quarter of 2007, the United Kingdom and Germany enacted legislation to reduce corporate income tax rates, effective in April and January 2008, respectively. As a result, the Company revalued its deferred tax liabilities attributable to these jurisdictions and recorded a one-time deferred income tax benefit of $51 in 2007.

During 2008, the Company incurred investment losses of $573 primarily related to unrealized losses on investments. Substantially all of the investment losses relate to investments held by subsidiaries in the United States. After consideration of non-controlling interests of $155, the net unrealized loss on investments was $418. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses. The Company has established a deferred tax asset of approximately $157 reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. (See Note 9)

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

19.	Income Taxes (continued)

At December 31, 2008, the Company had a $14 valuation allowance recorded on the consolidated statements of financial condition. At December 31, 2007, the Company had a $15 valuation allowance recorded in the consolidated statements of financial condition. The year over year decrease in valuation allowance primarily relates to the 2008 utilization of state net operating losses partially offset by an increase in valuation allowance for foreign deferred tax assets.

Current income taxes are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction. The Company had current income taxes receivable and payable of $44 and $120, respectively, as of December 31, 2008 recorded in other assets and accounts payable and accrued liabilities, respectively. The Company had current income taxes receivable and payable of $47 and $228, respectively, as of December 31, 2007 recorded in other assets and accounts payable and accrued liabilities, respectively.

We do not provide the deferred taxes on the excess of the financial reporting over tax basis on our investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $561 as of December 31, 2008. The determination of the additional deferred taxes that have not been provided is not practicable due to the complexities associated with its hypothetical calculation.

BlackRock adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized approximately $15 in increased income tax reserves related to uncertain tax positions. Approximately $14 of this increase related to taxes that would affect the effective tax rate if recognized, and this portion was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The remaining $1 balance, if disallowed, would not affect the annual effective tax rate. Total gross unrecognized tax benefits at January 1, 2007 were approximately $52. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at January 1, 2007, was approximately $26.

The following tabular reconciliation presents the total amounts of unrecognized tax benefits:

	2008	2007
Balance at January 1	$66	$52
Additions for tax positions of prior years	12	1
Reductions for tax positions of prior years	(2)	(11)
Additions based on tax positions related to current year	42	24
Lapse of statute of limitations	—	—
Settlements	(7)	—
Foreign exchange translation	3	—

Balance at December 31	$114	$66

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

19.	Income Taxes (continued)

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, respectively, are $60 and $41 of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $5 during 2008 and in total, as of December 31, 2008, has recognized a liability for interest of $11. During 2007, the Company accrued interest of $2 and in total, as of December 31, 2007, had recognized a liability for interest of $6.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2004 remain open to U.S. federal, state and local income tax examination, and the tax years after 2005 remain open to income tax examination in the United Kingdom. With few exceptions, as of December 31, 2008, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004. The Company, however, is currently under audit in several jurisdictions. During 2008, the Company received notification from the Internal Revenue Service that it will conduct an examination of BlackRock’s federal tax return and the audit cycle is expected to include the 2006, 2007 and 2008 tax years.

As of December 31, 2008, it is reasonably possible the total amounts of unrecognized tax benefits will decrease within the next twelve months. Until formal resolutions are reached between the Company and tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. The Company does not anticipate that any possible adjustments resulting from these audits would result in a material change to its consolidated financial statements.

Prior to September 29, 2006, BlackRock had filed selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock was included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally was an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality. PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities. As such, the Company may be responsible for its pro rata share of tax positions taken by PNC for unaudited tax years which may be subsequently challenged by taxing authorities. Management does not anticipate that any such amounts would be material to the Company’s operations, financial position or cash flows.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

20.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2008	2007	2006
Net income	$786	$995	$323

Basic weighted-average shares outstanding	129,543,443	128,488,561	80,638,167

Dilutive potential shares from stock options and restricted stock units	2,791,990	2,447,727	2,207,139

Dilutive potential shares from convertible debt	254,284	1,033,789	513,088

Dilutive potential shares from acquisition-related contingent stock payments	406,709	118,733	—

Dilutive weighted-average shares outstanding	132,996,426	132,088,810	83,358,394

Basic earnings per share	$6.07	$7.75	$4.00

Diluted earnings per share	$5.91	$7.53	$3.87

Due to the similarities in terms between BlackRock series A non-voting participating preferred stock and the Company’s common stock, the Company considers the series A non-voting participating preferred stock to be a common stock equivalent for purposes of earnings per share calculations. As such, the Company has included the outstanding series A non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the years ended December 31, 2008, 2007 and 2006.

For the years ended December 31, 2008, 2007, and 2006, 1,336,911, 1,545,735, and 0 stock options, respectively, were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos (See Note 3). The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. The common shares issued had no dilutive effect for 2007. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in 2008. The remaining 911,266 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement. The release of the remaining escrow shares could begin to occur in 2009 and be completed in 2010.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

21.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
	2008	2007	2006
Fixed income	$896	$906	$596
Equity and balanced	2,196	2,325	645
Cash management	708	520	203
Alternative investment products	609	609	397

Total investment advisory and administration fees	4,409	4,360	1,841
BlackRock Solutions and advisory	406	198	148
Distribution fees	139	123	36
Other revenue	110	164	73

Total revenue	$5,064	$4,845	$2,098

The following table illustrates the Company’s total revenue and long-lived assets, including goodwill and property and equipment for the years ended December 2008, 2007 and 2006 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced or where the asset is physically located.

	2008	% of total	2007	% of total	2006	% of total
Revenues
North America	$3,438	68%	$3,070	63%	$1,715	82%
Europe	1,360	27%	1,490	31%	321	15%
Asia-Pacific	266	5%	285	6%	62	3%

Total revenues	$5,064	100%	$4,845	100%	$2,098	100%

Long-Lived Assets
North America	$5,714	99%	$5,695	98%	$5,408	99%
Europe	27	0%	35	1%	30	0%
Asia-Pacific	52	1%	56	1%	34	1%

Total long-lived assets	$5,793	100%	$5,786	100%	$5,472	100%

North America primarily is comprised of the United States, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, except share data or as otherwise noted)

22.	Selected Quarterly Financial Data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Revenue	$1,300	$1,387	$1,313	$1,064
Operating income	$396	$405	$454	$338
Net income	$242	$274	$218	$53

Earnings per share:
Basic	$1.87	$2.12	$1.68	$0.41
Diluted	$1.82	$2.05	$1.62	$0.40

Weighted-average shares outstanding:
Basic	128,904,253	129,569,325	129,793,939	129,888,110
Diluted	132,876,553	133,526,713	134,012,819	133,403,419

Dividend Declared Per Share	$0.78	$0.78	$0.78	$0.78

Common stock price per share:
High	$231.99	$227.51	$249.37	$195.00
Low	$165.72	$171.86	$156.20	$94.78
Close	$204.18	$177.00	$194.50	$134.15

2007
Revenue	$1,005	$1,097	$1,298	$1,444
Operating income	$272	$282	$272	$468
Net income	$195	$222	$255	$322

Earnings per share:
Basic	$1.52	$1.73	$1.99	$2.51
Diluted	$1.48	$1.69	$1.94	$2.43

Weighted-average shares outstanding:
Basic	128,809,726	128,544,894	128,161,027	128,449,943
Diluted	131,895,570	131,383,470	131,316,455	132,578,679

Dividend Declared Per Share	$0.67	$0.67	$0.67	$0.67

Common stock price per share:
High	$180.30	$162.83	$179.97	$224.54
Low	$151.32	$143.69	$139.20	$172.18
Close	$156.31	$156.59	$173.41	$216.80

•	The fourth quarter of 2008 includes the impact of a $38 pre-tax expense related to restructuring charges.

•

The third quarter of 2007 includes the impact of a $128 pre-tax expense related to the termination of administration and servicing arrangements with Merrill Lynch and a $51 tax benefit resulting from a decrease in deferred income taxes due to enacted legislation during the quarter reducing corporate income taxes in the United Kingdom and Germany.

EXHIBIT INDEX

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.4(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

4.1(4)	Specimen of Common Stock Certificate.

4.2(5)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(5)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(7)	Form of 6.25% Notes due 2017.

10.1(8)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(4)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(4)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.4(4)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(4)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(4)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(4)	BlackRock, Inc. 2002 Long-Term Retention and Incentive Program.+

10.8(4)	Amendment No. 1 to 2002 Long-Term Retention and Incentive Program.+

10.9(4)	Amendment No. 2 to 2002 Long-Term Retention and Incentive Program.+

10.10(4)	BlackRock, Inc. Nonemployee Directors Stock Compensation Plan.+

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.11	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.12(4)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.13(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.15	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.16	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.17(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.18(9)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.19(10)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.20(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.21(11)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.22(12)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.23(13)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.24(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.25(14)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.26(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement. +

10.27(15)	Amended and Restated, BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.28(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.29(17)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.30(17)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.31(18)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. Old BlackRock and BlackRock Financial Management, Inc., dated August 25, 2004.

10.32(5)	Registration Rights Agreement, dated as of February 23, 2005, between Old BlackRock and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.33(19)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.34(20)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.35(21)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

10.36(22)	Letter to Ann Marie Petach. +

10.37(23)	Amended and Restated Global Distribution Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock.

10.38(24)	Exchange Agreement, dated as of December 26, 2008, between Merrill Lynch & Co., Inc. and BlackRock.

10.39(24)	Exchange Agreement, dated as of December 26, 2008, between The PNC Financial Services Group, Inc. and BlackRock.

10.40(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.41(3)	Second Amended and Restated Stockholder Agreement, dated as of February 27, 2009, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

EXHIBIT INDEX (continued)

(1)	Incorporated by Reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(2)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(3)	Incorporated by Reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(4)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(5)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporate by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(8)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed on May 13, 1999.

(9)	Incorporated by Reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed on March 14, 2000.

(10)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000.

(11)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000.

(12)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001.

(13)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.

(14)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(15)	Incorporated by Reference to Old BlackRock’s Annual Report on Form 10-K, for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K, filed on May 24, 2006.

(17)	Incorporated by Reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

(18)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on August 30, 2004.

(19)	Incorporated by Reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed on June 9, 2006.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.

(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008.

(23)	Incorporate by reference to BlackRock’s Current Report on Form 8-K filed on August 17, 2008.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 29, 2008.

+	Denotes compensatory plans or arrangements