Form 10-Q
period 2009-03-31
BlackRock Inc.
filed 2009-05-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 131,502,586 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,793	$2,032
Accounts receivable	953	901
Due from related parties	110	309
Investments	1,137	1,429
Separate account assets	2,452	2,623
Deferred mutual fund sales commissions, net	120	135
Property and equipment (net of accumulated depreciation of $277 at March 31, 2009 and $259 at December 31, 2008)	256	260
Intangible assets (net of accumulated amortization of $360 at March 31, 2009 and $324 at December 31, 2008)	6,405	6,441
Goodwill	5,736	5,533
Other assets	261	261

Total assets	19,223	19,924

Liabilities
Accrued compensation and benefits	$221	$826
Accounts payable and accrued liabilities	551	545
Due to related parties	116	103
Short-term borrowings	200	200
Convertible debentures	246	245
Long-term borrowings	697	697
Separate account liabilities	2,452	2,623
Deferred tax liabilities	1,783	1,826
Other liabilities	546	299

Total liabilities	6,812	7,364

Commitments and contingencies (Note 13)

Temporary equity
Redeemable non-controlling interests	134	266
Convertible debentures	3	—

Total temporary equity	137	266

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	—	1
Shares authorized: 500,000,000 at March 31, 2009 and December 31, 2008;
Shares issued: 48,301,735 at March 31, 2009 and 118,573,367 at December 31, 2008;
Shares outstanding: 47,161,099 at March 31, 2009 and 117,291,110 at December 31, 2008
Preferred stock (Note 12)	1	—
Additional paid-in capital	10,471	10,473
Retained earnings	1,961	1,982
Accumulated other comprehensive (loss)	(192)	(186)
Escrow shares, common, at cost (911,266 shares held at March 31, 2009 and December 31, 2008)	(143)	(143)
Treasury stock, common, at cost (229,370 and 370,991 shares held at March 31, 2009 and December 31, 2008, respectively)	(25)	(58)

Total BlackRock, Inc. stockholders’ equity	12,073	12,069
Nonredeemable non-controlling interests	201	225

Total permanent equity	12,274	12,294

Total liabilities, temporary equity and permanent equity	$19,223	$19,924

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue
Investment advisory and administration base fees
Related parties	$507	$802
Other third parties	292	330
Investment advisory performance fees	11	42

Investment advisory and administration base and performance fees	810	1,174
BlackRock Solutions and advisory	140	60
Distribution fees	25	35
Other revenue	12	31

Total revenue	987	1,300

Expenses
Employee compensation and benefits	351	469
Portfolio administration and servicing costs
Related parties	104	132
Other third parties	25	24
Amortization of deferred mutual fund sales commissions	27	30
General and administration	151	212
Restructuring charges	22	—
Amortization of intangible assets	36	37

Total expenses	716	904

Operating income	271	396

Non-operating income (expense)
Net gain (loss) on investments	(172)	(20)
Interest and dividend income	8	18
Interest expense	(15)	(18)

Total non-operating income (expense)	(179)	(20)

Income before income taxes	92	376
Income tax expense	30	130

Net income	62	246
Less: Net income (loss) attributable to non-controlling interests	(22)	5

Net income attributable to BlackRock, Inc.	$84	$241

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$0.63	$1.81
Diluted	$0.62	$1.77

Cash dividends declared and paid per share	$0.78	$0.78

Weighted-average common shares outstanding:
Basic	130,216,218	128,904,253
Diluted	131,797,189	131,620,744

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$62	$246
Other comprehensive income:
Change in net unrealized gain (loss) from available-for-sale investments, net of tax(1)	7	(5)
Minimum pension liability adjustment	1	(1)
Foreign currency translation adjustments	(14)	26

Comprehensive income	56	266
Comprehensive income attributable to non-controlling interests	—	—

Comprehensive income attributable to BlackRock, Inc.	$56	$266

(1)	The tax benefit (expense) on the change in net unrealized gain (loss) from available-for-sale investments was ($3) and $2 during three months ended March 31, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statement of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	BlackRock, Inc. Stockholders’ Equity
	Common and Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares Held In Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non- controlling Interests (Temporary Equity)
December 31, 2008, as reported	$1	$10,461	$1,991	$(186)	$(143)	$(58)	$12,066	$—	$12,066	$—
January 1, 2009 initial recognition of APB 14-1, SFAS No. 160 and EITF Topic No. D-98	—	12	(9)	—	—	—	3	225	228	266

December 31, 2008, as adjusted	1	10,473	1,982	(186)	(143)	(58)	12,069	225	12,294	266
Reclass to temporary equity - convertible debt	—	(3)	—	—	—	—	(3)	—	(3)	—
Net income	—	—	84	—	—	—	84	(22)	62	—
Dividends paid, net of dividend expense for unvested RSUs	—	—	(105)	—	—	—	(105)	—	(105)	—
Stock-based compensation	—	82	—	—	—	—	82	—	82	—
Treasury stock transactions	—	(70)	—	—	—	33	(37)	—	(37)	—
PNC capital contribution	—	6	—	—	—	—	6	—	6	—
Net tax shortfall from stock-based awards	—	(17)	—	—	—	—	(17)	—	(17)	—
Minimum pension liability adjustment	—	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)	(132)
Foreign currency translation adjustment	—	—	—	(14)	—	—	(14)	—	(14)	—
Change in net unrealized gain (loss) from available-for sale investments, net of tax	—	—	—	7	—	—	7	—	7	—

March 31, 2009	$1	$10,471	$1,961	$(192)	$(143)	$(25)	$12,073	$201	$12,274	$134

See accompanying notes to condensed consolidated financial statements

PART I - FINANCIAL INFORMATION (continued)

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statement of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	BlackRock, Inc. Stockholders’ Equity
	Common and Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares Held In Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non- controlling Interests (Temporary Equity)
December 31, 2007, as reported	$1	$10,274	$1,622	$71	$(188)	$(184)	$11,596	$—	$11,596	$—

Retrospective adoption of APB 14-1, SFAS No. 160 and EITF Topic No. D-98	—	12	(6)	—	—	—	6	549	555	29

December 31, 2007, as adjusted	1	10,286	1,616	71	(188)	(184)	11,602	549	12,151	29
Net income	—	—	241	—	—	—	241	8	249	(3)
Dividends paid, net of dividend expense for unvested RSUs	—	—	(104)	—	—	—	(104)	—	(104)	—
Stock-based compensation	—	70	—	—	—	—	70	—	70	—
Treasury stock transactions	—	(75)	—	—	—	40	(35)	—	(35)	—
PNC capital contribution	—	5	—	—	—	—	5	—	5	—
Net tax benefit from stock-based awards	—	20	—	—	—	—	20	—	20	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	(1)	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	8	8	(6)
Net deconsolidations of sponsored investment funds	—	—	—	—	—	—	—	—	—	(6)
Foreign currency translation adjustment	—	—	—	26	—	—	26	—	26	—
Change in net unrealized gain (loss) from available-for sale investments, net of tax	—	—	—	(5)	—	—	(5)	—	(5)	—

March 31, 2008	$1	$10,306	$1,753	$91	$(188)	$(144)	$11,819	$565	$12,384	$14

See accompanying notes to condensed consolidated financial statements

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$62	$246
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	57	59
Amortization of deferred mutual fund sales commissions	27	30
Stock-based compensation	82	70
Deferred income tax expense (benefit)	(44)	(42)
Net (gains) losses on non-trading investments	48	(10)
Purchases of investments within consolidated funds	(21)	7
Proceeds from sale and maturities of investments within consolidated funds	152	34
(Earnings) losses from equity method investees	114	10
Distributions of earnings from equity method investees	4	10
Other adjustments	2	—
Changes in operating assets and liabilities:
Accounts receivable	(51)	(245)
Due from related parties	163	(79)
Deferred mutual fund sales commissions	(12)	(25)
Investments, trading	(74)	110
Other assets	(13)	(20)
Accrued compensation and benefits	(599)	(667)
Accounts payable and accrued liabilities	(10)	328
Due to related parties	7	(3)
Other liabilities	(20)	57

Cash flows from operating activities	(126)	(130)

Cash flows from investing activities
Purchases of investments	(9)	(138)
Proceeds from sales and maturities of investments	126	27
Purchases of assets held for sale	(1)	—
Return of capital from equity method investees	4	2
Purchases of property and equipment	(16)	(25)

Cash flows from investing activities	104	(134)

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from financing activities
Cash dividends paid	(105)	(104)
Proceeds from of stock options exercised	1	5
Reissuance of treasury stock	1	1
Purchases of common stock	(39)	(36)
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	(134)	2
Excess tax benefit from stock-based compensation	3	20
Net borrowings/(repayments of borrowings) by consolidated sponsored investment funds	72	(93)

Cash flows from financing activities	(201)	(205)

Effect of exchange rate changes on cash and cash equivalents	(16)	7

Net decrease in cash and cash equivalents	(239)	(462)
Cash and cash equivalents, beginning of period	2,032	1,656

Cash and cash equivalents, end of period	$1,793	$1,194

Supplemental cash flow information:
Cash paid for interest	$26	$29

Cash paid for income taxes	$133	$58

Supplemental non-cash flow information:
Issuance of treasury stock	$62	$74

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

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

In September 2006, Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and net assets that constituted its investment management business (the “MLIM Business”) to BlackRock via a capital contribution, referred to as the “MLIM Transaction”, and in October 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”), referred to as the “Quellos Transaction”.

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch, which continues as a subsidiary of Bank of America. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which on February 27, 2009 each exchanged a portion of the BlackRock common stock it held for an equal number of shares of non-voting preferred stock. (See Note 12, Capital Stock, for more details on these transactions.)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation (continued)

The interim financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been restated or reclassified to conform to 2009 presentation including those required by the retrospective adoptions of Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”). For more information please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 2, 2009.

Fair Value Measurements

BlackRock adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008, which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2, and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and certain debt securities.

Level 2 Inputs - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets which generally are included in this category may include short-term floating rate notes and asset-backed securities held by consolidated sponsored cash management funds, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, as well as restricted public securities valued at a discount.

Level 3 Inputs - Unobservable inputs for the valuation of the asset or liability. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Assets included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds and certain held for sale real estate assets.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation (continued)

Fair Value Measurements (continued)

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity. The various partnerships are investment companies which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Classification and Measurement of Redeemable Securities

EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, requires temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At March 31, 2009 and December 31, 2008 the Company determined that $134 and $266, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable for cash or other assets, resulting in temporary equity classification on the condensed consolidated statements of financial condition. The amount of temporary equity related to convertible instruments is measured as the excess of the amount of cash required to be exchanged in a hypothetical settlement, as of the balance sheet date, over the current carrying amount of the liability component. During the three months ended March 31, 2009, the 2.625% convertible debentures became convertible at the option of the holders into cash and shares of the Company’s common stock. The amount of cash required to be paid out in a hypothetical settlement exceeded the current carrying amount of the liability component by $3, which was classified as temporary equity - convertible debentures on the condensed consolidated statement of financial condition.

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

At March 31, 2009, the Company held disposal group assets of $51 and related liabilities of $50 in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $48 of borrowings directly associated with the disposal group assets. During the three months ended March 31, 2009, the Company recorded a net loss of $1 within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Basis of Presentation (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2009

Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets each measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The adoption of the provisions of FSP FAS 157-2 on January 1, 2009 for non-recurring non-financial assets and liabilities did not have a material impact on Company’s condensed consolidated financial statements.

Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted SFAS No. 160 on January 1, 2009. SFAS No. 160 required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 are applied prospectively. The adoption of SFAS No. 160 did not impact the Company’s stockholders’ equity on the condensed consolidated statements of financial condition.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations, and in April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, together (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), while retaining the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) further defines the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as business combinations.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2009

Business Combinations (continued)

Additionally, SFAS No. 141(R) changes the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer generally be expensed as incurred. Liabilities for unrecognized tax benefits related to tax positions assumed in business combinations that settled prior to the adoption of SFAS No. 141(R), affected goodwill. If such liabilities reverse subsequent to the adoption of SFAS No. 141(R), such reversals will affect the income tax provision in the period of reversal. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) did not materially impact the Company’s condensed consolidated financial statements.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption on January 1, 2009 of the additional disclosure requirements of SFAS No. 161 did not materially impact the Company’s condensed consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 requires that an entity shall consider its own experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption on January 1, 2009 of FSP FAS 142-3 did not materially impact the Company’s condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2009

Meaning of Indexed to a Company’s Own Stock

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. To meet the definition of “indexed to its own stock,” an instrument’s contingent exercise provisions must not be based on an observable market other than the market for the issuer’s stock, and its settlement amount must be based only on those variables that are inputs to the fair value of a “fixed-for-fixed” forward or option on an entity’s equity shares. EITF 07-5 was adopted on January 1, 2009 and did not change the classification or measurement of the Company’s financial instruments.

Convertible Debt Instruments

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. At December 31, 2008 the Company had $249 principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted FSP APB 14-1 on January 1, 2009. The effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% convertible debentures was estimated to be 4.3%, which resulted in $18 of the $250 aggregate principal amount of the debentures issued, or $12 after taxes, being attributable to equity. At December 31, 2008, $4 of the initial $18 debt discount remained unamortized, and is expected to be amortized to the first put date of the convertible debentures in February 2010. The Company recognized approximately $1 of additional interest expense in each of the three months ended March 31, 2009 and 2008. Upon adoption of FSP ABP 14-1, the total cumulative impact to retained earnings at December 31, 2008 was a $9 reduction.

See below for retrospective EPS impact for the three months ended March 31, 2008 of adopting FSP APB 14-1.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2009

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1 which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method as defined in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented must be adjusted retrospectively. Prior to 2009, the Company awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights. Restricted stock and restricted stock units awarded in 2009 are not considered participating securities as dividend equivalents are subject to forfeiture prior to vesting of the award. The Company adopted FSP EITF 03-6-1 on January 1, 2009. See below for the retrospective EPS impact for the three months ended March 31, 2008 of adopting FSP EITF 03-6-1.

EPS Impact of Adoption of FSP APB 14-1, FSP EITF 03-6-1 and SFAS No. 160

The following table illustrates the effect on net income attributable to BlackRock, Inc. and earnings per share upon retrospective application of FSP APB 14-1, FSP EITF 03-6-1 and SFAS No. 160 during the three months ended March 31, 2008.

Three Months Ended March 31, 2008
Net income, as previously reported	$242
Impact of FSP APB 14-1	(1)

Net income attributable to BlackRock, Inc., as currently reported	$241

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic earnings per common share, as previously reported	$1.87
Basic earnings per common share, as currently reported	$1.81

Diluted earnings per common share, as previously reported	$1.82
Diluted earnings per common share, as currently reported	$1.77

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments

Fair Value Measurements Disclosures and Impairments of Securities:

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), amends SFAS. No. 107, Disclosures about Fair Value of Financial Instruments, to expand the required qualitative and quantitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt these FSPs in the second quarter 2009. The Company does not expect the impact of the three FSPs to have a material impact on its condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
	March 31, 2009	December 31, 2008
Available-for-sale investments	$97	$101
Trading investments	195	122
Other investments:
Consolidated sponsored investment funds (non cash management funds)	296	349
Consolidated sponsored cash management funds	126	326
Equity method investments	402	501
Deferred compensation plan hedge fund equity method investments	21	30

Total other investments	845	1,206

Total investments	$1,137	$1,429

At March 31, 2009, the Company had $558 of total investments held by consolidated sponsored investment funds of which $136 and $422 were classified as trading investments and other investments, respectively.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Available-for-sale investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

		Gross Unrealized		Carrying Value
	Cost	Gains	Losses
March 31, 2009
Available-for-sale investments:
Sponsored investment funds	$46	$—	$(5)	$41
Mortgage debt securities	42	—	(1)	41
Asset backed debt securities	7	2	(2)	7
Collateralized debt obligations (“CDOs”)	6	—	(3)	3
Corporate debt securities	5	—	(2)	3
Foreign government debt securities	2	—	—	2

Total available-for-sale investments	$108	$2	$(13)	$97

December 31, 2008
Available-for-sale investments:
Sponsored investment funds	$109	$—	$(16)	$93
Collateralized debt obligations	6	—	(2)	4
Other debt securities	4	—	—	4

Total available-for-sale investments	$119	$—	$(18)	$101

The Company has reviewed the gross unrealized losses of $13 as of March 31, 2009 related to available-for-sale investments, of which $4 had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery such unrealized losses. As a result, the Company recorded no additional impairments on such securities.

During the three months ended March 31, 2009 and 2008, the Company recorded other-than-temporary impairments of $0 and $1, related to debt securities and CDO available-for-sale investments.

Available-for-sale investments includes debt securities received upon closure of certain funds, in lieu of the Company’s remaining investment in the funds.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	March 31, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$32	$33	$32	$29
Equity securities	103	59	109	75
Debt securities:
Municipal debt	10	9	9	7
Foreign government debt	8	6	8	7
Corporate debt	1	1	1	1
U.S. government debt	2	2	3	3
Asset backed debt	85	85	—	—

Total trading investments	$241	$195	$162	$122

Other investments:
Consolidated sponsored investment funds (non cash management)	$378	$296	$376	$349
Consolidated sponsored cash management funds	126	126	333	326
Equity method	763	402	752	501
Deferred compensation plan hedge fund equity method investments	38	21	39	30

Total other investments	$1,305	$845	$1,500	$1,206

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

Maturity Dates

The carrying value of debt securities, classified as available-for-sale, trading investments and other investments, by maturity at March 31, 2009 and December 31, 2008 is as follows:

	Carrying Value
Maturity date	March 31, 2009	December 31, 2008

<1 year	$163	$329
>1-5 years	94	2
>5-10 years	6	3
> 10 years	19	14

Total	$282	$348

At March 31, 2009 and December 31, 2008, the debt securities in the table above primarily consisted of floating rate notes and asset backed securities held by consolidated sponsored cash management funds and mortgage, asset backed, municipal, corporate, U.S. and foreign government debt securities a portion of which are consolidated in the Company’s condensed consolidated statements of financial condition.

Impact of Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At March 31, 2009 and December 31, 2008, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$53	$61
Investments	558	728
Other net assets (liabilities)	(72)	12
Non-controlling interests	(335)	(491)

Total net interests in consolidated investment funds	$204	$310

BlackRock’s total exposure to consolidated sponsored investment funds of $204 and $310 at March 31, 2009 and December 31, 2008, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income and non-controlling interests. Approximately $78 and $6 of borrowings by consolidated sponsored investment funds at March 31, 2009 and December 31, 2008, respectively, are included in other liabilities on the condensed consolidated statements of financial condition.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Impact of Consolidated Sponsored Investment Funds (continued)

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

3.	Equity Method Investments

BlackRock invests in hedge funds, funds of hedge funds, real estate funds and private equity funds to establish a performance track record or for co-investment purposes. BlackRock accounts for certain of these investments under the equity method of accounting. BlackRock’s ownership percentage in its equity method investees range up to 50%.

Substantially all of BlackRock’s equity method investments are investment companies which record their underlying investments at fair value. BlackRock’s share of the investee’s underlying net income or loss is recorded as non-operating income (expense). The Company’s maximum exposure to loss is generally limited to its equity interest.

As required by SEC Regulation S-X, the following table includes summarized consolidated financial information of PCV/ST JV LLC, an equity method real estate investment of the Company:

	Three Months Ended March 31,
	2009	2008
Income	$2	$3
Expenses	2	3

Operating loss	—	—
Net investment loss	(82)	(63)

Net loss attributable to PCV/ST JV LLC	$(82)	$(63)

At March 31, 2009 and 2008, BlackRock’s ownership interest in PCV/ST JV LLC was 50%. BlackRock’s share of the investee’s underlying net income or loss is adjusted for certain items.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Fair Value Disclosures

Assets measured at fair value on a recurring basis at March 31, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	March 31, 2009
Assets:

Investments:

Available-for-sale	$43	$51	$3	$—	$97
Trading	100	95	—	—	195

Other investments:

Consolidated sponsored investment funds (non cash management funds)	—	8	288	—	296

Consolidated sponsored cash management fund	—	126	—	—	126

Equity method	9	—	362	31	402

Deferred compensation plan hedge fund equity method investments	—	8	13	—	21

Total investments	152	288	666	31	1, 137
Separate account assets	2,335	86	—	31	2,452
Other assets(2)	—	9	51	—	60

Total assets measured at fair value	$2,487	$383	$717	$62	$3,649

Liabilities:
Other liabilities(3)	$—	$2	$76		$78

(1)

Comprised of equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investee may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.
(3)	Includes borrowings held at fair value by a consolidated sponsored investment fund and the fair value of outstanding total return swaps for the Company’s seed capital hedging program.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Fair Value Disclosures (continued)

Assets measured at fair value on a recurring basis at December 31, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2008
Assets:

Investments:

Available-for-sale	$63	$34	$4	$—	$101

Trading	113	9	—	—	122

Other investments:

Consolidated sponsored investment funds (non cash management funds)	—	21	328	—	349

Consolidated sponsored cash management funds	—	326	—	—	326

Equity method	—	—	461	40	501

Deferred compensation plan hedge fund investments	—	10	20	—	30

Total investments	176	400	813	40	1,429

Separate account assets	2,461	85	4	73	2,623

Other assets(2)	—	9	64	—	73

Total assets measured at fair value	$2,637	$494	$881	$113	$4,125

(1)

Comprised of equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investee may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Fair Value Disclosures (continued)

Fair Value Measurements (continued)

A wholly-owned subsidiary of the Company is a registered life insurance company that maintains separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities. At March 31, 2009 and December 31, 2008, the Level 3 separate account assets were approximately $0 and $4, respectively. The changes in Level 3 assets primarily relate to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the condensed consolidated statements of income.

Level 3 assets, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations received from internal as well as third party fund managers. Fair valuations at the underlying funds are based on a combination of methods which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors.

Changes in Level 3 Investments Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009

	Investments	Other Assets	Other Liabilities
December 31, 2008	$813	$64	$—
Realized and unrealized gains / (losses), net	(118)	(14)	—
Purchases, sales, other settlements and issuances, net	(10)	1	76
Net transfers in and/or out of Level 3	(19)	—	—

March 31, 2009	$666	$51	$76

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(116)	$(14)	—

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Fair Value Disclosures (continued)

Fair Value Measurements (continued)

Changes in Level 3 Investments Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2008

Investments
December 31, 2007	$1,240
Realized and unrealized gains / (losses), net	7
Purchases, sales, other settlements and issuances, net	42
Net transfers in and/or out of Level 3	—

March 31, 2008	$1,289

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(6)

Realized and unrealized gains and losses recorded for Level 3 investments are reported in non-operating income (expense) on the condensed consolidated statements of income. Non-controlling interest expense is recorded for consolidated investments to reflect the portion of gains and losses not attributable to the Company.

The Company transfers assets in and/or out of Level 3 as of the beginning of the period when significant inputs, including performance attributes, used for the fair value measurement become observable or when the book value of certain equity method investments no longer represent fair value as determined under fair value methodologies.

5.	Variable Interest Entities (“VIEs”)

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations and sponsored investment funds, which may be considered VIEs. The Company receives management fees or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company engages in these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests, unfunded capital commitments for certain sponsored investment funds and two capital support agreements for two enhanced cash funds at December 31, 2008 and one capital support agreement at March 31, 2009, due to the closure of one of the funds in January 2009.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Variable Interest Entities (“VIEs”) (continued)

The primary beneficiary of a VIE is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

VIE’s in which BlackRock is the Primary Beneficiary

At March 31, 2009 and December 31, 2008, the Company’s carrying value of assets and its maximum risk of loss related to VIEs in which it the Company was the primary beneficiary, was as follows:

As of March 31, 2009

		Maximum Risk of Loss
	VIE Net Assets That the Company Consolidates	Equity Interests	Capital Support Agreement	Total
Sponsored enhanced cash management fund	$126	$—	$20	$20
Other sponsored investment funds	58	—	—	—

Total	$184	$—	$20	$20

As a result of consolidating three private investment funds, at March 31, 2009, the Company recorded $184 of net assets, primarily investments and cash and cash equivalents. These net assets were offset by $190 of non-controlling interests which reflect the equity ownership of third parties, on the Company’s condensed consolidated statements of financial condition. For the period ended March 31, 2009, the Company recorded a non-operating expense of $12 offset by a $12 net loss attributable to non-controlling interests on its condensed consolidated statements of income.

The maximum risk of loss related to the capital support agreement in the table above reflects the Company’s total obligation under the capital support agreement with one enhanced cash fund. The fair value of the Company’s obligation related to the remaining capital support agreement recorded at March 31, 2009 was $6.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Variable Interest Entities (continued)

As of December 31, 2008

		Maximum Risk of Loss
	VIE Net Assets That the Company Consolidates	Equity Interests	Capital Support Agreements	Total
Sponsored enhanced cash management funds	$328	$88	$45	$133
Other sponsored investment funds	55	—	—	—

Total	$383	$88	$45	$133

As a result of consolidating three private investment funds, at December 31, 2008, the Company recorded $383 of net assets, primarily investments and cash and cash equivalents. These net assets were offset by $319 of non-controlling interests which reflect the equity ownership of third parties, on its condensed consolidated statements of financial condition.

The maximum risk of loss related to the capital support agreements in the table above reflect the Company’s total obligation under the capital support agreements with the two enhanced cash funds. The fair value of the Company’s obligation related to the two capital support agreements recorded at December 31, 2008 was $18.

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At March 31, 2009 and December 31, 2008, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, was as follows:

As of March 31, 2009

			Variable Interests on the Condensed Statement of Financial Condition
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs	$5,822	$14,210	$3	$4	$(1)	$23
Sponsored cash management funds	1,149	—	—	—	—	—
Other sponsored investment funds	5,719	456	12	10	—	22

Total	$12,690	$14,666	$15	$14	$(1)	$45

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Variable Interest Entities (continued)

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals.

At March 31, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) the credit protection sold by BlackRock in a synthetic CDO transaction.

As of December 31, 2008

			Variable Interests on the Condensed Statement of Financial Condition
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs	$6,660	$14,487	$4	$5	$(1)	$25
Sponsored cash management funds	733	—	—	—	—	—
Other sponsored investment funds	5,813	440	9	9	(6)	18

Total	$13,206	$14,927	$13	$14	$(7)	$43

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals.

At December 31, 2008, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) the credit protection sold by BlackRock in a synthetic CDO transaction.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6.	Derivatives and Hedging

For the three months ended March 31, 2009 and 2008, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

During first quarter 2009 and 2008, the Company was a counterparty to a series of total return swaps to economically hedge against changes in fair value of certain investments in sponsored investment products. At March 31, 2009, the outstanding total return swaps had an aggregate notional value of approximately $39 and net realized and change in unrealized gains of approximately $5 and $9 for the three months ended March 31, 2009 and 2008, respectively, which were included in non-operating income (expense) in the Company’s condensed consolidated statements of income. At March 31, 2009, a $2 unrealized loss is included in other liabilities on the condensed consolidated statement of financial condition.

In December 2007, BlackRock entered into capital support agreements, up to $100, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 and were no longer backed by the letters of credit. In January 2009, one capital support agreement was terminated, due to the closure of the related fund, leaving only one capital support agreement, with a total $20 potential obligation outstanding. During the three months ended March 31, 2009, the Company provided approximately $3 of capital contributions to the remaining fund under the capital support agreement. At March 31, 2009 and December 31, 2008, the derivative liability for the fair value of the capital support agreements for two funds totaled approximately $6 and $18, respectively. The fair value of these liabilities will increase or decrease as BlackRock’s obligation under the guarantee fluctuates based on the fair value of the derivative. Upon the closure of one fund, the liability decreased $6, while the change in the remaining liability is included in general and administration expenses. Due to consolidation of the one fund at March 31, 2009, the derivative liability was eliminated against the receivable recorded by the fund on the condensed consolidated statements of financial condition.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7.	Goodwill

Goodwill at March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

December 31, 2008	$5,533
Goodwill adjustments related to:
Quellos	203

March 31, 2009	$5,736

During the three months ended March 31, 2009, the Company increased goodwill by $203. The increase relates to the $208 accrual of a purchase price liability, recorded in other liabilities, related to the first contingent payment in connection with the Quellos Transaction, offset by a $5 decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill. At March 31, 2009, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $400. Goodwill will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

8.	Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2008	$5,378	$1,063	$6,441
Amortization expense	—	(36)	(36)

March 31, 2009	$5,378	$1,027	$6,405

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

9.	Borrowings

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2,500 unsecured revolving credit facility (“the 2007 facility”), which permits the Company to request an additional $500 of borrowing capacity, subject to lender approval, up to a maximum of $3,000. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at March 31, 2009.

At March 31, 2009, the Company had $200 outstanding under the 2007 facility with an interest rate of 0.67% and a maturity date during April 2009. During April 2009, the Company rolled over the $200 in borrowings to an interest rate of 0.59% and a maturity date during May 2009.

Lehman Commercial Paper, Inc. has a $140 participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts.

Bank of America, a related party, has a $140 participation under the 2007 facility.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At March 31, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

The carrying value of the convertible debentures included the following:

	March 31, 2009	December 31, 2008
2.625% Convertible debentures due in 2035
Maturity amount	$249	$249
Unamortized discount	(3)	(4)

Total	$246	$245

In the three months ended March 31, 2009 and March 31, 2008, the Company recognized $3 and $3, respectively of interest expense, comprised in both periods of $2 related to the coupon and $1 related to amortization of the discount.

At March 31, 2009, the estimated fair value of the convertible debentures was $338, which was estimated using a market price at March 31, 2009.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

9.	Borrowings (continued)

Long-Term Borrowings

The carrying value of long-term borrowings included the following:

	March 31, 2009	December 31, 2008
6.25% Senior notes due in 2017
Maturity amount	$700	$700
Unamortized discount	(5)	(5)

Total long-term senior notes	695	695
Other long-term borrowings	2	2

Total long-term borrowings	$697	$697

At March 31, 2009, the estimated fair value of the senior notes was $609, which was estimated using an applicable bond index at March 31, 2009.

10.	Related Party Transactions

At March 31, 2009, the Company was committed to provide financing of up to $60, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At March 31, 2009, $33.5 of financing was outstanding at an interest rate of 4.6% which matures in July 2009 and may be repaid and reborrowed and was included in due from related parties on the Company’s condensed consolidated statement of financial condition. Based on the value of the collateral and the borrowings outstanding of such date, the Company has no obligation to loan new amounts to Anthracite under this facility. The Company and other creditors of Anthracite have granted temporary waivers for certain breaches of financial covenants of Anthracite’s credit facilities.

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

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10.	Related Party Transactions (continued)

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

In connection with the closings under the exchange agreements, see Note 12, Capital Stock, on February 27, 2009 BlackRock entered into a second amended and restated stockholder agreement with Merrill Lynch and an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC.

The changes contained in the amended and restated stockholder agreement with Merrill Lynch, in relation to the prior agreement, among other things, (i) revised the definitions of “Fair Market Value,” “Ownership Cap” and “Significant Stockholder”; and (ii) amended or supplemented certain other definitions and provisions therein to incorporate series B preferred stock and series C preferred stock, respectively. The changes contained in the amended and restated stockholder agreement with PNC, in relation to the prior agreement, among other things, (i) revised the definitions of “Fair Market Value,” “Ownership Cap,” “Ownership Percentage,” “Ownership Threshold” and “Significant Stockholder”; and (ii) amended or supplemented certain other provisions therein to incorporate series B preferred stock and series C preferred stock, respectively.

The amendment to the share surrender agreement provides for the substitution of series C preferred stock for the shares of common stock currently subject to the share surrender agreement.

11.	Restructuring Charges

During the three months ended March 31, 2009 the Company continued to reduce its workforce globally. This action was the result of a business reengineering efforts designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of $22 ($14 after-tax) for the three months ended March 31, 2009. This charge was comprised of $15 of severance and associated outplacement costs, $4 of property costs associated with the lease payments for the remaining term in excess of the estimated sublease proceeds and $3 of expenses related to the accelerated amortization of previously granted stock-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition.

Liability as of December 31, 2008	$21
Additions	22
Cash payments	(16)
Non-cash charges	(3)

Liability as of March 31, 2009	$24

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Capital Stock

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock common stock it held for an equal number of shares of non-voting participating preferred stock. On February 27, 2009, Merrill Lynch exchanged (i) 49,865,000 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series B non-voting participating preferred stock, and (ii) 12,604,918 shares of BlackRock’s series A preferred stock for a like number of shares of series B preferred stock, and PNC exchanged (i) 17,872,000 shares of BlackRock’s common stock for a like number of shares of series B preferred stock and (ii) 2,889,467 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series C non-voting participating preferred stock. On March 31, 2009, Bank of America/Merrill Lynch owned approximately 4.8% of BlackRock’s voting common stock and 47.4% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 46.4% of BlackRock’s voting common stock and 31.5% of BlackRock’s capital stock on a fully diluted basis.

Below is a summary description of the series B and C preferred stock issued in the exchanges.

The series B non-voting participating preferred stock:

•	is non-voting except as otherwise provided by applicable law;

•	participates in dividends on a basis generally equal to the common stock;

•	benefits from a liquidation preference of $0.01 per share; and

•	is mandatorily convertible to BlackRock common stock upon transfer to an unrelated party.

The series C non-voting participating preferred stock:

•	is non-voting except as otherwise provided by applicable law;

•	participates in dividends on a basis generally equal to the common stock;

•	benefits from a liquidation preference of $40.00 per share; and

•	is only convertible to BlackRock common stock upon the termination of the obligations of PNC under its share surrender agreement with BlackRock.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Capital Stock (continued)

At March 31, 2009 and December 31, 2008, BlackRock had 20,000,000 series A non-voting participating preferred shares, $0.01 par value, authorized. At March 31, 2009, BlackRock had 150,000,000 series B non-voting participating preferred shares, $0.01 par value, authorized. At March 31, 2009, BlackRock had 6,000,000 series C non-voting participating preferred shares, $0.01 par value, authorized.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued						Shares Outstanding
	Common Shares	Escrow Shares	Treasury Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C
December 31, 2008	118,573,367	(911,266)	(370,991)	12,604,918	—	—	117,291,110	12,604,918	—	—
Issuance of common stock	354,835	—	—	—	—	—	354,835	—	—	—
Exchange of preferred shares series A for preferred shares series B	—	—	—	(12,604,918)	12,604,918	—	—	(12,604,918)	12,604,918	—
Exchange of common stock for preferred shares series B	(67,737,000)	—	—	—	67,737,000	—	(67,737,000)	—	67,737,000	—
Exchange of common stock for preferred shares series C	(2,889,467)	—	—	—	—	2,889,467	(2,889,467)	—	—	2,889,467
PNC capital contribution	—	—	(51,399)	—	—	—	(51,399)	—	—	—
Treasury stock transactions	—	—	193,020	—	—	—	193,020	—	—	—

March 31, 2009	48,301,735	(911,266)	(229,370)	—	80,341,918	2,889,467	47,161,099	—	80,341,918	2,889,467

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13.	Commitments and Contingencies

Commitments

Investment / Loan Commitments

At March 31, 2009, the Company had approximately $280 of investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Amounts to be funded generally are callable at any point prior to the expiration of the commitment.

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

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13.	Commitments and Contingencies (continued)

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

Contingent Payments Related to Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 in a combination of cash and stock. The first contingent payment, of up to $374, is payable in 2009, up to 25% in BlackRock common stock and the remainder in cash. The second contingent payment, of up to $595 is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment if certain performance measures are met in 2011 to the extent that the value of the first contingent payment is less than $374.

At March 31, 2009, the Company estimated the first contingent payment to be $228, of which $11 was paid in cash during 2008. Of the remaining $217, $163 will be paid in cash and $54 in common stock, or approximately 345,000 shares converted at a price of $157.33, the 10 trading day average prior to the announcement of the Quellos Transaction. At March 31, 2009, the Company recorded a liability of $208 equal to the $163 to be paid in cash and $45 to be paid in common shares, which represents the fair value of the shares at March 31, 2009.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

14.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$64	$51
Stock options	3	4
Long-term incentive plans funded by PNC	15	15

Total stock-based compensation	$82	$70

Stock Options

Options outstanding at March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2008	3,140,517	$88.82
Exercised	(47,900)	$30.80

March 31, 2009	3,092,617	$89.72

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 was $4.

At March 31, 2009, the Company had $29 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.5 years.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

14.	Stock-Based Compensation (continued)

Restricted Stock and RSUs

Restricted stock and RSU activity at March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2008	4,603,953	$174.24
Granted	1,819,352	$117.26
Converted	(803,835)	$179.65
Forfeited	(39,654)	$171.28

March 31, 2009	5,579,816	$154.90

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2009, the Company granted 23,417 RSUs as long-term incentive compensation, which will be partially funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards cliff vest five years from the date of grant.

In January 2009, the Company granted 1,789,685 RSUs to employees as part of annual incentive compensation under the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”) that vest ratably over three years from the date of grant.

At March 31, 2009, there was $530 in total unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.2 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan of approximately 1,600,000 RSUs that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met is approximately $271, all of which has been granted as of March 31, 2009.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc.	$84	$84	$241	$241

Net income attributable to BlackRock, Inc. allocated to:
Common shares	$82	$82	$233	$233
Participating RSUs	2	2	8	8

Total net income attributable to BlackRock, Inc.	$84	$84	$241	$241

Weighted-average common shares outstanding	130,216,218	130,216,218	128,904,253	128,904,253

Dilutive potential shares from stock options and non-participating restricted stock units		845,382		1,345,446
Dilutive potential shares from convertible debt		379,270		793,917
Dilutive potential shares from acquisition-related contingent stock payments		356,319		577,128

Total weighted-average shares outstanding		131,797,189		131,620,744

Earnings per share attributable to BlackRock, Inc., common stockholders:	$0.63	$0.62	$1.81	$1.77

Due to the similarities in terms between BlackRock series A, B and C non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B and C non-voting participating preferred stock to be common stock equivalents for purposes of earnings per share calculations. As such, the Company has included the outstanding series A, B and C non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, 2,603,582 RSUs and stock options were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of newly-issued BlackRock common stock that were placed into an escrow account. The shares issued had no dilutive effect for the three months ended March 31, 2008. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in 2008. The remaining 911,266 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement. The release of the remaining escrow shares could begin to occur in 2009 and be completed in 2010.

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

16.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table illustrates investment advisory and administration base and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Fixed income	$202	$223
Cash management	175	175
Equity and balanced	343	640
Alternative investment products	90	136

Total investment advisory and administration fees	810	1,174
BlackRock Solutions and advisory	140	60
Distribution fees	25	35
Other revenue	12	31

Total revenue	$987	$1,300

The following table illustrates the Company’s total revenue for the three months ended March 31, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced.

	Three Months Ended March 31,
Revenues	2009	% of total	2008	% of total
North America	$767	78%	$829	64%
Europe	191	19%	417	32%
Asia-Pacific	29	3%	54	4%

Total revenues	$987	100%	$1,300	100%

PART I - FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

16.	Segment Information (continued)

The following table shows the Company’s long-lived assets, including goodwill and property and equipment at March 31, 2009 and December 31, 2008 and does not necessarily reflect where the asset is physically located.

Long-Lived Assets	March 31, 2009		December 31, 2008
North America	$5,913	99%	$5,714	99%
Europe	26	0%	27	0%
Asia-Pacific	53	1%	52	1%

Total long-lived assets	$5,992	100%	$5,793	100%

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

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the United States with $1.283 trillion of assets under management (“AUM”) at March 31, 2009. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch & Co., Inc. (“Merrill Lynch”). In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On March 31, 2009, Bank of America/Merrill Lynch owned approximately 4.8% of BlackRock’s voting common stock and 47.4% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 46.4% of BlackRock’s voting common stock and 31.5% of BlackRock’s capital stock on a fully diluted basis.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

The following table summarizes BlackRock’s operating performance for each of the three months ended March 31, 2009 and 2008 and December 31, 2008. Certain prior year amounts have been restated or reclassified to conform to 2009 presentation including those required by the retrospective adoptions of FASB Staff Positions (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. For more information please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 2, 2009.

BlackRock, Inc.

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended			Variance vs. Three Months Ended
	March 31,		December 31, 2008	March 31, 2008		December 31, 2008
	2009	2008		Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$987	$1,300	$1,064	$(313)	(24)%	$(77)	(7)%
Total expenses	$716	$904	$725	$(188)	(21)%	$(9)	(1)%
Operating income	$271	$396	$339	$(125)	(32)%	$(68)	(20)%
Operating margin	27.5%	30.5%	31.9%	(3)%	(10)%	(4)%	(14)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$(157)	$(25)	$(294)	$(132)	NM	$137	47%
Net income attributable to BlackRock, Inc.	$84	$241	$53	$(157)	(65)%	$31	58%
Diluted common earnings per share (e)	$0.62	$1.77	$0.39	$(1.15)	(65)%	$0.23	59%

As adjusted:
Operating income(a)	$307	$413	$371	$(106)	(26)%	$(64)	(17)%
Operating margin (a)	37.3%	37.6%	41.6%	(0)%	(1)%	(4)%	(10)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests (b)	$(153)	$(24)	$(271)	$(129)	NM	$118	44%
Net income attributable to BlackRock, Inc. (c), (d)	$110	$252	$91	$(142)	(56)%	$19	21%
Diluted earnings attributable to BlackRock, Inc. common stockholders per share(c), d), (e)	$0.81	$1.86	$0.66	$(1.05)	(56)%	$0.15	23%

Other:
Diluted weighted-average common shares outstanding (e)	131,797,189	131,620,744	131,605,739	176,445	0%	191,450	0%
Assets under management	$1,283,355	$1,364,436	$1,307,151	$(81,081)	(6)%	$(23,796)	(2)%

NM - Not Meaningful

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

(a) Operating income, as adjusted, and operating margin, as adjusted:

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

	Three Months Ended
	March 31,		December 31,
	2009	2008	2008
Operating income, GAAP basis	$271	$396	$339
Non-GAAP adjustments:
Restructuring charges	22	—	38
PNC LTIP funding obligation	15	15	14
Merrill Lynch compensation contribution	3	3	3
Compensation expense related to (depreciation) appreciation on deferred compensation plans	(4)	(1)	(23)

Operating income, as adjusted	307	413	371
Closed-end fund launch costs	2	4	—
Closed-end fund launch commissions	1	—	—

Operating income used for operating margin measurement	$310	$417	$371

Revenue, GAAP basis	$987	$1,300	$1,064
Non-GAAP adjustments:
Portfolio administration and servicing costs	(129)	(156)	(138)
Amortization of deferred mutual fund sales commissions	(27)	(30)	(32)
Reimbursable property management compensation	—	(6)	(3)

Revenue used for operating margin measurement	$831	$1,108	$891

Operating margin, GAAP basis	27.5%	30.5%	31.9%

Operating margin, as adjusted	37.3%	37.6%	41.6%

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Restructuring charges recorded in 2008 and 2009 consist of compensation costs, occupancy costs and professional fees and have been deemed non-recurring by management and thus have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded because these charges ultimately do not impact BlackRock’s book value.

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

Operating margin, as adjusted, allows the Company to compare performance from year-to-year by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movement, such as restructuring charges, integration costs, closed-end fund launch costs and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes portfolio administration and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful because the Company receives offsetting revenue for these services. Amortization of deferred mutual fund sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). These employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(b) Non-operating income (expense), less income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to non-controlling interests, GAAP basis, adjusted for compensation expense associated with depreciation (appreciation) on assets related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Three Months Ended
	March 31,		December 31,
	2009	2008	2008
Non-operating income (expense), GAAP basis	$(179)	$(20)	$(413)
Net income (loss) attributable to non-controlling interests, GAAP basis	(22)	5	(119)

Non-operating income (expense), less net income (loss) attributable to non-controlling interests	(157)	(25)	(294)
Compensation expense related to depreciation on deferred compensation plans	4	1	23

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted	$(153)	$(24)	$(271)

Management believes that non-operating income (expense), as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense on the deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides useful measures to investors of BlackRock’s non-operating results.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

(c) Net income attributable to BlackRock, Inc., as adjusted:

Management believes that net income attributable to BlackRock, Inc., as adjusted, and diluted common earnings per share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant non-recurring items as well as charges that ultimately will not impact BlackRock’s book value.

	Three Months Ended
	March 31,		December 31,
	2009	2008	2008
Net income attributable to BlackRock, Inc., GAAP basis	$84	$241	$53
Non-GAAP adjustments, net of tax: (d)
Restructuring charges	14	—	26
PNC LTIP funding obligation	10	9	10
Merrill Lynch compensation contribution	2	2	2

Net income attributable to BlackRock, Inc., as adjusted	$110	$252	$91

Allocation of net income attributable to BlackRock, Inc., as adjusted: (f)
Common shares	$107	$245	$87
Participating RSUs	3	7	4

Net income attributable to BlackRock, Inc., as adjusted	$110	$252	$91

Diluted weighted average shares outstanding (e)	131,797,189	131,620,744	131,605,739

Diluted earnings per common share, GAAP basis (e)	$0.62	$1.77	$0.39

Diluted earnings per common share, as adjusted (e)	$0.81	$1.86	$0.66

The restructuring charges reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help ensure the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, because these charges ultimately do not impact BlackRock’s book value.

(d) The tax rates used represent BlackRock’s corporate effective tax rates in the respective periods, which exclude certain adjustments that were recorded. For the quarters ended March 31, 2009, March 31, 2008 and December 31, 2008, non-GAAP adjustments were tax effected at 35%, 35% and 33%, respectively.

(e) Series A, B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with FSP EITF 03-6-1.

(f) Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in SFAS No. 128, Earnings per Share.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products for a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The Merrill Lynch International Investment Funds, the Company’s primary retail fund group offered outside the United States, were rebranded in April 2008 as the BlackRock Global Funds. The BlackRock Global Funds are authorized for distribution in more than 37 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under the global distribution agreement, which, following Bank of America’s acquisition of Merrill Lynch, runs through January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

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

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expenses and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement and to PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

BlackRock holds investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity, and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record to hedge exposure to certain deferred compensation plans. Non-operating income (expense) includes the impact of changes in the valuations of these investments.

Assets Under Management

AUM for reporting purposes is generally based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

	March 31, 2009	December 31, 2008	March 31, 2008	Variance vs.
				December 31, 2008	March 31, 2008

Fixed income	$474,284	$483,173	$514,673	(2)%	(8)%
Cash management	322,485	338,439	349,208	(5)%	(8)%
Equity and balanced	265,748	280,821	426,935	(5)%	(38)%
Alternative investment products	51,693	59,723	73,620	(13)%	(30)%

Sub Total	1,114,210	1,162,156	1,364,436	(4)%	(18)%
Advisory AUM[1]	169,145	144,995	—	17%	NM

Total	$1,283,355	$1,307,151	$1,364,436	(2)%	(6)%

NM - Not Meaningful

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM decreased approximately $24 billion, or 2%, to $1.283 trillion at March 31, 2009, compared to $1.307 trillion at December 31, 2008. The decline in AUM was attributable to $23 billion in net market depreciation and $7 billion in foreign exchange translation, partially offset by $6 billion in net subscriptions. Net market depreciation of $23 billion included $17 billion of depreciation in equity and balanced assets, due to a decline in global equity markets, primarily in U.S. equity and global balanced products and $5 billion in alternative products including real estate. The $7 billion reduction in AUM from foreign exchange was across all asset classes due to the strengthening of the U.S. dollar, which resulted in foreign exchange translation from converting non-dollar denominated AUM into U.S. dollars. Net subscriptions of $6 billion for the three months ended March 31, 2009 were the result of net subscriptions of $25 billion in long-term advisory liquidation assignments and $6 billion in equity and balanced products including index and sector funds, partially offset by $16 billion in cash management net outflows primarily in government money market funds, where interest rates are hovering near zero, the majority of which occurred toward the end of the quarter, $6 billion in fixed income products primarily related to net outflows in U.S. core and U.S. mortgage products and $3 billion of net outflows in alternative investment products.

AUM decreased approximately $81 billion, or 6%, to $1.283 trillion at March 31, 2009, compared with $1.364 trillion at March 31, 2008. The decline in AUM was attributable to $174 billion in net market depreciation and $45 billion in foreign exchange losses, partially offset by $138 billion in net subscriptions. Market depreciation of $174 billion was primarily due to the depreciation in equity and balanced assets of $140 billion, as equity markets declined during the twelve months ended March 31, 2009, depreciation in fixed income products of $19 billion and $17 billion in alternative products. The $45 billion reduction in AUM from foreign exchange was across all asset classes due to the strengthening of the U.S. dollar, which resulted in foreign exchange translation from converting non-dollar denominated AUM into U.S. dollars. Net subscriptions of $138 billion for the twelve months ended March 31, 2009 were attributable to net new business of $169 billion in long-term advisory liquidation assignments, $7 billion in equity and balanced products primarily related to asset allocation products, partially offset by $25 billion of net outflows in cash management products primarily related to prime funds and securities lending portfolios, $10 billion in fixed income products and $3 billion in alternative products.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended March 31, 2009.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Quarter Ended March 31, 2009

(Dollar amounts in millions)

	December 31, 2008	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign Exchange [1]	March 31, 2009
Fixed income	$483,173	$(6,404)	$(296)	$(2,189)	$474,284
Cash management	338,439	(15,642)	(152)	(160)	322,485
Equity and balanced	280,821	5,769	(17,118)	(3,724)	265,748
Alternative investment products	59,723	(2,595)	(5,198)	(237)	51,693

Sub Total	1,162,156	(18,872)	(22,764)	(6,310)	1,114,210
Advisory AUM[2]	144,995	24,520	(111)	(259)	169,145

Total	$1,307,151	$5,648	$(22,875)	$(6,569)	$1,283,355

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the twelve months ended March 31, 2009.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended March 31, 2009

(Dollar amounts in millions)

	March 31, 2008	Net subscriptions (redemptions)	Market appreciation (depreciation)	Foreign Exchange [1]	March 31, 2009
Fixed income	$514,673	$(10,064)	$(18,672)	$(11,653)	$474,284
Cash management	349,208	(25,116)	762	(2,369)	322,485
Equity and balanced	426,935	6,957	(139,512)	(28,632)	265,748
Alternative investment products	73,620	(3,016)	(16,915)	(1,996)	51,693

Sub Total	1,364,436	(31,239)	(174,337)	(44,650)	1,114,210
Advisory AUM[2]	—	169,276	128	(259)	169,145

Total	$1,364,436	$138,037	$(174,209)	$(44,909)	$1,283,355

[1]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008.

Revenue

	Three Months Ended March 31,		Variance vs.
(Dollar amounts in millions)	2009	2008	Amount	% Change
Investment advisory and administration fees:
Fixed income	$199	$221	$(22)	(10)%
Cash management	175	175	—	0%
Equity and balanced	337	602	(265)	(44)%
Alternative investment products	88	134	(46)	(34)%

Investment advisory and administration base fees	799	1,132	(333)	(29)%
Fixed income	3	2	1	50%
Equity and balanced	6	38	(32)	(84)%
Alternative investment products	2	2	—	0%

Investment advisory performance fees	11	42	(31)	(74)%

Total investment advisory and administration base and performance fees	810	1,174	(364)	(31)%
BlackRock Solutions and advisory	140	60	80	133%
Distribution fees	25	35	(10)	(29)%
Other revenue	12	31	(19)	(61)%

Total revenue	$987	$1,300	$(313)	(24)%

Total revenue for the three months ended March 31, 2009 decreased $313 million, or 24%, to $987 million, compared with $1,300 million for the three months ended March 31, 2008. The $313 million decrease was the result of a $364 million decrease in total investment advisory and administration fees, a $19 million decrease in other revenue and a $10 million decrease in distribution fees, partially offset by an $80 million increase in BlackRock Solutions and advisory revenue.

Investment Advisory and Administration Fees

The decrease in investment advisory and administration fees of $364 million, or 31%, was the result of a decrease in investment advisory and administration base fees of $333 million, or 29%, to $799 million for the three months ended March 31, 2009, compared with $1,132 million for the three months ended March 31, 2008 and a decrease of $31 million in performance fees.

The decrease in investment advisory and administration base fees of $333 million for the three months ended March 31, 2009, compared with the three months ended March 31, 2008 consisted of decreases in base fees of $265 million in equity and balanced products, $46 million in alternative products and $22 million in fixed income products as a result of decreased average AUM in 2009 compared to 2008 for all asset classes.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Revenue (continued)

Investment Advisory and Administration Fees (continued)

Investment advisory performance fees decreased by $31 million, or 74%, to $11 million for the three months ended March 31, 2009, as compared to $42 million for the three months ended March 31, 2008, primarily due to a reduction in performance fees in equity separate accounts.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended March 31, 2009 increased $80 million, or 133%, compared with the three months ended March 31, 2008. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory assignments during the period. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees decreased by $10 million to $25 million for the three months ended March 31, 2009, as compared to $35 million for the three months ended March 31, 2008. The decrease in distribution fees was primarily the result of a lower sales and redemptions in certain share classes of open-end funds.

Other Revenue

Other revenue of $12 million for the quarter ended March 31, 2009 decreased $19 million compared with the quarter ended March 31, 2008. Other revenue represents $4 of unit trust sales commissions, $2 million of net interest related to securities lending and $6 million of other revenue.

The decrease in other revenue of $19 million, or 61%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily the result of a $9 million decline in property management fees primarily related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, a $5 million decrease in net interest earned related to securities lending and a $3 million decline in unit trust sales commissions.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Expenses

	Three Months Ended March 31,		Variance vs.
(Dollar amounts in millions)	2009	2008	Amount	% Change
Expenses:
Employee compensation and benefits	$351	$469	$(118)	(25)%
Portfolio administration and servicing costs	129	156	(27)	(17)%
Amortization of deferred mutual fund sales commissions	27	30	(3)	(10)%
General and administration	151	212	(61)	(29)%
Restructuring charges	22	—	22	NM
Amortization of intangible assets	36	37	(1)	(3)%

Total expenses	$716	$904	$(188)	(21)%

NM - Not Meaningful

Total expenses decreased $188 million, or 21%, to $716 million for the three months ended March 31, 2009, compared with $904 million for the three months ended March 31, 2008. Excluding the restructuring charges of $22 million, expenses decreased $210 million, or 23%, primarily attributable to decreases in employee compensation and benefits, general and administration expenses and portfolio and administration and servicing costs.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased by $118 million, or 25%, to $351 million, at March 31, 2009, compared to $469 million for the three months ended March 31, 2008. The decrease in employee compensation and benefits expense was primarily attributable to a $72 million reduction in incentive compensation associated with the decrease in operating income and performance fees and a $39 million decrease in salaries, benefits and commissions due to lower headcount as a result of the Company’s cost control efforts and outsourcing of Metric services. Employees at March 31, 2009 totaled 5,244 as compared to 6,024 (including 419 Metric employees) and 5,605 (excluding Metric employees) at March 31, 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs decreased $27 million to $129 million during the three months ended March 31, 2009, compared to $156 million for the three months ended March 31, 2008. These costs include payments to Merrill Lynch under a global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $27 million decrease primarily related to lower levels of average AUM serviced by third parties across all asset classes.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs (continued)

Portfolio administration and servicing costs for the three months ended March 31, 2009 included $99 million of costs attributable to Merrill Lynch and affiliates and $5 million of costs attributable to PNC and affiliates as compared to $122 million and $8 million, respectively, in the three months ended March 31, 2008.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions decreased by $3 million to $27 million for the three months ended March 31, 2009, as compared to $30 million for the three months ended March 31, 2008. The decrease in amortization of deferred mutual fund sales commissions was primarily the result of lower sales and redemptions in certain share classes of open-end funds.

General and Administration Expenses

	Three Months Ended March 31,		Variance vs.
(Dollar amounts in millions)	2009	2008	Amount	% Change
General and administration expenses:
Marketing and promotional	$14	$41	$(27)	(66)%
Professional services	13	22	(9)	(41)%
Portfolio services	32	39	(7)	(18)%
Technology	25	31	(6)	(19)%
Closed-end fund launch costs	2	4	(2)	(50)%
Occupancy	35	33	2	6%
Other general and administration	30	42	(12)	(29)%

Total general and administration expenses	$151	$212	$(61)	(29)%

General and administration expenses decreased $61 million, or 29%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. Marketing and promotional expenses decreased $27 million, or 66%, primarily due to a decline in travel and promotional expenses. Professional services decreased $9 million, or 41%, to $13 million compared to $22 million for the three months ended March 31, 2008 primarily due to decreases in accounting, tax, legal and other professional services. Portfolio service costs decreased by $7 million to $32 million, or 18%. Technology expenses decreased $6 million, or 19%, to $25 million compared to $31 million for the three months ended March 31, 2008 primarily due to a decrease in software licensing and maintenance costs and technology consulting. Other general and administration expenses decreased $12 million, or 29%, to $30 million from $42 million, primarily related to declines in foreign currency remeasurement, recruiting and communication costs partially offset by an expense for potentially uncollectible receivables.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Expenses (continued)

Restructuring Charges

For the three months ended March 31, 2009 BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts. See discussion in Note 11, Restructuring Charges, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		Variance vs.
(Dollar amounts in millions)	2009	2008	Amount	% Change
Total non-operating income (expense)	$(179)	$(20)	$(159)	NM
Net income (loss) attributable to non-controlling interests	(22)	5	(27)	NM

Total non-operating income (expense), less net income (loss) attributable to non-controlling interests	$(157)	$(25)	$(132)	NM

NM - Not Meaningful

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,		Variance vs.
(Dollar amounts in millions)	2009	2008	Amount	% Change
Non-operating income (expense), less net income (loss) attributable to non-controlling interests:
Net gain (loss) on investments, less net income (loss) attributable to non-controlling interests:
Private equity	$(20)	$8	$(28)	(350)%
Real estate	(93)	(14)	(79)	NM
Distressed hedge funds	(12)	(3)	(9)	(300)%
Hedge funds/funds of hedge funds	(6)	(13)	7	54%
Other investments[1]	(15)	(2)	(13)	NM

Sub-total	(146)	(24)	(122)	NM
Investments related to deferred compensation plans	(4)	(1)	(3)	(300)%

Total net gain (loss) on investments, less net income (loss) attributable to non-controlling interests	(150)	(25)	(125)	(500)%
Interest and dividend income	8	18	(10)	(56)%
Interest expense	(15)	(18)	3	(17)%

Total non-operating income (expense), less net income (loss) attributable to non-controlling interests	(157)	(25)	(132)	NM
Compensation expense related to depreciation on deferred compensation plans	4	1	3	300%

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted	$(153)	$(24)	$(129)	NM

NM - Not Meaningful
[1]	Includes net gains/(losses) related to equity and fixed income investments, collateralized debt obligations (“CDOs”) and BlackRock’s seed capital hedging program.

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, decreased $132 million to $157 million for the three months ended March 31, 2009, as compared to $25 million for the three months ended March 31, 2008. The $157 million non-operating expense, less non-controlling interests, related to valuation declines on the Company’s co-investment and seed investments, including $93 million from real estate products, $20 million from private equity products, $18 million in hedge funds/funds of hedge funds (including the impact of distressed credit products) and $19 million related to other investments, including investments associated with certain deferred compensation plans. In addition, net interest income declined $7 million primarily due to a decline in interest rates.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Net Economic Investment Portfolio

The Company reviews its net economic exposure to its investment portfolio by reducing its GAAP investments by the net assets attributable to non-controlling interests of consolidated sponsored investment funds. Changes in the investment portfolio are due to purchases, sales, maturities, distributions as well as the impact of valuations. The following table represents the percentage ranges, by asset type, of the net “economic” investment portfolio at March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
	% Ranges	% Ranges
Private equity	20-30%	15-25%
Real estate	<10%	15-25%
Distressed hedge funds	15-25%	5-15%
Hedge funds/funds of hedge funds	15-25%	15-25%
Other investments	15-25%	20-30%

Income Tax Expense

Income tax expense was $30 million and $130 million for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate for the three months ended March 31, 2009 was 26.3%, as compared to 35.0% for the three months ended March 31, 2008. Excluding a $10 million tax benefit related to a decrease in unrecognized tax benefits related to the final resolution of an outstanding tax matter in the first quarter 2009, the effective income tax rate was 35%.

Operating Income and Operating Margin

GAAP

Operating income totaled $271 million for the three months ended March 31, 2009, which was a decrease of $125 million compared to the three months ended March 31, 2008. The Company’s operating margin was 27.5% for the three months ended March 31, 2009, compared to 30.5% for the three months ended March 31, 2008. Operating income and operating margin for the three months ended March 31, 2009 included the impact of a $333 million decrease in investment advisory and administration base fees, associated with a market driven reduction in AUM, a $31 million decrease in performance fees revenue, and a $19 million reduction in other revenue, partially offset by $80 million increase in BlackRock Solutions and advisory revenue. The decrease in revenue is partially offset by a $188 million decrease in operating expenses primarily due to declines in employee compensation and benefits, general and administration expenses and portfolio administration and servicing costs offset by $22 million of restructuring charges.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Operating Income and Operating Margin (continued)

As Adjusted

Operating income, as adjusted, totaled $307 million for the three months ended March 31, 2009, which was a decrease of $106 million compared to the three months ended March 31, 2008. Operating margin, as adjusted, was 37.3% and 37.6% for the three months ended March 31, 2009 and 2008, respectively. The decline of operating income, as adjusted, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily related to the impact of the $313 million decrease in revenue offset by a $207 million decrease in operating expenses primarily due to employee compensation and benefits and general and administration.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	%	2009	2008	%
(Dollar amounts in millions, except per share data)	GAAP	GAAP	Change	As adjusted	As adjusted	Change
Operating income	$271	$396	(32)%	$307	$413	(26)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	(157)	(25)	NM	(153)	(24)	NM
Income tax expense	(30)	(130)	(77)%	(44)	(137)	(68)%

Net income attributable to BlackRock, Inc.	$84	$241	(65)%	$110	$252	(56)%

Net income allocated to:
Common shares	$82	$233	(65)%	$107	$245	(56)%
Participating RSUs	2	8	(75)%	3	7	(57)%

Net income attributable to BlackRock, Inc.	$84	$241	(65)%	$110	$252	(56)%

Total weighted-average common shares outstanding	131,797,189	131,620,744	0%	131,797,189	131,620,744	0%
Diluted earnings attributable to BlackRock, Inc. common shareholders per share	$0.62	$1.77	(65)%	$0.81	$1.86	(56)%

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. for the three months ended March 31, 2009 includes operating income of $271 million, or $1.30 per diluted common share, non-operating losses, less net income (loss) attributable to non-controlling interests, of $157 million, or $0.75 loss per diluted common share and $0.07 per diluted common share benefit related to the final resolution of an outstanding tax matter. Net income attributable to BlackRock, Inc. totaled $84 million, or $0.62 per diluted common share, for the three months ended March 31, 2009, which was a decrease of $157 million, or $1.15 per diluted common share, compared to the three months ended March 31, 2008.

Net income attributable to BlackRock, Inc. for the three months ended March 31, 2009 included the after-tax impact of restructuring charges of $14 million, the portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees.

Net income attributable to BlackRock, Inc. of $241 million for the three months ended March 31, 2008 included the after-tax impact of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees.

Exclusive of these items in both periods, diluted earnings per common share, as adjusted, for the three months ended March 31, 2009 decreased $1.05, or 56%, to $0.81 compared to the three months ended March 31, 2008. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions and advisory products and services, mutual fund distribution fees and realized earnings and distributions on the Company’s investments. BlackRock primarily uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchases of co-investments and seed investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds (continued)

The following tables present a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds:

(Dollar amounts in millions)	Three Months Ended March 31, 2009
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$(126)	$44	$(170)
Cash flows from investing activities	104	10	94
Cash flows from financing activities	(201)	(62)	(139)
Effect of exchange rate changes on cash and cash equivalents	(16)	—	(16)

Net change in cash and cash equivalents	(239)	(8)	(231)
Cash and cash equivalents, beginning of period	2,032	61	1,971

Cash and cash equivalents, end of period	$1,793	$53	$1,740

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds, at March 31, 2009 decreased $231 million from December 31, 2008, primarily resulting from $170 million of cash outflows from operating activities, $139 million of cash outflows from financing activities, offset by $94 million of cash inflows from investing activities and a $16 million decrease due to the effect of foreign exchange rate changes.

Cash outflows from operating activities, excluding the impact of consolidated sponsored investment funds, for the three months ended March 31, 2009, primarily include the receipt of investment advisory and administration fees and other revenue offset by the payment of operating expenses incurred in the normal course of business. Cash outflows from operating activities, excluding the impact of consolidated sponsored investment funds, in the three months ended March 31, 2009 included cash payments related to year end incentive compensation that was paid in the first quarter. Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds, for the three months ended March 31, 2009 primarily include net proceeds from sales and maturities of investments. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds, for the three months ended March 31, 2009 primarily include $105 million of payments for cash dividends.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at March 31, 2009 and December 31, 2008 were as follows:

(Dollar amounts in millions)	March 31, 2009	December 31, 2008
Cash and cash equivalents	$1,793	$2,032
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(53)	(61)
Regulatory capital[2]	(176)	(172)
2007 credit facility – undrawn[3]	2,171	2,171

Committed access	$3,735	$3,970

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Partially met with cash and cash equivalents.
[3]	Excludes $129 million of undrawn amounts at March 31, 2009 and December 31, 2008 related to Lehman Commercial Paper, Inc.

In addition, a significant portion of the Company’s $783 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Investment/Loan Commitments

At March 31, 2009, the Company had $280 million of various capital commitments to fund sponsored investment funds. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

During the first quarter 2009, approximately $174 million of loans outstanding were repaid from a warehouse entity established for certain private equity funds of funds.

At March 31, 2009, the Company was committed to provide financing of up to $60 million, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At March 31, 2009, $33.5 million of financing was outstanding at an interest rate of 4.6% which matures in July 2009 and may be repaid and reborrowed and was included in due from related parties on the Company’s condensed consolidated statement of financial condition. Based on the value of the collateral and the borrowings outstanding of such date, the Company has no obligation to loan new amounts to Anthracite under this facility. The Company and other creditors of Anthracite have granted temporary waivers for certain breaches of financial covenants of Anthracite’s credit facilities.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender approval, up to a maximum of $3 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 0.5 to 1 at March 31, 2009.

At March 31, 2009, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.67% and a maturity date during April 2009. During April 2009, the Company rolled over the $200 million in borrowings with an interest rate of 0.59% and a maturity date during May 2009.

Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts.

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line is one year and interest will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At March 31, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures and Long-Term Borrowings

At March 31, 2009, convertible debentures and long-term borrowings were $943 million. Debt service and repayment requirements, assuming the Company’s 2.625% convertible debentures due 2035 (the “convertible debentures”) are converted for cash equal to the principal at the option of the holders in second quarter 2009, are $277 million for the remainder of 2009, $45 million in 2010 and $44 million in each of 2011, 2012 and 2013.

Contingent Payments Related to Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. Quellos may be entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment, of up to $374 million, is payable in 2009, up to 25% in BlackRock common stock and the remainder in cash. The second contingent payment, of up to $595 million is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment if certain performance measures are met in 2011 to the extent that the value of the first contingent payment is less than $374 million.

At March 31, 2009, the Company estimated the first contingent payment to be $228 million, of which $11 million was paid in cash during 2008. Of the remaining $217 million, $163 million will be paid in cash and $54 million in common stock, or approximately 345,000 shares converted at a price of $157.33. At March 31, 2009, the Company recorded a liability of $208 million, within other liabilities on the condensed consolidated statement of financial condition, equal to the $163 million to be paid in cash and $45 million to be paid in common shares, which represents the fair value of the shares at March 31, 2009.

PART I - FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Support of Two Enhanced Cash Funds

In December 2007, BlackRock entered into capital support agreements with the two funds, backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. In December 2008, BlackRock’s maximum potential obligation under the capital support agreements was reduced to $45 million, and in January 2009, one capital support agreement was terminated, due to the closure of the related fund, leaving only one capital support agreement, with a total $20 million potential obligation outstanding. BlackRock provided approximately $3 million of capital contributions to this fund for the three months ended March 31, 2009 under the capital support agreement.

In the first quarter 2009, upon the closure of one of the funds, BlackRock received securities in lieu of its remaining investment in the fund, of which one security of approximately $30 million remained at March 31, 2009 and is expected to mature at par in 2009. At March 31, 2009, BlackRock’s investment in the remaining enhanced cash fund was less than $1 million. In applying the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), BlackRock concluded that it was the primary beneficiary of the two enhanced cash funds at December 31, 2008, as well as the one remaining fund at March 31, 2009, which resulted in consolidation of the funds on its condensed consolidated statements of financial condition.

Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At March 31, 2009, the Company was required to maintain approximately $176 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

PART I - FINANCIAL INFORMATION (continued)

Liquidity and Capital Resources (continued)

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Fair Value Measurements, discussed below, see Note 2 and the Company’s Significant Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009 for details on Significant Accounting Policies.

Fair Value Measurements

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

The following table represents investments measured at fair value on a recurring basis at March 31, 2009:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at March 31, 2009
Total investments, GAAP	$152	$288	$666	$31	$1,137
Net assets for which the Company does not bear “economic” exposure (1)	(4)	(216)	(134)	—	(354)

Net “economic” investments (2)	$148	$72	$532	$31	$783

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
(3)

Comprised of equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore the Company’s investment in such equity method investee may not represent fair value.

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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2009, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

PART I - FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At March 31, 2009, the outstanding total return swaps had an aggregate notional value of approximately $39 million.

At March 31, 2009, approximately $558 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Including the impact of the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	March 31, 2009	December 31, 2008
Total investments	$1,137	$1,429
Consolidated sponsored investments funds	(558)	(728)
Net exposure to consolidated investment funds	204	310

Total net “economic” investments	783	1,011
Hedged investments	(39)	(49)

Total net “economic” investment exposure	$744	$962

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At March 31, 2009, the Company’s net exposure to price risk in its investment portfolio is approximately $478 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include public equity and real estate investments as well as certain hedge funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $47.8 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At March 31, 2009, the Company was exposed to interest-rate risk and credit spread risks as a result of approximately $266 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $2.2 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling, Australian dollars and the Euro, was $38 million. A 10% adverse change in foreign exchange rates would result in approximately a $3.8 million decline in the carrying value of such investments.

PART I - FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Exchange Act) at March 31, 2009. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at March 31, 2009.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]

January 1, 2009 through January 31, 2009	49,266	[2,3]	$112.73	—	751,400

February 1, 2009 through February 28, 2009	304,136	[3]	$108.76	—	751,400

March 1, 2009 through March 31, 2009	4,857	[3]	$96.71	—	751,400

Total	358,259		$109.14	—

[1]

On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date. An additional indeterminable number of shares may be repurchased under the 2002 Long-Term Incentive Plan (“2002 LTIP”).

[2]	Includes 44,146 shares purchased by the Company from employees in January pursuant to a put feature available in connection with the payment of certain 2002 LTIP awards.
[3]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

PART II - OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description
3.1(1)	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Participating Preferred Stock of BlackRock, Inc., as filed with the Delaware Secretary of State on February 26, 2009.

3.2(1)	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Participating Preferred Stock of BlackRock, Inc., as filed with the Delaware Secretary of State on February 26, 2009.

10.1	Second Amended and Restated Stockholder Agreement, dated as of February 27, 2009, between BlackRock, Inc., Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.2(1)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock, Inc.

10.3(1)	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: May 8, 2009		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description

Exhibit No.	Description
3.1(1)	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Participating Preferred Stock of BlackRock, Inc., as filed with the Delaware Secretary of State on February 26, 2009.

3.2(1)	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Participating Preferred Stock of BlackRock, Inc., as filed with the Delaware Secretary of State on February 26, 2009.

10.1	Second Amended and Restated Stockholder Agreement, dated as of February 27, 2009, between BlackRock, Inc., Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.2(1)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock, Inc.

10.3(1)	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.