Form 10-Q
period 2009-06-30
BlackRock Inc.
filed 2009-08-07
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 50,931,608 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,305	$2,032
Accounts receivable	1,067	901
Due from related parties	104	309
Investments	957	1,429
Separate account assets	3,131	2,623
Deferred mutual fund sales commissions, net	111	135
Property and equipment (net of accumulated depreciation of $295 at June 30, 2009 and $259 at December 31, 2008)	252	260
Intangible assets (net of accumulated amortization of $396 at June 30, 2009 and $324 at December 31, 2008)	6,371	6,441
Goodwill	5,723	5,533
Other assets	388	261

Total assets	20,409	19,924

Liabilities
Accrued compensation and benefits	$386	$826
Accounts payable and accrued liabilities	628	545
Due to related parties	119	103
Short-term borrowings	200	200
Convertible debentures	247	245
Long-term borrowings	695	697
Separate account liabilities	3,131	2,623
Deferred tax liabilities	1,767	1,826
Other liabilities	263	299

Total liabilities	7,436	7,364

Commitments and contingencies (Note 12)

Temporary equity
Redeemable non-controlling interests	13	266
Convertible debentures	2	—

Total temporary equity	15	266

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	June 30, 2009	December 31, 2008
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at June 30, 2009 and December 31, 2008;
Shares issued: 50,826,457 at June 30, 2009 and 118,573,367 at December 31, 2008;
Shares outstanding: 49,915,191 at June 30, 2009 and 117,291,110 at December 31, 2008
Preferred stock (Note 11)	1	—
Additional paid-in capital	10,891	10,473
Retained earnings	2,076	1,982
Accumulated other comprehensive (loss)	(81)	(186)
Escrow shares, common, at cost (911,266 shares held at June 30, 2009 and December 31, 2008)	(143)	(143)
Treasury stock, common, at cost (0 and 370,991 shares held at June 30, 2009 and December 31, 2008, respectively)	—	(58)

Total BlackRock, Inc. stockholders’ equity	12,745	12,069
Nonredeemable non-controlling interests	213	225

Total permanent equity	12,958	12,294

Total liabilities, temporary equity and permanent equity	$20,409	$19,924

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Investment advisory and administration base fees
Related parties	$589	$830	$1,138	$1,632
Other third parties	261	331	511	661
Investment advisory performance fees	17	57	28	99

Investment advisory and administration base and performance fees	867	1,218	1,677	2,392
BlackRock Solutions and advisory	116	100	256	160
Distribution fees	23	34	48	69
Other revenue	23	35	35	66

Total revenue	1,029	1,387	2,016	2,687

Expenses
Employee compensation and benefits	390	552	741	1,021
Portfolio administration and servicing costs
Related parties	96	127	199	257
Other third parties	29	25	53	49
Amortization of deferred mutual fund sales commissions	26	33	53	63
General and administration	191	208	344	422
Restructuring charges	—	—	22	—
Amortization of intangible assets	36	37	72	74

Total expenses	768	982	1,484	1,886

Operating income	261	405	532	801

Non-operating income (expense)
Net gain (loss) on investments	88	—	(84)	(20)
Interest and dividend income	4	14	12	32
Interest expense	(15)	(18)	(30)	(36)

Total non-operating income (expense)	77	(4)	(102)	(24)

Income before income taxes	338	401	430	777
Income tax expense	94	147	124	277

Net income	244	254	306	500
Less:
Net income (loss) attributable to redeemable non-controlling interests	1	—	1	(3)
Net income (loss) attributable to nonredeemable non-controlling interests	25	(20)	3	(12)

Net income attributable to BlackRock, Inc.	$218	$274	$302	$515

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$1.62	$2.04	$2.25	$3.85
Diluted	$1.59	$2.00	$2.22	$3.78

Cash dividends declared and paid per share	$0.78	$0.78	$1.56	$1.56

Weighted-average common shares outstanding:
Basic	130,928,926	129,569,325	130,574,535	129,242,591
Diluted	133,364,611	132,032,538	132,668,695	131,812,500

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$244	$254	$306	$500
Other comprehensive income:
Change in net unrealized gain (loss) from available-for-sale investments, net of tax(1)	8	1	15	(4)
Minimum pension liability adjustment	—	—	1	(1)
Foreign currency translation adjustments	103	(1)	89	25

Comprehensive income attributable to BlackRock, Inc.	$355	$254	$411	$520

(1)

The tax benefit (expense) on the change in net unrealized gain (loss) from available-for-sale investments was ($2) and ($1) during the three months ended June 30, 2009 and 2008, respectively, and ($5) and $1 during the six months ended June 30, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statement of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Common And Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Shares Held In Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests (Temporary Equity)

December 31, 2008, as reported	$1	$10,461	$1,991	$(186)	$(143)	$(58)	$12,066	$—	$12,066	$—

January 1, 2009 initial recognition of APB 14-1, SFAS No. 160 and EITF Topic No. D-98	—	12	(9)	—	—	—	3	225	228	266

December 31, 2008, as adjusted	1	10,473	1,982	(186)	(143)	(58)	12,069	225	12,294	266

Reclass to temporary equity – convertible debt	—	(2)	—	—	—	—	(2)	—	(2)	2
Net income	—	—	302	—	—	—	302	3	305	1
Dividends paid, net of dividend expense for unvested RSUs	—	—	(208)	—	—	—	(208)	—	(208)	—
Stock-based compensation	—	159	—	—	—	—	159	—	159	—
Issuance of common shares to institutional investor	1	299	—	—	—	—	300	—	300	—
Issuance of common shares for contingent consideration	—	43	—	—	—	—	43	—	43	—
Net issuance of common shares related to employee stock transactions	—	(83)	—	—	—	58	(25)	—	(25)	—
PNC capital contribution	—	6	—	—	—	—	6	—	6	—
Net tax shortfall from stock-based awards	—	(4)	—	—	—	—	(4)	—	(4)	—
Minimum pension liability adjustment	—	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions) – non-controlling interest holders	—	—	—	—	—	—	—	(4)	(4)	(254)
Deconsolidation of sponsored investment funds	—	—	—	—	—	—	—	(9)	(9)	—
Foreign currency translation adjustments	—	—	—	89	—	—	89	—	89	—
Other changes in non-controlling interests	—	—	—	—	—	—	—	(2)	(2)	—
Change in net unrealized gain (loss) from available-for sale investments, net of tax	—	—	—	15	—	—	15	—	15	—

June 30, 2009	$2	$10,891	$2,076	$(81)	$(143)	$—	$12,745	$213	$12,958	$15

See accompanying notes to condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statement of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	BlackRock, Inc. Stockholders’ Equity
	Common And Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares Held In Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests (Temporary Equity)

December 31, 2007, as reported	$1	$10,274	$1,622	$71	$(188)	$(184)	$11,596	$—	$11,596	$—
Retrospective adoption of APB 14-1, SFAS No. 160 and EITF Topic No. D-98	—	12	(6)	—	—	—	6	549	555	29

December 31, 2007, as adjusted	1	10,286	1,616	71	(188)	(184)	11,602	549	12,151	29
Net income	—	—	515	—	—	—	515	(12)	503	(3)
Dividends paid, net of dividend expense for unvested RSUs	—	—	(208)	—	—	—	(208)	—	(208)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	45	—	45	—	45	—
Stock-based compensation	—	132	—	—	—	1	133	—	133	—
Net issuance of common shares related to employee stock transactions	—	(114)	—	—	—	91	(23)	—	(23)	—
PNC capital contribution	—	4	—	—	—	—	4	—	4	—
Net tax benefit from stock-based awards	—	47	—	—	—	—	47	—	47	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	(1)	—
Subscriptions/(redemptions/distributions) – non-controlling interest holders	—	—	—	—	—	—	—	5	5	(15)
Net deconsolidations of sponsored investment funds	—	—	—	—	—	—	—	—	—	(6)
Other changes in non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Foreign currency translation adjustments	—	—	—	25	—	—	25	—	25	—
Change in net unrealized gain (loss) from available-for sale investments, net of tax	—	—	—	(4)	—	—	(4)	—	(4)	—

June 30, 2008	$1	$10,355	$1,923	$91	$(143)	$(92)	$12,135	$539	$12,674	$5

See accompanying notes to condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$306	$500
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	115	117
Amortization of deferred mutual fund sales commissions	53	63
Stock-based compensation	159	133
Deferred income tax expense (benefit)	(59)	(67)
Net gains (losses) on non-trading investments	9	19
Purchases of other investments within consolidated funds	(17)	(86)
Proceeds from sales and maturities of other investments within consolidated funds	245	83
(Earnings) losses from equity method investees	74	(10)
Distributions of earnings from equity method investees	6	14
Other adjustments	2	(1)
Changes in operating assets and liabilities:
Accounts receivable	(164)	(324)
Due from related parties	170	(30)
Deferred mutual fund sales commissions	(29)	(57)
Investments, trading	(97)	222
Other assets	(137)	60
Accrued compensation and benefits	(434)	(415)
Accounts payable and accrued liabilities	69	256
Due to related parties	16	(20)
Other liabilities	(13)	24

Cash flows from operating activities	274	481

Cash flows from investing activities
Purchases of investments	(14)	(285)
Purchases of assets held for sale	(1)	(59)
Proceeds from sales and maturities of investments	198	52
Return of capital from equity method investees	20	8
Net consolidations (deconsolidations) of sponsored investment funds	6	—
Contingent/other acquisition payments	(158)	—
Purchases of property and equipment	(33)	(40)
Proceeds from other investing activities	—	5

Cash flows from investing activities	18	(319)

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from financing activities
Repayment of long-term borrowings	(1)	(1)
Repayment of short-term borrowings	—	(100)
Proceeds from short-term borrowings	—	100
Cash dividends paid	(208)	(208)
Proceeds from stock options exercised	11	18
Proceeds from issuance of common stock	304	3
Repurchases of common stock	(40)	(43)
Net (redemptions/distributions paid)/ subscriptions received from non-controlling interest holders	(257)	(10)
Excess tax benefit from stock-based compensation	16	47
Net borrowings/ (repayment of borrowings) by consolidated sponsored investment funds	70	(202)

Cash flows from financing activities	(105)	(396)

Effect of exchange rate changes on cash and cash equivalents	86	6

Net increase (decrease) in cash and cash equivalents	273	(228)
Cash and cash equivalents, beginning of period	2,032	1,656

Cash and cash equivalents, end of period	$2,305	$1,428

Supplemental cash flow information:
Cash paid for interest	$26	$33
Cash paid for income taxes	$340	$295

Supplemental non-cash investing and financing activities:
Issuance of common stock	$77	$109
Contingent common stock payment related to Quellos transaction	$43	$—

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

(unaudited)

BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) provide diversified investment management services to institutional clients and individual investors through various investment vehicles. Investment management services primarily consist of the management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of alternative funds developed to serve various customer needs. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

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

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch, which continues as a subsidiary of Bank of America. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which on February 27, 2009 each exchanged a portion of the BlackRock common stock it held for an equal number of shares of non-voting preferred stock. See Note 11, Capital Stock, for more details on these transactions.

In June 2009, BlackRock announced that it entered into a definitive purchase agreement (the “Barclays Purchase Agreement”) to acquire Barclays Global Investors (“BGI”) from Barclays Bank PLC (“Barclays”). See Note 16, Pending Transaction.

1.	Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

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

The interim financial information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been revised or reclassified to conform to the 2009 presentation including those required by the retrospective adoption of Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options), FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (ASC 260-10, Earnings per Share) and Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (ASC 810-10, Consolidation).

Fair Value Measurements

BlackRock adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (ASC 820-10, Fair Value Measurements and Disclosures) as of January 1, 2008, which requires, among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2, and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

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

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds. The various partnerships are investment companies which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

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

Basis of Presentation (continued)

Classification and Measurement of Redeemable Securities

EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (ASC 480-10, Distinguishing Liabilities from Equity), requires temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At June 30, 2009 and December 31, 2008 the Company determined that $13 and $266, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable for cash or other assets, resulting in temporary equity classification on the condensed consolidated statements of financial condition. The amount of temporary equity related to convertible instruments is measured as the excess of the amount of cash required to be exchanged in a hypothetical settlement, as of the balance sheet date, over the current carrying amount of the liability component. During the six months ended June 30, 2009, the 2.625% convertible debentures became convertible at the option of the holders into cash and shares of the Company’s common stock. The amount of cash required to be paid out in a hypothetical settlement exceeded the current carrying amount of the liability component by $2, which was classified as temporary equity–convertible debentures on the condensed consolidated statement of financial condition.

Assets and Liabilities to be Disposed of by Sale

In the course of the business of establishing real estate and private equity sponsored investment funds, the Company may purchase land, properties and third party private equity funds while incurring liabilities directly associated with the assets, together a disposal group, with the intention to sell the disposal group to sponsored investment funds upon their launch. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (ASC 360-10, Property, Plant and Equipment) the Company treats these assets and liabilities as a “disposal group”, measured at the lower of the carrying amount or fair value. Losses are recognized for any initial or subsequent write-down to fair value and gains are recognized for any subsequent increase in fair value, but not in excess of the cumulative loss previously recognized.

At June 30, 2009, the Company held disposal group assets of $50 and related liabilities of $49 in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $47 of borrowings directly associated with the disposal group assets. During the three and six months ended June 30, 2009, the Company recorded a net loss of $0 and $1, respectively within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2009

Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted SFAS No. 160 on January 1, 2009. SFAS No. 160 required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 are applied prospectively. The adoption of SFAS No. 160 did not impact BlackRock’s stockholders’ equity on the condensed consolidated statements of financial condition.

Convertible Debt Instruments

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. At December 31, 2008, the Company had $249 principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted FSP APB 14-1 on January 1, 2009 resulting in a total cumulative impact of a $9 reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% convertible debentures was estimated to be 4.3%, which resulted in $18 of the $250 aggregate principal amount of the debentures issued, or $12 after tax, being attributable to equity. At December 31, 2008 and June 30, 2009, $4 and $2, respectively, of the initial $18 debt discount remained unamortized, and is expected to be amortized to the first put date of the convertible debentures in February 2010. The Company recognized approximately $1 of additional interest expense in each of the three months ended June 30, 2009 and 2008 and $2 of additional interest expense in each of the six months ended June 30, 2009 and 2008.

See below for retrospective EPS impact of adopting FSP APB 14-1 for the three and six months ended June 30, 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2009 (continued)

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1 which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method as defined in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented must be adjusted retrospectively. Prior to 2009, the Company awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights. Restricted stock and restricted stock units awarded in 2009 are not considered participating securities as dividend equivalents are subject to forfeiture prior to vesting of the award. The Company adopted FSP EITF 03-6-1 on January 1, 2009. See below for the retrospective EPS impact of adopting FSP EITF 03-6-1 for the three and six months ended June 30, 2008.

EPS Impact of Adoption of FSP APB 14-1, FSP EITF 03-6-1 and SFAS No. 160

The following table illustrates the effect on net income attributable to BlackRock, Inc. and earnings per share upon retrospective application of FSP APB 14-1, FSP EITF 03-6-1 and SFAS No. 160 during the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net income, as previously reported	$274	$516
Impact of FSP APB 14-1	—	(1)

Net income attributable to BlackRock, Inc., as currently reported	$274	$515

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic earnings per common share, as previously reported	$2.12	$3.99
Basic earnings per common share, as currently reported	$2.04	$3.85

Diluted earnings per common share, as previously reported	$2.05	$3.87
Diluted earnings per common share, as currently reported	$2.00	$3.78

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2009 (continued)

Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) (ASC 820-10, Fair Value Measurements and Disclosures). FSP FAS 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived and finite-lived intangible assets and long-lived assets each measured at fair value for purposes of impairment testing, asset retirement and guarantee obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The adoption of the provisions of FSP FAS 157-2 on January 1, 2009 for non-recurring non-financial assets and liabilities did not have a material impact on Company’s condensed consolidated financial statements.

Fair Value Measurements Disclosures and Impairments of Securities:

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) (ASC 320-10, Investments – Debt and Equity Securities) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder is recorded in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) (ASC 820-10, Fair Value Measurements and Disclosures), provides additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2009 (continued)

Fair Value Measurements Disclosures and Impairments of Securities (continued):

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) (ASC 825-10, Financial Instruments), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to expand the required qualitative and quantitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting (ASC 270-10, Interim Reporting), to require those disclosures in summarized financial information at interim reporting periods.

The adoption of all three FSPs as of April 1, 2009, did not materially impact the Company’s condensed consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (ASC 805, Business Combinations), and in April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, together (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), while retaining the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) further defines the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as business combinations.

Additionally, SFAS No. 141(R) changes the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer generally be expensed as incurred. Liabilities for unrecognized tax benefits related to tax positions assumed in business combinations that settled prior to the adoption of SFAS No. 141(R) affected goodwill. If such liabilities reverse subsequent to the adoption of SFAS No. 141(R), such reversals will affect the income tax provision in the period of reversal. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) impacted the Company’s condensed consolidated financial statements in the six months ended June 30, 2009 as certain acquisition related costs in connection with the Barclays Global Investors Transaction have been expensed as incurred. See Note 16, Pending Transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2009 (continued)

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) (ASC 350-30, Intangibles – Goodwill and Other). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) (ASC 350-30, Intangibles – Goodwill and Other). FSP FAS 142-3 requires that an entity shall consider its own experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption on January 1, 2009 of FSP FAS 142-3 did not materially impact the Company’s condensed consolidated financial statements.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS No. 161”) (ASC 815-10, Derivatives and Hedging). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption on January 1, 2009 of the additional disclosure requirements of SFAS No. 161 did not materially impact the Company’s condensed consolidated financial statements.

Meaning of Indexed to a Company’s Own Stock

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) (ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Entity). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. To meet the definition of “indexed to its own stock,” an instrument's contingent exercise provisions must not be based on an observable market other than the market for the issuer’s stock, and its settlement amount must be based only on those variables that are inputs to the fair value of a “fixed-for-fixed” forward or option on an entity’s equity shares. EITF 07-5 was adopted on January 1, 2009 and did not change the classification or measurement of the Company’s financial instruments.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2009 (continued)

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (ASC 855-10, Subsequent Events), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009. The adoption of SFAS No. 165 did not materially impact the Company’s condensed consolidated financial statements. See Note 17, Subsequent Events, for further discussion.

Recent Accounting Developments

New Consolidation Guidance for Variable Interest Entities:

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance for variable interest entities under FIN 46(R). The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

The Company does not expect the adoption of SFAS No. 167 to impact net income attributable to BlackRock, Inc. or its stockholders’ equity, however, it is currently evaluating the impact to its condensed consolidated financial statements, as a result of consolidating the assets and liabilities and net income (loss) of certain VIEs in addition to a corresponding non-controlling interest liability and allocation of net income (loss) to non-controlling interests.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments

A summary of the carrying value of total investments is as follows:

	June 30, 2009	December 31, 2008

Available-for-sale investments	$70	$101
Trading investments	134	122
Other investments:
Consolidated sponsored investment funds (non cash management funds)	342	349
Consolidated sponsored cash management funds	—	326
Equity method investments	387	501
Deferred compensation plan hedge fund equity method investments	24	30

Total other investments	753	1,206

Total investments	$957	$1,429

At June 30, 2009, the Company had $418 of total investments held by consolidated sponsored investment funds of which $76 and $342 were classified as trading investments and other investments, respectively.

At December 31, 2008, the Company had $728 of total investments held by consolidated sponsored investment funds of which $53 and $675 were classified as trading investments and other investments, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Available-for-sale investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

June 30, 2009	Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Available-for-sale investments:
Equity securities:
Sponsored investment funds	$8	$—	$(2)	$6
Collateralized debt obligations (“CDOs”)	3	—	—	3
Debt securities:
Mortgage debt	40	—	—	40
Asset-backed debt	14	1	—	15
Corporate debt	3	—	—	3
Foreign government debt	2	1	—	3

Total available-for-sale investments	$70	$2	$(2)	$70

December 31, 2008	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Available-for-sale investments:
Sponsored investment funds	$109	$—	$(16)	$93
Collateralized debt obligations	6	—	(2)	4
Other debt securities	4	—	—	4

Total available-for-sale investments	$119	$—	$(18)	$101

Available-for-sale investments includes debt securities received upon closure of an enhanced cash fund, in lieu of the Company’s remaining investment in the fund and securities purchased from another enhanced cash fund.

During the six months ended June 30, 2009 and 2008, the Company recorded other-than-temporary impairments of $4, including $2 related to credit loss impairments on debt securities, and $5, respectively which was recorded in non-operating income (expense) on the condensed consolidated statements of income. The $2 credit loss impairment was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security.

The Company has reviewed the gross unrealized losses of $2 as of June 30, 2009 related to available-for-sale equity securities, of which $1 had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record additional impairments on such equity securities.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Available-for-sale investments (continued)

The Company has reviewed the gross unrealized losses of less than $1 as of June 30, 2009 related to available-for-sale debt securities, of which less than $1 has been in a loss position of greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company did not have the intent to sell the securities and it was not more likely than not that the Company would be required to sell the security prior to recovery of its amortized costs basis. As a result, the Company did not record additional impairments on such debt securities.

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	June 30, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$39	$37	$32	$29
Equity securities	108	76	109	75
Debt securities:
Municipal debt	11	10	9	7
Foreign government debt	9	9	8	7
Corporate debt	1	1	1	1
U.S. government debt	1	1	3	3

Total trading investments	$169	$134	$162	$122

Other investments:
Consolidated sponsored investment funds (non cash management)	$383	$342	$376	$349
Consolidated sponsored cash management funds	—	—	333	326
Equity method	705	387	752	501
Deferred compensation plan hedge fund equity method investments	40	24	39	30

Total other investments	$1,128	$753	$1,500	$1,206

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

Maturity Dates

The carrying value of debt securities, classified as available-for-sale, trading or other investments, by maturity at June 30, 2009 and December 31, 2008 is as follows:

Maturity date	June 30, 2009	December 31, 2008
<1 year	$39	$329
>1-5 years	7	2
>5-10 years	7	3
> 10 years	29	14

Total	$82	$348

At June 30, 2009, the debt securities in the table above primarily consisted of mortgage, asset-backed, municipal, corporate, U.S. and foreign government debt securities a portion of which are held by consolidated sponsored investment funds which are consolidated in the Company’s condensed consolidated statements of financial condition. In addition, at December 31, 2008, the debt securities in the table above included floating rate notes and asset backed securities held by consolidated sponsored cash management funds.

Impact of Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At June 30, 2009 and December 31, 2008, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$49	$61
Investments	418	728
Other net assets (liabilities)	(7)	12
Non-controlling interests	(226)	(491)

Total net interests in consolidated investment funds	$234	$310

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2.	Investments (continued)

Impact of Consolidated Sponsored Investment Funds (continued)

BlackRock’s total exposure to consolidated sponsored investment funds of $234 and $310 at June 30, 2009 and December 31, 2008, respectively, represents the fair value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and net income (loss) attributable to non-controlling interests. During the three months ended June 30, 2009, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in one consolidated sponsored investment fund, which resulted in deconsolidation of this fund and the elimination of $85, $76, and $9 of investments, borrowings, and nonredeemable non-controlling interests, respectively. Approximately $0 and $6 of borrowings by consolidated sponsored investment funds at June 30, 2009 and December 31, 2008, respectively, were included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures

Assets measured at fair value on a recurring basis at June 30, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	June 30, 2009

Assets:

Investments:

Available-for-sale	$8	$59	$3	$—	$70

Trading	124	10	—	—	134

Other investments:

Consolidated sponsored investment funds (non cash management funds)	10	1	331	—	342

Equity method	10	—	348	29	387

Deferred compensation plan hedge fund equity method investments	—	10	14	—	24

Total investments	152	80	696	29	957

Separate account assets	3,020	88	3	20	3,131

Other assets(2)	—	11	50	—	61

Total assets measured at fair value	$3,172	$179	$749	$49	$4,149

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

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures (continued)

Assets measured at fair value on a recurring basis at December 31, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2008

Assets:

Investments:

Available-for-sale	$63	$34	$4	$—	$101

Trading	113	9	—	—	122

Other investments:

Consolidated sponsored investment funds (non cash management funds)	—	21	328	—	349

Consolidated sponsored cash management funds	—	326	—	—	326

Equity method	—	—	461	40	501

Deferred compensation plan hedge fund investments	—	10	20	—	30

Total investments	176	400	813	40	1,429

Separate account assets	2,461	85	4	73	2,623

Other assets(2)	—	9	64	—	73

Total assets measured at fair value	$2,637	$494	$881	$113	$4,125

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

Fair Value Measurements (continued)

BlackRock Pensions Limited, a wholly-owned subsidiary of the Company is a registered life insurance company that maintains separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities. At June 30, 2009 and December 31, 2008, the Level 3 separate account assets were approximately $3 and $4, respectively. The changes in Level 3 assets primarily relate to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the condensed consolidated statements of income.

Level 3 assets, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations received from internal as well as third party fund managers. Fair valuations at the underlying funds are based on a combination of methods, which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009

	Investments	Other Assets	Other Liabilities
March 31, 2009	$666	$51	$76
Realized and unrealized gains / (losses), net	78	(1)	—
Purchases, sales, other settlements and issuances, net	(48)	—	(76)
Net transfers in and/or out of Level 3	—	—	—

June 30, 2009	$696	$50	$—

Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$76	$(1)	$—

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3.	Fair Value Disclosures (continued)

Fair Value Measurements (continued)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2009

	Investments	Other Assets
December 31, 2008	$813	$64
Realized and unrealized gains / (losses), net	(40)	(15)
Purchases, sales, other settlements and issuances, net	(58)	1
Net transfers in and/or out of Level 3	(19)	—

June 30, 2009	$696	$50

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(40)	$(15)

Changes in Level 3 Investments Measured at Fair Value on a Recurring Basis for the Three and Six Months Ended June 30, 2008

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning of period	$1,289	$1,240
Realized and unrealized gains / (losses), net	(8)	(1)
Purchases, sales, other settlements and issuances, net	137	179
Net transfers in and/or out of Level 3	(32)	(32)

June 30, 2008	$1,386	$1,386

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(13)	$(19)

Realized and unrealized gains and losses recorded for Level 3 investments are reported in non-operating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated investments is allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

The Company transfers assets in and/or out of Level 3 as of the beginning of the period when significant inputs, including performance attributes, used for the fair value measurement become observable or when the book value of certain equity method investments no longer represent fair value as determined under fair value methodologies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Variable Interest Entities (“VIEs”)

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations and sponsored investment funds, which may be considered VIEs. The Company receives management fees or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests, unfunded capital commitments for certain sponsored investment funds and two capital support agreements for two enhanced cash funds at December 31, 2008 both of which have been terminated in 2009, due to closure of the funds.

The primary beneficiary of a VIE is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

VIEs in which BlackRock is the Primary Beneficiary

As a result of consolidating one VIE, a private sponsored investment fund, at June 30, 2009, the Company recorded $52 of net assets, primarily investments and cash and cash equivalents. These net assets were offset by $52 of nonredeemable non-controlling interests which reflect the equity ownership of third parties, on the Company’s condensed consolidated statements of financial condition. For the period ended June 30, 2009, the Company recorded a non-operating expense of $6 offset by a $6 net loss attributable to nonredeemable non-controlling interests on its condensed consolidated statements of income. The Company has no risk of loss with its involvement with this VIE.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Variable Interest Entities (continued)

As of December 31, 2008

		Maximum Risk of Loss
	VIE Net Assets That the Company Consolidates	Equity Interests	Capital Support Agreements	Total
Sponsored enhanced cash management funds	$328	$88	$45	$133
Other sponsored investment funds	55	—	—	—

Total	$383	$88	$45	$133

As a result of consolidating three private investment funds at December 31, 2008, the Company recorded $383 of net assets, primarily investments and cash and cash equivalents. These net assets were offset by $319 of non-controlling interests which reflect the equity ownership of third parties, on its condensed consolidated statements of financial condition.

The maximum risk of loss related to the capital support agreements in the table above reflect the Company’s total obligation under the capital support agreements with the two enhanced cash funds. The fair value of the Company’s obligation related to the two capital support agreements recorded at December 31, 2008 was $18.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At June 30, 2009 and December 31, 2008, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, was as follows:

As of June 30, 2009

			Variable Interests on the Condensed Statement of Financial Condition
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss

CDOs	$6,348	$14,276	$3	$3	$(1)	$22
Sponsored cash management fund	1,333	—	—	—	—	—
Other sponsored investment funds	10,163	2,010	11	11	7	22

Total	$17,844	$16,286	$14	$14	$6	$44

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals.

At June 30, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4.	Variable Interest Entities (continued)

As of December 31, 2008

			Variable Interests on the Condensed Statement of Financial Condition
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss

CDOs	$6,660	$14,487	$4	$5	$(1)	$25
Sponsored cash management fund	733	—	—	—	—	—
Other sponsored investment funds	5,813	440	9	9	(6)	18

Total	$13,206	$14,927	$13	$14	$(7)	$43

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals.

At December 31, 2008, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

5.	Derivatives and Hedging

For the six months ended June 30, 2009 and 2008, the Company did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (ASC 815, Derivatives and Hedging), as amended.

During the six months ended June 30, 2009 and 2008, the Company was a counterparty to a series of total return swaps to economically hedge against changes in fair value of certain investments in sponsored investment products. At June 30, 2009, the outstanding total return swaps had an aggregate notional value of approximately $36 and net realized and change in unrealized gains/losses of approximately ($2) and $12 for the six months ended June 30, 2009 and 2008, respectively, which were included in non-operating income (expense) in the Company’s condensed consolidated statements of income. At June 30, 2009, an unrealized gain of less than $1 was included in other assets on the condensed consolidated statement of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5.	Derivatives and Hedging (continued)

In December 2007, BlackRock entered into capital support agreements, up to $100, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 and were no longer backed by the letters of credit. In January and May 2009, the capital support agreements were terminated, due to the closure of the related funds. During the six months ended June 30, 2009, the Company provided approximately $4 of capital contributions to the funds under the capital support agreements. At December 31, 2008, the derivative liability for the fair value of the capital support agreements for two funds totaled approximately $18. The fair value of these liabilities increased and decreased as BlackRock’s obligation under the guarantee fluctuated based on the fair value of the derivative. Upon closure of the funds, the liability decreased $11, while the change in the liability was included in general and administration expenses.

6.	Goodwill

Goodwill at June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

December 31, 2008	$5,533
Net additions related to:
Quellos	189
Other	1

June 30, 2009	$5,723

During the six months ended June 30, 2009, the Company increased goodwill by $190. The increase relates primarily to a $156 cash payment and a common stock issuance of $43 related to the first contingent payment in connection with the Quellos Transaction, offset by a $10 decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At June 30, 2009, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $391. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7.	Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2008	$5,378	$1,063	$6,441
Addition	—	2	2
Amortization expense	—	(72)	(72)

June 30, 2009	$5,378	$993	$6,371

In April 2009, the Company acquired $2 of finite-life management contracts with a five-year estimated useful life associated with the acquisition of the R3 Capital Partners funds.

8.	Borrowings

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2,500 unsecured revolving credit facility (“the 2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at June 30, 2009.

At June 30, 2009, the Company had $200 outstanding under the 2007 facility with an interest rate of 0.49% and a maturity date during July 2009. During July 2009, the Company rolled over the $200 in borrowings with an interest rate of 0.47% and a maturity date in August 2009.

Lehman Commercial Paper, Inc. has a $140 participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts.

Bank of America, a related party, has a $140 participation under the 2007 facility.

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At June 30, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8.	Borrowings (continued)

Convertible Debentures

The carrying value of the convertible debentures included the following:

	June 30, 2009	December 31, 2008
2.625% Convertible debentures due in 2035
Maturity amount	$249	$249
Unamortized discount	(2)	(4)

Total	$247	$245

The Company recognized $6 in each of the six months ended June 30, 2009 and 2008 of interest expense, comprised in both periods of $4 related to the coupon and $2 related to amortization of the discount. At June 30, 2009, the estimated fair value of the convertible debentures was $442, which was estimated using a market price at June 30, 2009.

Long-Term Borrowings

The carrying value of long-term borrowings included the following:

	June 30, 2009	December 31, 2008
6.25% Senior notes due in 2017
Maturity amount	$700	$700
Unamortized discount	(5)	(5)

Total long-term senior notes	695	695
Other long-term borrowings	—	2

Total long-term borrowings	$695	$697

At June 30, 2009, the estimated fair value of the senior notes was $699, which was estimated using an applicable bond index at June 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

9.	Related Party Transactions

At June 30, 2009, the Company was committed to provide financing of up to $60, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At June 30, 2009, $33.5 of financing was outstanding which matured in July 2009. Upon maturity Anthracite rolled over the borrowings with a new maturity date of October 2009. As of June 2009, the value of the collateral was estimated to be $28.5, which resulted in the Company reducing the outstanding balance included in due from related parties on the Company’s condensed consolidated statement of financial condition by $5 and recorded a charge to general and administration expense. Based on the value of the collateral and the borrowings outstanding of such date, the Company has no obligation to loan new amounts to Anthracite under this facility. The Company has granted waivers for certain breaches of financial covenants of Anthracite’s credit facility.

In July 2008, the Company entered into an amended and restated stockholder agreement and an amended and restated global distribution agreement with Merrill Lynch.

These changes to the stockholder agreement with Merrill Lynch, among other items, (i) provide Merrill Lynch with additional flexibility to form or acquire asset managers substantially all of the business of which is devoted to non-traditional investment management strategies such as short selling, leverage, arbitrage, specialty finance and quantitatively-driven structured trades; (ii) expand the definition of change in control of Merrill Lynch to include the disposition of two-thirds or more of its Global Private Client business; (iii) extend the general termination date to the later of July 16, 2013 or the date Merrill Lynch's beneficial ownership of BlackRock voting securities falls below 20%; and (iv) clarify certain other provisions in the agreement.

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

In connection with the closings under the exchange agreements, (see Note 11, Capital Stock), on February 27, 2009 BlackRock entered into a second amended and restated stockholder agreement with Merrill Lynch and an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

9.	Related Party Transactions (continued)

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

The amendment to the share surrender agreement provided for the substitution of series C preferred stock for the shares of common stock subject to the share surrender agreement.

10.	Restructuring Charges

During the three months ended March 31, 2009, the Company continued to reduce its workforce globally. This action was the result of business reengineering efforts designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of $22 ($14 after-tax) for the three months ended March 31, 2009. This charge was comprised of $15 of severance and associated outplacement costs, $4 of property costs associated with the lease payments for the remaining term in excess of the estimated sublease proceeds and $3 of expenses related to the accelerated amortization of previously granted stock-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition.

Liability as of December 31, 2008	$21
Additions	22
Cash payments	(30)
Non-cash charges	(3)

Liability as of June 30, 2009	$10

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Capital Stock

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock common stock it held for an equal number of shares of non-voting participating preferred stock. On February 27, 2009, Merrill Lynch exchanged (i) 49,865,000 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series B non-voting participating preferred stock, and (ii) 12,604,918 shares of BlackRock’s series A preferred stock for a like number of shares of series B preferred stock, and PNC exchanged (i) 17,872,000 shares of BlackRock’s common stock for a like number of shares of series B preferred stock and (ii) 2,889,467 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series C non-voting participating preferred stock. On June 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.3% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.9% of BlackRock’s voting common stock and 30.8% of BlackRock’s capital stock on a fully diluted basis.

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

In June 2009, the Company issued 2,133,713 shares of BlackRock's common stock at $140.60 per share. The proceeds of the issuance will be used to fund the purchase of Barclays Global Investors (see Note 16, Pending Transaction).

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11.	Capital Stock (continued)

At June 30, 2009 and December 31, 2008, BlackRock had 20,000,000 series A non-voting participating preferred shares, $0.01 par value, authorized. At June 30, 2009, BlackRock had 150,000,000 and 6,000,000 series B and series C, respectively non-voting participating preferred shares, $0.01 par value, authorized.

The Company’s common and preferred shares issued and outstanding and activity for the six months ended June 30, 2009 was as follows:

	Shares Issued						Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C
December 31, 2008	118,573,367	(911,266)	(370,991)	12,604,918	—	—	117,291,110	12,604,918	—	—
Issuance of common shares to institutional investor	2,133,713	—	—	—	—	—	2,133,713	—	—	—
Issuance of common shares for contingent consideration	330,341	—	—	—	—	—	330,341	—	—	—
Net issuance of common shares related to employee stock transactions	415,503	—	422,390	—	—	—	837,893	—	—	—
Exchange of preferred shares series A for preferred shares series B	—	—	—	(12,604,918)	12,604,918	—	—	(12,604,918)	12,604,918	—
Exchange of common shares for preferred shares series B	(67,737,000)	—	—	—	67,737,000	—	(67,737,000)	—	67,737,000	—
Exchange of common shares for preferred shares series C	(2,889,467)	—	—	—	—	2,889,467	(2,889,467)	—	—	2,889,467
PNC capital contribution	—	—	(51,399)	—	—	—	(51,399)	—	—	—

June 30, 2009	50,826,457	(911,266)	—	—	80,341,918	2,889,467	49,915,191	—	80,341,918	2,889,467

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Commitments and Contingencies

Commitments

Investment / Loan Commitments

At June 30, 2009, the Company had approximately $277 of investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Amounts to be funded generally are callable at any point prior to the expiration of the commitment.

Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which potentially could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12.	Commitments and Contingencies (continued)

Contingent Payments Related to Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. As part of this transaction Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 in a combination of cash and stock. The first contingent payment, of up to $374, was payable in second quarter 2009 and the second contingent payment, of up to $595 is payable in cash in 2011.

During second quarter 2009, the Company determined the first contingent payment to be $219, of which $11 was previously paid in cash during 2008. Of the remaining $208, $156 was paid in cash and $52 was paid in common stock, or approximately 330,000 shares converted at a price of $157.33. Quellos may also be entitled to a “catch-up” payment if certain performance measures are met in 2011 as the value of the first contingent payment was less than $374.

13.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$59	$48	$123	$99
Stock options	3	—	6	4
Long-term incentive plans funded by PNC	15	15	30	30

Total stock-based compensation	$77	$63	$159	$133

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13.	Stock-Based Compensation (continued)

Stock Options

Options outstanding at June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price

December 31, 2008	3,140,517	$88.82
Exercised	(310,846)	$36.64

June 30, 2009	2,829,671	$94.55

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 was $33.

At June 30, 2009, the Company had $27 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.3 years.

Restricted Stock and RSUs

Restricted stock and RSU activity at June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value

December 31, 2008	4,603,953	$174.24
Granted	1,855,077	$117.73
Converted	(818,013)	$179.46
Forfeited	(192,807)	$156.37

June 30, 2009	5,448,210	$154.85

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13.	Stock-Based Compensation (continued)

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

At June 30, 2009, there was $442 in total unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.1 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”).

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan of approximately 1,600,000 RSUs that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met is approximately $271, all of which has been granted as of June 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income attributable to BlackRock, Inc. allocated to:
Common shares	$212	$212	$264	$264
Participating RSUs	6	6	10	10

Total net income attributable to BlackRock, Inc.	$218	$218	$274	$274

Weighted-average common shares outstanding	130,928,916	130,928,916	129,569,325	129,569,325

Dilutive effect of stock options and non-participating restricted stock units		1,392,767		1,231,272
Dilutive effect of convertible debt		1,042,928		655,806
Dilutive effect of acquisition-related contingent stock payments		—		576,135

Total weighted-average shares outstanding		133,364,611		132,032,538

Earnings per share attributable to BlackRock, Inc., common stockholders:	$1.62	$1.59	$2.04	$2.00

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc. allocated to:
Common shares	$294	$294	$498	$498
Participating RSUs	8	8	17	17

Total net income attributable to BlackRock, Inc.	$302	$302	$515	$515

Weighted-average common shares outstanding	130,574,535	130,574,535	129,242,591	129,242,591

Dilutive potential shares from stock options and non-participating restricted stock units		1,154,851		1,325,001
Dilutive potential shares from convertible debt		939,309		668,773
Dilutive potential shares from acquisition-related contingent stock payments		—		576,135

Total weighted-average shares outstanding		132,668,695		131,812,500

Earnings per share attributable to BlackRock, Inc., common stockholders:	$2.25	$2.22	$3.85	$3.78

Due to the similarities in terms between BlackRock series A, B and C non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B and C non-voting participating preferred stock to be common stock equivalents for purposes of earnings per share calculations. As such, the Company has included the outstanding series A, B and C non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three and six months ended June 30, 2009 and 2008.

For the three and six months ended June 30, 2009, 1,244,100 stock options and 1,249,792 RSUs and stock options, respectively, were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

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

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (ASC 280-10, Segment Reporting).

The following table illustrates investment advisory and administration base and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the three and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fixed income	$212	$234	$414	$457
Cash management	166	184	341	359
Equity and balanced	384	631	727	1,271
Alternative investment products	105	169	195	305

Total investment advisory and administration base and performance fees	867	1,218	1,677	2,392
BlackRock Solutions and advisory	116	100	256	160
Distribution fees	23	34	48	69
Other revenue	23	35	35	66

Total revenue	$1,029	$1,387	$2,016	$2,687

The following tables illustrate the Company’s total revenue for the three and six months ended June 30, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced.

	Three Months Ended June 30,
Revenues	2009	% of total	2008	% of total
North America	$764	74%	$915	66%
Europe	223	22%	389	28%
Asia-Pacific	42	4%	83	6%

Total revenues	$1,029	100%	$1,387	100%

	Six Months Ended June 30,
Revenues	2009	% of total	2008	% of total
North America	$1,531	75%	$1,744	65%
Europe	414	21%	806	30%
Asia-Pacific	71	4%	137	5%

Total revenues	$2,016	100%	$2,687	100%

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15.	Segment Information (continued)

The following table shows the Company’s long-lived assets, including goodwill and property and equipment at June 30, 2009 and December 31, 2008 and does not necessarily reflect where the asset is physically located.

Long-Lived Assets	June 30, 2009		December 31, 2008
North America	$5,899	99%	$5,714	99%
Europe	28	0%	27	0%
Asia-Pacific	48	1%	52	1%

Total long-lived assets	$5,975	100%	$5,793	100%

North America primarily is comprised of the United States, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

16.	Pending Transaction

BlackRock will acquire from Barclays all of the outstanding equity interests of subsidiaries of Barclays conducting the business of BGI in exchange for an aggregate of approximately 37.8 million shares of BlackRock common stock and participating preferred stock, subject to certain adjustments, and $6,600 in cash, subject to certain adjustments (the “BGI Transaction”). The value of the 37.8 million shares will be determined at the time of closing, which is expected in December 2009, or early 2010, pending regulatory approvals and satisfaction of other customary closing conditions.

The shares of common stock issued to Barclays pursuant to the BGI Transaction will represent approximately 4.9% of the outstanding shares of common stock of BlackRock immediately following the closing of the transaction, and the total equity consideration will represent approximately an aggregate 19.9% economic interest in BlackRock immediately following the closing of the transaction.

The cash portion of the purchase price will be funded through a combination of existing cash, committed debt facilities and proceeds from the issuance of 19.9 million capital shares to a group of institutional investors, including PNC. Both the debt facilities and the issuance of capital shares are 100% committed subject to the closing of the BGI Transaction.

17.	Subsequent Events

The Company has reviewed subsequent events occurring through August 7, 2009, the date that these financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) fluctuations in foreign currency exchange rates, which may adversely affect the value of investment advisory and administration fees earned by BlackRock or the carrying value of certain assets and liabilities denominated in foreign currencies; (15) the impact of changes to tax legislation and, generally, the tax position of the Company; (16) BlackRock’s success in maintaining the distribution of its products; (17) the impact of BlackRock electing to provide support to its products from time to time; (18) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (19) the ability of BlackRock to complete the transaction with Barclays Bank PLC and integrate the operations of Barclays Global Investors.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the world with $1.373 trillion of assets under management (“AUM”) at June 30, 2009. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch & Co., Inc. (“Merrill Lynch”). In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On June 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.3% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.9% of BlackRock’s voting common stock and 30.8% of BlackRock’s capital stock on a fully diluted basis.

On June 16, 2009, BlackRock announced that Barclays Bank PLC (“Barclays”) accepted its offer to acquire all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) and entered into a definitive purchase agreement to acquire BGI from Barclays (the “BGI Transaction”). The price consideration consists of $6.6 billion in cash, subject to certain adjustments, and approximately 37.8 million shares of common and participating preferred stock, subject to certain adjustments. The cash portion of the transaction will be financed by $800 million from BlackRock’s cash position, a new $2 billion credit facility, which is expected to eventually be replaced with term debt, $1 billion of additional short-term debt, and $2.8 billion of capital from a group of institutional investors. The shares of common stock issued to Barclays pursuant to the BGI Transaction will represent approximately 4.9% of the outstanding shares of common stock of BlackRock immediately following the closing of the BGI Transaction, and the total equity consideration will represent approximately an aggregate 19.9% economic interest in BlackRock immediately following the closing of the transaction.

In connection with the execution by BlackRock of the Barclays Purchase Agreement, on June 11, 2009, BlackRock entered into Amendment No. 1 (the “Merrill Lynch Amendment”) to the Second Amended and Restated Stockholder Agreement, by and among Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc. and BlackRock (the “Merrill Lynch Stockholder Agreement”) and Amendment No. 1 (the “PNC Amendment”) to the Amended and Restated Implementation and Stockholder Agreement between PNC and BlackRock (the “PNC Stockholder Agreement”). The Merrill Lynch Amendment and the PNC Amendment will become effective only upon the closing of the BGI Transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following table summarizes BlackRock’s operating performance for each of the three months ended June 30, 2009, March 31, 2009 and June 30, 2008 and the six months ended June 30, 2009 and 2008. Certain prior year amounts have been revised or reclassified to conform to 2009 presentation including those required by the retrospective adoption of FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options), FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (ASC 260-10, Earnings per Share) and Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (ASC 810-10, Consolidation). For more information please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 2, 2009.

	Three Months Ended			Variance vs. Three Months Ended
	June 30,		March 31, 2009	June 30, 2008		March 31, 2009
	2009	2008		Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$1,029	$1,387	$987	$(358)	(26)%	$42	4%
Total expenses	$768	$982	$716	$(214)	(22)%	$52	7%
Operating income	$261	$405	$271	$(144)	(36)%	$(10)	(4)%
Operating margin	25.4%	29.2%	27.5%	(4)%	(13)%	(2)%	(8)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$51	$16	$(157)	$35	219%	$208	132%
Net income attributable to BlackRock, Inc.	$218	$274	$84	$(56)	(20)%	$134	160%
Diluted earnings per common share(e)	$1.59	$2.00	$0.62	$(0.41)	(21)%	$0.97	156%

As adjusted:
Operating income(a)	$302	$447	$307	$(145)	(32)%	$(5)	(2)%
Operating margin(a)	34.4%	37.8%	37.2%	(3)%	(9)%	(3)%	(8)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$42	$(9)	$(153)	$51	NM	$195	127%
Net income attributable to BlackRock, Inc.(c),(d)	$239	$285	$110	$(46)	(16)%	$129	117%
Diluted earnings per common share(c),d),(e)	$1.75	$2.08	$0.81	$(0.33)	(16)%	$0.94	116%

Other:
Diluted weighted-average common shares outstanding(e)	133,364,611	132,032,538	131,797,189	1,332,073	1%	1,567,422	1%
Assets under management	$1,373,160	$1,427,543	$1,283,355	$(54,383)	(4)%	$89,805	7%

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	Six Months Ended June 30,		Variance vs. Six Months Ended June 30, 2008
	2009	2008	Amount	% Change
GAAP basis:
Total revenue	$2,016	$2,687	$(671)	(25)%
Total expenses	$1,484	$1,886	$(402)	(21)%
Operating income	$532	$801	$(269)	(34)%
Operating margin	26.4%	29.8%	(3)%	(11)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$(106)	$(9)	$(97)	NM
Net income attributable to BlackRock, Inc.	$302	$515	$(213)	(41)%
Diluted earnings per common share(e)	$2.22	$3.78	$(1.56)	(41)%

As adjusted:
Operating income(a)	$609	$860	$(251)	(29)%
Operating margin(a)	35.8%	37.7%	(2)%	(5)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$(111)	$(33)	$(78)	(236)%
Net income attributable to BlackRock, Inc.(c),(d)	$349	$537	$(188)	(35)%
Diluted earnings per common share(c),d),(e)	$2.56	$3.94	$(1.38)	(35)%

Other:
Diluted weighted-average common shares outstanding(e)	132,668,695	131,812,500	856,195	1%
Assets under management	$1,373,160	$1,427,543	$(54,383)	(4)%

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
	2009	2008	2009	2009	2008

Operating income, GAAP basis	$261	$405	$271	$532	$801
Non-GAAP adjustments:
Restructuring charges	—	—	22	22	—
PNC LTIP funding obligation	15	15	15	30	30
Merrill Lynch compensation contribution	2	2	3	5	5
Barclays Global Investors (“BGI”) transaction/integration costs	15	—	—	15	—
Compensation expense related to (depreciation) appreciation on deferred compensation plans	9	25	(4)	5	24

Operating income, as adjusted	302	447	307	609	860
Closed-end fund launch costs	—	5	2	2	9
Closed-end fund launch commissions	—	—	1	1	—

Operating income used for operating margin measurement	$302	$452	$310	$612	$869

Revenue, GAAP basis	$1,029	$1,387	$987	$2,016	$2,687
Non-GAAP adjustments:
Portfolio administration and servicing costs	(125)	(152)	(127)	(252)	(306)
Amortization of deferred mutual fund sales commissions	(26)	(33)	(27)	(53)	(63)
Reimbursable property management compensation	—	(6)	—	—	(12)

Revenue used for operating margin measurement	$878	$1,196	$833	$1,711	$2,306

Operating margin, GAAP basis	25.4%	29.2%	27.5%	26.4%	29.8%

Operating margin, as adjusted	34.4%	37.8%	37.2%	35.8%	37.7%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Restructuring charges recorded in 2009 consist of compensation costs, occupancy costs and professional fees and have been deemed non-recurring by management and thus have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. BGI transaction/integration costs recorded in 2009 consist principally of certain advisory and legal fees incurred in conjunction with the announced transaction. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

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

Operating margin, as adjusted, allows the Company to compare performance from year-to-year by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movement, such as restructuring charges, transaction/integration costs, closed-end fund launch costs and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes portfolio administration and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful because the Company receives offsetting revenue for these services. Amortization of deferred mutual fund sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). These employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they bear no economic cost to BlackRock. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such revenues.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(b) Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

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

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
	2009	2008	2009	2009	2008

Non-operating income (expense), GAAP basis	$77	$(4)	$(179)	$(102)	$(24)
Net income (loss) attributable to non-controlling interests, GAAP basis	26	(20)	(22)	4	(15)

Non-operating income (expense), less net income (loss) attributable to non-controlling interests	51	16	(157)	(106)	(9)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(9)	(25)	4	(5)	(24)

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted	$42	$(9)	$(153)	$(111)	$(33)

Management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense on the deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides useful measures to investors of BlackRock’s non-operating results.

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

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
	2009	2008	2009	2009	2008
Net income attributable to BlackRock, Inc., GAAP basis	$218	$274	$84	$302	$515
Non-GAAP adjustments, net of tax:(d)
Restructuring charges	—	—	14	14	—
PNC LTIP funding obligation	10	10	10	20	19
Merrill Lynch compensation contribution	1	1	2	3	3
BGI transaction/integration costs	10	—	—	10	—

Net income attributable to BlackRock, Inc., as adjusted	$239	$285	$110	$349	$537

Allocation of net income attributable to BlackRock, Inc., as adjusted:(f)
Common shares(e)	$233	$275	$107	$339	$520
Participating RSUs	6	10	3	10	17

Net income attributable to BlackRock, Inc., as adjusted	$239	$285	$110	$349	$537

Diluted weighted average common shares outstanding(e)	133,364,611	132,032,538	131,797,189	132,668,695	131,812,500

Diluted earnings per common share, GAAP basis(e)	$1.59	$2.00	$0.62	$2.22	$3.78

Diluted earnings per common share, as adjusted(e)	$1.75	$2.08	$0.81	$2.56	$3.94

The restructuring charges and BGI transaction/integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help ensure the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the anticipated Merrill Lynch compensation contribution have been excluded from net income, as adjusted, because these charges ultimately do not impact BlackRock’s book value.

(d) The tax rates used represent BlackRock’s corporate effective tax rates in the respective periods, which exclude certain adjustments that were recorded. For each of the quarters ended June 30, 2009, June 30, 2008 and March 31, 2009, non-GAAP adjustments were tax effected at 35%. For each of the six months ended June 30, 2009 and 2008, non-GAAP adjustments were tax effected at 35%.

(e) Series A, B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with FSP EITF 03-6-1 (ASC 260-10, Earnings per Share).

(f) Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in SFAS No. 128, Earnings per Share (ASC 260-10, Earnings per Share).

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong and Australia. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced mutual funds and separate accounts, as well as a wide assortment of index-based equity and alternative investment products for a diverse global clientele. BlackRock provides global advisory services for mutual funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

Overview (continued)

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expenses and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, commissions, deferred and incentive compensation, stock-based compensation and related benefit costs. Portfolio administration and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement and to PNC-affiliated entities, as well as third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

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

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

				Variance vs.
	June 30,	March 31,	June 30, 2008	March 31, 2009	June 30, 2008
	2009
Fixed income	$509,656	$474,299	$527,186	7%	(3)%
Cash management	316,702	322,485	344,944	(2)%	(8)%
Equity and balanced	329,622	265,733	435,676	24%	(24)%
Alternative investment products	51,562	51,693	76,103	—	(32)%

Sub Total	1,207,542	1,114,210	1,383,909	8%	(13)%
Advisory AUM[1]	165,618	169,145	43,634	(2)%	280%

Total	$1,373,160	$1,283,355	$1,427,543	7%	(4)%

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended June 30, 2009.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Three Months Ended June 30, 2009

(Dollar amounts in millions)

	March 31, 2009	Net subscriptions (redemptions)[1]	Acquisition[2]	Market Appreciation	Foreign exchange[3]	June 30, 2009
Fixed income	$474,299	$15,471	$—	$15,159	$4,727	$509,656
Cash management	322,485	(7,504)	—	237	1,484	316,702
Equity and balanced	265,733	15,609	—	39,270	9,010	329,622
Alternative investment products	51,693	(2,651)	1,344	520	656	51,562

Sub Total	1,114,210	20,925	1,344	55,186	15,877	1,207,542
Advisory AUM[4]	169,145	(5,766)	—	291	1,948	165,618

Total	$1,283,355	$15,159	$1,344	$55,477	$17,825	$1,373,160

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Net assets acquired from R3 Capital Management, LLC in April 2009.
[3]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[4]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $90 billion, or 7%, to $1.373 trillion at June 30, 2009, compared to $1.283 trillion at March 31, 2009. The growth in AUM was attributable to $55 billion in net market appreciation, $18 billion in foreign exchange translation, $15 billion in net subscriptions and $1 billion as a result of the acquisition of the R3 Capital Partners funds. Net market appreciation of $55 billion included $39 billion of appreciation in equity and balanced assets due to an increase in global equity markets and $15 billion in fixed income products due to current income and changes in interest rate spreads. The $18 billion increase in AUM from foreign exchange was across all asset classes due to the weakening of the U.S. dollar primarily against the British pound, which resulted in an increase in AUM from converting non-dollar denominated AUM into U.S. dollars.

Net subscriptions of $10 billion from institutional clients and $5 billion from retail and high net worth clients for the three months ended June 30, 2009 were the result of net subscriptions of $16 billion in equity and balanced products including $8 billion in passive index strategies and $3 billion in global allocation and balanced products; $15 billion in fixed income products spread across all major product categories, partially offset by $8 billion in cash management net outflows primarily in government and tax exempt funds, $6 billion of distributions in long-term advisory liquidation assignments and $3 billion of net outflows in alternative investment products primarily in funds of funds and hedge funds.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the six months ended June 30, 2009.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Six Months Ended June 30, 2009

(Dollar amounts in millions)

	December 31, 2008	Net subscriptions (redemptions)[1]	Acquisition[2]	Market appreciation (depreciation)	Foreign exchange[3]	June 30, 2009
Fixed income	$483,173	$9,081	$—	$14,864	$2,538	$509,656
Cash management	338,439	(23,146)	—	85	1,324	316,702
Equity and balanced	280,821	21,364	—	22,150	5,287	329,622
Alternative investment products	59,723	(5,247)	1,344	(4,678)	420	51,562

Sub Total	1,162,156	2,052	1,344	32,421	9,569	1,207,542
Advisory AUM[4]	144,995	18,754	—	180	1,689	165,618

Total	$1,307,151	$20,806	$1,344	$32,601	$11,258	$1,373,160

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Net assets acquired from R3 Capital Management, LLC in April 2009.
[3]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[4]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $66 billion, or 5%, to $1.373 trillion at June 30, 2009, compared with $1.307 trillion at December 31, 2008. The increase in AUM was attributable to $33 billion in net market appreciation, $21 billion in net subscriptions and $1 billion as a result of the acquisition of the R3 Capital Partners funds, and $11 billion in AUM from foreign exchange translation. Net market appreciation of $33 billion included $22 billion of appreciation in equity and balanced and $15 billion in fixed income products due to significant improvements in the second quarter in both the equity and fixed income markets, partially offset by $5 billion of market depreciation in alternative investment products primarily in real estate products. The $11 billion increase in AUM from foreign exchange was across all asset classes due to the weakening of the U.S. dollar primarily against the British pound, which resulted in an increase in AUM from converting non-dollar denominated AUM into U.S. dollars.

Net subscriptions of $14 billion from institutional clients and $7 billion from retail and high net worth clients for the six months ended June 30, 2009 were attributable to net new business of $19 billion in long-term advisory liquidation assignments, $21 billion in equity and balanced products including $12 billion in passive index strategies and $9 billion in fixed income products partially offset by $23 billion of net outflows in cash management products primarily in government and tax exempt funds, and $5 billion in alternative products.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the twelve months ended June 30, 2009.

BlackRock, Inc.

Component Changes in Assets Under Management

For the Twelve Months Ended June 30, 2009

(Dollar amounts in millions)

	June 30, 2008	Net subscriptions (redemptions)[1]	Acquisition[2]	Market appreciation (depreciation)	Foreign exchange[3]	June 30, 2009
Fixed income	$527,186	$(11,310)	$—	$97	$(6,317)	$509,656
Cash management	344,944	(28,019)	—	661	(884)	316,702
Equity and balanced	435,676	16,588	—	(103,944)	(18,698)	329,622
Alternative investment products	76,103	(7,174)	1,344	(17,492)	(1,219)	51,562

Sub Total	1,383,909	(29,915)	1,344	(120,678)	(27,118)	1,207,542
Advisory AUM[4]	43,634	119,876	—	419	1,689	165,618

Total	$1,427,543	$89,961	$1,344	$(120,259)	$(25,429)	$1,373,160

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Net assets acquired from R3 Capital Management, LLC in April 2009.
[3]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting.
[4]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased approximately $54 billion, or 4%, to $1.373 trillion at June 30, 2009, compared with $1.428 trillion at June 30, 2008. The decline in AUM was attributable to $120 billion in net market depreciation and $25 billion in foreign exchange translation, partially offset by $90 billion in net subscriptions and $1 billion as a result of an acquisition of the R3 Capital Partners funds. Net market depreciation of $121 billion was primarily due to the depreciation in equity and balanced assets of $104 billion, as equity markets declined during the twelve months ended June 30, 2009 and $17 billion in alternative products. The $25 billion reduction in AUM from foreign exchange was across all asset classes other than advisory due to the strengthening of the U.S. dollar, which resulted in foreign exchange translation from converting non-dollar denominated AUM into U.S. dollars.

Net subscriptions of $90 billion for the twelve months ended June 30, 2009 were attributable to net new business of $120 billion in long-term advisory liquidation assignments, $17 billion in equity and balanced products primarily related to U.S. index products, partially offset by $28 billion of net outflows in cash management products primarily related to prime funds, securities lending portfolios, and tax exempt products, $11 billion in fixed income products and $7 billion in alternative products.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008.

Revenue

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Investment advisory and administration fees:
Fixed income	$207	$234	$(27)	(12)%
Cash management	166	184	(18)	(10)%
Equity and balanced	382	601	(219)	(36)%
Alternative investment products	95	142	(47)	(33)%

Investment advisory and administration base fees	850	1,161	(311)	(27)%
Fixed income	5	—	5	NM
Equity and balanced	2	30	(28)	(93)%
Alternative investment products	10	27	(17)	(63)%

Investment advisory performance fees	17	57	(40)	(70)%

Total investment advisory and administration base and performance fees	867	1,218	(351)	(29)%
BlackRock Solutions and advisory	116	100	16	16%
Distribution fees	23	34	(11)	(32)%
Other revenue	23	35	(12)	(34)%

Total revenue	$1,029	$1,387	$(358)	(26)%

NM – Not Meaningful

Total revenue for the three months ended June 30, 2009 decreased $358 million, or 26%, to $1,029 million, compared with $1,387 million for the three months ended June 30, 2008. The $358 million decrease was the result of a $351 million decrease in total investment advisory and administration base and performance fees, a $12 million decrease in other revenue and an $11 million decrease in distribution fees, partially offset by a $16 million increase in BlackRock Solutions and advisory revenue.

Investment Advisory and Administration Fees

The decrease in investment advisory and administration fees of $351 million, or 29%, was the result of a decrease in investment advisory and administration base fees of $311 million, or 27%, to $850 million for the three months ended June 30, 2009, compared with $1,161 million for the three months ended June 30, 2008 and a decrease of $40 million in performance fees.

The decrease in investment advisory and administration base fees of $311 million for the three months ended June 30, 2009, compared with the three months ended June 30, 2008 consisted of decreases in base fees of $219 million in equity and balanced products, $47 million in alternative products, $27 million in fixed income products and $18 million in cash management products as a result of decreased average AUM in 2009 compared to 2008 for all asset classes.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Revenue (continued)

Investment Advisory and Administration Fees (continued)

Investment advisory performance fees decreased $40 million, or 70%, to $17 million for the three months ended June 30, 2009, as compared to $57 million for the three months ended June 30, 2008, primarily due to a reduction in performance fees in international equity separate accounts and equity and fixed income hedge funds.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended June 30, 2009 increased $16 million, or 16%, compared with the three months ended June 30, 2008. The increase in BlackRock Solutions and advisory revenue was primarily due to additional advisory assignments with fees based on advisory AUM as well as additional Aladdin mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees decreased $11 million to $23 million for the three months ended June 30, 2009, as compared to $34 million for the three months ended June 30, 2008. The decrease in distribution fees was primarily the result of lower sales, redemptions and AUM in certain share classes of open-end funds.

Other Revenue

Other revenue of $23 million for the three months ended June 30, 2009 decreased $12 million compared with the three months ended June 30, 2008. Other revenue for the three months ended June 30, 2009 included $7 million of net interest related to securities lending, $5 million of unit trust sales commissions and $11 million of other revenue.

The decrease in other revenue of $12 million, or 34%, for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily the result of a $9 million decline in real estate property management fees primarily related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, a $3 million decrease in net interest earned related to securities lending and a $2 million decline in unit trust sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Expenses:
Employee compensation and benefits	$390	$552	$(162)	(29)%
Portfolio administration and servicing costs	125	152	(27)	(18)%
Amortization of deferred mutual fund sales commissions	26	33	(7)	(21)%
General and administration	191	208	(17)	(8)%
Amortization of intangible assets	36	37	(1)	(3)%

Total expenses	$768	$982	$(214)	(22)%

Total expenses decreased $214 million, or 22%, to $768 million for the three months ended June 30, 2009, compared with $982 million for the three months ended June 30, 2008. The decrease is primarily attributable to decreases in employee compensation and benefits, portfolio administration and servicing costs and general and administration expenses.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $162 million, or 29%, to $390 million, at June 30, 2009, compared to $552 million for the three months ended June 30, 2008. The decrease in employee compensation and benefits expense was primarily attributable to a $87 million decline in incentive compensation associated with the decrease in operating income and performance fees, a $61 million decrease in salaries, benefits and commissions primarily due to lower headcount as a result of the BlackRock’s cost control efforts and a $14 million decrease in deferred compensation expense, which is primarily linked to a decrease in appreciation on assets related to certain deferred compensation plans. Employees at June 30, 2009 totaled 4,984 as compared to 6,069 (including 410 Metric employees) and 5,659 (excluding Metric employees) at June 30, 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs decreased $27 million to $125 million during the three months ended June 30, 2009, compared to $152 million for the three months ended June 30, 2008. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $27 million decrease primarily related to lower levels of average AUM serviced by third parties across all asset classes.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs (continued)

Portfolio administration and servicing costs for the three months ended June 30, 2009 included $91 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $5 million of costs attributable to PNC and affiliates as compared to $118 million and $9 million, respectively, in the three months ended June 30, 2008. Portfolio administration and servicing costs related to other non-related parties increased $4 million to $29 million for the three months ended June 30, 2009, as compared to $25 million for the three months ended June 30, 2008 due to an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions decreased to $26 million for the three months ended June 30, 2009, as compared to $33 million for the three months ended June 30, 2008. The decrease in amortization of deferred mutual fund sales commissions was primarily the result of lower sales and redemptions in certain share classes of open-end funds.

General and Administration Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

General and administration expenses:
Marketing and promotional	$18	$45	$(27)	(60)%
Professional services	29	18	11	61%
Portfolio services	37	48	(11)	(23)%
Technology	26	30	(4)	(13)%
Closed-end fund launch costs	—	5	(5)	(100)%
Occupancy	35	34	1	3%
Other general and administration	46	28	18	64%

Total general and administration expenses	$191	$208	$(17)	(8)%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and administration expenses decreased $17 million, or 8%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. Marketing and promotional expenses decreased $27 million, or 60%, primarily due to a decline in travel and promotional expenses. Portfolio service costs decreased $11 million, or 23%, to $37 million. Closed-end funds launch costs decreased $5 million as compared to the three months ended June 30, 2008 as a result of one alternative asset fund launched on the London Stock Exchange in the three months ended June 30, 2008 which generated $300 million in AUM. Technology expenses decreased $4 million, or 13%, to $26 million compared to $30 million for the three months ended June 30, 2008 primarily due to a decrease in technology consulting. Professional services increased $11 million, or 61%, to $29 million compared to $18 million for the three months ended June 30, 2008 primarily related to legal and advisory costs in connection with the BGI Transaction. Other general and administration expenses increased $18 million, or 64%, to $46 million from $28 million, primarily related to a $16 million increase in expense due to balance sheet related foreign currency effects, expenses for potentially uncollectible receivables, offset by a reduction of various expenses primarily the result of cost control efforts.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Total non-operating income (expense)	$77	$(4)	$81	NM
Net income (loss) attributable to non-controlling interests	26	(20)	46	230%

Total non-operating income (expense), less net income (loss) attributable to non-controlling interests	$51	$16	$35	219%

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Net gain (loss) on investments[1]
Private equity	$11	$2	$9	450%
Real estate	(12)	(8)	(4)	(50)%
Distressed hedge funds	44	7	37	NM
Hedge funds/funds of hedge funds	8	5	3	60%
Other investments[2]	2	(10)	12	120%

Sub-total	53	(4)	57	NM
Investments related to deferred compensation plans	9	25	(16)	(64)%

Total net gain (loss) on investments[1]	62	21	41	195%
Net income (loss) attributable to other non-controlling interests[3]	—	(1)	1	100%
Interest and dividend income	4	14	(10)	(71)%
Interest expense	(15)	(18)	3	17%

Total non-operating income (expense)[1]	51	16	35	219%
Compensation expense related to (appreciation) on deferred compensation plans	(9)	(25)	16	64%

Non-operating income (expense), as adjusted[1]	$42	$(9)	$51	NM

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
[2]	Includes net gains/(losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.
[3]	Includes non-controlling interests related to operating entities (non-investment activities).

Non-operating income, net of non-controlling interests, increased $35 million to $51 million for the three months ended June 30, 2009, as compared to $16 million for the three months ended June 30, 2008. The $51 million non-operating income, net of non-controlling interests, related to the Company’s co-investments and seed investments included, net gains in distressed hedge funds of $44 million, private equity products of $11 million, hedge funds/funds of hedge funds of $8 million, fixed income and equity investments of $2 million, and investments related to deferred compensation plans of $9 million, offset by a decrease in valuations from real estate equity/debt products of $12 million. In addition, net interest expense was $11 million, an increase of $7 million primarily due to a decline in interest rates.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Net Economic Investment Portfolio

The Company reviews its net economic exposure to its investment portfolio by reducing its GAAP investments by the net assets attributable to non-controlling interests of consolidated sponsored investment funds. Changes in the investment portfolio are due to purchases, sales, maturities, distributions as well as the impact of valuations. The following table represents the percentage ranges, by asset type, of the net “economic” investment portfolio, excluding investments related to deferred compensation plans, at June 30, 2009 and 2008:

	June 30, 2009 % Ranges	June 30, 2008 % Ranges
Private equity	25 -35%	15 – 25%
Real estate	<10%	15 – 25%
Distressed hedge funds	20 – 30%	15 – 25%
Hedge funds/funds of hedge funds	10 – 20%	15 – 25%
Other investments	15 – 25%	20 – 30%

Income Tax Expense

Income tax expense was $94 million and $147 million for the three months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the three months ended June 30, 2009 was 30.1%, as compared to 34.9% for the three months ended June 30, 2008. Excluding approximately $15 million of tax benefits, primarily from favorable tax rulings received during the quarter, the effective income tax rate was 35.0%.

Operating Income and Operating Margin

GAAP

Operating income totaled $261 million for the three months ended June 30, 2009, which was a decrease of $144 million compared to the three months ended June 30, 2008. The Company’s operating margin was 25.4% for the three months ended June 30, 2009, compared to 29.2% for the three months ended June 30, 2008. Operating income and operating margin for the three months ended June 30, 2009 included the impact of a $311 million decrease in investment advisory and administration base fees, associated with a market driven reduction in AUM over the past twelve months and a $40 million decrease in performance fee revenue. The decrease in revenue is partially offset by a $214 million decrease in operating expenses primarily due to declines in employee compensation and benefits, portfolio administration and servicing costs, general and administration expenses and amortization of deferred mutual fund sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Operating Income and Operating Margin (continued)

As Adjusted

Operating income, as adjusted, totaled $302 million for the three months ended June 30, 2009, which was a decrease of $145 million compared to the three months ended June 30, 2008. Operating margin, as adjusted, was 34.4% and 37.8% for the three months ended June 30, 2009 and 2008, respectively. The decline of operating income, as adjusted, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily related to the impact of the $358 million decrease in revenue offset by a $213 million decrease in operating expenses primarily due to employee compensation and benefits and general and administration. The 34.4% operating margin, as adjusted, for the three months ended June 30, 2009 includes approximately a two percentage point reduction attributable to balance sheet related foreign currency effects.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change

Operating income	$261	$405	(36)%	$302	$447	(32)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	51	16	219%	42	(9)	NM
Income tax expense	(94)	(147)	(36)%	(105)	(153)	(31)%

Net income attributable to BlackRock, Inc.	$218	$274	(20)%	$239	$285	(16)%

Net income allocated to:
Common shares	$212	$264	(20)%	$233	$275	(15)%
Participating RSUs	6	10	(40)%	6	10	(40)%

Net income attributable to BlackRock, Inc.	$218	$274	(20)%	$239	$285	(16)%

Total weighted-average common shares outstanding	133,364,611	132,032,538	1%	133,364,611	132,032,538	1%

Diluted earnings attributable to BlackRock, Inc. shareholders per common share	$1.59	$2.00	(21)%	$1.75	$2.08	(16)%

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. for the three months ended June 30, 2009 included operating income of $261 million, or $1.24 per diluted common share, non-operating income, less net income (loss) attributable to non-controlling interests, of $51 million, or $0.24 per diluted common share and an $0.11 per diluted common share benefit primarily related to a favorable tax ruling received during the quarter. Net income attributable to BlackRock, Inc. totaled $218 million, or $1.59 per diluted common share, for the three months ended June 30, 2009, which was a decrease of $56 million, or $0.41 per diluted common share, compared to the three months ended June 30, 2008.

Net income attributable to BlackRock, Inc. for the three months ended June 30, 2009 included the after-tax impact of the portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, BGI transaction/integration costs of $10 million and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former Merrill Lynch Investment Managers (“MLIM”) employees.

Net income attributable to BlackRock, Inc. of $274 million for the three months ended June 30, 2008 included the after-tax impact of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former MLIM employees.

Exclusive of these items in both periods, diluted earnings per common share, as adjusted, for the three months ended June 30, 2009 decreased $0.33, or 16%, to $1.75 compared to the three months ended June 30, 2008. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Revenue

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Investment advisory and administration fees:
Fixed income	$406	$455	$(49)	(11)%
Cash management	341	359	(18)	(5)%
Equity and balanced	719	1,203	(484)	(40)%
Alternative investment products	183	276	(93)	(34)%

Investment advisory and administration base fees	1,649	2,293	(644)	(28)%
Fixed income	8	2	6	300%
Equity and balanced	8	68	(60)	(88)%
Alternative investment products	12	29	(17)	(59)%

Investment advisory performance fees	28	99	(71)	(72)%

Total investment advisory and administration base and performance fees	1,677	2,392	(715)	(30)%
BlackRock Solutions and advisory	256	160	96	60%
Distribution fees	48	69	(21)	(30)%
Other revenue	35	66	(31)	(47)%

Total revenue	$2,016	$2,687	$(671)	(25)%

Total revenue for the six months ended June 30, 2009 decreased $671 million, or 25%, to $2,016 million, compared with $2,687 million for the six months ended June 30, 2008. The $671 million decrease was the result of a $715 million decrease in total investment advisory and administration base and performance fees, a $31 million decrease in other revenue and a $21 million decrease in distribution fees, partially offset by a $96 million increase in BlackRock Solutions and advisory revenue.

Investment Advisory and Administration Fees

The decrease in investment advisory and administration fees of $715 million, or 30%, was the result of a decrease in investment advisory and administration base fees of $644 million, or 28%, to $1,649 million for the six months ended June 30, 2009, compared with $2,293 million for the six months ended June 30, 2008 and a decrease of $71 million in performance fees.

The decrease in investment advisory and administration base fees of $644 million for the six months ended June 30, 2009, compared with the six months ended June 30, 2008 consisted of decreases in base fees of $484 million in equity and balanced products, $93 million in alternative products, $49 million in fixed income products and $18 million in cash management products as a result of decreased AUM in 2009 compared to 2008 for all asset classes.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Revenue (continued)

Investment Advisory and Administration Fees (continued)

Investment advisory performance fees decreased $71 million, or 72%, to $28 million for the six months ended June 30, 2009, as compared to $99 million for the six months ended June 30, 2008, primarily due to a reduction in performance fees in international equity separate accounts and equity hedge funds.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the six months ended June 30, 2009 increased $96 million, or 60%, compared with the six months ended June 30, 2008. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory assignments during the period, as well as additional Aladdin mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees decreased $21 million to $48 million for the six months ended June 30, 2009, as compared to $69 million for the six months ended June 30, 2008. The decrease in distribution fees was primarily the result of lower sales, redemptions and AUM in certain share classes of open-end funds.

Other Revenue

Other revenue of $35 million for the six months ended June 30, 2009 decreased $31 million compared with the six months ended June 30, 2008. Other revenue for the six months ended June 30, 2009 included $9 million of unit trust sales commissions, $9 million of net interest related to securities lending and $17 million of other revenue.

The decrease in other revenue of $31 million, or 47%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily the result of a $17 million decline in property management fees primarily related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, a $9 million decrease in net interest earned related to securities lending and a $5 million decline in unit trust sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Expenses

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Expenses:
Employee compensation and benefits	$741	$1,021	$(280)	(27)%
Portfolio administration and servicing costs	252	306	(54)	(18)%
Amortization of deferred mutual fund sales commissions	53	63	(10)	(16)%
General and administration	344	422	(78)	(18)%
Restructuring charges	22	—	22	NM
Amortization of intangible assets	72	74	(2)	(3)%

Total expenses	$1,484	$1,886	$(402)	(21)%

NM – Not Meaningful

Total expenses decreased $402 million, or 21%, to $1,484 million for the six months ended June 30, 2009, compared to $1,886 million for the six months ended June 30, 2008. Excluding the restructuring charges of $22 million, expenses decreased $424 million, or 22%, primarily attributable to decreases in employee compensation and benefits, general and administration expenses and portfolio administration and servicing costs.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $280 million, or 27%, to $741 million, at June 30, 2009, compared to $1,021 million for the six months ended June 30, 2008. The decrease in employee compensation and benefits expense was attributable to a $158 million reduction in incentive compensation primarily associated with the decrease in operating income and performance fees, a $105 million decrease in salaries, benefits and commissions due to lower headcount as a result of the Company’s cost control efforts and outsourcing of Metric services and a $17 million decrease in deferred compensation which is linked to a decrease in appreciation on assets related to certain deferred compensation plans. Employees at June 30, 2009 totaled 4,984 as compared to 6,069 (including 410 Metric employees) and 5,659 (excluding Metric employees) at June 30, 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs decreased $54 million to $252 million during the six months ended June 30, 2009, compared to $306 million for the six months ended June 30, 2008. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $54 million decrease primarily related to lower levels of average AUM serviced by related parties across all asset classes.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Expenses (continued)

Portfolio Administration and Servicing Costs (continued)

Portfolio administration and servicing costs for the six months ended June 30, 2009 included $189 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $10 million of costs attributable to PNC and affiliates as compared to $240 million and $17 million, respectively, in the six months ended June 30, 2008. Portfolio administration and servicing costs related to other non-related parties increased $4 million to $53 million for the six months ended June 30, 2009, as compared to $49 million for the six months ended June 30, 2008 due to an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions decreased $10 million to $53 million for the six months ended June 30, 2009, as compared to $63 million for the six months ended June 30, 2008. The decrease in amortization of deferred mutual fund sales commissions was primarily the result of lower sales and redemptions in certain share classes of U.S. open-end funds.

General and Administration Expenses

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

General and administration expenses:
Marketing and promotional	$32	$87	$(55)	(63)%
Professional services	42	41	1	2%
Portfolio services	70	87	(17)	(20)%
Technology	51	61	(10)	(16)%
Closed-end fund launch costs	2	9	(7)	(78)%
Occupancy	70	68	2	3%
Other general and administration	77	69	8	12%

Total general and administration expenses	$344	$422	$(78)	(18)%

General and administration expenses decreased $78 million, or 18%, for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. Marketing and promotional expenses decreased $55 million, or 63%, primarily due to a decline in travel and promotional expenses. Portfolio service costs decreased $17 million, or 20%, to $70 million, partially due to a decline in AUM. Technology expenses decreased $10 million, or 16%, to $51 million compared to $61 million for the six months ended June 30, 2008 primarily due to a decrease in software licensing/maintenance costs and technology consulting. Other general and administration expenses increased $8 million, or 12%, to $77 million from $69 million, primarily related to expenses for potentially uncollectible receivables and an increase in expense due to balance sheet related foreign currency effects, partially offset by a reduction of various expenses primarily the result of cost control efforts.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Expenses (continued)

Restructuring Charges

For the six months ended June 30, 2009 BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts. See Note 10, Restructuring Charges, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Total non-operating income (expense)	$(102)	$(24)	$(78)	(325)%
Net income (loss) attributable to non-controlling interests	4	(15)	19	127%

Total non-operating income (expense), less net income (loss) attributable to non-controlling interests	$(106)	$(9)	$(97)	NM

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Net gain (loss) on investments[1]
Private equity	$(9)	$10	$(19)	(190)%
Real estate	(105)	(22)	(83)	(377)%
Distressed hedge funds	32	4	28	NM
Hedge funds/funds of hedge funds	2	(8)	10	125%
Other investments[2]	(13)	(12)	(1)	(8)%

Sub-total	(93)	(28)	(65)	(232)%
Investments related to deferred compensation plans	5	24	(19)	(79)%

Total net gain (loss) on investments[1]	(88)	(4)	(84)	NM
Net income (loss) attributable to other non-controlling interests[3]	—	(1)	1	100%
Interest and dividend income	12	32	(20)	(63)%
Interest expense	(30)	(36)	6	17%

Total non-operating income (expense)[1]	(106)	(9)	(97)	NM
Compensation expense related to (appreciation) on deferred compensation plans	(5)	(24)	19	79%

Non-operating expense, as adjusted[1]	$(111)	$(33)	$(78)	(236)%

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
[2]	Includes net gains/(losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.
[3]	Includes non-controlling interests related to operating entities (non-investment activities).

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $97 million to $106 million for the six months ended June 30, 2009, as compared to $9 million for the six months ended June 30, 2008. The $106 million non-operating expense, less non-controlling interests, related to the Company’s co-investment and seed investments, included net losses in real estate products of $105 million, private equity products of $9 million and other investments of $13 million, partially offset by valuation gains in distressed hedge funds of $32 million, investments related to deferred compensation plans of $5 million and hedge funds/funds of hedge funds of $2 million. In addition, net interest expense was $18 million, a decline of $14 million primarily due to a decline in interest rates.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Income Tax Expense

Income tax expense was $124 million and $277 million for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the six months ended June 30, 2009 was 29.1%, as compared to 35.0% for the six months ended June 30, 2008. Excluding $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of outstanding tax matters in the six months ended June 30, 2009, the effective income tax rate was 35.0%.

Operating Income and Operating Margin

GAAP

Operating income totaled $532 million for the six months ended June 30, 2009, which was a decrease of $269 million compared to the six months ended June 30, 2008. The Company’s operating margin was 26.4% for the six months ended June 30, 2009, compared to 29.8% for the six months ended June 30, 2008. Operating income and operating margin for the six months ended June 30, 2009 included the impact of a $644 million decrease in investment advisory and administration base fees, associated with a market driven reduction in AUM, a $71 million decrease in performance fees revenue, and a $52 million reduction in other revenue and distribution fees, partially offset by a $96 million increase in BlackRock Solutions and advisory revenue. The decrease in revenue is partially offset by a $402 million decrease in operating expenses primarily due to declines in employee compensation and benefits, general and administration expenses and portfolio administration and servicing costs offset by $22 million of restructuring charges.

As Adjusted

Operating income, as adjusted, totaled $609 million for the six months ended June 30, 2009, which was a decrease of $251 million compared to the six months ended June 30, 2008. Operating margin, as adjusted, was 35.8% and 37.7% for the six months ended June 30, 2009 and 2008, respectively. The decline of operating income, as adjusted, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily related to the impact of the $671 million decrease in revenue offset by a $420 million decrease in operating expenses primarily due to decreases in employee compensation and benefits, general and administration expenses and portfolio administration and servicing costs.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change

Operating income	$532	$801	(34)%	$609	$860	(29)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	(106)	(9)	NM	(111)	(33)	(236)%
Income tax expense	(124)	(277)	(55)%	(149)	(290)	(49)%

Net income attributable to BlackRock, Inc.	$302	$515	(41)%	$349	$537	(35)%

Net income allocated to:
Common shares	$294	$498	(41)%	$339	$520	(35)%
Participating RSUs	8	17	(53)%	10	17	(41)%

Net income attributable to BlackRock, Inc.	$302	$515	(41)%	$349	$537	(35)%

Total weighted-average common shares outstanding	132,668,695	131,812,500	1%	132,668,695	131,812,500	1%
Diluted earnings attributable to BlackRock, Inc. shareholders per common share	$2.22	$3.78	(41)%	$2.56	$3.94	(35)%
NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. for the six months ended June 30, 2009 includes operating income of $532 million, or $2.54 per diluted common share, non-operating losses, less net income (loss) attributable to non-controlling interests, of $106 million, or $0.50 per diluted common share and an $0.18 per diluted common share benefit related to a favorable tax ruling and the final resolution of outstanding tax matters. Net income attributable to BlackRock, Inc. totaled $302 million, or $2.22 per diluted common share, for the six months ended June 30, 2009, which was a decrease of $213 million, or $1.56 per diluted common share, compared to the six months ended June 30, 2008.

Net income attributable to BlackRock, Inc. for the six months ended June 30, 2009 included the after-tax impact portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $20 million, restructuring charges of $14 million, BGI transaction/integration costs of $10 million and an expected contribution by Merrill Lynch of $3 million to fund certain compensation of former MLIM employees.

Net income attributable to BlackRock, Inc. of $515 million for the six months ended June 30, 2008 included the after-tax impact of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $19 million and an expected contribution by Merrill Lynch of $3 million to fund certain compensation of former MLIM employees.

Exclusive of these items in both periods, diluted earnings per common share, as adjusted, for the six months ended June 30, 2009 decreased $1.38, or 35%, to $2.56 compared to the six months ended June 30, 2008. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Operating Activities

Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions and advisory products and services, mutual fund distribution fees and realized earnings and distributions on the Company’s investments. BlackRock primarily uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchase co-investments and seed investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

In accordance with GAAP, certain BlackRock sponsored investment funds are consolidated into the condensed consolidated financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority economic interest in these funds. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds, provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds:

(Dollar amounts in millions)	Six Months Ended June 30, 2009
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$274	$162	$112
Cash flows from investing activities	18	13	5
Cash flows from financing activities	(105)	(187)	82
Effect of exchange rate changes on cash and cash equivalents	86	—	86

Net change in cash and cash equivalents	273	(12)	285
Cash and cash equivalents, beginning of period	2,032	61	1,971

Cash and cash equivalents, end of period	$2,305	$49	$2,256

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds, at June 30, 2009 increased $285 million from December 31, 2008, primarily resulting from $112 million of cash inflows from operating activities, $82 million of cash inflows from financing activities, $5 million of cash inflows from investing activities and an $86 million increase due to the effect of foreign exchange rate changes.

Net cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, for the six months ended June 30, 2009, primarily included the receipt of investment advisory and administration fees and other revenue offset by the payment of operating expenses incurred in the normal course of business. Cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, in the six months ended June 30, 2009 included cash payments related to year end incentive compensation that was paid in the first quarter. Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds, for the six months ended June 30, 2009 primarily included $198 million of net proceeds from sales and maturities of investments, partially offset by a $156 million contingent consideration payment to Quellos and $33 million of purchases of property and equipment. Cash inflows from financing activities, excluding the impact of consolidated sponsored investment funds, for the six months ended June 30, 2009 primarily included the receipt of $300 million from equity raised in connection with the BGI Transaction, partially offset by $208 million of payments for cash dividends.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at June 30, 2009 and December 31, 2008 were as follows:

(Dollar amounts in millions)	June 30, 2009	December 31, 2008

Cash and cash equivalents	$2,305	$2,032
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(49)	(61)
Regulatory capital[2]	(193)	(172)
2007 credit facility - undrawn[3]	2,171	2,171

Committed access	$4,234	$3,970

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Partially met with cash and cash equivalents.
[3]	Excludes $129 million of undrawn amounts at June 30, 2009 and December 31, 2008 related to Lehman Commercial Paper, Inc.

In addition, a significant portion of the Company’s $773 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Investment/Loan Commitments

At June 30, 2009, the Company had $277 million of various capital commitments to fund sponsored investment funds primarily for co-investment purposes. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

During the six months ended June 30, 2009, approximately $174 million of loans outstanding were repaid from a warehouse entity established for certain private equity funds of funds.

At June 30, 2009, the Company was committed to provide financing of up to $60 million, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in an investment fund which is also managed by a subsidiary of BlackRock. At June 30, 2009, $33.5 million of financing was outstanding which matured in July 2009. Upon maturity Anthracite rolled over the borrowings with a new maturity date of October 2009. As of June 2009, the value of the collateral was estimated to be $28.5 million, which resulted in the Company reducing the outstanding balance included in due from related parties on the Company’s condensed consolidated statement of financial condition by $5 million and recording a general and administration expense. Based on the value of the collateral and the borrowings outstanding of such date, the Company has no obligation to loan new amounts to Anthracite under this facility. The Company has granted waivers for certain breaches of financial covenants of Anthracite’s credit facility.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Short-Term Borrowings

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 0.5 to 1 at June 30, 2009.

At June 30, 2009, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.49% and a maturity date during July 2009. During July 2009, the Company rolled over the $200 million in borrowings with an interest rate of 0.47% and a maturity date in August 2009.

Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts.

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At June 30, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures and Long-Term Borrowings

At June 30, 2009, convertible debentures and long-term borrowings were $942 million. Debt service and repayment requirements, assuming the Company’s 2.625% convertible debentures due 2035 (the “convertible debentures”) are converted for cash equal to the principal at the option of the holders in third quarter 2009, are $275 million for the remainder of 2009, $45 million in 2010 and $44 million in each of 2011, 2012 and 2013.

Contingent Payments Related to Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. As part of this transaction Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment, of up to $374 million, was payable in second quarter 2009 and the second payment, of up to $595 million is payable in cash in 2011.

During second quarter 2009, the Company determined the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares converted at a price of $157.33. Quellos may also be entitled to a “catch-up” payment if certain performance measures are met in 2011 as the value of the first contingent payment was less than $374 million.

BGI Transaction

In June 2009, BlackRock announced that Barclays PLC accepted its offer to acquire BGI from Barclays. The price consideration consists of $6.6 billion in cash, subject to certain adjustments, and a capital stock sale of approximately 37.8 million common and participating preferred shares to Barclays, subject to certain adjustments, which would give Barclays approximately a 19.9% economic stake in BlackRock. The cash portion of the deal will be financed by $800 million from cash currently held by BlackRock, a new $2 billion credit facility, which is expected to ultimately be replaced with term debt, $1 billion of additional short term debt, and $2.8 billion of capital proceeds from the sale of 19.9 million common shares and participating preferred shares to a group of institutional investors, of which $300 million from the sale of 2.1 million common shares was received prior to June 30, 2009. The transaction is expected to close in December 2009, or early 2010, pending regulatory approvals and the satisfaction of other customary closing conditions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Support of Two Enhanced Cash Funds

In December 2007, BlackRock entered into capital support agreements with the two funds, backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. In December 2008, BlackRock’s maximum potential obligation under the capital support agreements was reduced to $45 million, and in 2009, both capital support agreements were terminated, due to the closure of the related funds. BlackRock provided approximately $3 million of capital contributions to these funds for the six months ended June 30, 2009 under the capital support agreements.

At June 30, 2009, BlackRock’s remaining exposure from its support of the two enhanced cash funds, which were both liquidated and closed prior to June 30, 2009, is $45 million, which represents securities it received in lieu of it’s remaining investment in one fund and securities it directly purchased from the funds prior to closure of the funds of which $15 million matured in July 2009 and an additional $15 million is expected to mature at par in fourth quarter 2009.

In applying the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), BlackRock concluded that it was the primary beneficiary of the two enhanced cash funds at December 31, 2008, which resulted in consolidation of the funds on its condensed consolidated statements of financial condition.

Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalents in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At June 30, 2009, the Company was required to maintain approximately $193 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

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

The following table represents investments measured at fair value on a recurring basis at June 30, 2009:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(3)	Investments at June 30, 2009

Total investments, GAAP	$152	$80	$696	$29	$957

Net assets for which the Company does not bear “economic” exposure(1)	(19)	(1)	(164)	—	(184)

Net “economic” investments(2)	$133	$79	$532	$29	$773

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2009, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At June 30, 2009, the outstanding total return swaps had an aggregate notional value of approximately $36 million.

At June 30, 2009, approximately $418 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	June 30, 2009	December 31, 2008

Total investments	$957	$1,429
Consolidated sponsored investments funds	(418)	(728)
Net exposure to consolidated investment funds	234	310

Total net “economic” investments	773	1,011
Deferred compensation investments	(61)	(59)
Hedged investments	(36)	(49)

Total net “economic” investment exposure	$676	$903

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At June 30, 2009, the Company’s net exposure to price risk in its investment portfolio was approximately $363 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include public equity and real estate investments as well as certain hedge funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $36 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At June 30, 2009, the Company was exposed to interest-rate risk and credit spread risks as a result of approximately $313 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $3 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the British pound sterling, Australian dollars and the Euro, was $37 million. A 10% adverse change in foreign exchange rates would result in approximately a $3.7 million decline in the carrying value of such investments.

PART I – FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock's Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Exchange Act) at June 30, 2009. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at June 30, 2009.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, the Company issued 2,133,713 shares of common stock to an institutional investor at a price of $140.60 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchaser has represented to us that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act of 1933, and that the common stock was being acquired for investment. We did not engage in a general solicitation or advertising with regard to the issuance of the common stock and have not offered securities to the public in connection with this issuance.

During the three months ended June 30, 2009, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2009 through April 30, 2009	3,426	[2]	$127.25	—	751,400

May 1, 2009 through May 31, 2009	716	[2]	$145.21	—	751,400

June 1, 2009 through June 30, 2009	3,464	[2]	$166.14	—	751,400

Total	7,606		$146.65	—

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

PART II – OTHER INFORMATION (continued)

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 21, 2009, for the purpose of considering and acting upon the following:

(1) Election of Directors. Six Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Withheld
Nominees for Class I
William S. Demchak	44,227,370	1,425,723
Kenneth B. Dunn	45,452,168	200,925
Laurence D. Fink	44,338,328	1,314,765
Robert S. Kapito	44,331,982	1,321,111
Brian T. Moynihan	44,319,038	1,334,056
Thomas H. O’Brien	45,438,410	214,684

As of August 6, 2009 the other continuing directors of BlackRock are Abdlatif Yousef Al-Hamad, Mathis Cabiallavetta, Dennis D. Dammerman, Murry S. Gerber, James Grosfield, David H. Komansky, Sir Deryck Maughan, Linda Gosden Robinson, James E. Rohr and Daniel C. Sontag.

(2) Ratification of Auditor. The appointment of Deloitte & Touche LLP as BlackRock’s independent registered public accounting firm for the year 2009 was ratified.

	Aggregate Votes
	For	Against	Abstain

Ratification of Appointment	45,501,503	141,754	9,834

There were no broker non-votes for any of the items.

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock, Inc.

10.2(1)	Amendment No. 1, dated as of June 11, 2009, to the Second Amended and Restated Stockholder Agreement, by and among BlackRock, Inc., Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.3(1)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement, between BlackRock, Inc. and The PNC Financial Group, Inc.

10.4(1)	Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Blank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: August 7, 2009		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock, Inc.

10.2(1)	Amendment No. 1, dated as of June 11, 2009, to the Second Amended and Restated Stockholder Agreement, by and among BlackRock, Inc., Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.3(1)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement, between BlackRock, Inc. and The PNC Financial Group, Inc.

10.4(1)	Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Blank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.