Form 10-Q
period 2009-09-30
BlackRock Inc.
filed 2009-11-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 51,051,400 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

- i -

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,763	$2,032
Accounts receivable	1,219	901
Due from related parties	91	309
Investments	1,041	1,429
Separate account assets	3,536	2,623
Deferred mutual fund sales commissions, net	106	135
Property and equipment (net of accumulated depreciation of $316 at September 30, 2009 and $259 at December 31, 2008)	250	260
Intangible assets (net of accumulated amortization of $432 at September 30, 2009 and $324 at December 31, 2008)	6,335	6,441
Goodwill	5,718	5,533
Other assets	321	261

Total assets	$21,380	$19,924

Liabilities
Accrued compensation and benefits	$584	$826
Accounts payable and accrued liabilities	712	545
Due to related parties	107	103
Short-term borrowings	200	200
Convertible debentures	247	245
Long-term borrowings	696	697
Separate account liabilities	3,536	2,623
Deferred tax liabilities	1,729	1,826
Other liabilities	268	299

Total liabilities	8,079	7,364

Commitments and contingencies (Note 13)

Temporary equity
Redeemable non-controlling interests	9	266
Convertible debentures	1	—

Total temporary equity	10	266

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at September 30, 2009 and December 31, 2008;
Shares issued: 50,983,192 at September 30, 2009 and 118,573,367 at December 31, 2008;
Shares outstanding: 50,071,926 at September 30, 2009 and 117,291,110 at December 31, 2008
Preferred stock (Note 12)	1	—
Additional paid-in capital	11,003	10,473
Retained earnings	2,286	1,982
Accumulated other comprehensive (loss)	(88)	(186)
Escrow shares, common, at cost (911,266 shares held at September 30, 2009 and December 31, 2008)	(143)	(143)
Treasury stock, common, at cost (0 and 370,991 shares held at September 30, 2009 and December 31, 2008, respectively)	—	(58)

Total BlackRock, Inc. stockholders’ equity	13,060	12,069
Nonredeemable non-controlling interests	231	225

Total permanent equity	13,291	12,294

Total liabilities, temporary equity and permanent equity	$21,380	$19,924

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Investment advisory and administration base fees
Related parties	$625	$757	$1,763	$2,389
Other third parties	288	327	799	988

Investment advisory performance fees	49	55	77	154
Investment advisory and administration base and performance fees	962	1,139	2,639	3,531
BlackRock Solutions and advisory	127	113	383	273
Distribution fees	25	34	73	103
Other revenue	26	27	61	93

Total revenue	1,140	1,313	3,156	4,000

Expenses
Employee compensation and benefits	444	468	1,185	1,489
Portfolio administration and servicing costs
Related parties	92	126	291	383
Other third parties	27	23	80	72
Amortization of deferred mutual fund sales commissions	23	34	76	97
General and administration	161	171	505	593
Restructuring charges	—	—	22	—
Amortization of intangible assets	36	37	108	111

Total expenses	783	859	2,267	2,745

Operating income	357	454	889	1,255

Non-operating income (expense)
Net gain (loss) on investments	89	(143)	5	(163)
Interest and dividend income	4	20	16	52
Interest expense	(15)	(18)	(45)	(54)

Total non-operating income (expense)	78	(141)	(24)	(165)

Income before income taxes	435	313	865	1,090
Income tax expense	101	117	225	394

Net income	334	196	640	696
Less:
Net income (loss) attributable to redeemable non-controlling interests	1	—	2	(3)
Net income (loss) attributable to nonredeemable non-controlling interests	16	(21)	19	(33)

Net income attributable to BlackRock, Inc.	$317	$217	$619	$732

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.31	$1.62	$4.58	$5.47
Diluted	$2.27	$1.59	$4.50	$5.36

Cash dividends declared and paid per share	$0.78	$0.78	$2.34	$2.34

Weighted-average common shares outstanding:
Basic	133,266,379	129,793,939	131,481,677	129,427,715
Diluted	135,902,241	132,270,351	134,001,799	131,998,448

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$334	$196	$640	$696
Other comprehensive income:
Change in net unrealized gain (loss) from available-for-sale investments, net of tax(1)	1	(7)	16	(11)
Minimum pension liability adjustment	—	—	1	(1)
Foreign currency translation adjustments	(8)	(138)	81	(113)

Comprehensive income attributable to BlackRock, Inc.	$327	$51	$738	$571

(1)

The tax benefit (expense) on the change in net unrealized gain (loss) from available-for-sale investments was ($2) and $3 during the three months ended September 30, 2009 and 2008, respectively, and ($7) and $4 during the nine months ended September 30, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statement of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	BlackRock, Inc. Stockholders’ Equity
	Common And Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Shares Held In Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests/ Temporary Equity
December 31, 2008	$1	$10,473	$1,982	$(186)	$(143)	$(58)	$12,069	$225	$12,294	$266
Reclass to temporary equity—convertible debt	—	(1)	—	—	—	—	(1)	—	(1)	1
Net income	—	—	619	—	—	—	619	19	638	2
Dividends paid, net of dividend expense for unvested RSUs	—	—	(315)	—	—	—	(315)	—	(315)	—
Stock-based compensation	—	231	—	—	—	1	232	—	232	—
Issuance of common shares to institutional investor	1	299	—	—	—	—	300	—	300	—
Issuance of common shares for contingent consideration	—	43	—	—	—	—	43	—	43	—
Net issuance of common shares related to employee stock transactions	—	(79)	—	—	—	57	(22)	—	(22)	—
PNC capital contribution	—	6	—	—	—	—	6	—	6	—
Merrill Lynch capital contribution	—	25	—	—	—	—	25	—	25	—
Net tax benefit (shortfall) from stock-based compensation	—	6	—	—	—	—	6	—	6	—
Minimum pension liability adjustment	—	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	—	(1)	(1)	(251)
Net deconsolidations of sponsored investment funds	—	—	—	—	—	—	—	(9)	(9)	(8)
Foreign currency translation adjustments	—	—	—	81	—	—	81	—	81	—
Other changes in non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Change in net unrealized gain (loss) from available-for sale investments, net of tax	—	—	—	16	—	—	16	—	16	—

September 30, 2009	$2	$11,003	$2,286	$(88)	$(143)	$—	$13,060	$231	$13,291	$10

See accompanying notes to condensed consolidated financial statements

BlackRock, Inc.

Condensed Consolidated Statement of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	BlackRock, Inc. Stockholders’ Equity
	Common And Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Shares Held In Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests/ Temporary Equity
December 31, 2007	$1	$10,286	$1,616	$71	$(188)	$(184)	$11,602	$549	$12,151	$29
Net income	—	—	732	—	—	—	732	(33)	699	(3)
Dividends paid, net of dividend expense for unvested RSUs	—	—	(313)	—	—	—	(313)	—	(313)	—
Stock-based compensation	—	203	—	—	—	1	204	—	204	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	45	—	45	—	45	—
Net issuance of common shares related to employee stock transactions	—	(133)	—	—	—	116	(17)	—	(17)	—
PNC capital contribution	—	4	—	—	—	—	4	—	4	—
Net tax benefit (shortfall) from stock-based compensation	—	59	—	—	—	—	59	—	59	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	(1)	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	—	30	30	(17)
Net consolidations of sponsored investment funds	—	—	—	—	—	—	—	—	—	317
Foreign currency translation adjustments	—	—	—	(113)	—	—	(113)	—	(113)	—
Other changes in non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Change in net unrealized gain (loss) from available-for sale investments, net of tax	—	—	—	(11)	—	—	(11)	—	(11)	—

September 30, 2008	$1	$10,419	$2,035	$(54)	$(143)	$(67)	$12,191	$543	$12,734	$326

See accompanying notes to condensed consolidated financial statements

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$640	$696
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	175	178
Amortization of deferred mutual fund sales commissions	76	97
Stock-based compensation	232	204
Deferred income tax expense (benefit)	(99)	(88)
Net (gains) losses on non-trading investments	18	52
Purchases of other investments within consolidated funds	(35)	(110)
Proceeds from sales and maturities of other investments within consolidated funds	265	112
(Earnings) losses from equity method investees	(32)	90
Distributions of earnings from equity method investees	11	18
Other adjustments	2	6
Changes in operating assets and liabilities:
Accounts receivable	(307)	14
Due from related parties	178	(65)
Deferred mutual fund sales commissions	(47)	(79)
Investments, trading	(119)	234
Other assets	(67)	50
Accrued compensation and benefits	(233)	(263)
Accounts payable and accrued liabilities	163	11
Due to related parties	4	2
Other liabilities	6	(3)

Cash flows from operating activities	831	1,156

Cash flows from investing activities
Purchases of investments	(60)	(356)
Purchases of assets held for sale	(2)	(18)
Proceeds from sales and maturities of investments	229	68
Return of capital from equity method investees	50	12
Net consolidations (deconsolidations) of sponsored investment funds	4	—
Contingent/other acquisition payments	(158)	(5)
Purchases of property and equipment	(52)	(72)

Cash flows from investing activities	11	(371)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows—(continued)

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities
Repayment of short-term borrowings	—	(400)
Proceeds from short-term borrowings	—	300
Repayment of other borrowings	(2)	(1)
Cash dividends paid	(316)	(313)
Proceeds from stock options exercised	15	22
Merrill Lynch capital contribution	25	—
Proceeds from issuance of common stock	304	5
Repurchases of common stock	(41)	(44)
Net (redemptions/distributions paid)/subscriptions received from non-controlling interest holders	(252)	13
Excess tax benefit from stock-based compensation	26	59
Net borrowings/(repayment of borrowings) by consolidated sponsored investment funds	70	(206)

Cash flows from financing activities	(171)	(565)

Effect of exchange rate changes on cash and cash equivalents	60	(83)

Net increase (decrease) in cash and cash equivalents	731	137
Cash and cash equivalents, beginning of period	2,032	1,656

Cash and cash equivalents, end of period	$2,763	$1,793

Supplemental cash flow information:
Cash paid for interest	$52	$61
Cash paid for income taxes	$405	$432

Supplemental non-cash investing and financing activities:
Issuance of common stock	$77	$128
Common stock released from escrow agent in connection with Quellos Transaction	$—	$44
Contingent common stock payment related to Quellos Transaction	$43	$—
Increase (decrease) in non-controlling interests due to net consolidations/(deconsolidations) of sponsored investment funds	$(17)	$318

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

(unaudited)

1. Business Overview

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

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch, which continues as a subsidiary of Bank of America. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which on February 27, 2009 each exchanged a portion of the BlackRock common stock it held for an equal number of shares of non-voting preferred stock. See Note 12, Capital Stock, for more details on these transactions.

In June 2009, BlackRock announced that it entered into a definitive purchase agreement (the “Barclays Purchase Agreement”) to acquire Barclays Global Investors (“BGI”) from Barclays Bank PLC (“Barclays”), referred to as the “BGI Transaction”. See Note 17, Pending Transaction.

2. Significant Accounting Policies

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009 and the Company’s Current Report on Form 8-K, which updated the financial information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on September 17, 2009.

The interim financial information at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been revised or reclassified to conform to the 2009 presentation including those required by the retrospective adoption of the applicable paragraphs within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options issued (“ASC 470-20”) (FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), ASC 260-10, Earnings per Share (“ASC 260-10”) (FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) and ASC 810-10, Consolidation (“ASC 810-10”) (Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51).

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”)(SFAS No. 157, Fair Value Measurements), as of January 1, 2008, which require, among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs—Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and certain debt securities.

Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets which generally are included in this category may include short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, as well as restricted public securities valued at a discount.

Level 3 Inputs—Unobservable inputs for the valuation of the asset or liability. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Assets included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds and certain held for sale real estate assets.

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds as well as market indices. The various partnerships are investment companies which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Classification and Measurement of Redeemable Securities

The provisions of ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) (EITF Topic No. D-98, Classification and Measurement of Redeemable Securities), require temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At September 30, 2009 and December 31, 2008, the Company determined that $9 and $266, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable for cash or other assets, resulting in temporary equity classification on the condensed consolidated statements of financial condition. The amount of temporary equity related to convertible instruments is measured as the excess of the amount of cash required to be exchanged in a hypothetical settlement, as of the balance sheet date, over the current carrying amount of the liability component. During the nine months ended September 30, 2009, the 2.625% convertible debentures became convertible at the option of the holders into cash and shares of the Company’s common stock. The amount of cash required to be paid out in a hypothetical settlement exceeded the current carrying amount of the liability component by $1, which was classified as temporary equity-convertible debentures on the condensed consolidated statement of financial condition.

Assets and Liabilities to be Disposed of by Sale

In the course of the business of establishing real estate and other alternative investment funds, the Company may purchase land, properties and other assets while incurring liabilities directly associated with the assets, together a disposal group, with the intention to sell the disposal group to sponsored investment funds upon their launch. In accordance with the provisions of ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) (SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets), the Company treats these assets and liabilities as a “disposal group”, measured at the lower of the carrying amount or fair value. Losses are recognized for any initial or subsequent write-down to fair value and gains are recognized for any subsequent increase in fair value, but not in excess of the cumulative loss previously recognized.

At September 30, 2009, the Company held disposal group assets of $50 and related liabilities of $48 in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $47 of borrowings directly associated with the disposal group assets. During the three and nine months ended September 30, 2009, the Company recorded a net loss of $0 and $1, respectively, within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Accounting Policies Adopted in the Nine Months Ended September 30, 2009

Non-Controlling Interests

In December 2007, the FASB issued new requirements within ASC 810-10, which established accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted the applicable guidance of ASC 810-10 on January 1, 2009, which required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of ASC 810-10 are applied prospectively. The adoption of the applicable provisions of ASC 810-10 did not impact BlackRock’s stockholders’ equity on the condensed consolidated statements of financial condition.

Convertible Debt Instruments

In May 2008, the FASB issued new requirements within ASC 470-20, which specify that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. The applicable provisions of ASC 470-20 are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. At December 31, 2008, the Company had $249 principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted the required paragraphs of ASC 470-20 on January 1, 2009 resulting in a total cumulative impact of a $9 reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% convertible debentures was estimated to be 4.3%, which resulted in $18 of the $250 aggregate principal amount of the debentures issued, or $12 after tax, being attributable to equity. At December 31, 2008 and September 30, 2009, $4 and $1, respectively, of the initial $18 debt discount remained unamortized, and is expected to be amortized to the first put date of the convertible debentures in February 2010. As a result, the Company recognized approximately $1 of additional interest expense in each of the three months ended September 30, 2009 and 2008 and $3 of additional interest expense in each of the nine months ended September 30, 2009 and 2008.

See below for retrospective EPS impact of adopting required guidance within ASC 470-20 for the three and nine months ended September 30, 2008.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Earnings Per Share

In June 2008, the FASB issued new requirements within ASC 260-10 (SFAS No. 128, Earnings per Share) which specify that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method as defined in ASC 260-10. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented must be adjusted retrospectively. Prior to 2009, the Company awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights. Restricted stock and restricted stock units awarded in 2009 are not considered participating securities as dividend equivalents are subject to forfeiture prior to vesting of the award. The Company adopted FSP EITF 03-6-1 on January 1, 2009. See below for the retrospective EPS impact of adopting FSP EITF 03-6-1 for the three and nine months ended September 30, 2008.

EPS Impact of Adoption of required guidance within ASC 470-20, ASC 260-10 and ASC 810-10

The following table illustrates the effect on net income attributable to BlackRock, Inc. and earnings per share upon retrospective application of the required guidance within ASC 470-20, ASC 260-10 and ASC 810-10 during the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income, as previously reported	$218	$734
Impact of new requirements within ASC 470-20	(1)	(2)

Net income attributable to BlackRock, Inc., as currently reported	$217	$732

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic earnings per common share, as previously reported(1)	$1.68	$5.67
Basic earnings per common share, as currently reported	$1.62	$5.47
Diluted earnings per common share, as previously reported(1)	$1.62	$5.49
Diluted earnings per common share, as currently reported	$1.59	$5.36

(1)	As previously reported in prior year Form 10-Q.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Fair Value Measurements

In February 2008, the FASB issued new guidance within ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) (FSP FAS 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date of the application of ASC 820-10 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived and finite-lived intangible assets and long-lived assets each measured at fair value for purposes of impairment testing, asset retirement and guarantee obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The adoption of the provisions of ASC 820-10 on January 1, 2009 for non-recurring non-financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements Disclosures and Impairments of Securities:

In April 2009, the FASB issued the following three provisions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 320-10-65-1, Investments—Debt and Equity Securities (“ASC 320-10-65-1”) (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amend current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under ASC 320-10-65-1, an other-than-temporary impairment is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder is recorded in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

ASC 820-10-65-4, Fair Value Measurements and Disclosures (“ASC 820-10-65-4”) (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

ASC 825-10-65-1, Financial Instruments (“ASC 825-10-65-1”) (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), amends ASC 825-10-50 (SFAS No. 107, Disclosures about Fair Value of Financial Instruments), to expand the required qualitative and quantitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting (ASC 270-10, Interim Reporting), to require those disclosures in summarized financial information at interim reporting periods.

The adoption of all three new provisions as of April 1, 2009, did not materially impact the Company’s condensed consolidated financial statements.

Business Combinations

In December 2007, the FASB issued new guidance within ASC 805, Business Combinations (“ASC 805”) (SFAS No. 141 (revised), Business Combinations), and in April 2009, the FASB issued additional guidance within ASC 805 (FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies). ASC 805 retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new provisions within ASC 805 further define the acquirer, establishes the acquisition date and broadens the scope of transactions that qualify as business combinations.

Additionally, the new requirements within ASC 805 change the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provides guidance for the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs of the acquirer generally be expensed as incurred. Liabilities for unrecognized tax benefits related to tax positions assumed in business combinations that settled prior to the adoption of the new requirements within ASC 805 affected goodwill. If such liabilities reverse subsequent to the adoption of the new requirements within ASC 805, such reversals will affect the income tax provision in the period of reversal. The new requirements within ASC 805 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new requirements within ASC 805 on January 1, 2009. The adoption of the new requirements within ASC 805 impacted the Company’s condensed consolidated financial statements in the nine months ended September 30, 2009 as certain acquisition related costs in connection with the BGI Transaction have been expensed as incurred. See Note 17, Pending Transaction.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Useful Life of Intangible Assets

In April 2008, the FASB issued additional guidance within ASC 350-30, General Intangibles Other than Goodwill (“ASC 350-30”) (FSP FAS 142-3, Determination of the Useful Life of Intangible Assets). The required provisions within ASC 350-30 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the prior guidance within ASC 350 Intangibles—Goodwill and Other (SFAS No. 142, Goodwill and Other Intangible Assets). ASC 350-30 requires that an entity shall consider its own experience in renewing similar arrangements. ASC 350-30 is intended to improve the consistency between the useful life of an intangible asset determined under prior requirements within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. The new requirements of ASC 350-30 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption on January 1, 2009 of the new requirements within ASC 350-30 did not materially impact the Company’s condensed consolidated financial statements.

Disclosures about Derivative Instruments

In March 2008, the FASB issued new guidance within ASC 815-10, Derivatives and Hedging (“ASC 815-10”)(SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133). ASC 815-10 expands the disclosure requirements for derivative instruments and hedging activities. ASC 815-10 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under ASC 815 (SFAS No. 133) and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption on January 1, 2009 of the additional disclosure requirements of ASC 815-10 did not materially impact the Company’s condensed consolidated financial statements.

Meaning of Indexed to a Company’s Own Stock

In June 2008, the FASB issued new guidance within ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”) (EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The new requirements of ASC 815-40 provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. To meet the definition of “indexed to its own stock,” an instrument’s contingent exercise provisions must not be based on an observable market other than the market for the issuer’s stock, and its settlement amount must be based only on those variables that are inputs to the fair value of a “fixed-for-fixed” forward or option on an entity’s equity shares. The required provisions of ASC 815-40 were adopted on January 1, 2009 and did not change the classification or measurement of the Company’s financial instruments.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Subsequent Events

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”) (SFAS No. 165, Subsequent Events), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009. The adoption of ASC 855-10 did not materially impact the Company’s condensed consolidated financial statements. See Note 18, Subsequent Events, for further discussion.

The FASB Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Amendments Based on SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASU 2009-1”). ASU 2009-1 established the FASB ASC as the single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC will become nonauthoritative. ASU 2009-1 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted ASU 2009-1 on September 30, 2009. As ASU 2009-1 does not change GAAP, its adoption did not impact amounts recorded or disclosures required as part of the Company’s condensed consolidated financial statements.

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

The Company does not expect the adoption of SFAS No. 167 to impact net income attributable to BlackRock, Inc. or its stockholders’ equity, however, it is currently evaluating the impact to its condensed consolidated financial statements as a result of consolidating the assets and liabilities and net income (loss) of certain VIEs in addition to a corresponding non-controlling interest liability and allocation of net income (loss) to non-controlling interests.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Measuring Fair Value of Certain Alternative Investments

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 amends ASC 820-10 to provide guidance on measuring the fair value of certain alternative investments. The amendments in this ASU permit, as a practical expedient, a reporting entity to use the investment’s net asset value per share (“NAV”) to measure the fair value of the investment provided that the NAV is calculated as of the reporting entity’s measurement date. ASU 2009-12 also requires enhanced disclosures by major investment category about the attributes of the investments within the scope, such as the nature of the restrictions, the amount of the unfunded commitments and the description of the investment strategies of the investees. ASU 2009-12 is effective for the interim and annual reporting periods ending after December 15, 2009. In the period of adoption, an entity must disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. The Company will adopt this ASU in fourth quarter 2009 and is currently evaluating the impact of the adoption on its consolidated financial statements.

3. Investments

A summary of the carrying value of total investments is as follows:

	September 30, 2009	December 31, 2008
Available-for-sale investments	$103	$101
Trading investments	143	122
Other investments:
Consolidated sponsored investment funds (non cash management funds)	366	349
Consolidated sponsored cash management funds	—	326
Equity method investments	403	501
Deferred compensation plan hedge fund equity method investments	26	30

Total other investments	795	1,206

Total investments	$1,041	$1,429

At September 30, 2009, the Company had $444 of total investments held by consolidated sponsored investment funds of which $78 and $366 were classified as trading investments and other investments, respectively.

At December 31, 2008, the Company had $728 of total investments held by consolidated sponsored investment funds of which $53 and $675 were classified as trading investments and other investments, respectively.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Available-for-sale investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

		Gross Unrealized		Carrying Value
September 30, 2009	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$57	$1	$(3)	$55
Collateralized debt obligations (“CDOs”)	3	—	—	3
Debt securities:
Mortgage debt	23	1	—	24
Asset-backed debt	12	1	—	13
Corporate debt	3	—	—	3
Foreign government debt	5	—	—	5

Total available-for-sale investments	$103	$3	$(3)	$103

		GrossUnrealized		Carrying Value
December 31, 2008	Cost	Gains	Losses
Available-for-sale investments:
Sponsored investment funds	$109	$—	$(16)	$93
Collateralized debt obligations	6	—	(2)	4
Other debt securities	4	—	—	4

Total available-for-sale investments	$119	$—	$(18)	$101

Available-for-sale investments includes debt securities received upon closure of an enhanced cash fund, in lieu of the Company’s remaining investment in the fund and securities purchased from another enhanced cash fund.

During the nine months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairments of $4, including $2 related to credit loss impairments on debt securities, and $5, respectively, which was recorded in non-operating income (expense) on the condensed consolidated statements of income. The $2 credit loss impairment was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security.

The Company has reviewed the gross unrealized losses of $3 as of September 30, 2009 related to available-for-sale equity securities, of which $3 had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record additional impairments on such equity securities.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

The Company did not have any gross unrealized losses as of September 30, 2009 related to available-for-sale debt securities. As a result, the Company did not record additional impairments on such debt securities.

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	September 30, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan fund investments	$49	$41	$32	$29
Equity securities	91	74	109	75
Debt securities:
Municipal debt	11	11	9	7
Foreign government debt	11	12	8	7
Corporate debt	1	2	1	1
U.S. government debt	3	3	3	3

Total trading investments	$166	$143	$162	$122

Other investments:
Consolidated sponsored investment funds (non cash management funds)	$381	$366	$376	$349
Consolidated sponsored cash management funds	—	—	333	326
Equity method	553	403	752	501
Deferred compensation plan hedge fund equity method investments	28	26	39	30

Total other investments	$962	$795	$1,500	$1,206

Trading investments include certain deferred compensation plan fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity and debt securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Maturity Dates

The carrying value of debt securities, classified as available-for-sale, trading or other investments, by maturity at September 30, 2009 and December 31, 2008 is as follows:

Maturity date	September 30, 2009	December 31, 2008
<1 year	$24	$329
>1-5 years	6	2
>5-10 years	7	3
> 10 years	36	14

Total	$73	$348

At September 30, 2009, the debt securities in the table above primarily consisted of mortgage, asset-backed, municipal, corporate, U.S. and foreign government debt securities a portion of which are held by consolidated sponsored investment funds which are consolidated in the Company’s condensed consolidated statements of financial condition. In addition, at December 31, 2008, the debt securities in the table above included floating rate notes and asset backed securities held by consolidated sponsored cash management funds.

Impact of Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At September 30, 2009 and December 31, 2008, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$52	$61
Investments	444	728
Other net assets (liabilities)	(5)	12
Non-controlling interests	(240)	(491)

Total net interests in consolidated investment funds	$251	$310

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

BlackRock’s total exposure to consolidated sponsored investment funds of $251 and $310 at September 30, 2009 and December 31, 2008, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and net income (loss) attributable to non-controlling interests. During the three months ended June 30, 2009, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in one consolidated sponsored investment fund, which resulted in deconsolidation of this fund and the elimination of $85, $76, and $9 of investments, borrowings, and nonredeemable non-controlling interests, respectively. Approximately $0 and $6 of borrowings by consolidated sponsored investment funds at September 30, 2009 and December 31, 2008, respectively, were included in other liabilities on the condensed consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

4. Fair Value Disclosures

Assets measured at fair value on a recurring basis at September 30, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	September 30, 2009
Assets:
Investments:
Available-for-sale	$60	$40	$3	$—	$103
Trading	132	11	—	—	143
Other investments:
Consolidated sponsored investment funds	17	1	348	—	366
Equity method	8	—	357	38	403
Deferred compensation plan hedge fund equity method investments	—	12	14	—	26

Total investments	217	64	722	38	1,041
Separate account assets	3,413	95	—	28	3,536
Other assets(2)	—	11	50	—	61

Total assets measured at fair value	$3,630	$170	$772	$66	$4,638

(1)

Comprised of equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Assets measured at fair value on a recurring basis at December 31, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2008
Assets:
Investments:
Available-for-sale	$63	$34	$4	$—	$101
Trading	113	9	—	—	122
Other investments:
Consolidated sponsored investment funds (non cash management funds)	—	21	328	—	349
Consolidated sponsored cash management funds	—	326	—	—	326
Equity method	—	—	461	40	501
Deferred compensation plan hedge fund equity method investments	—	10	20	—	30

Total investments	176	400	813	40	1,429
Separate account assets	2,461	85	4	73	2,623
Other assets(2)	—	9	64	—	73

Total assets measured at fair value	$2,637	$494	$881	$113	$4,125

(1)

Comprised of equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Fair Value Measurements

BlackRock Pensions Limited, a wholly-owned subsidiary of the Company is a registered life insurance company that maintains separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account liabilities. At September 30, 2009 and December 31, 2008, the Level 3 separate account assets were approximately $0 and $4, respectively. The changes in Level 3 assets primarily relate to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the condensed consolidated statements of income.

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

Changes in Level 3 Investments and Other Assets Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009

	Investments	Other Assets
June 30, 2009	$696	$50
Realized and unrealized gains/(losses), net	53	(1)
Purchases, sales, other settlements and issuances, net	(27)	1
Net transfers in and/or out of Level 3	—	—

September 30, 2009	$722	$50

Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$53	$(1)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2009

	Investments	Other Assets
December 31, 2008	$813	$64
Realized and unrealized gains/(losses), net	12	(16)
Purchases, sales, other settlements and issuances, net	(85)	2
Net transfers in and/or out of Level 3	(18)	—

September 30, 2009	$722	$50

Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$62	$(16)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2008

	Investments	Other Assets
June 30, 2008	$1,386	$130
Realized and unrealized gains/(losses), net	(89)	(9)
Purchases, sales, other settlements and issuances, net	30	(51)
Net transfers in and/or out of Level 3	—	—

September 30, 2008	$1,327	$70

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(61)	$(10)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2008

	Investments	Other Assets
December 31, 2007	$1,239	$—
Realized and unrealized gains/(losses), net	(90)	(16)
Purchases, sales, other settlements and issuances, net	209	8
Net transfers in and/or out of Level 3	(31)	78

September 30, 2008	$1,327	$70

Total net (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(80)	$(17)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

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

VIEs in which BlackRock is the Primary Beneficiary

As a result of consolidating one VIE, a private sponsored investment fund, at September 30, 2009, the Company recorded $55 of net assets, primarily investments and cash and cash equivalents. These net assets were offset by $55 of nonredeemable non-controlling interests which reflect the equity ownership of third parties, on the Company’s condensed consolidated statements of financial condition. For the nine months ended September 30, 2009, the Company recorded a non-operating expense of $2 offset by a $2 net loss attributable to nonredeemable non-controlling interests on its condensed consolidated statements of income. The Company has no risk of loss with its involvement with this VIE.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

As of December 31, 2008

	VIE Net Assets That the Company Consolidates	Maximum Risk of Loss
		Equity Interests	Capital Support Agreements	Total
Sponsored enhanced cash management funds	$328	$88	$45	$133
Other sponsored investment funds	55	—	—	—

Total	$383	$88	$45	$133

As a result of consolidating three private investment funds at December 31, 2008, the Company recorded $383 of net assets, primarily investments and cash and cash equivalents. These net assets were offset by $319 of non-controlling interests, which reflect the equity ownership of third parties, on its condensed consolidated statements of financial condition.

The maximum risk of loss related to the capital support agreements in the table above reflect the Company’s total obligation under the capital support agreements with the two enhanced cash funds. The fair value of the Company’s obligation related to the two capital support agreements recorded at December 31, 2008 was $18.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At September 30, 2009 and December 31, 2008, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, was as follows:

As of September 30, 2009

	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Variable Interests on the Condensed Consolidated Statement of Financial Condition
			Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs	$7,182	$14,481	$3	$3	($2)	$23
Sponsored cash management fund	2,431	—	—	—	—	—
Other sponsored investment funds	12,576	3,892	12	12	—	24

Total	$22,189	$18,373	$15	$15	($2)	$47

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals for the sponsored investment vehicles.

At September 30, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

As of December 31, 2008

	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Variable Interests on the Condensed Consolidated Statement of Financial Condition
			Investments	Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs	$6,660	$14,487	$4	$5	$(1)	$25
Sponsored cash management fund	733	—	—	—	—	—
Other sponsored investment funds	5,813	440	9	9	(6)	18

Total	$13,206	$14,927	$13	$14	$(7)	$43

The assets of the VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt obligations (CDO debt holders) and various accruals for the sponsored investment vehicles.

At December 31, 2008, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

6. Derivatives and Hedging

For the nine months ended September 30, 2009 and 2008, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10.

During the nine months ended September 30, 2009 and 2008, the Company was a counterparty to a series of total return swaps to economically hedge against changes in fair value of certain investments in sponsored investment products. At September 30, 2009, the outstanding total return swaps had an aggregate notional value of approximately $34 and net realized and change in unrealized gains/(losses) of approximately ($8) and $19 for the nine months ended September 30, 2009 and 2008, respectively, which were included in non-operating income (expense) in the Company’s condensed consolidated statements of income. At September 30, 2009, an unrealized loss of less than $1 was included in other liabilities on the condensed consolidated statement of financial condition.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

In December 2007, BlackRock entered into capital support agreements, up to $100, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 and were no longer backed by the letters of credit. In January and May 2009, the capital support agreements were terminated, due to the closure of the related funds. During the six months ended June 30, 2009, the Company provided approximately $4 of capital contributions to the funds under the capital support agreements. At December 31, 2008, the derivative liability for the fair value of the capital support agreements for the two funds totaled approximately $18. The fair value of these liabilities increased and decreased as BlackRock’s obligation under the guarantee fluctuated based on the fair value of the derivative. Upon closure of the funds, the liability decreased $11, while the change in the liability was included in general and administration expenses.

7. Goodwill

Goodwill at September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

December 31, 2008	$5,533
Net additions related to:
Quellos	184
Other	1

September 30, 2009	$5,718

During the nine months ended September 30, 2009, the Company increased goodwill by $185. The increase relates primarily to a $156 cash payment and a common stock issuance of $43 related to the first contingent payment in connection with the Quellos Transaction, offset by a $15 decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At September 30, 2009, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $382. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

8. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2008	$5,378	$1,063	$6,441
Addition	—	2	2
Amortization expense	—	(108)	(108)

September 30, 2009	$5,378	$957	$6,335

In April 2009, the Company acquired $2 of finite-life management contracts with a five-year estimated useful life associated with the acquisition of the R3 Capital Partners funds.

9. Borrowings

Short-Term Borrowings

2007 Facility

In August 2007, the Company entered into a five-year $2,500 unsecured revolving credit facility (“the 2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied at September 30, 2009. At September 30, 2009, the Company had $200 outstanding under the 2007 facility with an interest rate of 0.43% and a maturity during November 2009. Lehman Commercial Paper, Inc. has a $140 participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 participation under the 2007 facility.

Japan Commitment-line

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At September 30, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Convertible Debentures

The carrying value of the convertible debentures included the following:

2.625% Convertible debentures due in 2035	September 30, 2009	December 31, 2008
Maturity amount	$248	$249
Unamortized discount	(1)	(4)

Total	$247	$245

The Company recognized $8 in each of the nine months ended September 30, 2009 and 2008 of interest expense, comprised in both periods of $5 related to the coupon and $3 related to amortization of the discount. At September 30, 2009, the estimated fair value of the convertible debentures was $532, which was estimated using a market price at the end of September 2009.

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity. Subsequent to February 15, 2009, holders of $2 of debentures elected to convert their holdings into cash and shares. In addition, during October 2009, holders of $5 of debentures elected to convert their holdings into cash and shares.

Long-Term Borrowings

The carrying value of long-term borrowings included the following:

6.25% Senior notes due in 2017	September 30, 2009	December 31, 2008
Maturity amount	$700	$700
Unamortized discount	(4)	(5)

Total long-term senior notes	696	695
Other long-term borrowings	—	2

Total long-term borrowings	$696	$697

At September 30, 2009, the estimated fair value of the senior notes was $754, which was estimated using an applicable bond index at September 30, 2009.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

10. Related Party Transactions

Anthracite

At September 30, 2009, the Company was committed to provide financing of up to $60, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in a real estate debt investment fund, which also is managed by a subsidiary of BlackRock. At September 30, 2009, $33.5 of financing was outstanding, which matured in October 2009. Upon maturity Anthracite rolled over the borrowings to January 2010. At June 30, 2009, the value of the collateral was estimated to be $28.5, which resulted in a reduction in due from related parties on the Company’s condensed consolidated statement of financial condition of $5 and an equal amount recorded in general and administration expense in the three months ended June 30, 2009. Based on the value of the collateral and the borrowings outstanding at September 30, 2009, the Company has no obligation to loan additional amounts to Anthracite under this facility. The Company has granted waivers for certain breaches of financial covenants of Anthracite’s credit facility.

On October 28, 2009, the Company and Anthracite entered into an amendment to the financing providing that interest shall be payable only to the extent of cash flow from the collateral and only if there is no default or event of default under Anthracite’s senior secured facilities. All accrued but unpaid interest is payable on the final maturity date.

Merrill Lynch and PNC

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

In connection with the closings under the exchange agreements, (see Note 12, Capital Stock), on February 27, 2009 BlackRock entered into a second amended and restated stockholder agreement with Merrill Lynch and an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Merrill Lynch and PNC (continued)

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

Merrill Lynch Capital Contribution

In August 2009, Merrill Lynch reimbursed $25 to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM transaction. Upon receipt, the reimbursement was recorded as a capital contribution.

11. Restructuring Charges

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

Liability as of December 31, 2008	$21
Additions	22
Cash payments	(33)
Non-cash charges	(3)

Liability as of September 30, 2009	$7

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

12. Capital Stock

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock common stock it held for an equal number of shares of non-voting participating preferred stock. On February 27, 2009, Merrill Lynch exchanged (i) 49,865,000 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series B non-voting participating preferred stock, and (ii) 12,604,918 shares of BlackRock’s series A preferred stock for a like number of shares of series B preferred stock, and PNC exchanged (i) 17,872,000 shares of BlackRock’s common stock for a like number of shares of series B preferred stock and (ii) 2,889,467 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series C non-voting participating preferred stock. On September 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.1% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.8% of BlackRock’s voting common stock and 30.7% of BlackRock’s capital stock on a fully diluted basis.

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

In June 2009, the Company issued 2,133,713 shares of BlackRock’s common stock at $140.60 per share. The proceeds of the issuance will be used to fund the purchase of Barclays Global Investors (see Note 17, Pending Transaction).

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

At September 30, 2009 and December 31, 2008, BlackRock had 20,000,000 series A non-voting participating preferred shares, $0.01 par value, authorized. At September 30, 2009, BlackRock had 150,000,000 and 6,000,000 series B and series C, respectively non-voting participating preferred shares, $0.01 par value, authorized.

The Company’s common and preferred shares issued and outstanding and activity for the nine months ended September 30, 2009 were as follows:

	Shares Issued						Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C
December 31, 2008	118,573,367	(911,266)	(370,991)	12,604,918	—	—	117,291,110	12,604,918	—	—
Issuance of common shares to institutional investor	2,133,713	—	—	—	—	—	2,133,713	—	—	—
Issuance of common shares for contingent consideration	330,341	—	—	—	—	—	330,341	—	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	572,238	—	422,390	—	—	—	994,628	—	—	—
Exchange of preferred shares series A for preferred shares series B	—	—	—	(12,604,918)	12,604,918	—	—	(12,604,918)	12,604,918	—
Exchange of common shares for preferred shares series B	(67,737,000)	—	—	—	67,737,000	—	(67,737,000)	—	67,737,000	—
Exchange of common shares for preferred shares series C	(2,889,467)	—	—	—	—	2,889,467	(2,889,467)	—	—	2,889,467
PNC capital contribution	—	—	(51,399)	—	—	—	(51,399)	—	—	—

September 30, 2009	50,983,192	(911,266)	—	—	80,341,918	2,889,467	50,071,926	—	80,341,918	2,889,467

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

13. Commitments and Contingencies

Commitments

Investment/Loan Commitments

At September 30, 2009, the Company had approximately $286 of investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Amounts to be funded generally are callable at any point prior to the expiration of the commitment.

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

Under the transaction agreement in the BGI Transaction, the Company has agreed to indemnify Barclays for losses it may incur arising from (1) breach of certain representations, (2) breach of any covenant in the agreement, (3) liabilities of the entities acquired in the transaction other than liabilities assumed by Barclays or for which it is providing indemnification and (4) certain taxes.

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Contingent Payments Related to Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. As part of this transaction, Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 in a combination of cash and stock. The first contingent payment was paid in second quarter 2009 and the second contingent payment, of up to $595 is payable in cash in 2011.

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

14. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$55	$54	$178	$153
Stock options	3	3	9	7
Long-term incentive plans to be funded by PNC	15	14	45	44

Total stock-based compensation	$73	$71	$232	$204

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

Stock Options

Options outstanding at September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2008	3,140,517	$88.82
Exercised	(447,882)	$34.44
Forfeited	(8,064)	$167.76

September 30, 2009	2,684,571	$97.65

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was $55.

At September 30, 2009, the Company had $25 in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

Restricted Stock and RSUs

Restricted stock and RSU activity at September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2008	4,603,953	$174.24
Granted	1,861,275	$117.97
Converted	(829,781)	$179.41
Forfeited	(214,527)	$157.18

September 30, 2009	5,420,920	$154.81

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2009, the Company granted 23,417 RSUs as long-term incentive compensation, which will be partially funded by shares currently held by PNC (see Long-Term Incentive Plans to be Funded by PNC below). The awards cliff vest five years from the date of grant.

In January 2009, the Company granted 1,789,685 RSUs to employees as part of annual incentive compensation under the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”) that vest ratably over three years from the date of grant.

At September 30, 2009, there was $365 in total unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.0 years.

Long-Term Incentive Plans to be Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock common stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting preferred stock to fund the remaining committed shares.

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan of approximately 1,600,000 RSUs that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards vest on September 29, 2011 provided that BlackRock has actual GAAP earnings per share of at least $5.20 in 2009, $5.52 in 2010 or $5.85 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met is approximately $271, all of which has been granted as of September 30, 2009.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc. allocated to:
Common shares	$308	$308	$210	$210
Participating RSUs	9	9	7	7

Total net income attributable to BlackRock, Inc.	$317	$317	$217	$217

Weighted-average common shares outstanding	133,266,379	133,266,379	129,793,939	129,793,939
Dilutive effect of stock options and non-participating restricted stock units		1,713,363		1,132,591
Dilutive effect of convertible debt		922,499		766,917
Dilutive effect of acquisition-related contingent stock payments		—		576,904

Total weighted-average shares outstanding		135,902,241		132,270,351

Earnings per share attributable to BlackRock, Inc., common stockholders:	$2.31	$2.27	$1.62	$1.59

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc. allocated to:
Common shares	$602	$602	$708	$708
Participating RSUs	17	17	24	24

Total net income attributable to BlackRock, Inc.	$619	$619	$732	$732

Weighted-average common shares outstanding	131,481,677	131,481,677	129,427,715	129,427,715

Dilutive effect of stock options and non-participating restricted stock units		1,365,891		1,236,491
Dilutive effect of convertible debt		1,154,231		757,338
Dilutive effect of acquisition-related contingent stock payments		—		576,904

Total weighted-average shares outstanding		134,001,799		131,998,448

Earnings per share attributable to BlackRock, Inc., common stockholders:	$4.58	$4.50	$5.47	$5.36

Due to the similarities in terms between BlackRock series A, B and C non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B and C non-voting participating preferred stock to be common stock equivalents for purposes of earnings per share calculations. As such, the Company has included the outstanding series A, B and C non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three and nine months ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009, 1,242,487 stock options were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in acquisition

On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of newly-issued BlackRock common stock that were placed into an escrow account. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in 2008. In November 2009, 42,326 additional common shares were released and will have a dilutive effect for the three months ended December 31, 2009. The remaining 868,940 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement. The release of the remaining escrow could begin to occur in 2009 and be completed in 2010.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

16. Segment and Geographic Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with ASC 280-10, Segment Reporting (SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information).

The following table illustrates investment advisory and administration base and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fixed income	$226	$230	$640	$687
Cash management	149	176	490	535
Equity and balanced	471	549	1,198	1,820
Alternative investment products	116	184	311	489

Total investment advisory and administration base and performance fees	962	1,139	2,639	3,531

BlackRock Solutions and advisory	127	113	383	273
Distribution fees	25	34	73	103
Other revenue	26	27	61	93

Total revenue	$1,140	$1,313	$3,156	$4,000

The following tables illustrate the Company’s total revenue for the three and nine months ended September 30, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced.

	Three Months Ended September 30,
Revenues	2009	% of total	2008	% of total
North America	$793	70%	$891	68%
Europe	296	26%	366	28%
Asia-Pacific	51	4%	56	4%

Total revenues	$1,140	100%	$1,313	100%

	Nine Months Ended September 30,
Revenues	2009	% of total	2008	% of total
North America	$2,324	74%	$2,635	66%
Europe	710	22%	1,172	29%
Asia-Pacific	122	4%	193	5%

Total revenues	$3,156	100%	$4,000	100%

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

The following table shows the Company’s long-lived assets, including goodwill and property and equipment at September 30, 2009 and December 31, 2008 and does not necessarily reflect where the asset is physically located.

Long-Lived Assets	September 30, 2009		December 31, 2008
North America	$5,895	99%	$5,714	99%
Europe	27	0%	27	0%
Asia-Pacific	46	1%	52	1%

Total long-lived assets	$5,968	100%	$5,793	100%

North America primarily is comprised of the United States, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

17. Pending Transaction

BlackRock will acquire from Barclays all of the outstanding equity interests of subsidiaries of Barclays conducting the business of BGI in exchange for an aggregate of approximately 37.8 million shares of BlackRock common stock and participating preferred stock, subject to certain adjustments, and $6,600 in cash, subject to certain adjustments. The value of the 37.8 million shares will be determined at the time of closing, which is currently anticipated to be December 1, 2009, pending regulatory approvals and satisfaction of other customary closing conditions.

The shares of common stock and total capital stock issued to Barclays pursuant to the BGI Transaction will represent approximately 4.9% of the common stock and 19.9% of the total capital stock of BlackRock outstanding immediately following the closing of the BGI Transaction. Barclays will generally be restricted from purchasing additional shares of BlackRock common or preferred stock if it would result in Barclays holding more than 4.9% of the total voting power of BlackRock or more than 19.9% of the total capital stock of BlackRock on a fully diluted basis. In addition, Barclays will be restricted from transferring its BlackRock capital stock for one year after closing and 50% of its BlackRock capital stock for the next subsequent year, without the prior written consent of BlackRock.

The cash portion of the purchase price will be funded through a combination of existing cash, committed debt facilities and proceeds from the issuance of 19.9 million common and preferred shares to a group of institutional investors, including PNC. Both the debt facilities and the issuance of capital shares are 100% committed subject to the closing of the BGI Transaction.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

18. Subsequent Events

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “Program”) under which the Company may issue unsecured commercial paper notes (the “Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3,000. The proceeds of the commercial paper issuances will be used for general corporate purposes, including the financing of a portion of the BGI Transaction. Amounts available under the Program may be reborrowed. Subsidiaries of Bank of America and Barclays, as well as other third parties, will act as dealers under the Program.

The Company began issuance of notes under the Program on November 4, 2009. As of November 5, 2009, BlackRock had $525 of outstanding Notes with a weighted interest rate of 0.17% and a weighted maturity of 51 days.

Additional Subsequent Event Review

In addition to the subsequent events included in the notes to the financial statements, the Company reviewed subsequent events occurring through November 6, 2009, the date that these financial statements were issued, and determined that no additional subsequent events occurred that would require accrual or additional disclosures.

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

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is one of the largest publicly traded investment management firms in the world with $1.435 trillion of assets under management (“AUM”) at September 30, 2009. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and balanced and alternative investment separate accounts and funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch & Co., Inc. (“Merrill Lynch”). In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which each agreed to exchange a portion of the BlackRock voting common stock they held for non-voting preferred stock. On September 30, 2009, Bank of America/Merrill Lynch owned approximately 4.6% of BlackRock’s voting common stock and 46.1% of BlackRock’s capital stock on a fully diluted basis, and PNC owned approximately 43.8% of BlackRock’s voting common stock and 30.7% of BlackRock’s capital stock on a fully diluted basis.

On June 16, 2009, BlackRock announced that Barclays Bank PLC (“Barclays”) accepted its offer to acquire all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) and entered into a definitive purchase agreement to acquire BGI from Barclays (the “BGI Transaction”). The purchase price consideration consists of $6.6 billion in cash, subject to certain adjustments, and approximately 37.8 million shares of common and participating preferred stock, subject to certain adjustments. The cash portion of the transaction will be financed by $800 million from BlackRock’s cash position, a new $2 billion credit facility, which is expected to eventually be replaced with term debt, $1 billion of additional short-term debt, and $2.8 billion of capital from a group of institutional investors, including PNC. The shares of common stock and total capital stock issued to Barclays pursuant to the BGI Transaction will represent approximately 4.9% of the common stock and 19.9% of the total capital stock of BlackRock outstanding immediately following the closing of the BGI Transaction.

BlackRock, Inc.

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following table summarizes BlackRock’s operating performance for each of the three months ended September 30, 2009, June 30, 2009 and September 30, 2008 and the nine months ended September 30, 2009 and 2008. Certain prior year amounts have been revised or reclassified to conform to 2009 presentation as required by the retrospective adoption of the applicable paragraphs within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options issued (“ASC 470-20”), (FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), ASC 260-10, Earnings per Share (“ASC 260-10”) (FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) and ASC 810-10, Consolidation (“ASC 810-10”)(Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). For more information please refer to the Company’s Annual Report on Form 10K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009 and the Company’s Current Report on Form 8-K, which updated the financial information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on September 17, 2009.

	Three Months Ended			Variance vs. Three Months Ended
	September 30,		June 30,	September 30, 2008		June 30, 2009
	2009	2008	2009	Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$1,140	$1,313	$1,029	$(173)	(13)%	$111	11%
Total expenses	$783	$859	$768	$(76)	(9)%	$15	2%
Operating income	$357	$454	$261	$(97)	(21)%	$96	37%
Operating margin	31.3%	34.6%	25.4%	(3.3)%	(9)%	5.9%	23%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$61	$(120)	$51	$181	151%	$10	20%
Net income attributable to BlackRock, Inc.	$317	$217	$218	$100	46%	$99	45%
Diluted earnings per common share(e)	$2.27	$1.59	$1.59	$0.68	43%	$0.68	43%
As adjusted:
Operating income(a)	$400	$432	$302	$(32)	(7)%	$98	32%
Operating margin(a)	40.1%	38.4%	34.4%	1.7%	4%	5.7%	17%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$52	$(81)	$42	$133	164%	$10	24%
Net income attributable to BlackRock, Inc.(c),(d)	$293	$229	$239	$64	28%	$54	23%
Diluted earnings per common share(c),(d),(e)	$2.10	$1.67	$1.75	$0.43	26%	$0.35	20%
Other:
Diluted weighted-average common shares outstanding(e)	135,902,241	132,270,351	133,364,611	3,631,890	3%	2,537,630	2%
Assets under management	$1,434,769	$1,258,598	$1,373,160	$176,171	14%	$61,609	4%

BlackRock, Inc.

Financial Highlights—(continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	Nine Months Ended September 30,		Variance vs. Nine Months Ended September 30, 2008
	2009	2008	Amount	% Change
GAAP basis:
Total revenue	$3,156	$4,000	$(844)	(21)%
Total expenses	$2,267	$2,745	$(478)	(17)%
Operating income	$889	$1,255	$(366)	(29)%
Operating margin	28.2%	31.4%	(3.2)%	(10)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$(45)	$(129)	$84	65%
Net income attributable to BlackRock, Inc.	$619	$732	$(113)	(15)%
Diluted earnings per common share(e)	$4.50	$5.36	$(0.86)	(16)%

As adjusted:
Operating income(a)	$1,009	$1,292	$(283)	(22)%
Operating margin(a)	37.4%	37.9%	(0.5)%	(1)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$(59)	$(114)	$55	48%
Net income attributable to BlackRock, Inc.(c),(d)	$642	$766	$(124)	(16)%
Diluted earnings per common share(c),(d),(e)	$4.66	$5.61	$(0.95)	(17)%

Other:
Diluted weighted-average common shares outstanding(e)	134,001,799	131,998,448	2,003,351	2%
Assets under management	$1,434,769	$1,258,598	$176,171	14%

BlackRock, Inc.

Financial Highlights—(continued)

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

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2009	2008	2009	2009	2008
Operating income, GAAP basis	$357	$454	$261	$889	$1,255
Non-GAAP adjustments:
Restructuring charges	—	—	—	22	—
PNC LTIP funding obligation	15	14	15	45	44
Merrill Lynch compensation contribution	3	3	2	8	8
Barclays Global Investors (“BGI”) transaction/integration costs	16	—	15	31	—
Compensation expense related to (depreciation) appreciation on deferred compensation plans	9	(39)	9	14	(15)

Operating income, as adjusted	400	432	302	1,009	1,292
Closed-end fund launch costs	—	—	—	2	9
Closed-end fund launch commissions	—	—	—	1	—

Operating income used for operating margin measurement	$400	$432	$302	$1,012	$1,301

Revenue, GAAP basis	$1,140	$1,313	$1,029	$3,156	$4,000
Non-GAAP adjustments:
Portfolio administration and servicing costs	(119)	(149)	(125)	(371)	(455)
Amortization of deferred mutual fund sales commissions	(23)	(34)	(26)	(76)	(97)
Reimbursable property management compensation	—	(6)	—	—	(18)

Revenue used for operating margin measurement	$998	$1,124	$878	$2,709	$3,430

Operating margin, GAAP basis	31.3%	34.6%	25.4%	28.2%	31.4%

Operating margin, as adjusted	40.1%	38.4%	34.4%	37.4%	37.9%

BlackRock, Inc.

Financial Highlights—(continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Restructuring charges recorded in 2009 consist of compensation costs, occupancy costs and professional fees and have been deemed non-recurring by management and thus have been excluded from operating income, as adjusted, to help ensure the comparability of this information to prior periods. BGI transaction/integration costs recorded in 2009 consist principally of certain advisory fees, legal fees and consulting expenses incurred in conjunction with the announced transaction. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the Merrill Lynch compensation contribution, a portion of which has been received, have been excluded because these charges ultimately do not impact BlackRock’s book value.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction/integration costs, closed-end fund launch costs and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures. The non-GAAP measures by themselves may pose limitations because they do not include all of the Company’s revenues and expenses.

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

BlackRock, Inc.

Financial Highlights—(continued)

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

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2009	2008	2009	2009	2008
Non-operating income (expense), GAAP basis	$78	$(141)	$77	$(24)	$(165)
Net income (loss) attributable to non-controlling interests, GAAP basis	17	(21)	26	21	(36)

Non-operating income (expense), less net income (loss) attributable to non-controlling interests	61	(120)	51	(45)	(129)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(9)	39	(9)	(14)	15

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted	$52	$(81)	$42	$(59)	$(114)

Management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with depreciation (appreciation) on assets related to certain BlackRock deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides useful measures to investors of BlackRock’s non-operating results.

BlackRock, Inc.

Financial Highlights—(continued)

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

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2009	2008	2009	2009	2008
Net income attributable to BlackRock, Inc., GAAP basis	$317	$217	$218	$619	$732
Non-GAAP adjustments, net of tax:(d)
Restructuring charges	—	—	—	14	—
PNC LTIP funding obligation	9	10	10	29	29
Merrill Lynch compensation contribution	1	2	1	4	5
BGI transaction/integration costs	11	—	10	21	—
Local income tax law changes	(45)	—	—	(45)	—

Net income attributable to BlackRock, Inc., as adjusted	$293	$229	$239	$642	$766

Allocation of net income attributable to BlackRock, Inc., as adjusted:(f)
Common shares(e)	$285	$221	$233	$625	$741
Participating RSUs	8	8	6	17	25

Net income attributable to BlackRock, Inc., as adjusted	$293	$229	$239	$642	$766

Diluted weighted average common shares outstanding(e)	135,902,241	132,270,351	133,364,611	134,001,799	131,998,448

Diluted earnings per common share, GAAP basis(e)	$2.27	$1.59	$1.59	$4.50	$5.36

Diluted earnings per common share, as adjusted(e)	$2.10	$1.67	$1.75	$4.66	$5.61

The restructuring charges and BGI transaction/integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help ensure the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the Merrill Lynch compensation contribution, a portion of which has been received, have been excluded from net income attributable to BlackRock, Inc., as adjusted, because these charges ultimately do not impact BlackRock’s book value.

BlackRock, Inc.

Financial Highlights—(continued)

During third quarter 2009, legislation was enacted primarily with respect to New York City corporate income taxes, effective January 1 2009, which resulted in a revaluation of deferred income tax assets and liabilities. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it is non-recurring and to ensure comparability of this information to prior reporting periods.

(d) The tax rates used represent BlackRock’s corporate effective tax rates in the respective periods, which exclude certain adjustments that were recorded. For each of the quarters ended September 30, 2009, September 30, 2008 and June 30, 2009, non-GAAP adjustments were tax effected at 35%. For each of the nine months ended September 30, 2009 and 2008, non-GAAP adjustments were tax effected at 35%.

(e) Series A, B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of ASC 260-10, Earnings per Share (FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).

(f) Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in ASC 260-10 (SFAS No. 128, Earnings per Share).

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

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain products, or, in the case of certain real estate equity clients, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange gains or losses and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

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

Operating expenses reflect employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions, general and administration expenses and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, commissions, deferred and incentive compensation, and related benefit costs. Portfolio administration and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement and to PNC-affiliated entities, as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products.

BlackRock holds investments primarily in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage funds, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record or to hedge exposure to certain deferred compensation plans. Non-operating income (expense) includes the impact of changes in the valuations of these investments.

Assets Under Management

AUM for reporting purposes is generally based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

BlackRock, Inc.

Assets Under Management Summary

(Dollar amounts in millions)

				Variance vs.
	September 30, 2009	June 30, 2009	September 30, 2008	June 30, 2009	September 30, 2008
Fixed income	$539,590	$509,656	$502,066	6%	7%
Equity and balanced	390,643	329,622	351,428	19%	11%
Alternative investment products	51,210	51,562	71,308	(1)%	(28)%

Long-dated	981,443	890,840	924,802	10%	6%
Cash management	290,440	316,702	290,692	(8)%	0%

Sub-total	1,271,883	1,207,542	1,215,494	5%	5%
Advisory AUM[1]	162,886	165,618	43,104	(2)%	278%

Total	$1,434,769	$1,373,160	$1,258,598	4%	14%

BlackRock, Inc.

Mix of Assets Under Management

By Asset Class

	September 30, 2009	June 30, 2009	September 30, 2008
Fixed income	38%	37%	40%
Equity and balanced	27%	24%	28%
Alternative investment products	4%	4%	6%

Long-dated	69%	65%	74%
Cash management	20%	23%	23%

Sub-total	89%	88%	97%
Advisory AUM[1]	11%	12%	3%

Total	100%	100%	100%

[1]	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2009.

(Dollar amounts in millions)	June 30, 2009	Net subscriptions (redemptions)[1]	Market appreciation (depreciation)	Foreign Exchange[2]	September 30, 2009
Fixed income	$509,656	$3,454	$24,262	$2,218	$539,590
Equity and balanced	329,622	11,907	46,944	2,170	390,643
Alternative investment products	51,562	(845)	383	110	51,210

Long-dated	890,840	14,516	71,589	4,498	981,443
Cash management	316,702	(26,388)	173	(47)	290,440

Sub-total	1,207,542	(11,872)	71,762	4,451	1,271,883
Advisory AUM[3]	165,618	(4,600)	(176)	2,044	162,886

Total	$1,373,160	$(16,472)	$71,586	$6,495	$1,434,769

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Foreign exchange reflects the impact of converting non-dollar denominated AUM into U.S. dollars for reporting purposes.
[3]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $62 billion, or 4%, to $1.435 trillion at September 30, 2009, compared to $1.373 trillion at June 30, 2009. The growth in AUM was attributable to $72 billion in net market appreciation, $6 billion in foreign exchange translation, offset by $16 billion in net redemptions. Net market appreciation of $72 billion included $47 billion of appreciation in equity and balanced assets due to an increase in global equity markets and $24 billion in fixed income products due to current income and changes in interest rate spreads. The $6 billion net increase in AUM from foreign exchange was due to the weakening of the U.S. dollar primarily against the Euro and Japanese Yen, which resulted in an increase in AUM from converting non U.S. dollar denominated AUM into U.S. dollars.

Net Subscriptions/(Redemptions)

Net redemptions of $16 billion for the three months ended September 30, 2009 included net redemptions, including distributions, of $21 billion from institutional clients, offset by net subscriptions of $5 billion from retail and high net worth clients.

Net subscriptions of $12 billion in equity and balanced products were primarily the result of net subscriptions of $4 billion in passive index strategies, $3 billion in global allocation and balanced products, and $4 billion in equity products spread across U.S. equity, sector and regional/country funds. Net subscriptions of $3 billion in fixed income products were concentrated in U.S. core bond and local currency strategies, partially offset by net redemptions in targeted duration products due to rebalancing into equities. Net outflows included $26 billion in cash management products as a result of asset reallocation by both institutional and retail investors due to exceptionally low level yields. Cash management outflows from primarily institutional U.S. clients accounted for $30 billion of net outflows, which were partially offset by $4 billion of inflows from international investors. Advisory AUM outflows included $5 billion of net distributions from long-term liquidation portfolios.

The following table presents the component changes in BlackRock’s AUM for the nine months ended September 30, 2009.

(Dollar amounts in millions)	December 31, 2008	Net subscriptions (redemptions)[1]	Acquisition[2]	Market appreciation (depreciation)	Foreign exchange[3]	September 30, 2009
Fixed income	$483,173	$12,536	$—	$39,125	$4,756	$539,590
Equity and balanced	280,821	33,271	—	69,094	7,457	390,643
Alternative investment products	59,723	(6,092)	1,344	(4,295)	530	51,210

Long-dated	823,717	39,715	1,344	103,924	12,743	981,443
Cash management	338,439	(49,534)	—	258	1,277	290,440

Sub-total	1,162,156	(9,819)	1,344	104,182	14,020	1,271,883
Advisory AUM[4]	144,995	14,154	—	3	3,734	162,886

Total	$1,307,151	$4,335	$1,344	$104,185	$17,754	$1,434,769

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Net assets acquired from R3 Capital Management, LLC in April 2009.
[3]	Foreign exchange reflects the impact of converting non U.S.-dollar denominated AUM into U.S. dollars for reporting purposes.
[4]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $128 billion, or 10%, to $1.435 trillion at September 30, 2009, compared with $1.307 trillion at December 31, 2008. The increase in AUM was attributable to $104 billion in net market appreciation, $18 billion in AUM from foreign exchange translation, $4 billion in net subscriptions and $1 billion as a result of the acquisition of the R3 Capital Partners funds. Net market appreciation of $104 billion included $69 billion of appreciation in equity and balanced products and $39 billion in fixed income products due to significant improvements in second and third quarters in both the equity and fixed income markets, partially offset by $4 billion of net market depreciation in alternative investment products, primarily in real estate products. The $18 billion increase in AUM from foreign exchange was across all asset classes due to the weakening of the U.S. dollar primarily against the British pound, which resulted in an increase in AUM from converting non U.S. dollar denominated AUM into U.S. dollars.

Net Subscriptions/(Redemptions)

Net subscriptions of $4 billion for the nine months ended September 30, 2009 included $12 billion from retail and high net worth clients offset by net redemptions of $8 billion from institutional clients.

Net subscriptions were attributable to net new business of $33 billion in equity and balanced products, including $16 billion in passive index strategies, $7 billion in asset allocation strategies and $10 billion in equity products spread across U.S. equity, sector and regional/country funds, $13 billion in fixed income products including $8 billion in local currency strategies and net new business of $14 billion in long-term advisory liquidation assignments. Cash management products had $50 billion of net outflows primarily in government and prime funds as clients reallocated capital to long-dated assets, and $6 billion in alternative investment products.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended September 30, 2009.

(Dollar amounts in millions)	September 30, 2008	Net subscriptions (redemptions)[1]	Acquisition[2]	Market appreciation (depreciation)	Foreign exchange[3]	September 30, 2009
Fixed income	$502,066	$(3,646)	$—	$39,277	$1,893	$539,590
Equity and balanced	351,428	30,990	—	12,057	(3,832)	390,643
Alternative investment products	71,308	(8,992)	1,344	(12,303)	(147)	51,210

Long-dated	924,802	18,352	1,344	39,031	(2,086)	981,443
Cash management	290,692	(930)	—	546	132	290,440

Sub-total	1,215,494	17,422	1,344	39,577	(1,954)	1,271,883
Advisory AUM[4]	43,104	115,977	—	71	3,734	162,886

Total	$1,258,598	$133,399	$1,344	$39,648	$1,780	$1,434,769

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Net assets acquired from R3 Capital Management, LLC in April 2009.
[3]	Foreign exchange reflects the impact of converting non U.S.-dollar denominated AUM into U.S. dollars for reporting purposes.
[4]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $176 billion, or 14%, to $1.435 trillion at September 30, 2009, compared with $1.259 trillion at September 30, 2008. The increase in AUM was attributable to $133 billion in net subscriptions, $40 billion in net market appreciation, $2 billion in foreign exchange translation and $1 billion as a result of the acquisition of the R3 Capital Partners funds. Net market appreciation of $40 billion included $39 billion in fixed income products and $12 billion of appreciation in equity and balanced due to significant improvements in second and third quarters in both the equity and fixed income markets, partially offset by $12 billion of net market depreciation in alternative investment products, primarily in real estate products. The $2 billion net increase in AUM from foreign exchange was primarily in advisory long-term portfolio liquidation assignments and fixed income products, partially offset by a foreign exchange decrease in equity and balanced products.

Net Subscriptions/(Redemptions)

Net subscriptions of $133 billion for the twelve months ended September 30, 2009 included $129 billion from institutional clients and $4 billion from retail and high net worth clients.

Net subscriptions of $133 billion for the twelve months ended September 30, 2009 were attributable to net new business of $116 billion in long-term advisory liquidation assignments, $31 billion in equity and balanced products primarily related to index, sector, and regional/country strategies, partially offset by net outflows of $4 billion in fixed income products including $16 billion of outflows in global and targeted duration strategies, offset by $12 billion of inflows in local currency and municipal strategies and $9 billion of outflows in alternative investment products.

Operating results for the three months ended September 30, 2009, as compared with the three months ended September 30, 2008.

Revenue

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Investment advisory and administration fees:
Fixed income	$224	$230	$(6)	(3)%
Cash management	149	176	(27)	(15)%
Equity and balanced	454	540	(86)	(16)%
Alternative investment products	86	138	(52)	(38)%

Investment advisory and administration base fees	913	1,084	(171)	(16)%
Fixed income	2	—	2	NM
Equity and balanced	17	9	8	89%
Alternative investment products	30	46	(16)	(35)%

Investment advisory performance fees	49	55	(6)	(11)%

Total investment advisory and administration base and performance fees	962	1,139	(177)	(16)%

BlackRock Solutions and advisory	127	113	14	12%
Distribution fees	25	34	(9)	(26)%
Other revenue	26	27	(1)	(4)%

Total revenue	$1,140	$1,313	$(173)	(13)%

NM—Not Meaningful

Total revenue for the three months ended September 30, 2009 decreased $173 million, or 13%, to $1,140 million, compared with $1,313 million for the three months ended September 30, 2008. The $173 million decrease was the result of a $177 million decrease in total investment advisory and administration base and performance fees, a $10 million decrease in distribution fees and other revenue, offset by a $14 million increase in BlackRock Solutions and advisory revenue.

Investment Advisory and Administration Base and Performance Fees

The decrease in investment advisory and administration fees of $177 million, or 16%, was the result of a decrease in investment advisory and administration base fees of $171 million, or 16%, to $913 million for the three months ended September 30, 2009, compared with $1,084 million for the three months ended September 30, 2008 and a decrease of $6 million in performance fees.

The decrease in investment advisory and administration base fees of $171 million for the three months ended September 30, 2009, compared with the three months ended September 30, 2008 consisted of decreases in base fees of $86 million in equity and balanced products, $52 million in alternative investment products, $27 million in cash management products and $6 million in fixed income products primarily associated with a market driven reduction in average AUM of equity and balanced and alternative investment products and a reduction of average AUM of cash management products due to net outflows.

Investment advisory performance fees decreased $6 million, or 11%, to $49 million for the three months ended September 30, 2009, as compared to $55 million for the three months ended September 30, 2008. The decrease relates primarily to a reduction in performance fees in alternative equity hedge funds, partially offset by an increase in international equity and balanced separate accounts.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended September 30, 2009 increased $14 million, or 12%, compared with the three months ended September 30, 2008. The increase in BlackRock Solutions and advisory revenue was primarily due to additional advisory assignments which have AUM based fees and additional Aladdin and risk management mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees decreased $9 million to $25 million for the three months ended September 30, 2009, as compared to $34 million for the three months ended September 30, 2008. The decrease in distribution fees was primarily the result of lower sales, redemptions and AUM in certain share classes of open-end mutual funds.

Other Revenue

Other revenue of $26 million for the three months ended September 30, 2009 decreased $1 million compared with the three months ended September 30, 2008. Other revenue for the three months ended September 30, 2009 included $11 million in BlackRock’s share of underlying earnings from certain operating/advisory company investments, $4 million of unit trust sales commissions, $2 million of net interest related to securities lending, and $9 million of other revenue.

The decrease in other revenue of $1 million, or 4%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily the result of a $9 million decline in real estate property management fees related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, a $4 million decrease in net interest earned related to securities lending, offset by a $12 million increase in BlackRock’s share of underlying earnings from certain operating/advisory company investments.

Expenses

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Expenses:
Employee compensation and benefits	$444	$468	$(24)	(5)%
Portfolio administration and servicing costs	119	149	(30)	(20)%
Amortization of deferred mutual fund sales commissions	23	34	(11)	(32)%
General and administration	161	171	(10)	(6)%
Amortization of intangible assets	36	37	(1)	(3)%

Total expenses, GAAP	$783	$859	$(76)	(9)%

Total expenses, GAAP	$783	$859	$(76)	(9)%
Less: Non-GAAP adjustments:
PNC LTIP funding obligation	15	14	1	7%
Merrill Lynch compensation contribution	3	3	—	0%
BGI transaction/integration costs	16	—	16	NM
Compensation expense related to (depreciation) appreciation on deferred compensation plans	9	(39)	48	123%

Total non-GAAP adjustments	43	(22)	65	295%

Total expenses, as adjusted	$740	$881	$(141)	(16)%

NM—Not Meaningful

Total GAAP expenses decreased $76 million, or 9%, to $783 million for the three months ended September 30, 2009, compared with $859 million for the three months ended September 30, 2008. Excluding certain items deemed non-recurring by management or transactions that ultimately will not impact the Company’s book value, total expenses decreased $141 million, or 16%. The decrease is attributable to decreases in employee compensation and benefits, portfolio administration and servicing costs, amortization of deferred mutual fund sales commissions and general and administration expenses.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $24 million, or 5%, to $444 million, for the three months ended September 30, 2009, compared to $468 million for the three months ended September 30, 2008. The decrease in employee compensation and benefits expense was primarily attributable to a $52 million decrease in salaries and benefits primarily due to lower employment levels as a result of BlackRock’s cost control efforts and a $22 million decline in incentive compensation associated with the decrease in operating income, offset partially by a $50 million increase in deferred compensation expense. The increase in deferred compensation expense is offset by a $48 million increase in non-operating income related to appreciation on assets associated with certain deferred compensation plans. Employees at September 30, 2009 totaled 5,044 as compared to 6,262 (including 387 Metric employees) and 5,875 (excluding Metric employees) at September 30, 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs decreased $30 million to $119 million during the three months ended September 30, 2009, compared to $149 million for the three months ended September 30, 2008. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $30 million decrease primarily related to lower levels of average AUM in cash management and open-end funds and an increase in fee waivers within certain cash management funds, resulting in lower payments.

Portfolio administration and servicing costs for the three months ended September 30, 2009 included $88 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $4 million of costs attributable to PNC and affiliates as compared to $119 million and $7 million, respectively, for the three months ended September 30, 2008. Portfolio administration and servicing costs related to other third parties increased $4 million to $27 million for the three months ended September 30, 2009, as compared to $23 million for the three months ended September 30, 2008 due to an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions decreased to $23 million for the three months ended September 30, 2009, as compared to $34 million for the three months ended September 30, 2008. The decrease in amortization of deferred mutual fund sales commissions was primarily the result of continued lower sales in certain share classes of open-end mutual funds.

General and Administration Expenses

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
General and administration expenses:
Marketing and promotional	$20	$41	$(21)	(51)%
Technology	27	32	(5)	(16)%
Portfolio services	35	38	(3)	(8)%
Occupancy	36	34	2	6%
Professional services	28	18	10	56%
Other general and administration	15	8	7	88%

Total general and administration expenses	$161	$171	$(10)	(6)%

General and administration expenses decreased $10 million, or 6%, to $161 million for the three months ended September 30, 2009 compared to $171 million for the three months ended September 30, 2008. The three months ended September 30, 2009, included $3 million, $1 million and $12 million of marketing and promotional, technology and professional services expenses, respectively related to the BGI Transaction. Excluding these expenses, general and administration expenses decreased $26 million, or 15%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Marketing and promotional expenses decreased $21 million, or 51%, primarily due to a decline in travel and promotional expenses. Portfolio service costs decreased $3 million, or 8%, to $35 million due to a reduction of AUM on certain products, which BlackRock incurs fund related expenses. Technology expenses decreased $5 million, or 16%, to $27 million compared to $32 million for the three months ended September 30, 2008 primarily due to a decrease in software licensing and maintenance and outsourced services expenses. Professional services increased $10 million, or 56%, to $28 million compared to $18 million for the three months ended September 30, 2008 primarily related to $12 million of BGI transaction/integration costs incurred in third quarter 2009. Other general and administration expenses increased $7 million, or 88%, to $15 million from $8 million, primarily the result of a $27 million decrease in foreign currency remeasurement benefits, partially offset by the result of cost control efforts and $3 million of costs incurred in 2008 associated with the support of two enhanced cash funds.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Non-operating income (expense), GAAP basis	$78	$(141)	$219	155%
Net income (loss) attributable to non-controlling interests, GAAP basis	17	(21)	38	181%

Non-operating income (expense)[1]	61	(120)	181	151%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(9)	39	(48)	(123)%

Non-operating income (expense), as adjusted[1]	$52	$(81)	$133	164%

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Net gain (loss) on investments[1]
Private equity	$13	$(4)	$17	425%
Real estate	(6)	(14)	8	57%
Distressed credit/mortgage funds	47	(48)	95	198%
Hedge funds/funds of hedge funds	7	(18)	25	139%
Other investments[2]	2	1	1	100%

Sub-total	63	(83)	146	176%
Investments related to deferred compensation plans	9	(39)	48	123%

Total net gain (loss) on investments[1]	72	(122)	194	159%
Interest and dividend income	4	20	(16)	(80)%
Interest expense	(15)	(18)	3	(17)%

Total non-operating income (expense)[1]	61	(120)	181	151%
Compensation expense related to (appreciation) on deferred compensation plans	(9)	39	(48)	(123)%

Non-operating income (expense), as adjusted[1]	$52	$(81)	$133	164%

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.
[2]	Includes net gains/(losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating income, net of non-controlling interests, increased $181 million to $61 million for the three months ended September 30, 2009, as compared to $120 million of non-operating expense, net of non-controlling interest for the three months ended September 30, 2008. The $61 million non-operating income, net of non-controlling interests, related to the Company’s co-investments and seed investments included net gains in distressed credit/mortgage funds of $47 million, private equity products of $13 million, hedge funds/funds of hedge funds of $7 million, fixed income and equity investments of $2 million, and investments related to deferred compensation plans of $9 million, offset by a $6 million decrease in valuations from real estate equity/debt products. In addition, net interest expense was $11 million, an increase of $13 million primarily due to a decline in interest rates earned on cash equivalents and paid on the Company’s revolving credit facility.

Net Economic Investment Portfolio

The Company reviews its net economic exposure to its investment portfolio by reducing its GAAP investments by the net assets attributable to non-controlling interests of consolidated sponsored investment funds. Changes in the investment portfolio are due to purchases, sales, maturities, distributions as well as the impact of valuations. The following table represents the carrying value, by asset type, at September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008	Variance
			Amount	% Change
Private equity	$229	$253	$(24)	(9)%
Real estate	45	235	(190)	(81)%
Distressed credit/mortgage funds	216	226	(10)	(4)%
Hedge funds/funds of hedge funds	112	192	(80)	(42)%
Other investments	145	267	(122)	(46)%

Total net “economic” investment exposure	747	1,173	(426)	(36)%
Deferred compensation investments	67	97	(30)	(31)%
Hedged investments	34	63	(29)	(46)%

Total net “economic” investments	$848	$1,333	$(485)	(36)%

Income Tax Expense

Income tax expense was $101 million and $117 million for the three months ended September 30, 2009 and 2008, respectively. The effective income tax rate for the three months ended September 30, 2009 was 24.2%, as compared to 35.0% for the three months ended September 30, 2008. Excluding approximately $45 million of tax benefits related to legislation effective January 1, 2009 with respect to New York City corporate income taxes which was enacted during third quarter 2009, which resulted in a revaluation of certain deferred income tax assets and liabilities, the effective income tax rate was 35.0%.

Operating Income and Operating Margin

GAAP

Operating income totaled $357 million for the three months ended September 30, 2009, which was a decrease of $97 million compared to the three months ended September 30, 2008. The reduction of operating income for the three months ended September 30, 2009 included the impact of a $171 million decrease in investment advisory and administration base fees, associated with a market-driven reduction in average AUM of equity and balanced, and alternative investment products classes and a $6 million decrease in performance fee revenue. The decrease in total revenue is offset by a $76 million decrease in operating expenses due to declines in employee compensation and benefits, portfolio administration and servicing costs, general and administration expenses and amortization of deferred mutual fund sales commissions.

The Company’s operating margin was 31.3% for the three months ended September 30, 2009, compared to 34.6% for the three months ended September 30, 2008. The decrease in operating margin includes the impact of a $27 million decline in foreign currency remeasurement benefits.

As Adjusted

Operating income, as adjusted, totaled $400 million for the three months ended September 30, 2009, which was a decrease of $32 million compared to the three months ended September 30, 2008. The decline of operating income, as adjusted, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is related to the impact of the $173 million decrease in total revenue offset by a $141 million decrease in operating expenses, as adjusted, primarily due to declines in employee compensation and benefits, portfolio administration and servicing costs and general and administration expenses.

Operating margin, as adjusted, was 40.1% and 38.4% for the three months ended September 30, 2009 and 2008, respectively. Operating margin, as adjusted was impacted by $3 million and $30 million of foreign currency remeasurement benefits in third quarter 2009 and third quarter 2008, respectively.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$357	$454	(21)%	$400	$432	(7)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	61	(120)	151%	52	(81)	164%
Income tax expense	(101)	(117)	(14)%	(159)	(122)	30%

Net income attributable to BlackRock, Inc.	$317	$217	46%	$293	$229	28%

Net income allocated to:
Common shares	$308	$210	47%	$285	$221	29%
Participating RSUs	9	7	29%	8	8	0%

Net income attributable to BlackRock, Inc.	$317	$217	46%	$293	$229	28%

Total weighted-average common shares outstanding[1]	135,902,241	132,270,351	3%	135,902,241	132,270,351	3%
Diluted earnings attributable to BlackRock, Inc. shareholders per common share	$2.27	$1.59	43%	$2.10	$1.67	26%

[1]

Series A, B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of ASC 260-10, Earnings per Share.

Net income attributable to BlackRock, Inc. for the three months ended September 30, 2009 included operating income of $357 million, or $1.66 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $61 million, or $0.28 per diluted common share and a $45 million, or $0.33 per diluted common share, tax benefit related to the local income tax law changes. Net income attributable to BlackRock, Inc. totaled $317 million, or $2.27 per diluted common share, for the three months ended September 30, 2009, which was an increase of $100 million, or $0.68 per diluted common share, compared to the three months ended September 30, 2008.

Net income attributable to BlackRock, Inc. for the three months ended September 30, 2009 included the after-tax impact of BGI transaction/integration costs of $11 million, the portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million, and an expected contribution, a portion of which has been paid by Merrill Lynch in third quarter 2009, of $1 million to fund certain compensation of former Merrill Lynch Investment Managers (“MLIM”) employees. In addition, net income for the three months ended September 30, 2009 included a $45 million one-time reduction in income tax expense as a result of enacted legislation primarily with respect to New York City corporate income taxes, which resulted in a revaluation of certain deferred income tax assets and liabilities.

Net income attributable to BlackRock, Inc. of $217 million for the three months ended September 30, 2008 included the after-tax impact of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees, a portion of which has been received by BlackRock in third quarter 2009.

Exclusive of these items in both periods, diluted earnings per common share, as adjusted, of $2.10 for the three months ended September 30, 2009 increased $0.43, or 26%, compared to the three months ended September 30, 2008. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Investment advisory and administration fees:
Fixed income	$630	$685	$(55)	(8)%
Cash management	490	535	(45)	(8)%
Equity and balanced	1,173	1,743	(570)	(33)%
Alternative investment products	269	414	(145)	(35)%

Investment advisory and administration base fees	2,562	3,377	(815)	(24)%
Fixed income	10	2	8	400%
Equity and balanced	25	77	(52)	(68)%
Alternative investment products	42	75	(33)	(44)%

Investment advisory performance fees	77	154	(77)	(50)%

Total investment advisory and administration base and performance fees	2,639	3,531	(892)	(25)%

BlackRock Solutions and advisory	383	273	110	40%
Distribution fees	73	103	(30)	(29)%
Other revenue	61	93	(32)	(34)%

Total revenue	$3,156	$4,000	$(844)	(21)%

Total revenue for the nine months ended September 30, 2009 decreased $844 million, or 21%, to $3,156 million, compared with $4,000 million for the nine months ended September 30, 2008. The $844 million decrease was the result of an $892 million decrease in total investment advisory and administration base and performance fees, a $32 million decrease in other revenue and a $30 million decrease in distribution fees, offset by a $110 million increase in BlackRock Solutions and advisory revenue.

Investment Advisory and Administration Base and Performance Fees

The decrease in investment advisory and administration base and performance fees of $892 million, or 25%, was the result of a decrease in investment advisory and administration base fees of $815 million, or 24%, to $2,562 million for the nine months ended September 30, 2009, compared with $3,377 million for the nine months ended September 30, 2008 and a decrease of $77 million in performance fees.

The decrease in investment advisory and administration base fees of $815 million for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008 consisted of decreases in base fees of $570 million in equity and balanced products, $145 million in alternative investment products, $55 million in fixed income products and $45 million in cash management products primarily associated with a market driven reduction in average AUM for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 for all asset classes.

Investment advisory performance fees decreased $77 million, or 50%, to $77 million for the nine months ended September 30, 2009, as compared to $154 million for the nine months ended September 30, 2008, primarily due to a reduction in performance fees in international equity and balanced separate accounts and alternative equity hedge funds.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the nine months ended September 30, 2009 increased $110 million, or 40%, compared with the nine months ended September 30, 2008. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory assignments during the period, as well as additional Aladdin and risk management mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees decreased $30 million to $73 million for the nine months ended September 30, 2009, as compared to $103 million for the nine months ended September 30, 2008. The decrease in distribution fees was primarily the result of lower sales, redemptions and AUM in certain share classes of open-end mutual funds.

Other Revenue

Other revenue of $61 million for the nine months ended September 30, 2009 decreased $32 million compared with the nine months ended September 30, 2008. Other revenue for the nine months ended September 30, 2009 included $13 million of unit trust sales commissions, $13 million in BlackRock’s share of underlying earnings from certain operating/advisory company investments, $10 million of net interest related to securities lending, $6 million in fees earned for fund accounting services and $19 million of class A sales commissions and other revenue.

The decrease in other revenue of $32 million, or 34%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily the result of a $26 million decline in property management fees primarily related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, a $13 million decrease in net interest earned related to securities lending and a $6 million decline in unit trust sales commissions, partially offset by a $13 million increase in BlackRock’s share of underlying earnings from certain operating/advisory company investments.

Expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Expenses:
Employee compensation and benefits	$1,185	$1,489	$(304)	(20)%
Portfolio administration and servicing costs	371	455	(84)	(18)%
Amortization of deferred mutual fund sales commissions	76	97	(21)	(22)%
General and administration	505	593	(88)	(15)%
Restructuring charges	22	—	22	NM
Amortization of intangible assets	108	111	(3)	(3)%

Total expenses, GAAP	$2,267	$2,745	$(478)	(17)%

Total expenses, GAAP	$2,267	$2,745	$(478)	(17)%
Less: Non-GAAP adjustments:
Restructuring charges	22	—	22	NM
PNC LTIP funding obligation	45	44	1	2%
Merrill Lynch compensation contribution	8	8	—	0%
BGI transaction/integration costs	31	—	31	NM
Compensation expense related to (depreciation) appreciation on deferred compensation plans	14	(15)	29	193%

Total non-GAAP adjustments	120	37	83	224%

Total expenses, as adjusted	$2,147	$2,708	$(561)	(21)%

NM—Not Meaningful

Total GAAP expenses decreased $478 million, or 17%, to $2,267 million for the nine months ended September 30, 2009, compared to $2,745 million for the nine months ended September 30, 2008. Excluding certain items deemed non-recurring by management or transactions that ultimately will not impact the Company’s book value, total expenses, as adjusted, decreased $561 million, or 21%. The decrease is attributable to decreases in employee compensation and benefits, general and administration expenses, portfolio administration and servicing costs and amortization of deferred mutual funds sales commissions.

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $304 million, or 20%, to $1,185 million, for the nine months ended September 30, 2009, compared to $1,489 million for the nine months ended September 30, 2008. The decrease in employee compensation and benefits expense was attributable to a $182 million reduction in incentive compensation primarily associated with the decrease in operating income and performance fees, a $155 million decrease in salaries, benefits and commissions due to lower employment levels as a result of the Company’s cost control efforts and outsourcing of Metric services, partially offset by a $33 million increase in deferred compensation which is offset primarily by an increase in non-operating income related to appreciation on assets associated with certain deferred compensation plans. Employees at September 30, 2009 totaled 5,044 as compared to 6,262 (including 387 Metric employees) and 5,875 (excluding Metric employees) at September 30, 2008.

Portfolio Administration and Servicing Costs

Portfolio administration and servicing costs decreased $84 million to $371 million during the nine months ended September 30, 2009, compared to $455 million for the nine months ended September 30, 2008. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the administration and servicing of client investments in certain BlackRock products. The $84 million decrease primarily related to lower levels of average AUM serviced by related parties across all asset classes and an increase in waivers within certain cash management funds, resulting in lower payments.

Portfolio administration and servicing costs for the nine months ended September 30, 2009 included $277 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $14 million of costs attributable to PNC and affiliates as compared to $359 million and $24 million, respectively, in the nine months ended September 30, 2008. Portfolio administration and servicing costs related to other third parties increased $8 million to $80 million for the nine months ended September 30, 2009, as compared to $72 million for the nine months ended September 30, 2008 due to an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions decreased $21 million to $76 million for the nine months ended September 30, 2009, as compared to $97 million for the nine months ended September 30, 2008. The decrease in amortization of deferred mutual fund sales commissions was primarily the result of continued lower sales and redemptions in certain share classes of U.S. open-end mutual funds.

General and Administration Expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
General and administration expenses:
Marketing and promotional	$52	$128	$(76)	(59)%
Portfolio services	105	125	(20)	(16)%
Technology	78	93	(15)	(16)%
Closed-end fund launch costs	2	9	(7)	(78)%
Occupancy	107	102	5	5%
Professional services	70	59	11	19%
Other general and administration	91	77	14	18%

Total general and administration expenses	$505	$593	$(88)	(15)%

General and administration expenses decreased $88 million, or 15%, for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The nine months ended September 30, 2009 included $3 million, $1 million and $27 million of marketing and promotional, technology and professional services expenses, respectively related to the BGI Transaction. Excluding these expenses, general and administration expenses decreased $119 million, or 20%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Marketing and promotional expenses decreased $76 million, or 59%, primarily due to a decline in travel and promotional expenses. Portfolio service costs decreased $20 million, or 16%, to $105 million, due to a reduction of AUM on certain products that BlackRock incurs fund related expenses. Technology expenses decreased $15 million, or 16%, to $78 million compared to $93 million for the nine months ended September 30, 2008 primarily due to a decrease in software licensing/maintenance and technology consulting expenses. Professional services increased $11 million, or 19%, to $70 million compared to $59 million for the nine months ended September 30, 2008 primarily related to legal, advisory and consulting costs incurred in connection with the BGI Transaction. Other general and administration expenses increased $14 million, or 18%, to $91 million from $77 million, primarily related to an increase in balance sheet related foreign currency remeasurement and expenses for potentially uncollectible receivables, partially offset by a reduction of various expenses primarily the result of cost control efforts.

Restructuring Charges

For the nine months ended September 30, 2009 BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts. See Note 11, Restructuring Charges, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Non-operating (expense), GAAP basis	$(24)	$(165)	$141	85%
Net income (loss) attributable to non-controlling interests, GAAP basis	21	(36)	57	158%

Non-operating (expense)[1]	(45)	(129)	84	65%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(14)	15	(29)	(193)%

Non-operating (expense), as adjusted[1]	$(59)	$(114)	$55	48%

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Net gain (loss) on investments[1]
Private equity	$4	$6	$(2)	(33)%
Real estate	(111)	(36)	(75)	(208)%
Distressed credit/mortgage funds	79	(44)	123	280%
Hedge funds/funds of hedge funds	9	(26)	35	135%
Other investments[2]	(11)	(11)	—	0%

Sub-total	(30)	(111)	81	73%
Investments related to deferred compensation plans	14	(15)	29	193%

Total net gain (loss) on investments[1]	(16)	(126)	110	87%
Net income (loss) attributable to other non-controlling interests[3]	—	(1)	1	100%
Interest and dividend income	16	52	(36)	(69)%
Interest expense	(45)	(54)	9	(17)%

Total non-operating income (expense)[1]	(45)	(129)	84	65%
Compensation expense related to (appreciation) on deferred compensation plans	(14)	15	(29)	(193)%

Non-operating expense, as adjusted[1]	$(59)	$(114)	$55	48%

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) includes investment and non-investment activities.
[2]	Includes net gains/(losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.
[3]	Includes non-controlling interests related to operating entities (non-investment activities).

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $84 million to $45 million for the nine months ended September 30, 2009, as compared to $129 million for the nine months ended September 30, 2008. The $45 million non-operating expense, less non-controlling interests, related to the Company’s co-investment and seed investments, included net losses in real estate products of $111 million and other investments of $11 million, partially offset by valuation gains in distressed credit/mortgage funds of $79 million, investments related to deferred compensation plans of $14 million, hedge funds/funds of hedge funds of $9 million and private equity products of $4 million. In addition, net interest expense was $29 million, an increase of $27 million primarily due to a decline in interest rates earned on cash equivalents and paid on its line of credit.

Income Tax Expense

Income tax expense was $225 million and $394 million for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rate for the nine months ended September 30, 2009 was 26.7%, as compared to 35.0% for the nine months ended September 30, 2008. Excluding approximately $45 million of tax benefits, related to legislation which was enacted with respect to New York City corporate income taxes and $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of outstanding tax matters, the effective income tax rate for the nine months ended September 30, 2009 was 35.0%.

Operating Income and Operating Margin

GAAP

Operating income totaled $889 million for the nine months ended September 30, 2009, which was a decrease of $366 million compared to the nine months ended September 30, 2008. Operating income for the nine months ended September 30, 2009 included the impact of an $815 million decrease in investment advisory and administration base fees, associated with a market driven reduction in average AUM for all asset classes for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, a $77 million decrease in performance fees revenue, and a $62 million reduction in other revenue and distribution fees, offset by a $110 million increase in BlackRock Solutions and advisory revenue and a $478 million decrease in operating expenses primarily due to declines in employee compensation and benefits, general and administration expenses and portfolio administration and servicing costs offset by $22 million of restructuring charges.

The Company’s operating margin was 28.2% for the nine months ended September 30, 2009, compared to 31.4% for the nine months ended September 30, 2008. The reduction in operating margin in 2009 as compared to 2008 included the impact of $31 million of BGI Transaction costs, $22 million of restructuring charges in first quarter 2009 and a $32 million increase in foreign currency remeasurement costs.

As Adjusted

Operating income, as adjusted, totaled $1,009 million for the nine months ended September 30, 2009, which was a decrease of $283 million compared to the nine months ended September 30, 2008. The decline of operating income, as adjusted, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is related to the impact of the $844 million decrease in total revenue offset by a $561 million decrease in operating expenses due to decreases in employee compensation and benefits, general and administration expenses, portfolio administration and servicing costs and amortization of deferred mutual fund sales commissions.

Operating margin, as adjusted, was 37.4% and 37.9% for the nine months ended September 30, 2009 and 2008, respectively.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$889	$1,255	(29)%	$1,009	$1,292	(22)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	(45)	(129)	65%	(59)	(114)	48%
Income tax expense	(225)	(394)	(43)%	(308)	(412)	(25)%

Net income attributable to BlackRock, Inc.	$619	$732	(15)%	$642	$766	(16)%

Net income allocated to:
Common shares	$602	$708	(15)%	$625	$741	(16)%
Participating RSUs	17	24	(29)%	17	25	(32)%

Net income attributable to BlackRock, Inc.	$619	$732	(15)%	$642	$766	(16)%

Total weighted-average common shares outstanding[1]	134,001,799	131,998,448	2%	134,001,799	131,998,448	2%
Diluted earnings attributable to BlackRock, Inc. shareholders per common share	$4.50	$5.36	(16)%	$4.66	$5.61	(17)%

[1]

Series A, B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of ASC 260-10, Earnings per Share.

Net income attributable to BlackRock, Inc. for the nine months ended September 30, 2009 includes operating income of $889 million, or $4.20 per diluted common share, non-operating losses, less net loss attributable to non-controlling interests, of $45 million, or $0.21 per diluted common share and $70 million, or $0.51 per diluted common share, of tax benefits related to local income tax rate changes, a favorable tax ruling and the final resolution of outstanding tax matters. Net income attributable to BlackRock, Inc. totaled $619 million, or $4.50 per diluted common share, for the nine months ended September 30, 2009, which was a decrease of $113 million, or $0.86 per diluted common share, compared to the nine months ended September 30, 2008.

Net income attributable to BlackRock, Inc. for the nine months ended September 30, 2009 included the after-tax impact of the portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $29 million, BGI transaction/integration costs of $21 million, restructuring charges of $14 million, and an expected contribution, a portion of which has been paid by Merrill Lynch in third quarter 2009 of $4 million to fund certain compensation of former MLIM employees. In addition, net income for the nine months ended September 30, 2009 included a $45 million one-time reduction in income tax expense as a result of enacted legislation primarily with respect to New York City corporate income taxes, which resulted in a revaluation of certain deferred income tax assets and liabilities.

Net income attributable to BlackRock, Inc. of $732 million for the nine months ended September 30, 2008 included the after-tax impact of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $29 million and an expected contribution by Merrill Lynch of $5 million to fund certain compensation of former MLIM employees, a portion of which has been received by BlackRock in third quarter 2009.

Exclusive of these items in both periods, diluted earnings per common share, as adjusted, of $4.66 for the nine months ended September 30, 2009 decreased $0.95, or 17%, compared to the nine months ended September 30, 2008. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

In accordance with GAAP, certain BlackRock sponsored investment funds are consolidated into the condensed financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority economic interest in these funds. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds, provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds:

(Dollar amounts in millions)	Nine Months Ended September 30, 2009
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash flows from operating activities	$831	$158	$673
Cash flows from investing activities	11	15	(4)
Cash flows from financing activities	(171)	(182)	11
Effect of exchange rate changes on cash and cash equivalents	60	—	60

Net change in cash and cash equivalents	731	(9)	740
Cash and cash equivalents, beginning of period	2,032	61	1,971

Cash and cash equivalents, end of period	$2,763	$52	$2,711

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds, at September 30, 2009 increased $740 million from December 31, 2008, primarily resulting from $673 million of cash inflows from operating activities, $11 million of cash inflows from financing activities, $4 million of cash outflows from investing activities and a $60 million increase due to the effect of foreign exchange rate changes.

Operating Activities

Sources of BlackRock’s operating cash primarily include investment advisory and administration fees, revenues from BlackRock Solutions and advisory products and services and mutual fund distribution fees. BlackRock uses its cash to pay compensation and benefits, portfolio administration and servicing costs, general and administration expenses, interest on the Company’s borrowings, purchase co-investments and seed investments, capital expenditures, income taxes and dividends on BlackRock’s capital stock.

Net cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, for the nine months ended September 30, 2009, primarily include the receipt of investment advisory and administration fees and other revenue offset by the payment of operating expenses incurred in the normal course of business. Cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, in the nine months ended September 30, 2009 included cash payments related to 2008 year end incentive compensation that was paid in the first quarter.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds, for the nine months ended September 30, 2009 primarily included $241 million of net proceeds from sales and maturities of investments, $50 million of return of capital from equity method investees, partially offset by a $156 million contingent consideration payment to Quellos paid in the second quarter, $83 million of purchases of investments and $52 million of purchases of property and equipment.

Financing Activities

Cash inflows from financing activities, excluding the impact of consolidated sponsored investment funds, for the nine months ended September 30, 2009 primarily included the receipt of $300 million from equity raised in connection with the BGI Transaction and a $25 million receipt of a Merrill Lynch capital contribution in the second quarter, partially offset by $316 million of payments for quarterly cash dividends.

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008	Variance
(Dollar amounts in millions)			Amount	% Change
Cash and cash equivalents	$2,763	$2,032	$731	36%
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(52)	(61)	9	15%
Required regulatory capital[2]	(196)	(172)	(24)	(14)%
2007 credit facility—undrawn[3]	2,171	2,171	—	—%

Committed access	$4,686	$3,970	$716	18%

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Partially met with cash and cash equivalents.
[3]	Excludes $129 million of undrawn amounts at September 30, 2009 and December 31, 2008 related to Lehman Commercial Paper, Inc.

In addition, a significant portion of the Company’s $848 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Investment/Loan Commitments

At September 30, 2009, the Company had $286 million of various capital commitments to fund sponsored investment funds primarily for co-investment purposes. Generally, the timing of the funding of capital commitments is uncertain and such commitments could expire before funding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

During the nine months ended September 30, 2009, approximately $174 million of loans outstanding were repaid from a warehouse entity established for certain private equity funds of funds.

At September 30, 2009, the Company was committed to provide financing of up to $60 million, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in a real estate debt investment fund which is also managed by BlackRock. At September 30, 2009, $33.5 million of financing was outstanding which matured in October 2009. Upon maturity, Anthracite rolled over the borrowings to January 2010. At September 2009, the value of the collateral was estimated to be $28.5 million, which resulted in a reduction in due from related parties on the Company’s condensed consolidated statement of financial condition of $5 million and an equal amount recorded in general and administration expense in the three months ended June 30, 2009. Based on the value of the collateral and the borrowings outstanding at such date, the Company has no obligation to lend additional amounts to Anthracite under this facility. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the assets and liabilities of the underlying collateral, as well as the fair value of the net assets of the collateral which fluctuates each period. The Company has granted waivers for certain breaches of financial covenants of Anthracite’s credit facility.

On October 28, 2009, the Company and Anthracite entered into an amendment to the financing providing that interest shall be payable only to the extent of cash flow from the collateral and only if there is no default or event of default under Anthracite’s senior secured facilities. All accrued but unpaid interest and fees are payable on the final maturity date.

Short-Term Borrowings

2007 Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 0.5 to 1 at September 30, 2009. At September 30, 2009, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.43% and a maturity during November 2009. Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “Program”) under which the Company may issue unsecured commercial paper notes (the “Notes”) on a private placement basis up to maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances will be used for general corporate purposes, including the financing of a portion of the BGI Transaction. Amounts available under the Program may be reborrowed. Subsidiaries of Bank of America and Barclays, as well as other third parties, will act as dealers under the Program.

The Company began issuance of Notes under the Program on November 4, 2009. As of November 5, 2009, BlackRock had $525 million of outstanding Notes with a weighted average interest rate of 0.17%, and weighted maturity of 51 days.

Japan Commitment-line

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity flexibility for operating requirements in Japan. At September 30, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures and Long-Term Borrowings

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity. Between February 15 and September 30, 2009, holders of $2 million of debentures elected to convert their holdings into cash and shares. In addition, during October 2009, holders of $5 million debentures elected to convert their holdings into cash and shares.

At September 30, 2009, convertible debentures and long-term borrowings were $943 million. Debt service and repayment requirements, assuming the Company’s 2.625% convertible debentures due 2035 (the “convertible debentures”) are converted for cash equal to the principal at the option of the holders in fourth quarter 2009, are $248 million for the remainder of 2009 and $44 million in each of 2010, 2011, 2012 and 2013.

Contingent Payments Related to Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. As part of this transaction Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment, of up to $374 million, was paid in second quarter 2009 and the second payment, of up to $595 million is payable in cash in 2011.

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

BGI Transaction

In June 2009, BlackRock announced that Barclays PLC accepted its offer to acquire BGI from Barclays. The price consideration consists of $6.6 billion in cash, subject to certain adjustments, and a capital stock sale of approximately 37.8 million common and participating preferred shares to Barclays, subject to certain adjustments, which would give Barclays approximately a 19.9% economic stake in BlackRock. The cash portion of the deal will be financed by $800 million from cash currently held by BlackRock, a new $2 billion credit facility, which is expected to ultimately be replaced with term debt, $1 billion of additional short term debt, and $2.8 billion of capital proceeds from the sale of 19.9 million common shares and participating preferred shares to a group of institutional investors, of which $300 million from the sale of 2.1 million common shares was received prior to June 30, 2009. The BGI Transaction is anticipated to close on December 1, 2009, pending regulatory approvals and the satisfaction of other customary closing conditions.

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

BlackRock holds debt securities it received in lieu of its remaining investment in one fund and securities it directly purchased from both enhanced cash funds prior to the closure of the funds. At September 30, 2009, the carrying value of the remaining debt securities was $28 million, of which $15 million matured in October 2009.

In applying the provisions of ASC 810-10, BlackRock concluded that it was the primary beneficiary of the two enhanced cash funds at December 31, 2008, which resulted in consolidation of the funds on its condensed consolidated statements of financial condition.

Net Capital Requirements

The Company is required to maintain net capital in certain jurisdictions, which is met in part by retaining cash and cash equivalents in those jurisdictions. As a result, the Company may be restricted in its ability to transfer cash between different jurisdictions. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At September 30, 2009, the Company was required to maintain approximately $196 million in net capital at these subsidiaries and is in compliance with all applicable regulatory minimum net capital requirements.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Fair Value Measurements, discussed below, see Note 2, Significant Accounting Policies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Significant Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on September 17, 2009, which updated the financial information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following table represents investments measured at fair value on a recurring basis at September 30, 2009:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(3)	Investments at September 30, 2009
Total investments, GAAP	$217	$64	$722	$38	$1,041
Net assets for which the Company does not bear “economic” exposure(1)	(23)	—	(170)	—	(193)

Net “economic” investments(2)	$194	$64	$552	$38	$848

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
(3)

Comprised of equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore the Company’s investment in such equity method investees may not represent fair value.

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

AUM Market Price Risk

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2009, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable mutual funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or to hedge exposure to certain deferred compensation plans. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At September 30, 2009, the outstanding total return swaps had an aggregate notional value of approximately $34 million.

At September 30, 2009, approximately $444 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	September 30, 2009	December 31, 2008	Variance
			Amount	% Change
Total investments, GAAP	$1,041	$1,429	$(388)	(27)%
Investments held by consolidated sponsored investment funds	(444)	(728)	284	39%
Net exposure to consolidated investment funds	251	310	(59)	(19)%

Total net “economic” investments	848	1,011	(163)	(16)%
Deferred compensation investments	(67)	(59)	(8)	(14)%
Hedged investments	(34)	(49)	15	31%

Total net “economic” investment exposure	$747	$903	$(156)	(17)%

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At September 30, 2009, the Company’s net exposure to price risk in its investment portfolio was approximately $442 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include public equity and real estate investments as well as certain hedge funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $44 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At September 30, 2009, the Company was exposed to interest-rate risk and credit spread risks as a result of approximately $305 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $3 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the Euro, British pound sterling, Korean won and Australian dollars, was $70 million. A 10% adverse change in foreign exchange rates would result in approximately a $7 million decline in the carrying value of such investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Exchange Act) at September 30, 2009. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at September 30, 2009.

Internal Control and Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plansor Programs[2]
July 1, 2009 through
July 31, 2009	978	$174.98	—	751,400

August 1, 2009 through
August 31, 2009	4,550	$187.64	—	751,400

September 1, 2009 through September 30, 2009	617	$201.15	—	751,400

Total	6,145	$186.98	—	751,400

[1]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

[2]

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
Ann Marie Petach
Managing Director & Chief Financial Officer

Date: November 6, 2009

EXHIBIT INDEX

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