Form 10-K
period 2009-12-31
BlackRock Inc.
filed 2010-03-10
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33099

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0174431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 East 52nd Street, New York, NY 10055

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $3.6 billion. There is no non-voting common stock of the registrant outstanding.

As of February 28, 2010, there were 63,076,131 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2010 annual meeting of stockholders to be held on May 13, 2010 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Index to Form 10-K

Item 1.	BUSINESS

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm with $3.346 trillion of assets under management (“AUM”) at December 31, 2009. BlackRock focuses exclusively on investment management and risk management; we do not engage in proprietary trading or other activities that could conflict with the interests of our clients. Our business is global — we invest in capital markets throughout the world, we have employees in 24 countries and we serve institutional and retail investors in more than 100 countries. We offer a broad array of equity, fixed income, multi-asset class, alternative investment and cash management products, as well as our BlackRock Solutions® investment systems, risk management and advisory services. We offer our investment products directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds1 (“ETFs”), collective investment trusts and separate accounts. Our clients include taxable, tax-exempt and official institutions, high net worth individuals and retail investors.

On December 1, 2009, BlackRock acquired Barclays Global Investors (“BGI”) from Barclays Bank PLC (“Barclays”), referred to as the “BGI Transaction”, adding substantial investment and risk management capabilities and more than 3,500 new colleagues to the combined organization. BGI has long been recognized for product innovation in indexed and scientific investing, including pioneering iShares, the industry’s leading ETF platform, sophisticated retirement solutions and liability-driven investment strategies. These strengths complement BlackRock’s active fundamental portfolio management capabilities, global mutual fund platform, customized solutions, risk management and advisory services. Together, the combined firm is strongly distinguished by its scale, breadth of capabilities and depth of intellectual capital focused on helping clients address their investment challenges and achieve their financial objectives. Upon closing of the BGI Transaction, we commenced operations as a unified firm with the integration of corporate systems largely completed and implementation of our operating platform well underway. Substantial operating and cultural integration work is expected to continue over the course of the next two years.

BlackRock is an independent, publicly traded company, with no single majority stockholder and a majority of independent directors. At December 31, 2009, Merrill Lynch & Co., Inc. (“Merrill Lynch”), a wholly-owned subsidiary of Bank of America Corporation, owned approximately 3.7% of BlackRock’s voting common stock outstanding and held approximately 34.2% of the Company’s capital stock. The PNC Financial Services Group, Inc. (“PNC”) owned approximately 35.2% of BlackRock’s voting common stock outstanding and held approximately 24.5% of the Company’s capital stock. Barclays owned approximately 4.8% of BlackRock’s voting common stock outstanding and held approximately 19.8% of the Company’s capital stock.

At December 31, 2009, BlackRock managed $3.346 trillion of AUM, a 156%, or $2.039 trillion, increase relative to BlackRock’s reported AUM at December 31, 2008. The majority of the increase, $1.850 trillion, was due to the BGI Transaction, including substantial net new business and market appreciation recorded by BGI during the first eleven months of 2009. The remaining $189 billion of growth represented net new business, investment performance, market appreciation and favorable foreign exchange movements.

[1]	iShares® is a registered trademark of BlackRock Institutional Trust Company, N.A.

Item 1.	BUSINESS

Overview

Reported AUM (1) (2)

Year ended December 31,

(Dollar amounts in millions)	2004	2005	2006	2007	2008	2009	5-Yr CAGR(3)
Equity	$16,838	$36,774	$316,961	$362,705	$203,292	$1,536,056	147%
Fixed income	238,944	301,224	445,320	510,207	481,365	1,055,626	35%
Multi-asset class	123	3,425	78,601	98,623	77,516	142,029	310%
Alternatives	8,202	25,323	48,292	71,771	61,544	102,101	66%
Cash management	77,653	85,936	235,453	313,338	338,439	349,277	35%
Advisory	—	—	—	—	144,995	161,167	NM

Total AUM	$341,760	$452,682	$1,124,627	$1,356,644	$1,307,151	$3,346,256	58%

NM - Not Meaningful

(1)	Based on the actual timing of closing of acquisitions and divestitures during the periods shown.
(2)	Data reflects the reclassification of AUM into the current period presentation.
(3)	Compound annual growth rate (“CAGR”)

Growth in reported AUM over the past five years includes acquired AUM of approximately $2.5 trillion from the acquisitions of BGI in 2009, the fund of funds business of Quellos Group, LLC (“Quellos”) in 2007, Merrill Lynch Investment Managers (“MLIM”) in 2006, and SSRM Holdings, Inc. in 2005.

Item 1.	BUSINESS

Overview (continued)

On a pro forma combined basis (as though the BGI Transaction had closed on December 31, 2008), AUM increased 23% or $634.5 billion from $2.712 trillion at year-end 2008. Net new business during the year totaled $159.8 billion, including $219.2 billion of net inflows in long-dated and advisory AUM and $59.4 billion of outflows in cash management products. In addition, a strong recovery in global credit and equity markets and favorable foreign exchange rate movements contributed $472.3 billion to AUM growth in 2009. At year-end, 85% of AUM was in long-dated strategies (46% in equities, 32% in fixed income, 4% in multi-asset class and 3% in alternative investments), 10% was in cash management products and 5% was in advisory or long-term liquidation portfolios. BlackRock has realized a 58% compound annual growth rate in AUM over the past five years through a combination of acquisitions, new business, investment performance, market appreciation and foreign exchange movements.

Component Changes in AUM

(Dollar amounts in millions)	Reported (based on the actual 12/1/09 closing of the BGI Transaction)	Pro Forma (as though the BGI Transaction closed on 12/31/08)
AUM 12/31/08	$1,307,151	$2,711,711
Net New Business - Long-Dated(1)	81,542	207,556
Net New Business - Cash Mgt	(49,122)	(59,424)
Net New Business - Advisory	11,642	11,642
Acquired AUM(2)	1,850,252	2,424
Market / FX(3)	144,791	472,347

AUM 12/31/09	$3,346,256	$3,346,256

(1)	Long-dated includes equities, fixed income, multi-asset class and alternatives.
(2)	Includes acquisition adjustments to conform to current period combined AUM policy.
(3)	Market/FX represents market appreciation (depreciation) and the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

AUM data throughout the remainder of this section reflects the reclassification of the data into the current period presentation.

The discussion of pro forma combined AUM above and throughout the remainder of this section is provided as supplemental information to provide greater transparency regarding client activity and business trends throughout 2009.

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

•

the Company’s global presence, with approximately 40% of employees outside the United States supporting local investment capabilities and serving clients of which approximately 39% of total AUM was managed for clients domiciled outside the United States and Canada; and

•	the growing recognition of the BlackRock brand, the strength of the Company’s culture and the depth and breadth of its intellectual capital.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business in investment management and BlackRock Solutions products and services. New business efforts are dependent on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract and retain talented professionals is critical to the Company’s long-term success.

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last six years are shown below:

	Selected GAAP Financial Results[1]
(Dollar amounts in millions, except per share amounts)	2009	2008	2007	2006	2005	2004	5 Year CAGR
Total revenue	$4,700	$5,064	$4,845	$2,098	$1,191	$725	45%
Operating income	$1,278	$1,593	$1,294	$472	$341	$165	51%
Operating margin	27.2%	31.5%	26.7%	22.5%	28.6%	22.9%	4%
Non-operating income (expense)[3]	$(28)	$(422)	$162	$37	$28	$30	(199)%
Net income attributable to BlackRock, Inc.	$875	$784	$993	$321	$231	$143	44%
Diluted earnings per common share	$6.11	$5.78	$7.37	$3.83	$3.45	$2.17	23%

	Selected Non-GAAP Financial Results[1]
(Dollar amounts in millions, except per share amounts)	2009[2]	2008[2]	2007[2]	2006	2005	2004	5 Year CAGR
As adjusted:
Operating income	$1,570	$1,662	$1,518	$674	$408	$263	43%
Operating margin	38.2%	38.7%	37.4%	36.7%	38.9%	40.1%	(1)%
Non-operating income (expense)[3]	$(46)	$(384)	$150	$29	$18	$25	(213)%
Net income attributable to BlackRock, Inc.	$1,021	$856	$1,077	$443	$266	$178	42%
Diluted earnings per common share	$7.13	$6.30	$7.99	$5.29	$3.99	$2.69	22%

[1]	Prior year data reflects certain reclassifications to conform to the current year presentation.
[2]	See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.
[3]	Excludes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.

See additional information in Item 6, Selected Financial Data.

BlackRock reports its financial results using accounting principles generally accepted in the United States of America (“GAAP”); however, management believes that evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Certain prior year non-GAAP data has been reclassified to conform to current year presentation.

Item 1.	BUSINESS (continued)

Overview (continued)

Operating Income, as Adjusted:

GAAP reported operating income includes certain significant items, the after-tax impact of which management considers non-recurring or transactions that ultimately will not impact BlackRock’s book value and, therefore, are excluded in calculating operating income, as adjusted.

Operating income, as adjusted (a non-GAAP measure), excludes certain expenses incurred related to the integration of the SSR, MLIM, Quellos and BGI Transactions in 2005, 2006, 2007 and 2009, respectively, transaction costs, which include advisory fees, legal fees and consulting expenses related to the BGI Transaction, a 2007 termination fee for closed-end fund administration and servicing arrangements with Merrill Lynch, 2008 and 2009 restructuring charges and compensation expense associated with appreciation / (depreciation) on assets related to certain BlackRock deferred compensation plans. These expenses have been excluded from operating income, as adjusted, because they have been deemed non-recurring by management and to help enhance the comparability of this information to prior periods.

The portion of compensation expense associated with certain of BlackRock’s long-term incentive plan (“LTIP”) awards that will be funded through distributions to participants of shares of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution, a portion of which has been received, have been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. A detailed discussion of the LTIP is included in Note 15 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

Management believes that operating income exclusive of these costs is more representative of the operating performance for the respective periods.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction/integration costs, closed-end fund launch costs and fluctuations in deferred compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management reviews both the GAAP and non-GAAP financial measures.

Item 1.	BUSINESS (continued)

Overview (continued)

Operating Margin, as Adjusted (continued):

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful to BlackRock because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred mutual fund sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). Prior to the transfer in 2008 to a third party, these employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they did not bear an economic cost to BlackRock. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-controlling Interests, as Adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to non-controlling interests, GAAP basis, adjusted for compensation expense associated with depreciation or appreciation on assets related to certain deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

Management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its consolidated results. As compensation expense associated with depreciation or appreciation on assets related to certain BlackRock deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

Net Income Attributable to BlackRock, Inc., as Adjusted:

GAAP reported net income attributable to BlackRock, Inc. and GAAP diluted earnings per common share include certain significant items, the after-tax impact of which management considers non-recurring or transactions that ultimately will not impact BlackRock’s book value and, therefore, are excluded in calculating net income attributable to BlackRock, Inc., as adjusted.

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted (non-GAAP measures), exclude the after-tax impact of the 2008 and 2009 restructuring charges, the 2007 termination of closed-end fund administration and servicing arrangements with Merrill Lynch, LTIP expense to be funded by PNC and by a Merrill Lynch cash compensation contribution, a portion of which has been received, the SSR, MLIM, Quellos and BGI integration costs, BGI transaction costs and the effect on deferred income tax expense attributable to changes in corporate income tax rates as a result of enacted legislation.

Item 1.	BUSINESS (continued)

Overview (continued)

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a detailed reconciliation of GAAP reported operating income, non-operating income (expense) less net income (loss) attributable to non-controlling interests, net income attributable to BlackRock, Inc. and diluted earnings per common share to adjusted non-GAAP operating income, non-operating income (expense), net income attributable to BlackRock, Inc. and diluted earnings per common share.

Products *

BlackRock offers a broad spectrum of investment management and risk management products and services. Investment management offerings include single- and multi-asset class portfolios, which may be structured to focus on a particular investment style, capitalization range, region or market sector; credit or maturity profile; or liability structure. Revenue from these products primarily consists of advisory fees, typically structured as a percentage of AUM. In some instances, we earn securities lending fees or performance fees, which may be expressed as a share of earnings or a percentage of returns in excess of agreed-upon targets. In addition, BlackRock offers its Aladdin® investment system, as well as risk management, outsourcing and advisory services, to institutional investors under the BlackRock Solutions name. Revenue on these services may be based on several criteria including asset volume, number of users, accomplishment of specific deliverables or other performance objectives.

Equity

BlackRock’s equity AUM closed the year at $1.536 trillion, up 656%, or $1.333 trillion, from reported AUM of $203.3 billion at December 31, 2008. The increase was due primarily to the BGI Transaction, which contributed $1.188 trillion in acquired assets. On a pro forma combined basis, equity AUM increased 47% or $488.2 billion from $1.048 trillion at year-end 2008. The pro forma increase included $124.2 billion in net new business and $360.2 billion from investment performance (alpha) and positive market movement (beta).

Component Changes in Equity AUM

	Reported			Pro Forma
	(based on the actual 12/1/09 closing of the BGI Transaction)			(as though the BGI Transaction closed on 12/31/08)
(Dollar amounts in millions)	Index	Active	Total	Index	Active	Total
AUM 12/31/08	$51,076	$152,216	$203,292	$763,344	$284,500	$1,047,844
Net New Business	32,274	9,778	42,052	146,791	(22,626)	124,165
Acquired AUM(1)	1,055,456	132,205	1,187,661	3,763	131	3,894
Market / FX(2)	44,199	58,852	103,051	269,107	91,046	360,153

AUM 12/31/09	$1,183,005	$353,051	$1,536,056	$1,183,005	$353,051	$1,536,056

(1)	Includes acquisition adjustments to conform to current period combined AUM policy and pro forma AUM acquired from NAFTRAC by BGI.
(2)	Market/FX represents market appreciation (depreciation) and the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock manages equity portfolios utilizing three distinct investment approaches: index or passive, active fundamental and active scientific. Index strategies employ a structured balance of risk, return and cost to offer an efficient way to obtain exposure to equity markets. Fundamental investments seek to add value relative to a specified index or on an absolute basis primarily through security selection based on BlackRock’s proprietary research and portfolio manager judgment. Scientific equity strategies seek superior investment outcomes through a stock selection process that aims to systematically find and exploit pricing opportunities while rigorously managing risk and cost. A wide variety of products are offered in each of these styles, including global and regional portfolios; value, growth and core products; large, mid and small cap strategies; and selected sector funds.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Equity (continued)

At year-end 2009, index strategies represented $1.183 trillion, or 77%, of equity AUM. Active equity portfolios totaled $353.1 billion, or 23%, of equity AUM, including $208.7 billion in active fundamental strategies and $144.3 billion in active scientific products. During the year, investors reallocated from cash earning near zero to higher risk assets, helping to fuel a strong recovery in the global equity markets. Index strategies, including ETFs, attracted significant flows as an efficient means of gaining market exposure, in some cases pending longer-term allocations to active strategies. On a pro forma combined basis, BlackRock had net new business of $146.8 billion in index funds and $10.4 billion in active fundamental portfolios, which more than offset $33.0 billion of net outflows in active scientific equities.

BlackRock manages equity portfolios for a diverse base of institutional and retail clients globally. At December 31, 2009, 65% of equity AUM or $1.001 trillion was managed on behalf of institutional investors in separate accounts, collective investment trusts and mutual funds. An additional $381.4 billion or 25% of equity AUM were managed in iShares products, which are purchased by both institutional and retail investors on stock exchanges worldwide. The remaining 10%, or $153.9 billion, of equity AUM was managed for retail and high net worth investors, largely through open-end mutual funds and separately managed accounts. Approximately 59%, or $912.2 billion, of our equity AUM was managed for clients based in the United States and Canada. The remaining 41% or $623.9 billion of equity AUM included $444.5 billion managed for clients in Europe, the Middle East and Africa (“EMEA”), $167.8 billion in Asia Pacific and $11.5 billion for investors in Latin America and Iberia. Net inflows of $124.2 billion were positive across all regions, with $56.9 billion of net new business from the United States and Canada, $46.3 billion from EMEA, $18.8 billion from Asia Pacific and $2.1 billion from Latin America and Iberia.

Global equity markets were volatile throughout 2009, reaching their two-year lows in March and rebounding sharply thereafter. For example, the MSCI World Index declined to a low of 172.7 in March before rebounding to 299.4 at year-end, a 73% increase from its nadir and a 32% overall return for the full year. BlackRock’s index equity accounts closely tracked their corresponding benchmarks, with 68% of AUM achieving returns within 1% of index returns and 56% of AUM outperforming their benchmarks. Our active fundamental equity strategies maintained strong long-term track records, with 59%, 76% and 86% of active fundamental AUM above their benchmarks (which for certain non-U.S. products are based upon peer medians), while 10%, 19% and 24% of active scientific AUM outperformed their benchmarks (which for certain non-U.S. products are based upon peer medians) for the one-, three- and five-year periods ended December 31, 2009, respectively. Although active scientific equity strategies have struggled industry-wide since mid-2007, we believe in the long-term viability of the approach and have committed substantial resources to research and development of the next generation of active scientific equity investing.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income

BlackRock’s fixed income AUM ended 2009 at $1.056 trillion, representing an increase of $574.2 billion or 119%, over the previous year’s reported results. The BGI Transaction added $517.3 billion of AUM. On a pro forma combined basis, fixed income AUM rose 18%, or $161.0 billion. During the year, we were awarded net new business of $77.1 billion, driving 48% of the year’s increase in AUM. Investment performance and market appreciation contributed $80.3 billion, or 50%, of the combined growth.

Component Changes in Fixed Income AUM

	Reported (based on the actual 12/1/09 closing of the BGI Transaction)			Pro Forma (as though the BGI Transaction closed on 12/31/08)
(Dollar amounts in millions)	Index	Active	Total	Index	Active	Total
AUM 12/31/08	$3,411	$477,954	$481,365	$365,031	$529,592	$894,623
Net New Business	6,393	25,559	31,952	62,824	14,226	77,050
Acquired AUM(1)	467,340	49,918	517,258	486	3,164	3,650
Market / FX(2)	(17,818)	42,869	25,051	30,985	49,318	80,303

AUM 12/31/09	$459,326	$596,300	$1,055,626	$459,326	$596,300	$1,055,626

(1)	Includes acquisition adjustments to conform to current period combined AUM policy.
(2)	Market/FX represents market appreciation (depreciation) and the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock offers a broad range of index and actively managed fixed income products across regions, sectors, credit quality and maturities. Actively managed strategies may employ a fundamental or model-driven investment process. The former emphasizes risk-controlled sector rotation and security selection driven by sector experts and direct interaction with issuers and market makers, while the latter employs models to identify relative return opportunities and to apply those results, subject to a pragmatic review of model risk, on a systematic basis across portfolios. Fixed income mandates are often tailored to client-specified liabilities, accounting, regulatory or rating agency requirements, or other investment policies. Year-end fixed income AUM consisted of $459.3 billion, or 44%, in index portfolios and $596.3 billion in active strategies. Investors returned to the bond markets in 2009, driving a substantial tightening in credit spreads from the historically high levels reached during 2008. Demand for fixed income offerings was strong across products, with $62.8 billion of net new business in index products, including iShares, and $14.2 billion in active strategies. Key areas of growth included non-dollar denominated products, such as liability driven investment solutions in the U.K., and U.S. core strategies, with $38.2 billion and $15.8 billion of net inflows, respectively, throughout the year.

Of BlackRock’s total fixed income AUM, 81%, or $860.0 billion, was managed on behalf of institutional investors, 10% or $102.5 billion of AUM was managed in iShares products, including 22 new offerings launched during 2009, and 9% or $93.2 billion was managed for retail and high net worth investors. The client base was well diversified geographically, with 54% or $572.2 billion of fixed income AUM managed for clients based in the United States and Canada. The remaining 46% or $483.4 billion of fixed income AUM included $332.4 billion managed for clients in EMEA, $143.0 billion in Asia Pacific and $8.0 billion for investors in Latin America and Iberia. Net inflows of $38.9 billion and $45.7 billion from U.S and Canadian and EMEA clients, respectively, more than offset cumulative net outflows of $7.6 billion from clients in Asia Pacific and Latin America and Iberia.

A significant rally in credit spreads drove strong performance in the bond markets, with the Barclays Global Aggregate Index posting a 6.9% return for the year. BlackRock’s fixed income index accounts closely tracked their benchmarks, with 77% of accounts achieving returns within 1% of index returns and 53% of AUM outperforming their benchmarks. Our active fixed income strategies achieved strong performance in 2009, with 79%, 33% and 40% of active fundamental AUM above their benchmarks (which for certain non-U.S. products are based upon peer medians) and 71%, 70% and 89% of active model-based AUM above their benchmarks (which for certain non-U.S. products are based upon peer medians) for the one-, three- and five-year periods ended December 31, 2009, respectively.

Item 1.	BUSINESS (continued)

Products (continued)

Multi-Asset Class

In view of the growing demand for investment solutions that utilize a combination of fixed income, equities and alternative investments, BlackRock is recognizing multi-asset class as a separate product category. Strategies include asset allocation and balanced mandates, target date and target risk funds, and fiduciary outsourcing relationships. BlackRock’s multi-asset class AUM closed the year at $142.0 billion, an increase of 83%, or $64.5 billion, from the $77.5 billion multi-asset class AUM that was reported as part of equity and balanced AUM at December 31, 2008. The LifePath® portfolios, the industry’s first target date funds, represented over half of the acquired AUM. On a pro forma combined basis, multi-asset class AUM rose 33% or $35.4 billion, including $13.5 billion of net new business, largely driven by retail investors into mutual funds. The multi-asset class products were further spurred by the recovery in global financial markets as positive market movements added another $21.5 billion throughout the year.

Component Changes in Multi-Asset Class AUM

(Dollar amounts in millions)	Reported (based on the actual 12/1/09 closing of the BGI Transaction)	Pro Forma (as though the BGI Transaction closed on 12/31/08)
AUM 12/31/08	$77,516	$106,591
Net New Business	11,979	13,484
Acquired AUM(1)	36,408	470
Market / FX(2)	16,126	21,484

AUM 12/31/09	$142,029	$142,029

(1)	Includes acquisition adjustments to conform to current period combined AUM policy.
(2)	Market/FX represents market appreciation (depreciation) and the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Asset allocation and balanced mandates represented $86.7 billion, or 61%, of total multi-asset class AUM at December 31, 2009. These products have been in strong demand by retail investors globally seeking comprehensive investment solutions. Target date and target risk funds, including the LifePath portfolios and our newer SponsorMatch® offerings, totaled $28.8 billion or 20% of multi-asset class AUM. These retirement savings products, which are Qualified Default Investment Options under the Pension Protection Act of 2006, utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s targeted retirement timing. Fiduciary outsourcing mandates, in which a pension plan sponsor retains BlackRock to assume responsibility for some or all aspects of plan management, represented $24.4 billion, or 17%, of multi-asset class AUM. The remaining $2.0 billion, or 2%, of multi-asset class AUM was managed in various global derivatives, diversified growth and relative return strategies.

BlackRock’s multi-asset class products were managed on behalf of a well-balanced client base. At December 31, 2009, institutional investors represented 54%, or $76.7 billion, of multi-asset class AUM, while retail and high net worth investors accounted for 46% or $65.2 billion. The remaining $0.2 billion were managed in iShares offerings. The geographic mix was similarly diversified, with 53% or $75.8 billion of AUM managed for clients based in the United States and Canada, and 47% or $66.2 billion managed for international investors, principally in EMEA. During the year, clients in the United States and Canada, EMEA and Latin America and Iberia awarded BlackRock net new business of $15.0 billion, which offset net outflows of $1.5 billion from clients in Asia Pacific.

Approximately 18% of BlackRock’s multi-asset class AUM is managed in portfolios that are customized to unique client requirements. The remaining strategies have achieved competitive performance, with 69% of AUM over their benchmarks for the one year, 73% for the three years and 86% for the five years ended December 31, 2009.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investments

BlackRock ended 2009 with $102.1 billion of AUM in its alternative investment products, a 66%, or $40.6 billion, increase as compared to reported AUM at year-end 2008. The BGI Transaction added $49.4 billion of AUM in a variety of currency, commodity, global macro and hedge fund offerings. These products complement BlackRock’s fund of funds, real estate, hedge fund and opportunistic strategies. Alternative AUM was adversely affected by net outflows, disbursements from opportunistic funds and declining real estate markets in 2009. In particular, while many alternative managers suspended redemptions in 2008, we were able to avoid such drastic action throughout the financial crisis. Although this policy may have amplified redemptions in our hedge funds and funds of hedge funds, we believe our focus on putting clients’ needs first will be rewarded over time.

Component Changes in Alternative Investments AUM

(Dollar amounts in millions)	Reported (based on the actual 12/1/09 closing of the BGI Transaction)	Pro Forma (as though the BGI Transaction closed on 12/31/08)
AUM 12/31/08	$61,544	$106,419
Net Redemptions	(4,441)	(7,142)
Acquired AUM(1)	49,395	263
Market / FX(2)	(4,397)	2,561

AUM 12/31/09	$102,101	$102,101

(1)	Includes acquisition adjustments to conform to current period combined AUM policy and AUM acquired from R3 Capital Management, LLC.
(2)	Market/FX represents market appreciation (depreciation) and the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock’s alternative investment products include real estate debt and equity; funds of funds; macro funds, hedge funds and other absolute return strategies; and active currency and commodity funds, as described below. The alternative investment clientele was predominantly institutional, representing 81% or $83.1 billion of alternatives AUM. iShares contributed another 10%, or $10.1 billion, of AUM, and retail and high net worth investors comprised the remaining 9% or $8.9 billion of ending assets. The geographic mix was diversified, with 59% or $60.7 billion of AUM managed for clients in the United States and Canada, 23% or $23.7 billion for clients in EMEA, 17% or $17.6 billion for clients in Asia Pacific, and 1% or $62.4 million for clients in Latin America and Iberia. Many of our alternative investment products had strong investment performance in 2009, and a number reached or surpassed their high water marks by year-end.

•

Real Estate: At year-end 2009, BlackRock managed $18.1 billion in a variety of real estate debt and equity products. Offerings include high yield debt and core, value-added and opportunistic equity portfolios. Real estate AUM decreased 30% or $7.7 billion during the year, driven by $7.3 billion in market declines and $0.4 billion of net outflows. Commercial real estate markets are expected to continue to struggle through 2010.

•

Funds of Funds: At December 31, 2009, BlackRock managed $22.1 billion of AUM in funds of funds offered under the BlackRock Alternative Advisors (“BAA”) name. Products include hedge fund, private equity and real asset funds of funds, as well as co-investment and hybrid vehicles. BAA AUM declined $0.6 billion during 2009. Net outflows of $2.9 billion principally stemming from redemption requests submitted at the end of 2008, in addition to a disposition of a $0.2 billion real estate fund of funds portfolio, were almost fully offset by $2.5 billion of growth due to strong investment performance and market appreciation.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investments (continued)

•

Hedge Funds: BlackRock ended 2009 with $24.9 billion of AUM in a variety of fixed income and equity hedge funds, global macro funds, portable alpha, distressed and opportunistic strategies. Offerings include both open-end hedge funds and similar products, and closed-end funds that have been created to take advantage of specific opportunities over a defined, often longer-term investment horizon. During the year, we added $13.8 billion of AUM through the acquisitions of BGI and the R3 Capital Partners funds. On a pro forma combined basis, AUM decreased $1.4 billion, with $5.5 billion of net outflows, including $1.1 billion of disbursements from opportunistic investments, largely offset by $1.3 billion of acquired AUM and an additional $2.8 billion of investment returns and market appreciation.

•

Currency and Commodity Funds: At year-end, BlackRock managed $35.7 billion in currency and commodity mandates, the vast majority of which were acquired through the BGI Transaction. These products include active currency and currency overlay strategies primarily managed through institutional separate accounts, and commodity portfolios primarily offered as iShares products. Pro forma combined AUM increased $6.7 billion during 2009, driven by $2.3 billion of net new business and $4.4 billion of market appreciation.

Cash Management

AUM in cash management products stood at $349.3 billion at December 31, 2009, up $10.8 billion, or 3%, from AUM reported at year-end 2008. The BGI Transaction added $59.5 billion of AUM. The 2008 surge in cash management assets reversed in 2009, as investors tired of earning little to no return reallocated to various long-dated strategies offering the potential for higher returns. On a pro forma combined basis, net outflows totaled $59.4 billion, resulting in a 15% decrease in spot AUM and an approximately 10% decline in average AUM relative to 2008.

Component Changes in Cash Management AUM

(Dollar amounts in millions)	Reported (based on actual 12/1/09 closing of BGI Transaction)	Pro Forma (as though BGI Transaction closed on 12/31/08)
AUM 12/31/08	$338,439	$411,238
Net Redemptions	(49,122)	(59,424)
Acquired AUM(1)	59,530	(5,855)
Market / FX(2)	430	3,318

AUM 12/31/09	$349,277	$349,277

(1)	Includes acquisition adjustments to conform to current period combined AUM policy.
(2)	Market/FX represents market appreciation (depreciation) and the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock employs a conservative investment style that emphasizes quality, liquidity and superior client service throughout all market cycles. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. Products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios may be denominated in U.S. dollar, Euro or Sterling. The BGI Transaction added substantial scale in our non-dollar offerings: 63% or $37.5 billion of total acquired cash management AUM was invested in offshore markets.

The cash management team also manages the cash we receive as collateral for securities on loan in other portfolios. Securities lending, which is offered as a potential source of incremental returns on long-dated portfolios, is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. Fees for securities lending can be structured as a share of earnings or a percentage of the value of the cash collateral. The value of the securities on loan is reported as AUM in the corresponding asset class. The value of the cash collateral is not included in cash management AUM.

Item 1.	BUSINESS (continued)

Products (continued)

Cash Management (continued)

Our cash management clientele remained largely institutional, with 80%, or $280.4 billion, of cash AUM managed on behalf of institutions and 19%, or $67.6 billion, managed for retail investors at year-end 2009. An additional $1.3 billion of cash AUM was managed in iShares products. The investor base was also predominantly domestic, with 76% or $265.4 billion of AUM managed for U.S. and Canadian investors and 24%, or $83.9 billion, managed for international clients, almost all of which were based in EMEA. While we suffered significant net outflows from U.S. clients reallocating out of cash, we attracted net inflows internationally where we gained market share as a relatively new entrant. We expect cash management AUM to remain volatile, with outflows likely as the economy stabilizes and central banks end their quantitative easing programs and eventually raise interest rates.

BlackRock Solutions and Advisory

BlackRock offers investment systems, risk management, outsourcing and advisory services under the BlackRock Solutions brand name. Over $9.0 trillion of positions are processed on our Aladdin operating platform, which serves as the investment system for BlackRock and a growing number of sophisticated institutional investors. BlackRock Solutions also offers comprehensive risk reporting via the Green Package® and risk management advisory services, interactive fixed income analytics through our web-based calculator, AnSer®, middle and back office outsourcing services and investment accounting. Clients have also retained BlackRock Solutions for a variety of financial markets advisory engagements, such as valuation and risk assessment of illiquid assets, portfolio restructuring, workouts and dispositions of distressed assets and financial and balance sheet strategies.

As the global capital markets began to recover, clients remained focused on risk management, and demand for BlackRock Solutions continued to grow. During the year, BlackRock Solutions added 48 net new assignments and revenue increased 21% to $477 million. Growth was well balanced across Aladdin, risk management and financial markets advisory services. Advisory AUM increased 11% to $161.2 billion, buoyed by $11.6 billion of net inflows and $4.5 billion of growth driven by market performance in these long-term liquidation portfolios. At year-end, BlackRock Solutions served 130 clients, including banks, insurance companies, official institutions, pension funds, asset managers and other institutional investors across North America, Europe, Asia and Australia.

The BlackRock Solutions, Aladdin and technology teams are also supporting key aspects of the BGI integration. These efforts, which are expected to continue through 2011, are vital to establishing a unified operating platform and consistent operating processes. We expect the integration of BGI’s extensive quantitative tools, risk management models and portfolio construction applications across asset classes to enhance the Aladdin platform over time. Additionally, we will seek to leverage our scale for the benefit of our clients through the creation of a robust global trading platform.

Transition Management Services

BlackRock also offers transition management services, involving the temporary oversight of a client’s assets as they transition from one manager to another or from one strategy to another. We provide a comprehensive service that includes project management and implementation based on achieving best execution consistent with the client’s risk management tolerances. We use Aladdin and other state-of-the-art tools and work closely with BlackRock’s trading cost research team to manage four dimensions of risk throughout the transition: exposure, execution, process and operational risk. The average transition assignment is executed within two weeks, although the duration can be longer or shorter depending on the size, complexity and liquidity of the related assets. These portfolios are not included in AUM unless BlackRock has been retained to manage the assets after the transition phase.

Item 1.	BUSINESS (continued)

Products (continued)

* Product Performance Notes

Past performance is not indicative of future results. The performance information reflects all benchmark-based client accounts and products managed by BlackRock, other than ETFs and structured products. Source of performance information is BlackRock, Inc. and peer medians are based in part on data from Morningstar, Inc. for non-U.S. funds. Fund performance reflects the reinvestment of dividends and distributions, but does not reflect fees or sales charges. If fees or sales charges were reflected, the performance information shown could have differed significantly.

Clients

BlackRock manages money for institutional and retail investors worldwide. Our client base is diversified by both geography and client type. We serve clients through 74 offices across four regions: United States and Canada, EMEA, Asia Pacific and Latin America and Iberia. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third party fund sponsors; and retail and high net worth investors. We also serve both institutional and retail investors who acquire iShares on stock exchanges worldwide.

AUM by Client Domicile and Client Type

Year ended December 31, 2009

(Dollar amounts in millions)	U.S. & Canada	EMEA	Asia Pacific	Latin America & Iberia	Total AUM
Institutions	$1,369,752	$776,510	$309,272	$6,474	$2,462,008
Retail & High Net Worth	277,486	74,397	30,496	6,320	388,700
iShares*	394,349	85,078	7,771	8,350	495,548

Total AUM	$2,041,587	$935,985	$347,540	$21,144	$3,346,256

*	By jurisdiction of fund, rather than domicile of underlying investors.

Global Presence

BlackRock serves clients in more than 100 countries through the efforts of professionals located in 24 countries. Our global presence enables us to deliver highly responsive service and to tailor our offerings to best serve the needs of local investors. Portfolios may be invested in local, regional or global capital markets. Products may be structured to address location-specific issues, such as regulations, taxation, operational infrastructure, and market liquidity, and client-specific issues, such as investment policy, liability structure and ratings.

•

At year-end 2009, assets managed on behalf of clients domiciled in the United States and Canada (including offshore investors), totaled $2.042 trillion or 61% of total AUM, an increase of $1.070 trillion versus reported AUM at December 31, 2008. On a pro forma combined basis, AUM increased 19% or $322.3 billion, including $62.1 billion of net new business and $264.4 billion from investment performance and market appreciation. Offerings include closed-end funds and iShares traded on domestic stock exchanges, a full range of open-end mutual funds, collective investment funds, common trusts, private funds and separate accounts. Clients invest across the full product range, as evidenced by the year-end mix of 45% in equities, 28% in fixed income, 4% in multi-asset class, 3% in alternatives, 13% in cash management and 7% in advisory mandates. In addition, we have a wide variety of BlackRock Solutions assignments for institutional investors and governmental entities in the United States and Canada.

Item 1.	BUSINESS (continued)

Clients (continued)

Global Presence (continued)

•

AUM for clients domiciled in EMEA ended the year at $936.0 billion or 28% of total AUM, an increase of $691.4 billion relative to reported AUM at December 31, 2008. During the year, clients awarded us net new business of $88.4 billion on a pro forma combined basis, including inflows from clients in 31 countries across the region. Our offerings include fund families in the U.K., Luxembourg and Dublin, and iShares listed on eight stock exchanges throughout EMEA, as well as separate accounts and pooled investment products. The product mix reflected the evolution of our product line-up in the region, with more established equity and multi-asset class offerings accounting for 47% and 5% of total EMEA client AUM, respectively, and our relatively newer fixed income, alternatives and cash management products representing 36%, 3% and 9% of EMEA client AUM at year-end, respectively. In addition, advisory AUM represented less than 1% of EMEA client AUM, and we have Aladdin, risk management and financial advisory assignments for institutional investors and governmental entities throughout Europe.

•

Clients in the Asia Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan and Korea and joint ventures in China and India. At December 31, 2009, we managed $347.5 billion of AUM for clients in the region, an increase of 20% or $58.1 billion on a pro forma basis. Net new business contributed $7.3 billion, and the remainder of the increase was attributable to investment performance and favorable market movements. At year-end, the mix of products managed for these clients consisted of 48% in equities, 41% in fixed income, 4% in multi-asset class, 5% in alternatives, 1% in advisory and less than 1% in cash management products.

•

BlackRock’s business in Latin America and Iberia grew significantly during the year, from $6.8 billion of reported AUM at year-end 2008 to $21.1 billion of AUM in December 31, 2009. On a pro forma combined basis, AUM increased $9.6 billion or 83%, driven by net new business of $1.9 billion, acquired assets of $3.8 billion (reflecting the BGI acquisition of the NAFTRAC ETF platform in Mexico in the first half of 2009) and $3.9 billion of investment performance and market and foreign exchange appreciation. BlackRock is the largest manager of pension plan assets in Mexico, Chile, Peru and Colombia, with clients using a combination of BlackRock’s domestic and cross-border investment offerings[2]. At year-end, the product mix consisted of 55% in equities, 38% in fixed income, 7% in multi-asset class, and less than 1% in each of alternatives and cash management products.

Institutional Investors

Assets managed for institutional investors totaled $2.462 trillion at year-end 2009, up 142%, or $1.447 trillion, relative to reported AUM at year-end 2008. Our institutional clients invest in the full range of products offered by BlackRock. At year-end, institutional AUM included $2.182 trillion invested in a wide variety of long-dated mandates and $280.4 billion invested in institutional cash management products. Net new business during the year reflected the shift in investor appetite for higher returns and the resulting reallocation from money market funds to equities, fixed income, multi-asset class and alternative investments. On a pro forma combined basis, AUM increased $397.0 billion, or 19%, during the year, including $126.5 billion of net new business in long-dated assets, which was partially offset by $37.9 billion of net outflows in institutional cash products. The remaining pro forma combined growth of $309.8 billion represented investment performance and market and foreign exchange appreciation.

Our institutional client base is well diversified by both client domicile and client segment. At December 31, 2009, approximately 56% or $1.370 trillion of AUM was managed for clients based in the United States and Canada, 32% or $776.5 billion for clients in EMEA, 13% or $309.3 billion for clients in Asia Pacific and less than 1% or $6.5 billion for clients in Latin America and Iberia. Globally, these clients spanned a broad range of tax-exempt, taxable and official institutions, as described below.

[2]	Consar custody reports; Superintendencia de Pensiones; Superintendencia de Banca, Seguros y AFPs; and Superintendencia Financiera de Colombia, respectively.

Item 1.	BUSINESS (continued)

Clients (continued)

Institutional Investors (continued)

•

BlackRock is among the largest managers of pension plan assets in the world, with $1.403 trillion, or 57%, of institutional AUM managed for defined benefit and defined contribution plans for corporations, public funds and union funds at December 31, 2009. An additional $61.8 billion or 2.5% of year-end institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments. Assets managed for these clients grew $313.1 billion on a pro forma combined basis during 2009, as tax-exempt investors reallocated to a variety of products, including tactical and core allocations to index equity and fixed income, liability-driven investments and fiduciary outsourcing services.

•

We also managed $240.0 billion or 10% of institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies. These clients often require specialized investment policy advice, the use of customized benchmarks, and training support. In addition, BlackRock has been selected to provide a range of financial markets advisory services, including long-term portfolio liquidation assignments counted in advisory AUM, for these clients. During 2009, investment and advisory AUM for official institutions increased 11% or $22.8 billion.

•

BlackRock is also one of the top two independent managers of assets for insurance companies, which accounted for $200.8 billion or 8% of institutional AUM at year-end. Assets managed on behalf of these clients increased $43.7 billion during 2009, and included $28.8 billion of net new business driven by a continuing trend toward outsourcing of some or all of the investment function by insurance companies globally. Assets managed for other taxable institutions, including corporations, banks and third party fund sponsors for which we provide sub-advisory services, totaled $286.9 billion or 12% of institutional AUM at year-end.

•

The remaining $269.3 billion or 11% of institutional AUM was managed on behalf of taxable and tax-exempt institutions invested in our cash management products at December 31, 2009. See the Product section above for additional information on our cash management AUM.

Retail and High Net Worth Investors

BlackRock’s investment management expertise is offered to retail investors globally through separate accounts, open-end and closed-end funds, unit trusts and private investment funds. At December 31, 2009, assets managed for retail and high net worth investors totaled $388.7 billion, up 33%, or $96.9 billion, versus year-end 2008 reported AUM. On a pro forma combined basis, we were awarded net new business of $27.9 billion in long-dated assets, which was partially offset by $21.5 billion of net outflows in money market funds. Investment performance and market appreciation contributed $61.3 billion of additional AUM growth.

Retail and high net worth investors are largely served through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $289.4 billion or 74% of retail and high net worth AUM at December 31, 2009, with the remainder invested in private investment funds and separately managed accounts. The product mix is well diversified, with 40%, or $153.9 billion, invested in equities, 24%, or $93.2 billion, in fixed income, 17% in each of multi-asset class ($65.2 billion) and cash management ($67.6 billion), and 2%, or $8.9 billion, in alternative investment products.

Item 1.	BUSINESS (continued)

Clients (continued)

Retail and High Net Worth Investors (continued)

The client base is also diversified geographically, with $213.8 billion, or 67%, of long-dated AUM managed for retail and high net worth investors based in the United States and Canada, $71.5 billion, or 22%, for investors based in EMEA, $29.6 billion, or 9%, in Asia Pacific, and $6.3 billion, or 2%, in Latin America and Iberia. The remaining $67.6 billion, or 17%, of retail and high net worth AUM is invested in cash management products, principally money market funds offered in the United States. Our success in each of these regions reflects strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

Our retail and high net worth offerings include the BlackRock Funds in the United States, our Luxembourg cross-border fund families, BlackRock Global Funds (“BGF”) and BlackRock Strategic Funds, and a range of retail funds in the U.K. BGF is registered in 37 countries and has more S&P rated funds than any cross-border mutual fund family. In 2009, we were ranked as the third largest cross border fund provider and the third largest asset gatherer in that universe3. In the U.K., we ranked among the seven largest fund managers3, and are known for our innovative product offerings, including the absolute alpha products we introduced in 2005. In the United States, we had over 50 product placements on broker-dealer platforms during the year and have grown our market position from tenth to fourth largest fund manager since we acquired MLIM in late-20064. In 2009, BlackRock won the Dalbar award for customer service in financial services, the tenth occasion on which we have been recognized for outstanding achievement in this area.

iShares

At December 31, 2009, iShares AUM reached $495.5 billion, all of which was added in connection with the BGI acquisition. iShares is the industry’s leading ETF platform, with more than 51% market share in the United States and 38% market share in EMEA5. In addition, we are the largest ETF manager in Mexico, have pioneered the product in Chile and Peru, and have introduced products in Brazil, Australia and Asia Pacific. iShares AUM increased $169.6 billion, or 52%, during 2009 on a pro forma combined basis, including $64.6 billion of net new business and $101.3 billion in market appreciation and favorable foreign exchange movements. At year-end, our iShares product mix included $381.4 billion, or 77%, in equity offerings and $102.5 billion, or 21%, in bond funds. The remainder was split between alternative investments ($10.1 billion, or 2%) and cash management products ($1.3 billion, or less than 1%).

BlackRock brings institutional quality index management to the public market via ETFs with iShares. Our global leadership position in the ETF market is reflected in the size, liquidity and range of our products. As of year-end, we managed three of the top five, six of the top ten, and 13 of the top 20 ETFs by AUM in the marketplace5. Our 417 iShares offerings, up from 362 at year-end 2008, were traded on 19 exchanges throughout the world. These included 220 funds in the United States and Canada with $394.3 billion, or 80%, of iShares AUM. Assets in these funds increased $128.7 billion, or 48%, during the year, including $48.4 billion of net inflows.

The iShares platform also has an expansive international business, with local operations in EMEA, Asia Pacific, and Latin America and Iberia. At December 31, 2009, $101.2 billion of AUM was managed in 197 funds across these regions. International iShares AUM increased $41.0 billion or 68% during 2009, with $16.2 billion of the growth attributable to net inflows and $21.0 billion to favorable market and foreign exchange rate movements. In addition, the acquisition of the NAFTRAC ETF platform in Mexico in early 2009 added $3.8 billion in AUM to the iShares complex and solidified our leading position in Mexico and Latin America.

[3]	Lipper Feri
[4]	Simfund
[5]	Bloomberg

Item 1.	BUSINESS (continued)

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. Certain of the Company’s competitors, however, have greater marketing resources than BlackRock, particularly in retail channels. These factors may place BlackRock at a competitive disadvantage and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and to attract new business will be successful.

Item 1.	BUSINESS (continued)

Geographic Information

BlackRock has clients in over 100 countries across the globe, including the United States, the United Kingdom, and Japan.

The following table illustrates the Company’s revenues and long-lived assets, including goodwill and property and equipment for the years ended December 2009, 2008 and 2007. These amounts are aggregated on a legal entity jurisdiction basis and do not necessarily reflect where the customer is sourced.

Revenues (Dollar amounts in millions)	2009	% of total	2008	% of total	2007	% of total
Americas	$3,309	70%	$3,438	68%	$3,070	63%
Europe	1,179	25%	1,360	27%	1,490	31%
Asia-Pacific	212	5%	266	5%	285	6%

Total revenues	$4,700	100%	$5,064	100%	$4,845	100%

Long-lived Assets (Dollar amounts in millions)
Americas	$12,895	99%	$5,714	99%	$5,695	98%
Europe	46	—%	27	—%	35	1%
Asia-Pacific	74	1%	52	1%	56	1%

Total long-lived assets	$13,015	100%	$5,793	100%	$5,786	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

Employees

At December 31, 2009, BlackRock had a total of 8,629 full-time employees. Of all full-time employees, 3,532 are located in offices outside the United States. At December 31, 2008, BlackRock had a total of 5,341 full-time employees.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered and unregistered investment companies, trust customers of BlackRock Institutional Trust Company, N.A. (“BTC”) and the bank subsidiaries of Bank of America and PNC and their customers. Under these laws and regulations, agencies that regulate investment advisers, investment funds and financial and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

Recent market disruptions have led to numerous proposals both in and outside the United States for changes in the regulation of the financial services industry. New laws or regulations, or changes in enforcement of existing laws or regulations, could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. Regulatory changes could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or distinguish itself from competitors.

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

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the below discussion is general in nature and does not purport to be complete.

U.S. Regulation

Certain of BlackRock’s U.S. subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (the “SEC”), the Department of Labor (the “DOL”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency of the United States (the “OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (the “NFA”), the Commodity Futures Trading Commission (the “CFTC”) and other government agencies and regulatory bodies. Certain BlackRock U.S. subsidiaries are also subject to various terrorist financing, privacy, anti-money laundering regulations and economic sanctions, laws and regulations established by various agencies.

The Investment Advisers Act of 1940, as amended (the “Advisers Act”), imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940, as amended (the “Investment Company Act”), imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Regulation (continued)

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States and globally. In addition, BlackRock manages a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to the rules of such exchanges. Violation of these laws and regulations could result in restrictions on the Company’s activities and in damage to its reputation. BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

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

BlackRock has two subsidiaries that are registered as commodity pool operators and commodity trading advisers, two other subsidiaries that are registered as commodity trading advisers and three additional subsidiaries only registered as commodity pool operators with the CFTC. All seven of these subsidiaries are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments in which certain BlackRock clients may invest. Four of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”), BlackRock Capital Markets, LLC, BlackRock Execution Services, and BlackRock Fund Distribution Company (“BFDC”) are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”). BRIL and BFDC are members of the Municipal Securities Rulemaking Board (“MSRB”) and are subject to MSRB rules.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Banking Regulation

Each of Bank of America and PNC is a bank holding company and a “financial holding company” regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Because the ownership interests of each of Bank of America and PNC in BlackRock exceeds 25% on an economic or voting basis, BlackRock is deemed to be a non-bank subsidiary of Bank of America and PNC and is therefore subject to the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to Bank of America and PNC. The supervision and regulation of Bank of America, PNC and their respective subsidiaries under applicable banking laws is intended primarily for the protection of their respective banking subsidiaries, their depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole, rather than for the protection of stockholders, creditors or clients of Bank of America, PNC or BlackRock. Bank of America’s and PNC’s relationships and good standing with their regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

BTC is a national trust company that does not accept deposits and is a member of the Federal Reserve System. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as capital adequacy, regulations governing fiduciaries, conflicts of interest, self-dealing, and anti-money laundering laws and regulations. BTC is also subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. These laws and regulations are meant for the protection of BTC’s customers, and not BTC, BTC’s affiliates or shareholders.

BlackRock generally may conduct only activities that are authorized for a “financial holding company” under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. There are limits on the ability of bank subsidiaries of Bank of America and PNC to extend credit to or conduct other transactions with BlackRock. Bank of America, PNC and their subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses.

The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders.

Any failure of either Bank of America or PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of one of Bank of America’s or PNC’s bank subsidiaries to remain “well capitalized,” by any examination downgrade of one of Bank of America’s or PNC’s bank subsidiaries, or by any failure of one of Bank of America’s or PNC’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act.

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

Regulation (continued)

Non-U.S. Regulation (continued)

The Financial Services Authority (the “FSA”) regulates BlackRock’s subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom pursuant to the Financial Services and Markets Act 2000. The FSA’s rules govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. In addition, these subsidiaries and other European subsidiaries and branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which came into effect on November 1, 2007 and regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out more detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and more extensive transaction reporting requirements.

The United Kingdom has adopted the MiFID rules into national legislation, as have those other European jurisdictions (excluding Switzerland which is not part of the EU) in which BlackRock has a presence. However, the introduction of further new regulations that will apply to BlackRock’s European activities remains likely as a result of further EU-wide legislation. A review of MiFID by the European Commission is mandated for 2010 to report on the need for extensions to the pre- and post-trade transparency obligations and may result in further rules in this area. A new EU directive, the Alternative Investment Fund Managers Directive, is currently in draft form and is likely to be implemented in 2013. This will regulate managers of, and service providers to, alternative investment funds domiciled within Europe and the marketing of all alternative investment funds into Europe. There are also ongoing plans to reform the framework to which regulated firms are subject, including in relation to regulatory capital and the protection of client assets.

In addition to the FSA, the activities of certain BlackRock subsidiaries, branches, and representative offices are overseen by comparable regulators in Germany, The Netherlands, Ireland, Luxembourg, Switzerland, Isle of Man, Jersey, Guernsey, France, Belgium, Italy, Poland, Spain and Sweden. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements. Other BlackRock subsidiaries, branches, and representative offices are regulated in China, Hong Kong, Singapore, Taiwan, South Korea, India, Dubai, Brazil, Chile, Mexico and Canada.

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

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (the “ASIC”) and the Australian Prudential Regulatory Authority (the “APRA”). The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. The APRA is the prudential regulator of the Australian financial services industry and oversees banks, credit unions, building societies, general insurance and reinsurance companies, life insurance, friendly societies and most members of the superannuation (pension) industry. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the regulated subsidiaries licenses in Australia.

Item 1.	BUSINESS (continued)

Regulation (continued)

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (the “SFO”) which governs the securities and futures markets and the non-bank retail leveraged foreign exchange market in Hong Kong. The SFO is administered by the Securities and Futures Commission (the “SFC”), an independent non-governmental body. The relevant subsidiaries, and certain individuals representing them, which conduct business in any of the regulated activities specified in the SFO are generally required to be registered or licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time.

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries are authorized to conduct business.

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

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns earned on AUM. Movements in equity market prices, interest rates, foreign exchange rates, or all three could cause the following, which would result in lower investment advisory, administration and performance fees or earnings:

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

The Company’s management believes that investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or to competitors could reduce revenues and cause earnings to decline as a result of:

•	existing clients withdrawing funds in favor of better performing products, which could result in lower investment advisory and administration fees;

•	the diminishing ability to attract funds from existing and new clients;

•	the Company earning minimal or no performance fees; and

•	an impairment to the value of intangible assets and goodwill.

BlackRock may elect to provide support to its products from time to time.

BlackRock may, at its option, from time to time support investment products through capital or credit support. See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Such support utilizes capital that would otherwise be available for other corporate purposes. Losses on such support, or failure to have or devote sufficient capital to support products, could have an adverse impact on revenues and earnings.

Changes in the value levels of the capital markets or other asset classes could lead to a decline in the value of investments that BlackRock owns.

At December 31, 2009, BlackRock held approximately $1 billion of investments that are reflected on its statement of financial condition. Approximately $0.5 billion of this amount is the result of consolidation of certain sponsored investment funds. BlackRock’s economic interest in these investments is primarily the result of seed and co-investments in its sponsored investment funds. A decline in the prices of stocks or bonds, or the value of real estate or other alternative investments within or outside the United States could lower the value of these investments and result in a decline of non-operating income and increased volatility to earnings.

Item 1A.	RISK FACTORS (continued)

Continued capital losses on investments could have adverse income tax consequences.

The Company may generate realized and unrealized capital losses on seed investments and co-investments. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company has unrealized capital losses for which a deferred tax asset has been established. In the event such unrealized losses are realized, the Company may not be able to offset such losses within the carryback or carryforward period or from future realized capital gains, in which case the deferred tax asset will not be realized. The failure to utilize the deferred tax asset could materially increase BlackRock's income tax expense.

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

Separate account and commingled trust clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts or significant AUM under various circumstances such as adverse market conditions or poor performance.

Additionally, BlackRock manages its U.S. mutual funds and exchanged traded funds under management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund managed by the Company will approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

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

A portion of the Company’s revenues is derived from performance fees on investment and risk management advisory assignments. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile. The volatility in earnings may decrease BlackRock’s stock price. Performance fees represented $202 million, or 4%, of total revenue for the year ended December 31, 2009.

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses, such as the MLIM, Quellos and BGI Transactions. These strategies may not be effective and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues additional sizeable acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices and it may not be able to successfully integrate or realize the intended benefits from such acquisitions.

Item 1A.	RISK FACTORS (continued)

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

BlackRock is dependent on the effectiveness of its information security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings or stock price.

The failure of a key vendor to BlackRock to fulfill its obligations could have a material adverse effect on BlackRock and its products.

BlackRock depends on a number of key vendors for various fund administration, custody and transfer agent roles and other operational needs. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues in certain products, which could result in financial losses for the Company and its clients.

Item 1A.	RISK FACTORS (continued)

The continuing integration of the BGI business creates risks and uncertainties that could adversely affect profitability.

The BGI business and personnel are in the process of being integrated with BlackRock’s previously existing business and personnel. These transition activities are complex and the Company may encounter unexpected difficulties or incur unexpected costs including:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving expected synergies associated with the transaction;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest and client imposed concentration limits on the use of an investment manager; and

•	challenges in attracting and retaining key personnel.

As a result, the Company may not be able to realize the expected revenue growth and other benefits that it hopes to achieve from the transaction. In addition, BlackRock may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

Failure to manage risks in operating securities lending for clients could lead to a loss of clients and a decline in revenues and liquidity

The size of BlackRock’s securities lending programs increased significantly with the completion of the BGI transaction. As part of these programs, BlackRock must manage risks associated with (i) ensuring that the value of the collateral held against the securities on loan does not decline in value or become illiquid and that its nature and value complies with regulatory requirements, (ii) the potential that a borrower may not return a security on a timely basis, (iii) the potential that the collateral held may not be sufficient to repurchase the loaned security, and (iv) errors in the settlement of securities, daily mark-to-market valuations and collateral collection. The failure of the Company’s controls to mitigate these risks could result in financial losses for our clients that participate in our securities lending programs as well as for the Company.

Risks Related to Relationships with Bank of America/Merrill Lynch, PNC, Barclays and Other Institutional Investors

Merrill Lynch is an important distributor of BlackRock’s products, and the Company is therefore subject to risks associated with the business of Merrill Lynch.

Under a global distribution agreement entered into with Merrill Lynch, Merrill Lynch provides distribution, portfolio administration and servicing for certain BlackRock investment management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third party distributors. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be adversely affected.

Item 1A.	RISK FACTORS (continued)

Loss of market share with Merrill Lynch’s Global Wealth & Investment Management business could harm operating results.

A significant portion of BlackRock’s revenue has historically come from AUM generated by Merrill Lynch’s Global Wealth & Investment Management (“GWIM”) business. BlackRock’s ability to maintain a strong relationship with GWIM is material to the Company’s future performance. If one of the Company’s competitors gains significant additional market share within the GWIM retail channel at the expense of BlackRock, then BlackRock’s business, results of operations or financial condition may be negatively impacted.

The failure of Barclays to fulfill its commitments, or the inadequacy of the support provided, under certain capital support agreements in favor of a number of securities lending related cash management funds acquired in the BGI Transaction, could negatively impact such funds and BlackRock.

Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. The failure of Barclays to fulfill its obligations under these agreements, or the inadequacy of the support provided, could cause our clients to suffer losses and BlackRock to suffer reputational and other adverse impacts. For a discussion on the capital support agreements see “Management, Discussion and Analysis – Liquidity and Capital Resources – Barclays Support of Certain Securities Lending Related Cash Funds.”

For so long as Bank of America/Merrill Lynch, PNC and Barclays maintain certain levels of stock ownership, Bank of America/Merrill Lynch, PNC and Barclays will vote as stockholders in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of Bank of America/Merrill Lynch, PNC and Barclays.

Bank of America/Merrill Lynch, PNC and Barclays have agreed to vote all of their shares in accordance with the recommendation of BlackRock’s Board of Directors to the extent consistent with the provisions of their respective stockholder agreements with BlackRock. As a consequence, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will likely be approved or disapproved solely in accordance with the determinations of the BlackRock Board of Directors, so long as the shares held by Bank of America/Merrill Lynch, PNC and Barclays constitute a substantial portion of the outstanding shares. This arrangement has the effect of concentrating control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board. At December 31, 2009, Bank of America/Merrill Lynch, PNC and Barclays owned approximately 3.7%, 35.2% and 4.8%, respectively, of BlackRock’s voting common stock.

The majority of our stock is held by a group of large shareholders. Future sales of our common stock in the public market by us or our large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2009, Bank of America/Merrill Lynch, PNC and Barclays owned 34.2%, 24.5% and 19.8% of our capital stock, respectively. In connection with the BGI Transaction, 16.4 million shares were sold to other institutional investors. We have entered into registration rights agreements with Bank of America/Merrill Lynch, PNC and Barclays, as well as the institutional investors who purchased shares of BlackRock capital stock in connection with the BGI Transaction. The registration rights agreements, which include customary “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of capital stock and cooperate in certain underwritten offerings. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

Recent market disruptions have led to numerous proposals in the United States and internationally for changes in the regulation of the financial services industry. New laws or regulations, or changes in enforcement of existing laws or regulations, could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including increased capital, compliance and tax costs) as well as reputational harm. Regulatory changes could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested directly and on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or to distinguish itself from competitors.

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

Certain BlackRock subsidiaries are subject to ERISA and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of the relevant subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company’s earnings or cause its stock price to decline.

Item 1A.	RISK FACTORS (continued)

BlackRock is subject to banking regulations that may limit its business activities.

Because the total equity ownership interest of each of Bank of America and PNC in BlackRock exceeds 25% on an economic or voting basis, BlackRock is deemed to be a non-bank subsidiary of each of Bank of America and PNC, which are both financial holding companies under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of Bank of America and PNC, BlackRock is subject to banking regulation, including the supervision and regulation of the Federal Reserve. Such banking regulation limits the activities and the types of businesses that BlackRock may conduct. The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business, and to impose substantial fines and other penalties for violations. Any failure of either Bank of America or PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. In addition, BlackRock’s trust bank subsidiary is subject to regulation by the OCC parallel in many respects to that imposed under the Advisers Act and the Investment Company Act as described above and to capital requirements established by the OCC. The OCC has broad enforcement authority over BlackRock’s trust bank subsidiary. Being subject to banking regulation may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

Failure to comply with laws and regulations in the United Kingdom, other member states of the European Union, Hong Kong, Japan, Australia and other non-U.S. jurisdictions in which BlackRock operates could result in substantial harm to BlackRock’s reputation and results of operations.

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

In addition, these subsidiaries, and other European subsidiaries, branches or representative offices, must comply with the pan-European regime established by the Markets in Financial Instruments Directive, which regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements.

In Japan, certain BlackRock subsidiaries are subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (the “ASIC”) and the Australian Prudential Regulation Authority. The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the relevant subsidiaries’ licenses in Australia.

Item 1A.	RISK FACTORS (continued)

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (the “SFO”) which governs the securities and futures markets and the non-bank retail leveraged foreign exchange market in Hong Kong. The SFO is administered by the Securities and Futures Commission (the “SFC”), an independent non-governmental body. The relevant subsidiaries, and certain individuals representing them, which conduct business in any of the regulated activities specified in the SFO are generally required to be registered or licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time.

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries conduct business or where the funds and products it manages are organized. Failure to comply with laws and regulations in any of these jurisdictions could result in substantial harm to BlackRock’s reputation and results of operation.

Legal proceedings could adversely affect operating results and financial condition for a particular period.

Many aspects of BlackRock’s business involve substantial risks of legal liability. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. From time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide or other investigations or proceedings. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

The legislative and economic effects of climate change could impact investment strategies and the value of assets that BlackRock manages.

BlackRock invests in a variety of sectors on behalf of its clients. To the extent certain of these sectors are negatively impacted by climate change or legislation or international agreements related to climate change, the value of, and the returns realized on, the related AUM could decrease or cause clients to withdraw funds in favor of products in sectors that BlackRock may not offer.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Exchange Act of 1934.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and throughout the world, including Boston, Chicago, Edinburgh, Florham Park (New Jersey), Hong Kong, London, Melbourne, Munich, Plainsboro (New Jersey), San Francisco, Seattle, Singapore, Sydney and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware).

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

Item 4.	RESERVED

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2010, there were 441 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2009
First Quarter	$143.32	$88.91	$130.04	$0.78
Second Quarter	$183.80	$119.12	$175.42	$0.78
Third Quarter	$220.17	$159.45	$216.82	$0.78
Fourth Quarter	$241.66	$206.00	$232.20	$0.78

2008
First Quarter	$231.99	$165.72	$204.18	$0.78
Second Quarter	$227.51	$171.86	$177.00	$0.78
Third Quarter	$249.37	$156.20	$194.50	$0.78
Fourth Quarter	$195.00	$94.78	$134.15	$0.78

BlackRock’s closing common stock price as of March 5, 2010 was $219.83.

Dividends

On February 25, 2010, the Board of Directors approved an increase of BlackRock’s quarterly dividend to $1.00 to be paid on March 23, 2010 to stockholders of record on March 8, 2010.

Barclays, Merrill Lynch, PNC and their respective affiliates along with other institutional investors receive dividends on the non-voting participating preferred stock that they hold equivalent to the dividends received by common stockholders.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

During the three months ended December 31, 2009, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1, 2009 through October 31, 2009	3,731	$216.74	—	751,400

November 1, 2009 through November 30, 2009	2,242	$235.04	—	751,400

December 1, 2009 through December 31, 2009	18,714	$225.42	—	751,400

Total	24,687	$224.99	—	751,400

[1]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

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

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2009	2008	2007[1]	2006 [1]	2005

Income statement data:
Total revenue	$4,700	$5,064	$4,845	$2,098	$1,191

Expenses
Restructuring charges	22	38	—	—	—
Termination of closed-end fund administration and servicing arrangements	—	—	128	—	—
Fee sharing payment [2]	—	—	—	34	—
Other operating expenses [3]	3,400	3,433	3,423	1,592	850

Total expenses	3,422	3,471	3,551	1,626	850

Operating income	1,278	1,593	1,294	472	341

Total non-operating income (expense)	(6)	(577)	526	53	31

Income before income taxes	1,272	1,016	1,820	525	372
Income tax expense	375	387	463	188	138

Net income	897	629	1,357	337	234
Less: Net income (loss) attributable to non-controlling interests [4]	22	(155)	364	16	3

Net income attributable to BlackRock, Inc.	$875	$784	$993	$321	$231

Per share data 5:
Basic earnings	$6.24	$5.86	$7.53	$3.95	$3.60
Diluted earnings	$6.11	$5.78	$7.37	$3.83	$3.45
Book value [6]	$128.86	$92.91	$90.16	$83.63	$14.56
Common and preferred cash dividends	$3.12	$3.12	$2.68	$1.68	$1.20

Item 6.	SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollar amounts in millions)	2009 [7]	2008	2007	2006 [1]	2005
Balance sheet data:
Cash and cash equivalents	$4,708	$2,032	$1,656	$1,160	$484
Separate account assets [8]	$119,629	$2,623	$4,670	$4,300	$—
Collateral held under securities lending agreements [8]	$19,335	$—	$—	$—	$—
Goodwill and intangible assets, net	$30,218	$11,974	$12,073	$11,139	$484
Total assets	$177,994	$19,924	$22,561	$20,470	$1,849

Short-term borrowings	$2,234	$200	$300	$—	$—
Convertible debentures	243	245	242	238	235
Long-term borrowings	3,191	697	697	3	4

Total borrowings	$5,668	$1,142	$1,239	$241	$239

Total stockholders’ equity	$24,329	$12,069	$11,601	$10,789	$932

	December 31,
(Dollar amounts in millions)	2009 [7]	2008	2007	2006 [1]	2005

Assets under management:
Equity
Index	$1,183,005	$51,076	$71,381	$61,631	$1,256
Active	353,051	152,216	291,324	255,330	35,518
Fixed income
Index	459,326	3,411	3,942	4,274	797
Active	596,300	477,954	506,265	441,046	300,427
Multi-asset class	142,029	77,516	98,623	78,601	3,425
Alternative	102,101	61,544	71,771	48,292	25,323

Long-dated	2,835,812	823,717	1,043,306	889,174	366,746
Cash management	349,277	338,439	313,338	235,453	85,936

Sub-total	3,185,089	1,162,156	1,356,644	1,124,627	452,682
Advisory[9]	161,167	144,995	—	—	—

Total	$3,346,256	$1,307,151	$1,356,644	$1,124,627	$452,682

[1]	Significant increases in 2006 and 2007 (for income statement and AUM data only) are primarily the result of the MLIM Transaction which closed on September 29, 2006.
[2]	Includes a 2006 fee sharing payment to MetLife, Inc. representing a one-time expense related to a large institutional real estate equity client account acquired in the SSR Transaction.
[3]	Includes all other operating expenses.
[4]	Includes both redeemable and nonredeemable non-controlling interests.
[5]	Series A, B, C and D non-voting participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
[6]	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at December 31 of the respective year-end.
[7]	Significant increases in 2009 are primarily the result of the BGI Transaction which closed on December 1, 2009.
[8]

Equal and offsetting amounts, related to separate account assets which are segregated funds held for purposes of funding individual and group pension contracts and collateral held under securities lending agreements related to these assets, are recorded in liabilities.

[9]	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to integrate the operations of Barclays Global Investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm which as of December 31, 2009 managed $3.346 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company’s products include equities, fixed income, multi-asset class, alternatives and cash management, and offer clients diversified access to global markets through separate accounts, common trust funds, mutual funds, exchange traded funds, hedge funds, and closed-end funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

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

On December 1, 2009, BlackRock acquired from Barclays Bank PLC (“Barclays”) all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) in exchange for capital shares valued at closing of $8.53 billion and $6.65 billion in cash, both of which are subject to certain adjustments.

As of December 31, 2009, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock

Bank of America/Merrill Lynch	3.7%	34.2%
PNC	35.2%	24.5%
Barclays	4.8%	19.8%
Other	56.3%	21.5%

	100.0%	100.0%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2009, 2008 and 2007:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in millions, except per share data)

				Variance
	Year ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%

GAAP basis:
Total revenue	$4,700	$5,064	$4,845	$(364)	(7)%	$219	5%
Total expenses	$3,422	$3,471	$3,551	$(49)	(1)%	$(80)	(2)%
Operating income	$1,278	$1,593	$1,294	$(315)	(20)%	$299	23%
Operating margin	27.2%	31.5%	26.7%	(4.3)%	(14)%	4.8%	18%
Non-operating income (expense), net of non-controlling interests [1]	$(28)	$(422)	$162	$394	93%	$(584)	NM

Net income attributable to BlackRock, Inc.	$875	$784	$993	$91	12%	$(209)	(21)%
Diluted earnings per common share (e)	$6.11	$5.78	$7.37	$0.33	6%	$(1.59)	(22)%

Effective tax rate	30.0%	33.0%	31.8%	(3.0)%	(9)%	1.2%	4%

As adjusted:
Operating income (a)	$1,570	$1,662	$1,518	$(92)	6%	$144	9%
Operating margin (a)	38.2%	38.7%	37.4%	(0.5)%	(1)%	1.3%	4%
Non-operating income (expense), net of non-controlling interests 1, (b)	$(46)	$(384)	$150	$338	88%	$(534)	NM

Net income attributable to BlackRock, Inc. (c), (d)	$1,021	$856	$1,077	$165	19%	$(221)	(21)%

Diluted earnings per common share (c), (d), (e)	$7.13	$6.30	$7.99	$0.83	13%	$(1.69)	(21)%

Other:
Diluted weighted-average common shares outstanding (e)	139,481,449	131,376,517	131,378,061	8,104,932	6%	(1,544)	—%
Assets under management	$3,346,256	$1,307,151	$1,356,644	$2,039,105	156%	$(49,493)	(4)%
Book value per share	$128.86	$92.91	$90.16	$35.95	39%	$2.75	3%
Cash dividends declared and paid per share	$3.12	$3.12	$2.68	$—	—%	$0.44	16%

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

	Year ended
(Dollar amounts in millions)	2009	2008	2007

Operating income, GAAP basis	$1,278	$1,593	$1,294
Non-GAAP adjustments:
BGI transaction/integration costs	183	—	—
MLIM/Quellos integration costs	—	—	20
PNC LTIP funding obligation	59	59	54
Merrill Lynch compensation contribution	10	10	10
Restructuring charges	22	38	—
Termination of closed-end fund administration and servicing arrangements	—	—	128
Compensation expense related to (depreciation) appreciation on deferred compensation plans	18	(38)	12

Operating income, as adjusted	1,570	1,662	1,518
Closed-end fund launch costs	2	9	36
Closed-end fund launch commissions	1	—	6

Operating income used for operating margin measurement	$1,573	$1,671	$1,560

Revenue, GAAP basis	$4,700	$5,064	$4,845
Non-GAAP adjustments:
Distribution and servicing costs	(477)	(591)	(539)
Amortization of deferred mutual fund sales commissions	(100)	(130)	(108)
Reimbursable property management compensation	—	(21)	(27)

Revenue used for operating margin measurement	$4,123	$4,322	$4,171

Operating margin, GAAP basis	27.2%	31.5%	26.7%

Operating margin, as adjusted	38.2%	38.7%	37.4%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	(continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Restructuring charges recorded in 2008 and 2009 consist of compensation costs, occupancy costs and professional fees. MLIM and Quellos integration costs recorded in 2007 consist principally of certain professional fees, rebranding costs and compensation costs incurred in conjunction with these integrations. BGI transaction/integration costs recorded in 2009 consist principally of certain advisory fees, compensation expense, legal fees and consulting expenses incurred in conjunction with the BGI transaction. The expenses associated with: (i) the 2008 and 2009 restructuring, (ii) BGI transaction and integration costs, (iii) MLIM and Quellos integration costs and (iv) the 2007 termination of the closed-end fund administration and servicing arrangements with Merrill Lynch have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help enhance the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution, a portion of which has been received, have been excluded because these charges ultimately do not impact BlackRock’s book value.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction/integration costs, closed-end fund launch costs and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance for BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and to other third parties. Management believes that excluding such costs is useful to BlackRock because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred mutual fund sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. Reimbursable property management compensation represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). Prior to the transfer in 2008, these employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they did not bear an economic cost to BlackRock. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(b)	Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to NCI, GAAP basis, adjusted for compensation expense associated with depreciation (appreciation) on assets related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007

Non-operating income (expense), GAAP basis	$(6)	$(577)	$526
Less: Net income (loss) attributable to NCI, GAAP basis	22	(155)	364

Non-operating income (expense) [1]	(28)	(422)	162
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(18)	38	(12)

Non-operating income (expense), as adjusted [1]	$(46)	$(384)	$150

[1]	Includes net income (loss) attributable to NCI (redeemable and nonredeemable) related to investment and non-investment activities.

Management believes that non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with depreciation (appreciation) on assets related to certain BlackRock deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(c)	Net income attributable to BlackRock, Inc., as adjusted:

Management believes that net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant non-recurring items as well as charges that ultimately will not impact BlackRock’s book value.

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007
Net income attributable to BlackRock, Inc., GAAP basis	$875	$784	$993
Non-GAAP adjustments, net of tax: (d)
BGI transaction/integration costs	129	—	—
PNC’s LTIP funding obligation	41	39	34
Merrill Lynch compensation contribution	7	7	6
Restructuring charges	14	26	—
MLIM/Quellos integration costs	—	—	13
Termination of closed-end fund administration and servicing arrangements	—	—	82
Income tax law changes	(45)	—	(51)

Net income attributable to BlackRock, Inc., as adjusted	$1,021	$856	$1,077

Allocation of net income attributable to BlackRock, Inc., as adjusted: (f)
Common shares	$995	$828	$1,049
Participating RSUs	26	28	28

Net income attributable to BlackRock, Inc., as adjusted	$1,021	$856	$1,077

Diluted weighted average common shares outstanding (e)	139,481,449	131,376,517	131,378,061

Diluted earnings per common share, GAAP basis (e)	$6.11	$5.78	$7.37

Diluted earnings per common share, as adjusted (e)	$7.13	$6.30	$7.99

The restructuring charges and the BGI, MLIM and Quellos integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help enhance the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the Merrill Lynch cash compensation contribution, a portion of which has been received, have been excluded from net income attributable to BlackRock, Inc., as adjusted, because these charges ultimately do not impact BlackRock’s book value. The termination of the closed-end fund administration and servicing arrangements with Merrill Lynch has been excluded from net income attributable to BlackRock, Inc., as adjusted, as the termination of the arrangements is deemed non-recurring by management.

During third quarter 2009, legislation was enacted primarily with respect to New York City corporate income taxes, effective January 1, 2009, which resulted in a revaluation of deferred income tax assets and liabilities. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it is non-recurring, it does not ultimately impact cash flows and to enhance comparability to prior reporting periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(c)	Net income attributable to BlackRock, Inc., as adjusted (continued):

During third quarter 2007, the United Kingdom and Germany enacted legislation reducing corporate income taxes, effective in April and January of 2008, respectively, which resulted in a revaluation of certain deferred tax liabilities. The resulting decrease in income taxes has been excluded from net income, as adjusted, as it is non-recurring, it does not ultimately impact cash flows and to enhance comparability to current and prior reporting periods.

(d)	For the years ended December 31, 2009, 2008 and 2007 non-GAAP adjustments were tax effected at 30%, 33% and 36%, respectively, which reflect the blended rate applicable to the adjustments.
(e)	Series A, B, C and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share (“ASC 260-10”).
(f)	Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in ASC 260-10.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Australia and Germany. The Company provides a wide array of taxable and tax-exempt fixed income, equity and balanced investment funds, including exchange traded funds and mutual funds, and separate accounts, as well as a wide assortment of index-based equity and alternative investment products for a diverse global clientele. BlackRock provides global advisory services for investment funds and other non-U.S. equivalent retail products. The Company’s non-U.S. mutual funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension funds, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement, which, following Bank of America’s acquisition of Merrill Lynch, runs through January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met. See Note 17, Related Party Transactions, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain alternative products, or, in the case of certain real estate equity clients, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange gains or losses and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts, purchases and redemptions of investment fund shares and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

BlackRock also earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The security loans are secured by collateral in the form of cash and securities, ranging from approximately 102% to 108% of the value of the loaned securities. The net income earned on the collateral is shared between BlackRock and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees, based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met.

The Company also earns fees for transition management services comprised of referral fees or agency commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of its customers. Commissions and related clearing expenses related to transition management services are recorded on a trade-date basis as securities transactions occur.

Operating expenses reflect employee compensation and benefits, distribution and servicing costs, amortization of deferred mutual fund sales commissions, direct fund expenses, general and administration expenses and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense reflects salaries, commissions, deferred and incentive compensation, employer payroll taxes and related benefit costs.

•

Distribution and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement and to PNC-affiliated entities, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

•

Direct fund expenses consist primarily of third party non-advisory expenses incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expenses, audit and tax services as well as other fund related expenses directly attributable to the non-advisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

BlackRock holds investments primarily in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans, or for regulatory purposes. Non-operating income (expense) and other comprehensive income for available-for-sale investments includes the impact of changes in the valuations or pick up of equity method earnings of these investments, as well as interest income and interest expense.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management

AUM for reporting purposes is generally based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

BlackRock, Inc.

Assets Under Management 1

By Asset Class

	Year ended December 31,			Variance
(Dollar amounts in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Equity
Index	$1,183,005	$51,076	$71,381	NM	(28)%
Active	353,051	152,216	291,324	132%	(48)%
Fixed income
Index	459,326	3,411	3,942	NM	(13)%
Active	596,300	477,954	506,265	25%	(6)%
Multi-asset class	142,029	77,516	98,623	83%	(21)%
Alternative	102,101	61,544	71,771	66%	(14)%

Long-dated	2,835,812	823,717	1,043,306	244%	(21)%
Cash management	349,277	338,439	313,338	3%	8%

Sub-total	3,185,089	1,162,156	1,356,644	174%	(14)%
Advisory [2]	161,167	144,995	—	11%	NM

Total	$3,346,256	$1,307,151	$1,356,644	156%	(4)%

NM – Not Meaningful

[1]	Data reflects the reclassification of AUM into the current period presentation.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Mix of Assets Under Management

By Asset Class 1

	Year ended December 31,
	2009	2008	2007

Equity
Index	35%	4%	5%
Active	11%	12%	22%
Fixed income
Index	14%	—%	1%
Active	18%	36%	37%
Multi-asset class	4%	6%	7%
Alternative	3%	5%	5%

Long-dated	85%	63%	77%
Cash management	10%	26%	23%

Sub-total	95%	89%	100%
Advisory [2]	5%	11%	—%

Total	100%	100%	100%

[1]	Data reflects the reclassification of AUM into the current period presentation.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $2.039 trillion, or 156%, to $3.346 trillion at December 31, 2009, compared to $1.307 trillion at December 31, 2008. The growth in AUM was primarily attributable to $1.849 trillion acquired in the BGI Transaction, $1 billion acquired from R3 Capital Management, LLC, $145 billion in net market appreciation and foreign exchange movements, $82 billion of net subscriptions in long-dated mandates, $12 billion of net new business in advisory assignments offset by $49 billion of outflows in cash management products. Net market appreciation of $144 billion included $104 billion of net appreciation in equity products due to an increase in global equity markets, $29 billion in fixed income products due to current income and changes in interest rate spreads and $16 billion in multi-asset class products, offset by $5 billion market depreciation in alternative products, primarily in real estate products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the years ended December 31, 2009, 2008 and 2007.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007

Beginning assets under management	$1,307,151	$1,356,644	$1,124,627
Net subscriptions/(redemptions) [1]
Long-dated	81,542	(2,822)	62,367
Cash management	(49,122)	25,670	75,272
Advisory [2]	11,642	144,756	—

Total net subscriptions	44,062	167,604	137,639
Acquisitions [3]	1,850,252	—	21,868
Market appreciation (depreciation)	143,706	(188,950)	60,132
Foreign exchange [4]	1,085	(28,147)	12,378

Total change	2,039,105	(49,493)	232,017

Ending assets under management	$3,346,256	$1,307,151	$1,356,644

Percent change in total change in AUM from net subscriptions	2%	NM	59%
Percent change in total AUM	156%	(4)%	21%

NM – Not Meaningful

[1]	Includes distributions representing return of capital and return of investment to investors.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.
[3]

Includes AUM acquired from Barclays in December 2009, R3 Capital Management, LLC in April 2009 and Quellos Group, LLC in October 2007 and acquisition adjustments to conform to current period combined AUM policy.

[4]	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock has historically grown aggregate AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM by focusing on strong investment performance and client service and by developing new products and new distribution capabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM 1 by product type during 2009.

(Dollar amounts in millions)	December 31, 2008	Net subscriptions (redemptions)[2]	Acquisitions[3]	Market appreciation (depreciation)	Foreign exchange [4]	December 31, 2009
Equity
Index	$51,076	$32,274	$1,055,456	$49,060	$(4,861)	$1,183,005
Active	152,216	9,778	132,205	55,169	3,683	353,051
Fixed income
Index	3,411	6,393	467,340	(11,184)	(6,634)	459,326
Active	477,954	25,559	49,918	39,614	3,255	596,300
Multi-asset class	77,516	11,979	36,408	15,756	370	142,029
Alternative	61,544	(4,441)	49,395	(4,717)	320	102,101

Long-dated	823,717	81,542	1,790,722	143,698	(3,867)	2,835,812
Cash management	338,439	(49,122)	59,530	(161)	591	349,277

Sub-total	1,162,156	32,420	1,850,252	143,537	(3,276)	3,185,089
Advisory[5]	144,995	11,642	—	169	4,361	161,167

Total	$1,307,151	$44,062	$1,850,252	$143,706	$1,085	$3,346,256

[1]	Data reflects the reclassification of AUM into the current period presentation.
[2]	Includes distributions representing return of capital and return on investment to investors.
[3]	Includes AUM acquired from Barclays in December 2009 and R3 Capital Management, LLC in April 2009 and acquisition adjustments to conform to current period combined AUM policy.
[4]	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
[5]	Advisory AUM represents long-term portfolio liquidation assignments.

Business Outlook

The Company began 2010 with a substantially increased AUM base as a result of the BGI Transaction and strong market and organic growth in 2009. At the same time, domestic and international markets continue to be volatile as a result of investor concerns that the global economy is weaker than investors expected. The U.S. housing market, employment levels, debt levels in European nations and the stability of certain foreign currencies are heightening investor anxiety in the early part of 2010. The timing and direction of these volatile markets, investment performance and the level of new client asset flows will have a direct impact on the Company’s revenue. With the BGI Transaction, the Company offers an expanded range of products with investment objectives to track various indices and others that target returns in excess of specified benchmarks as well as liquidity funds. Consequently, BlackRock should be well positioned to meet these challenges, as well as navigate the following issues that may also impact the Company’s results in 2010:

•

The levels of institutional liquidity assets may continue to decline from year-end levels. These assets are expected to be redeployed to direct investment, bank deposits or longer-dated strategies as market conditions stabilize. The Company’s diversified global product offerings, client service and independent advice may enable it to retain a portion of these assets.

•

Additionally, as investors shift their preferences between active and passive investment styles, the Company’s broad active and passive product profile ability should enable it to retain and capture AUM as it has a wide array of offerings in both product styles.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Outlook (continued)

•

The regulatory environment is evolving for financial institutions. The SEC has enacted reforms to Rule 2a-7 under the Investment Company Act, governing money market funds with the intent to protect the industry and our clients. The SEC indicated there is likely to be a second round of changes governing money market funds. These changes, should they be enacted, may affect the margins of the money market industry and may affect industry participants differently depending on scale. Other financial services reforms may favor the separation of fiduciary management and banking activities from proprietary investing. BlackRock acts as an independent asset manager and does not engage in proprietary trading or deposit taking activities.

•

The liquidity crunch and associated market disruption gave rise to greater demand for our advisory services, combining our extensive capital markets and structuring expertise with rigorous modeling and analytical capabilities. While the demand for these services remained high through the volatile markets, demand for short-term advisory services may decline as market concerns ease. A meaningful percentage of BlackRock Solutions and advisory revenues in 2009 was composed of one-time advisory and portfolio structuring fees. At the same time, as markets have stabilized, we have seen clients investing in longer-term risk and systems solutions.

•

A return to higher market levels may enable the Company’s alternative investment products with absolute return objectives to contribute additional performance fee revenue. However, such fees are dependent on achieving investor “high water marks”.

•

The global exchange traded funds market is expected to continue to grow. BlackRock has a large array of products and assets under management in this market. As a first mover in several products, many of the iShares products have achieved a critical mass, providing both liquidity to investors and minimizing the difference between the unit exchange traded market values and the underlying unit net asset values. As additional asset managers enter the marketplace to offer exchange traded funds, the Company’s market share may decline even while the overall market grows.

•

The Company will continue to assess the appropriateness of its cost structure as it integrates BGI. The Company may decide to take additional measures to reduce costs. The benefits of any cost reduction measures may be realized over time and may or may not require upfront costs.

•	At the same time, the Company plans to invest in future growth opportunities. There may be opportunities where the cost in the current period will precede the expected future revenue.

•

Certain costs, such as direct fund expenses and cash incentive compensation, will tend to move in line with revenue. As stock awards are expensed subsequent to their grant date, the associated expense will not vary with future revenues. The stock awards related to 2009 performance will be expensed in 2010 and subsequent years.

•

Real estate costs are expected to increase. We leased new space, most notably in London, on which we will begin incurring rent expense even though we will not move into that space until it is fully built out in 2011. The Company has not completed analyzing its requirements in all other locations impacted by the acquisition of BGI.

•

Marketing expenses, including travel and entertainment, are expected to increase to levels which reflect our increased client base, a more geographically diverse firm and additional client opportunities.

•

The effective tax rate of the Company is affected, among other things, by the geographic distribution of earnings and global changes in tax legislation, including efforts by governments to raise taxes to reduce projected deficits. The effective tax rate may vary from period to period as a result of these factors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Investment advisory, administration fees and securities lending revenue:
Equity
Index	$192	$28	$164	NM
Active	1,230	1,587	(357)	(22)%
Fixed income
Index	35	2	33	NM
Active	865	872	(7)	(1)%
Multi-asset class	479	519	(40)	(8)%
Alternative	400	541	(141)	(26)%
Cash management	625	708	(83)	(12)%

Total	3,826	4,257	(431)	(10)%
Investment advisory performance fees
Equity	46	86	(40)	(47)%
Fixed income	21	5	16	320%
Multi-asset class	20	8	12	150%
Alternative	115	78	37	47%

Total	202	177	25	14%

BlackRock Solutions and advisory	477	393	84	21%
Distribution fees	100	139	(39)	(28)%
Other revenue	95	98	(3)	(3)%

Total revenue	$4,700	$5,064	$(364)	(7)%

NM – Not Meaningful

Total revenue for the year ended December 31, 2009 decreased $364 million, or 7%, to $4,700 million, compared with $5,064 million for the year ended December 31, 2008. Total revenue for the year ended December 31, 2009 includes $312 million of incremental revenue related to the BGI acquisition. The $364 million decrease was the result of a $431 million decrease in total investment advisory, administration fees and securities lending revenue, a $39 million decrease in distribution fees and a $3 million decrease in other revenue, offset by an $84 million increase in BlackRock Solutions and advisory revenue and a $25 million increase in performance fees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory, administration fees and securities lending revenue for the year ended December 31, 2009 included approximately $278 million of fees related to the BGI acquisition. The decrease in investment advisory, administration fees and securities lending revenues of $431 million for the year ended December 31, 2009, compared with the year ended December 31, 2008 consisted of decreases of $357 million in active equity products, $40 million in multi-asset class products, $141 million in alternative investment products, $7 million in active fixed income products and $83 million in cash management products primarily associated with a market driven reduction in average AUM for equity, multi-asset class and alternative products and net redemptions in cash management products. The decrease is offset by a $164 million increase in equity index products and a $33 million increase in fixed income index products primarily related to products acquired in the BGI acquisition.

Performance Fees

Investment advisory performance fees increased $25 million, or 14%, to $202 million for the year ended December 31, 2009, as compared to $177 million for the year ended December 31, 2008, primarily due to an increase in performance fees in alternative equity hedge funds, fixed income and multi-asset class separate accounts, offset by a decrease in international equity separate accounts. The year ended December 31, 2009 included $24 million of performance fees related to the BGI acquisition.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the year ended December 31, 2009 increased $84 million, or 21%, compared with the year ended December 31, 2008. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory assignments during the period, as well as additional Aladdin and risk management mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees decreased $39 million to $100 million for the year ended December 31, 2009, as compared to $139 million for the year ended December 31, 2008. The decrease in distribution fees was primarily the result of lower sales, redemptions and AUM in certain share classes of open-end mutual funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Revenue (continued)

Other Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Other revenue:
Commissions revenue	$28	$26	$2	8%
Transition management service fees	22	13	9	69%
Equity method investment earnings (1)	15	1	14	NM
Fund accounting	9	11	(2)	(18)%
Property management fees	1	32	(31)	(97)%
Other miscellaneous revenue	20	15	5	33%

Total other revenue	$95	$98	$(3)	(3)%

NM – Not Meaningful

(1)	Related to operating and advisory company investments.

Other revenue of $95 million for the year ended December 31, 2009 decreased $3 million, or 3%, compared with the year ended December 31, 2008. Other revenue for the year ended December 31, 2009 included $10 million of incremental revenue related to the operations of BGI.

The decrease in other revenue was primarily the result of a $31 million decline in property management fees primarily related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, partially offset by a $14 million increase in BlackRock’s share of underlying earnings from certain operating and advisory company investments and a $9 million increase in fees earned for transition management services.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	%

Expenses:
Employee compensation and benefits	$1,802	$1,815	$(13)	(1)%
Distribution and servicing costs	477	591	(114)	(19)%
Amortization of deferred mutual fund sales commissions	100	130	(30)	(23)%
Direct fund expenses	95	86	9	10%
General and administration	779	665	114	17%
Restructuring charges	22	38	(16)	(42)%
Amortization of intangible assets	147	146	1	1%

Total expenses, GAAP	$3,422	$3,471	$(49)	(1)%

Total expenses, GAAP	$3,422	$3,471	$(49)	(1)%
Less: Non-GAAP adjustments:
BGI transaction/integration costs
Employee compensation and benefits	60	—	60	NM
General and administration	123	—	123	NM

Total BGI transaction/integration costs	183	—	183	NM
PNC LTIP funding obligation	59	59	—	—%
Merrill Lynch compensation contribution	10	10	—	—%
Restructuring charges	22	38	(16)	(42)%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	18	(38)	56	NM

Total non-GAAP adjustments	292	69	223	323%

Total expenses, as adjusted	$3,130	$3,402	$(272)	(8)%

Employee compensation and benefits, as adjusted(1)	$1,655	$1,784	$(129)	(7)%

NM – Not Meaningful

(1)

Adjusted for BGI integration costs, PNC LTIP funding obligation, Merrill Lynch compensation cash contribution and compensation expense related to appreciation (depreciation) on certain deferred compensation plans.

Total GAAP expenses decreased $49 million, or 1%, to $3,422 million for the year ended December 31, 2009, compared to $3,471 million for the year ended December 31, 2008. Excluding certain items deemed non-recurring by management or transactions that ultimately will not effect the Company’s book value, total expenses, as adjusted, decreased $272 million, or 8%. The decrease in total expenses, as adjusted, is primarily attributable to decreases in employee compensation and benefits, distribution and servicing costs and amortization of deferred mutual funds sales commissions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses (continued)

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $13 million, or 1%, to $1,802 million, for the year ended December 31, 2009, compared to $1,815 million for the year ended December 31, 2008. Employee compensation and benefits expense for the year ended December 31, 2009 included $89 million of incremental expense related to an increase in the number of employees related to BGI.

The decrease in employee compensation and benefits expense was attributable to a $118 million decrease in salaries, benefits and commissions, a $12 million decrease in incentive compensation associated with lower operating income, partially offset by a $60 million increase related to the BGI integration costs and a $57 million increase in deferred compensation, which is offset primarily by an increase in non-operating income related to appreciation on assets associated with certain deferred compensation plans. The $118 million decrease in salaries, benefits and commissions is due to lower employment levels as a result of the Company’s cost control efforts and outsourcing of Metric services, partially offset by a one month impact of the increase in employees related to the BGI Transaction. Employees at December 31, 2009 totaled 8,629 as compared to 5,341 at December 31, 2008.

Distribution and Servicing Costs

Distribution and servicing costs decreased $114 million to $477 million for the year ended December 31, 2009, compared to $591 million for the year ended December 31, 2008. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $114 million decrease primarily related to lower levels of average AUM serviced by related parties across all asset classes and an increase in waivers within certain cash management funds, resulting in lower distribution payments.

Distribution and servicing costs for the year ended December 31, 2009 included $349 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $19 million of costs attributable to PNC and affiliates as compared to $464 million and $30 million, respectively, in the year ended December 31, 2008. Distribution and servicing costs related to other third parties increased $12 million to $109 million for the year ended December 31, 2009, as compared to $97 million for the year ended December 31, 2008 due to an expansion of distribution platforms.

Amortization of Deferred Mutual Fund Sales Commissions

Amortization of deferred mutual fund sales commissions decreased $30 million to $100 million for the year ended December 31, 2009, as compared to $130 million for the year ended December 31, 2008. The decrease in amortization of deferred mutual fund sales commissions was primarily the result of lower sales and redemptions in certain share classes of U.S. open-end mutual funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses (continued)

Direct Fund Expenses

Direct fund expenses incurred by BlackRock related to non-advisory operating expenses of certain funds increased $9 million primarily related to the addition of BGI funds with these arrangements.

General and Administration Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

General and administration expenses:
Professional services	$162	$76	$86	113%
Occupancy	165	139	26	19%
Portfolio services	100	88	12	14%
Technology	114	116	(2)	(2)%
Closed-end fund launch costs	2	9	(7)	(78)%
Marketing and promotional	85	154	(69)	(45)%
Other general and administration	151	83	68	82%

Total general and administration expenses	$779	$665	$114	17%

Total general and administration expenses, as adjusted (1)	$656	$665	$(9)	(1)%

(1)	Adjusted for $123 million of BGI transaction and integration costs in 2009.

General and administration expenses increased $114 million, or 17%, for the year ended December 31, 2009 compared with the year ended December 31, 2008.

The year ended December 31, 2009 included $91 million, $11 million, $7 million, $1 million, and $13 million of professional services, marketing and promotional, technology, occupancy, and other general and administration expenses, respectively, related to the acquisition and integration of BGI. Excluding these expenses, general and administration expenses decreased $9 million, or 1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Total general and administration expenses for the year ended December 31, 2009 included $43 million of incremental BGI expenses related to each category, excluding closed-end fund launch costs.

Marketing and promotional expenses decreased $69 million, or 45%, primarily due to a decline in travel and promotional expenses. Occupancy increased $26 million which included an $11 million expense related to the write-off of certain leasehold improvements. Portfolio service costs increased $12 million, or 14%, to $100 million, due to fund expense reimbursements. Professional services increased $86 million, or 113%, to $162 million compared to $76 million for the year ended December 31, 2008 primarily related to legal, advisory and consulting costs incurred in connection with the BGI Transaction. Other general and administration expenses increased $68 million, or 82%, to $151 million from $83 million, primarily related to a $61 million increase in balance sheet related foreign currency remeasurement costs, a $21 million increase to a provision related to an outstanding loan to Anthracite Capital Inc., and a $10 million expense for potentially uncollectible fee receivables, partially offset by a reduction of various expenses primarily the result of cost control efforts.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses (continued)

Restructuring Charges

For the year ended December 31, 2009 BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts. For the year ended December 31, 2008, BlackRock recorded pre-tax restructuring charges of $38 million, primarily related to severance, outplacement costs and accelerated amortization of certain previously granted stock awards associated with a 9% reduction in work force. See Restructuring charges discussion in Note 20 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Amortization of Intangible Assets

Amortization of intangible assets increased $1 million to $147 million for the year ended December 31, 2009, as compared to $146 million for the year ended December 31, 2008. The increase in amortization of intangible assets reflects amortization of finite-lived management contracts acquired in the BGI Transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the years ended December 31, 2009 and 2008 was as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	%
Non-operating (expense), GAAP basis	$(6)	$(577)	$571	99%
Less: Net income (loss) attributable to NCI, GAAP basis	22	(155)	177	NM

Non-operating (expense)[1]	(28)	(422)	394	93%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(18)	38	(56)	NM

Non-operating (expense), as adjusted[1]	$(46)	$(384)	$338	88%

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	%
Net gain (loss) on investments[1]
Private equity	$9	$(28)	$37	NM
Real estate	(114)	(127)	13	10%
Distressed credit/mortgage funds	100	(141)	241	NM
Hedge funds/funds of hedge funds	18	(53)	71	NM
Other investments[2]	(11)	(30)	19	63%

Sub-total	2	(379)	381	NM
Investments related to deferred compensation plans	18	(38)	56	NM

Total net gain (loss) on investments[1]	20	(417)	437	NM
Net income (loss) attributable to other non-controlling interests[3]	—	(1)	1	100%
Interest and dividend income	20	65	(45)	(69)%
Interest expense	(68)	(69)	1	(1)%

Total non-operating income (expense)[1]	(28)	(422)	394	93%
Compensation expense related to depreciation (appreciation) on deferred compensation plans	(18)	38	(56)	NM

Non-operating income (expense), as adjusted[1]	$(46)	$(384)	$338	88%

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.
[2]	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.
[3]	Includes non-controlling interests related to operating entities (non-investment activities).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $394 million to $28 million for the year ended December 31, 2009, as compared to $422 million for the year ended December 31, 2008.

The $20 million net gain on investments, less non-controlling interests, related to the Company’s co-investment and seed investments, included valuation gains in distressed credit/mortgage funds of $100 million, investments related to deferred compensation plans of $18 million, hedge funds/funds of hedge funds of $18 million and private equity products of $9 million offset by net losses in real estate products of $114 million and other investments of $11 million.

Net interest expense was $48 million, an increase of $44 million primarily due to a decline in interest rates earned on cash equivalents and interest rates paid on its line of credit, offset by an $8 million increase in interest expense related to $2.5 billion in issuances of long-term notes in December 2009.

Net Economic Investment Portfolio

The Company reviews its net economic exposure to its investment portfolio by reducing its GAAP investments by the net assets attributable to non-controlling interests of consolidated sponsored investment funds. Changes in the investment portfolio are due to purchases, sales, maturities, distributions as well as the impact of valuations. The following table represents the carrying value, by asset type, at December 31, 2009 and 2008:

(Dollar amounts in millions)	December 31, 2009	December 31, 2008	Variance
			Amount	% Change
Private equity	$236	$220	$16	7%
Real estate	44	157	(113)	(72)%
Distressed credit/mortgage funds	197	176	21	12%
Hedge funds/funds of hedge funds	108	126	(18)	(14)%
Other investments	152	224	(72)	(32)%

Total net “economic” investment exposure	737	903	(166)	(18)%
Deferred compensation investments	71	59	12	20%
Hedged investments	36	49	(13)	(27)%

Total net “economic” investments	$844	$1,011	$(167)	(17)%

Income Tax Expense

Income tax expense was $375 million and $387 million for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate for the year ended December 31, 2009 was 30.0%, as compared to 33.0% for the year ended December 31, 2008. The year over year tax rate decrease is primarily attributable to approximately $45 million of tax benefits related to legislation which was enacted in 2009 with respect to New York City corporate income taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $1,278 million for the year ended December 31, 2009, which was a decrease of $315 million compared to the year ended December 31, 2008. Year ended December 31, 2009 operating income included $141 million resulting from incremental revenue and expenses related to the operations of BGI and $183 million of BGI transaction and integration costs. The transaction and integration expenses are not part of the on-going business and are principally comprised of advisory fees, compensation expense, legal fees and consulting expenses.

Operating income for the year ended December 31, 2009 included the effect of a $431 million decrease in investment advisory, administration fees and securities lending revenue, associated with a market driven reduction in average AUM for all asset classes for the year ended December 31, 2009 as compared to the year ended December 31, 2008, a $42 million reduction in distribution fees and other revenue, offset by an $84 million increase in BlackRock Solutions and advisory revenue, a $25 million increase in performance fees revenue and a $49 million net decrease in operating expenses primarily due to declines in employee compensation and benefits, distribution and servicing costs, amortization of deferred mutual fund sales commissions and restructuring expenses, offset by increases in direct fund expenses and general and administration expenses.

The Company’s operating margin was 27.2% for the year ended December 31, 2009, compared to 31.5% for the year ended December 31, 2008. The reduction in operating margin in 2009 as compared to 2008 included the effect of $183 million of BGI transaction and integration costs and a change from $50 million of foreign currency remeasurement benefits in 2008 to $11 million of foreign currency remeasurement costs in 2009.

As Adjusted

Operating income, as adjusted, totaled $1,570 million for the year ended December 31, 2009, which was a decrease of $92 million compared to the year ended December 31, 2008. The decline of operating income, as adjusted, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is related to the effect of the $364 million decrease in total revenue offset by a $272 million decrease in operating expenses due to decreases in employee compensation and benefits, distribution and servicing costs and general and administration expenses.

Operating margin, as adjusted, was 38.2% and 38.7% for the years ended December 31, 2009 and 2008, respectively. The reduction in margin includes the effect of the $61 million increase in expenses related to the change in foreign currency remeasurement offset by a reduction of certain expenses as a result of additional cost controls in 2009.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,			Year Ended December 31,
	2009	2008		2009	2008
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$1,278	$1,593	(20)%	$1,570	$1,662	(6)%
Non-operating (expense)[1]	(28)	(422)	(93)%	(46)	(384)	(88)%
Income tax expense	(375)	(387)	(3)%	(503)	(422)	19%

Net income attributable to BlackRock, Inc.	$875	$784	12%	$1,021	$856	19%

Allocation of net income attributable to BlackRock, Inc.:
Common shares	$853	$759	12%	$995	$828	20%
Participating RSUs	22	25	(12)%	26	28	(7)%

Net income attributable to BlackRock, Inc.	$875	$784	12%	$1,021	$856	19%

Diluted weighted-average common shares outstanding[2]	139,481,449	131,376,517	6%	139,481,449	131,376,517	6%

Diluted earnings per common share	$6.11	$5.78	6%	$7.13	$6.30	13%

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.
[2]

Series A, B, C, and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the year ended December 31, 2009 includes operating income of $1,278 million, or $5.75 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $28 million, or $0.13 per diluted common share and $70 million, or $0.49 per diluted common share, of tax benefits related to local income tax law changes, a favorable tax ruling and the final resolution of outstanding tax matters. Net income attributable to BlackRock, Inc. totaled $875 million, or $6.11 per diluted common share, for the year ended December 31, 2009, which was an increase of $91 million, or $0.33 per diluted common share, compared to the year ended December 31, 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. for the year ended December 31, 2009 included the after-tax effect of the portion of LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $41 million, BGI transaction/integration costs of $129 million, restructuring charges of $14 million, and an expected cash contribution, a portion of which has been paid by Merrill Lynch in third quarter 2009 of $7 million to fund certain compensation of former MLIM employees. In addition, net income for the year ended December 31, 2009 included a $45 million one-time reduction in income tax expense as a result of enacted legislation primarily with respect to New York City corporate income taxes, which resulted in a revaluation of certain deferred income tax assets and liabilities.

Net income attributable to BlackRock, Inc. of $784 million for the year ended December 31, 2008 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $39 million, restructuring charges of $26 million and an expected contribution by Merrill Lynch of $7 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in third quarter 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $7.13 for the year ended December 31, 2009 increased $0.83, or 13%, compared to the year ended December 31, 2008.

Net income attributable to BlackRock, Inc., as adjusted, for the year ended December 31, 2009 includes operating income of $1,570 million, or $7.35 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $46 million, or $0.22 per diluted common share.

Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007

AUM decreased $49 billion, or 4%, to $1.307 trillion at December 31, 2008, compared with $1.357 trillion at December 31, 2007. The decline in AUM was attributable to $189 billion in net market depreciation and $28 billion in net foreign exchange movements, partially offset by $168 billion in net subscriptions.

The following table presents the component changes in BlackRock’s AUM1 for 2008.

(Dollar amounts in millions)	December 31, 2007	Net subscriptions (redemptions)[1]	Market appreciation (depreciation)	Foreign exchange[2]	December 31, 2008

Equity
Index	$71,381	$11,183	$(31,354)	$(134)	$51,076
Active	291,324	(17,204)	(109,867)	(12,037)	152,216
Fixed income
Index	3,942	(612)	162	(81)	3,411
Active	506,265	(6,247)	(16,134)	(5,930)	477,954
Multi-asset class	98,623	5,087	(20,134)	(6,060)	77,516
Alternative	71,771	4,971	(13,201)	(1,997)	61,544

Long-dated	1,043,306	(2,822)	(190,528)	(26,239)	823,717
Cash management	313,338	25,670	1,339	(1,908)	338,439

Sub-total	1,356,644	22,848	(189,189)	(28,147)	1,162,156
Advisory[3]	—	144,756	239	—	144,995

Total	$1,356,644	$167,604	$(188,950)	$(28,147)	$1,307,151

[1]	Includes distributions representing return of capital and return on investment to investors.
[2]	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
[3]	Advisory AUM represents long-term portfolio liquidation assignments.

Net market depreciation of $189 billion was primarily due to depreciation in equity products of $141 billion, as equity markets declined during the year ended December 31, 2008, net depreciation on fixed income products of $16 billion, depreciation on multi-asset products of $20 billion and alternative investment products of $13 billion. The $28 billion reduction in AUM from foreign exchange was across all asset classes due to the strengthening of the U.S. dollar which resulted in foreign exchange translation loss from converting non U.S.-dollar denominated AUM into U.S. dollars. Net subscriptions of $168 billion for the year ended December 31, 2008 were attributable to net new business of $145 billion in long-term advisory liquidation assignments, $26 billion in cash management products, $5 billion in multi-asset class products and $5 billion in alternative investment products, partially offset by $6 billion and $7 billion of net outflows in equity and fixed income products, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%
Investment advisory, administration fees and securities lending revenue:
Equity
Index	$28	$35	$(7)	(20)%
Active	1,587	1,791	(204)	(11)%
Fixed income
Index	2	2	—	—%
Active	872	895	(23)	(3)%
Multi-asset class	519	419	100	24%
Alternative	541	372	169	45%
Cash management	708	523	185	35%

Total	4,257	4,037	220	5%
Investment advisory performance fees
Equity	86	99	(13)	(13)%
Fixed income	5	6	(1)	(17)%
Multi-asset class	8	9	(1)	(11)%
Alternative	78	236	(158)	(67)%

Total	177	350	(173)	(49)%
BlackRock Solutions and advisory	393	190	203	107%
Distribution fees	139	123	16	13%
Other revenue	98	145	(47)	(32)%

Total revenue	$5,064	$4,845	$219	5%

Total revenue for the year ended December 31, 2008 increased $219 million, or 5%, to $5,064 million, compared with $4,845 million for the year ended December 31, 2007. The $219 million increase was primarily the result of a $220 million increase in total investment advisory, administration fees and securities lending revenue, a $203 million increase in BlackRock Solutions and advisory revenue and a $16 million increase in distribution fees, offset by a $173 million decrease in investment advisory performance fees and a $47 million decrease in other revenue.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase in investment advisory, administration fees and securities lending revenue of $220 million for the year ended December 31, 2008, compared with the year ended December 31, 2007, consisted of increases of, $169 million in alternative investment products, $185 million in cash management products and $100 million in multi-asset class products, offset by decreases of $211 million in active and index equity products and $23 million in active fixed income products. Investment advisory and administration base fees increased for the year ended December 31, 2008 primarily as a result of increased average AUM in 2008 compared to 2007 for cash management products due to net subscriptions and alternative investment products due to the full year effect of the Quellos Transaction, offset by lower fees in equity products due to the impact of market depreciation on AUM.

Investment Advisory Performance Fees

Investment advisory performance fees decreased by $173 million, or 49%, to $177 million for the year ended December 31, 2008, as compared to $350 million for the year ended December 31, 2007 primarily as a result of lower investment advisory performance fees earned on alternative investment products, including real estate funds and fixed income hedge funds, and international equity products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue of $393 million for the year ended December 31, 2008 increased $203 million, or 107%, compared with the year ended December 31, 2007. The increase in BlackRock Solutions and advisory revenue was primarily the result of additional advisory assignments and Aladdin® assignments during the period. A portion of the revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees increased by $16 million to $139 million for the year ended December 31, 2008, as compared to $123 million for the year ended December 31, 2007. The increase in distribution fees was primarily due to the full-year effect of the acquisition of distribution financing arrangements from PNC in second quarter 2007, which resulted in the Company receiving distribution fees from such arrangements, as well as an increase in contingent deferred sales commissions as a result of redemptions in certain share classes of open-ended funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Revenue (continued)

Other Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%
Other revenue:
Fund accounting	$11	$27	$(16)	(59)%
Commissions revenue	26	37	(11)	(30)%
Property management fees	32	38	(6)	(16)%
Transition management service fees	13	8	5	63%
Other advisory service fees	—	14	(14)	(100)%
Other miscellaneous revenue	16	21	(5)	(24)%

Total other revenue	$98	$145	$(47)	(32)%

Other revenue of $98 million for the year ended December 31, 2008 decreased $47 million, or 32%, compared to the year ended December 31, 2007.

The decrease in other revenue of $47 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was primarily the result of a decrease in fees earned for fund accounting services of $16 million, a $14 million decline in other advisory service fees earned in 2007, a $11 million decline in unit trust and class A mutual fund commissions revenue and a $6 million decline in property management fees primarily related to the termination in the fourth quarter of 2008 of certain Metric contracts with BlackRock real estate clients. Certain Metric employees have been transferred to a third party, which provides real estate clients the property management services formerly provided by Metric. At December 31, 2008, Metric had no remaining employees. The decreases discussed above were offset by a $5 million increase in fees for transition management services.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%

Expenses:
Employee compensation and benefits	$1,815	$1,767	$48	3%
Distribution and servicing costs	591	539	52	10%
Amortization of deferred mutual fund sales commissions	130	108	22	20%
Direct fund expenses	86	80	6	8%
General and administration	665	799	(134)	(17)%
Restructuring charges	38	—	38	NM
Termination of closed-end fund administration and servicing arrangements	—	128	(128)	(100)%
Amortization of intangible assets	146	130	16	12%

Total expenses, GAAP	$3,471	$3,551	$(80)	(2)%

Total expenses, GAAP	$3,471	$3,551	$(80)	(2)%
Less: Non-GAAP adjustments:
Restructuring charges	38	—	38	NM
PNC LTIP funding obligation	59	54	5	9%
Merrill Lynch compensation contribution	10	10	—	—%
MLIM/Quellos integration costs	—	20	(20)	(100)%
Termination of closed-end fund administration and servicing arrangements	—	128	(128)	(100)%
Compensation expense related to (depreciation) appreciation on deferred compensation plans	(38)	12	(50)	NM

Total non-GAAP adjustments	69	224	(155)	(69)%

Total expenses, as adjusted	$3,402	$3,327	$75	2%

Employee compensation and benefits, as adjusted(1)	$1,784	$1,691	$93	5%

NM – Not Meaningful

(1)	Adjusted for the PNC LTIP funding obligation, Merrill Lynch compensation cash contribution and compensation expense related to appreciation (depreciation) on certain deferred compensation plans.

Total GAAP expenses decreased $80 million, or 2%, to $3,471 million for the year ended December 31, 2008, compared to $3,551 million for the year ended December 31, 2007. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $75 million, or 2%. The increase was attributable to increases in distribution and servicing costs, employee compensation and benefits, amortization of deferred mutual fund sales commissions and amortization of intangible assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Expenses (continued)

Employee Compensation and Benefits

Employee compensation and benefits expense increased $48 million, or 3%, to $1,815 million at December 31, 2008, compared to $1,767 million for the year ended December 31, 2007. The increase in employee compensation and benefits expense was primarily attributable to a $91 million increase in salaries and benefits offset by a $38 million decrease in deferred compensation, which was primarily linked to depreciation on assets related to certain deferred compensation plans. The increase of $91 million in salaries and benefits was primarily due to an increase in headcount throughout the majority of 2007 and 2008 (including the effect associated with the fund of funds acquisition in 2007). Full time employees at December 31, 2008 totaled 5,341 (including the effect of a reduction in force in the fourth quarter) as compared to 5,952 (including Metric) at December 31, 2007. The decline in deferred compensation of $38 million was substantially offset by the change in valuations of investments set aside for these plans, which are included in non-operating income (expense).

Distribution and Servicing Costs

Distribution and servicing costs increased $52 million, or 10%, to $591 million during the year ended December 31, 2008, compared to $539 million for the year ended December 31, 2007. These costs include payments to Merrill Lynch under the global distribution agreement, and payments to PNC as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $52 million increase related primarily to higher levels of average AUM in cash management products.

Distribution and servicing costs for the year ended December 31, 2008 included $464 million of costs attributable to Merrill Lynch and affiliates and $30 million of costs attributable to PNC and affiliates as compared to $444 million and $28 million, respectively, in the year ended December 31, 2007. The increased costs attributable to Merrill Lynch was offset by approximately $10 million expense reduction associated with the 2007 termination of closed-end fund administration and servicing arrangements. Distribution and servicing costs related to other non-related third parties increased $30 million as a result of an expansion of distribution platforms.

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

Direct Fund Expenses

Direct fund expenses increased $6 million, or 8%, to $86 million during the year ended December 31, 2008 compared to $80 million for the year ended December 31, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Expenses (continued)

General and Administration Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%

General and administration expenses:
Marketing and promotional	$154	$169	$(15)	(9)%
Portfolio services	88	89	(1)	(1)%
Technology	116	118	(2)	(2)%
Closed-end fund launch costs	9	36	(27)	(75)%
Occupancy	139	130	9	7%
Professional services	76	94	(18)	(19)%
Other general and administration	83	163	(80)	(49)%

Total general and administration expenses	$665	$799	$(134)	(17)%

General and administration expenses decreased $134 million, or 17%, for the year ended December 31, 2008 compared with the year ended December 31, 2007. Other general and administration costs decreased $80 million, or 49%, to $83 million from $163 million, primarily related to a $49 million decrease in foreign currency remeasurement costs and $26 million decrease in costs associated with the support of two enhanced cash funds. Closed-end funds launch costs decreased $27 million as compared to the year ended December 31, 2007 due to three closed-end funds launched during the year ended December 31, 2007, which generated approximately $3.0 billion in AUM as compared to two closed-end funds launched in the year ended December 31, 2008, which generated approximately $400 million in AUM. Professional services decreased $18 million, or 19%, to $76 million compared to $94 million for the year ended December 31, 2007 primarily due to decreases in accounting, tax and other consulting costs related to the MLIM integration in 2007. Marketing and promotional expenses decreased $15 million, or 9%, primarily due to a decline in travel and promotional expenses. The decreases discussed above were partially offset by a $9 million, or 7%, increase in occupancy expenses to $139 million compared to $130 million for the year ended December 31, 2007 as a result of expansion of offices worldwide (including the full-year effect of the Quellos Transaction).

Restructuring Charges

For the year ended December 31, 2008, BlackRock recorded pre-tax restructuring charges of $38 million, primarily related to severance, outplacement costs and accelerated amortization of certain previously granted stock awards associated with a 9% reduction in work force. See Restructuring charges discussion in Note 20 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

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

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the years ended December 31, 2008 and 2007 was as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%

Non-operating income (expense), GAAP basis	$(577)	$526	$(1,103)	NM
Less: Net income (loss) attributable to NCI, GAAP basis	(155)	364	(519)	NM

Non-operating (expense)[1]	(422)	162	(584)	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	38	(12)	50	NM

Non-operating (expense), as adjusted[1]	$(384)	$150	$(534)	NM

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2008	2007	Amount	%

Net gain (loss) on investments[1]
Private equity	$(28)	$65	$(93)	NM
Real estate	(127)	34	(161)	NM
Distressed credit/mortgage funds	(141)	—	(141)	NM
Hedge funds/funds of hedge funds	(53)	23	(76)	NM
Other investments[2]	(30)	8	(38)	NM

Sub-total	(379)	130	(509)	NM
Investments related to deferred compensation plans	(38)	12	(50)	NM

Total net gain (loss) on investments[1]	(417)	142	(559)	NM
Net income (loss) attributable to other non-controlling interests[3]	(1)	(2)	1	50%
Interest and dividend income	65	74	(9)	(12)%
Interest expense	(69)	(52)	(17)	33%

Total non-operating income (expense)[1,3]	(422)	162	(584)	NM
Compensation expense related to depreciation (appreciation) on deferred compensation plans	38	(12)	50	NM

Non-operating income (expense), as adjusted[1]	$(384)	$150	$(534)	NM

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
[2]	Includes net gains/(losses) related to equity and fixed income investments, collateralized debt obligations (“CDOs”) and BlackRock’s seed capital hedging program.
[3]	Includes non-controlling interests related to operating entities (non-investment activities).

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, decreased $584 million to $422 million of expense for the year ended December 31, 2008, as compared to non-operating income, less net income (loss) attributable to non-controlling interests of $162 million for the year ended December 31, 2007. The decrease in net non-operating income (expense), less net income (loss) attributable to non-controlling interests, primarily reflects declines in valuations from seed investments and co-investments in real estate funds, private equity and hedge funds/funds of hedge funds (which includes the impact of a $141 million decline in valuations of distressed credit products) and a $50 million decline in valuations of investments associated with certain deferred compensation plans. In addition, net interest expense increased $26 million primarily related to incremental interest expense related to the full year effect of the $700 million issuance of long-term debt in September 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Income Tax Expense

Income tax expense was $387 million and $463 million for the years ended December 31, 2008 and 2007, respectively. The effective income tax rate for the year ended December 31, 2008 was 33.0%, as compared to 31.8% for the year ended December 31, 2007. The increase in the effective income tax rate was primarily the result of a one-time tax benefit of $51 million recognized in 2007 due to tax legislation changes enacted in the third quarter 2007 in the United Kingdom and Germany, which resulted in a revaluation of certain deferred tax liabilities. Accordingly, BlackRock revalued its deferred tax liabilities in these jurisdictions. Excluding this deferred income tax benefit, the 2007 adjusted effective tax rate was 35.3%. The effective income tax rate for the year ended December 31, 2008 declined as compared to the 2007 adjusted effective tax rate, primarily as a result of the impact of foreign taxes.

Operating Income and Operating Margin

GAAP

Operating income totaled $1,593 million for the year ended December 31, 2008, which was an increase of $299 million compared to the year ended December 31, 2007. The Company’s operating margin was 31.5% for the year ended December 31, 2008, compared to 26.7% for the year ended December 31, 2007. Operating income and operating margin for the year ended December 31, 2008 included a $50 million foreign currency remeasurement benefit and a $38 million deferred compensation benefit due to depreciation on assets related to certain deferred compensation plans, offset by $38 million of restructuring charges. Operating income and operating margin for the year ended December 31, 2007 included to the termination of certain closed-end fund servicing and administration arrangements of $128 million, $42 million of closed-end fund launch costs and commissions and $20 million of MLIM integration costs.

As Adjusted

Operating income, as adjusted, totaled $1,662 million for the year ended December 31, 2008, which was an increase of $144 million compared to the year ended December 31, 2007. Operating margin, as adjusted, was 38.7% and 37.5% for the years ended December 31, 2008 and 2007, respectively. The growth of operating income, as adjusted, and operating margin, as adjusted, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily related to $219 million of revenue growth (including the full year impact of the Quellos Transaction) and a $49 million decline in foreign currency remeasurement costs, offset by a $91 million increase in salaries and benefits and a $16 million increase in amortization of finite-lived intangible assets primarily associated with the Quellos Transaction.

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

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2008	2007		2008	2007
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change

Operating income	$1,593	$1,294	23%	$1,662	$1,518	9%
Non-operating income (expense)[1]	(422)	162	NM	(384)	150	NM
Income tax expense	(387)	(463)	(16)%	(422)	(591)	(29)%

Net income attributable to BlackRock, Inc.	$784	$993	(21)%	$856	$1,077	(21)%

Allocation of net income attributable to BlackRock, Inc.:
Common shares	$759	$968	(22)%	$828	$1,049	(21)%
Participating RSUs	25	25	—%	28	28	—%

Net income attributable to BlackRock, Inc.	$784	$993	(21)%	$856	$1,077	(21)%

Diluted weighted-average common shares outstanding[2]	131,376,517	131,378,061	—%	131,376,517	131,378,061	—%

Diluted earnings per common share	$5.78	$7.37	(22)%	$6.30	$7.99	(21)%

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment and non-investment activities.
[2]

Series A, B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of ASC 260-10.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2008, as compared with the year ended December 31, 2007 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. for the year ended December 31, 2008 included operating income of $1,593 million, or $7.86 per diluted share, and non-operating losses, less net income (loss) attributable to non-controlling interests, of $422 million, or $2.08 per diluted common share, versus a $0.78 gain per diluted common share in 2007. Net income attributable to BlackRock, Inc. totaled $784 million, or $5.78 per diluted common share, for the year ended December 31, 2008, which was a decrease of $209 million, or $1.59 per diluted common share, compared to the year ended December 31, 2007.

Net income attributable to BlackRock, Inc. for the year ended December 31, 2008 included the after-tax impact of the portion of LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC, an expected contribution by Merrill Lynch to fund certain compensation of former MLIM employees, a portion of which has been received by BlackRock in 2009, and restructuring charges of $39 million, $7 million, and $26 million, respectively.

Net income attributable to BlackRock, Inc. of $993 million for the year ended December 31, 2007 included the after-tax effect related to the termination of certain closed-end fund administration and servicing arrangements of $82 million, the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $34 million, MLIM integration costs of $13 million and an expected contribution by Merrill Lynch of $6 million to fund certain compensation of former MLIM employees, a portion of which has been received by BlackRock in 2009. In addition, the United Kingdom and Germany enacted legislation reducing corporate income tax rates resulting in a one-time decrease of $51 million in income tax expense which is included in net income.

Exclusive of these items in both periods, diluted earnings per common share, as adjusted, for the year ended December 31, 2008 decreased $1.69, or 21%, to $6.30 compared to the year ended December 31, 2007. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

In accordance with GAAP, certain BlackRock sponsored investment funds are consolidated into the financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority economic interest in these funds. As a result, BlackRock’s consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds, provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

PART II—FINANCIAL INFORMATION (continued)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds (continued)

The following table presents a reconciliation of the Company’s consolidated statements of cash flows presented on a GAAP basis to the Company’s consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds:

	Year ended December 31, 2009			Year ended December 31, 2008(1)	Variance
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds	Amount	%
Cash flows from operating activities	$1,399	$168	$1,231	$1,503	$(272)	(18%)
Cash flows from investing activities	(5,519)	31	(5,550)	(385)	(5,165)	NM
Cash flows from financing activities	6,749	(185)	6,934	(477)	7,411	NM
Effect of exchange rate changes on cash and cash equivalents	47	—	47	(259)	306	NM

Net change in cash and cash equivalents	2,676	14	2,662	382	2,280	NM
Cash and cash equivalents, beginning of period	2,032	61	1,971	1,589	382	24%

Cash and cash equivalents, end of period	$4,708	$75	$4,633	$1,971	$2,662	135%

NM – Not Meaningful

(1)

For further information see the Company’s Current Report on Form 8-K, which updated the financial information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on September 17, 2009.

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds, at December 31, 2009 increased $2,662 million from December 31, 2008, primarily resulting from $1,231 million of cash inflows from operating activities, $6,934 million of cash inflows from financing activities, $5,550 million of cash outflows from investing activities and a $47 million increase due to the effect of foreign exchange rate changes.

PART II—FINANCIAL INFORMATION (continued)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds (continued)

Operating Activities

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, revenues from BlackRock Solutions and advisory products and services and mutual fund distribution fees. BlackRock uses its cash to pay compensation and benefits, distribution and servicing costs, general and administration expenses, interest and principal on the Company’s borrowings, income taxes and dividends on BlackRock’s capital stock and to purchase co-investments and seed investments, and pay for capital expenditures.

Net cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds, for the year ended December 31, 2009, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. In addition, in December 2009 subsequent to the close of the BGI Transaction, there was an operating cash outflow of $356 million related to the payment of certain accrued BGI employee compensation assumed by BlackRock, which was funded by cash and investments acquired in connection with the BGI Transaction.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds, for the year ended December 31, 2009 primarily included a $5.6 billion outflow, net of $1,055 million of cash acquired related to the BGI Transaction, a $156 million contingent consideration payment to Quellos paid in the second quarter, $73 million of purchases of investments and $65 million of purchases of property and equipment, partially offset by $260 million of net proceeds from sales and maturities of investments and $89 million of return of capital from equity method investees.

Financing Activities

Cash inflows from financing activities, excluding the impact of consolidated sponsored investment funds, for the year ended December 31, 2009 primarily included the receipt of $2.8 billion from equity raised in connection with financing the BGI Transaction, $2.5 billion of long-term note issuances, $2 billion of net commercial paper financing and a $25 million receipt of a Merrill Lynch cash capital contribution to fund certain compensation expense, partially offset by $422 million of payments for cash dividends.

PART II—FINANCIAL INFORMATION (continued)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008	Variance
(Dollar amounts in millions)			Amount	%

Cash and cash equivalents	$4,708	$2,032	$2,676	132%
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(75)	(61)	(14)	(23)%

Subtotal	4,633	1,971	2,662	135%
2007 credit facility – undrawn[2]	2,171	2,171	—	—%
Commercial paper[3]	(2,034)	—	(2,034)	NM

Committed access before required regulatory capital	$4,770	$4,142	$628	15%

Required regulatory capital[4]	$857	$172	$685	398%

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Excludes $129 million of undrawn amounts at December 31, 2009 and 2008 related to Lehman Commercial Paper, Inc.
[3]	The outstanding commercial paper notes that are supported by the 2007 credit facility reduce the availability of the facility.
[4]	A portion of the required regulatory capital is partially met with cash and cash equivalents.

In addition, a significant portion of the Company’s $844 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Short-term Borrowings

2007 Facility

In August 2007, the Company entered into a five-year, $2.5 billion unsecured revolving credit facility (the “2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2009. At December 31, 2009, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.44% and a maturity date during February 2010. During February 2010, the Company rolled over $100 million in borrowings with an interest rate of 0.43% and a maturity date in May 2010. Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

PART II—FINANCIAL INFORMATION (continued)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Short-term Borrowings (continued)

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances were used to finance a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, both related parties, as well as other third parties, act as dealers under the CP Program. At year-end the CP Program was supported by the 2007 facility.

The Company began to issue CP Notes under the CP Program on November 4, 2009. As of December 31, 2009, BlackRock had approximately $2 billion of outstanding CP Notes with a weighted average interest rate of 0.20% and a weighted average maturity of 23 days. Since December 31, 2009, the Company repaid approximately $1.4 billion of CP Notes with proceeds from the long-term note issuances in December 2009 and operating cash flow. See Note 13, Borrowings, in the consolidated financial statements beginning on page F-1 of this Form 10-K for further discussion. As of March 5, 2010, BlackRock had $596 million of outstanding CP Notes supported by the 2007 facility with a weighted average interest rate of 0.18% and a weighted average maturity of 38 days. The Company expects that the outstanding balance of CP Notes may fluctuate throughout the year.

Japan Commitment-line

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At December 31, 2009, the Company had no borrowings outstanding under the Japan Commitment-line.

Conversion of Convertible Debentures

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity. During 2009, holders of $7 million of convertible debentures elected to convert their holdings into cash and shares. In addition, during January and February 2010, holders of $148 million of convertible debentures elected to convert their holdings into cash and shares.

Other Cash Uses

As certain acquired BGI receivables are collected during 2010, it is anticipated that the Company will pay Barclays approximately $190 million to settle certain non-interest bearing notes assumed in the BGI Transaction.

In addition, BlackRock Institutional Trust Company, National Association (“BTC”), a wholly-owned subsidiary of the Company, expects to purchase approximately $300 million of additional Federal Reserve Bank stock during the first quarter of 2010 pursuant to its regulatory requirements.

PART II—FINANCIAL INFORMATION (continued)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Support of Two Enhanced Cash Funds

In December 2007, BlackRock entered into capital support agreements with the two enhanced cash funds backed by letters of credit drawn under BlackRock’s existing credit facility. Pursuant to the capital support agreements, BlackRock agreed to make subsequent capital contributions to the funds to cover realized losses, up to $100 million, related to specified securities held by the funds. In December 2008, BlackRock’s maximum potential obligation under the capital support agreements was reduced to $45 million, and in 2009 both capital support agreements were terminated, due to the closure of the related funds. BlackRock provided approximately $4 million of capital contributions to these funds for the year ended December 31, 2009 under the capital support agreements.

BlackRock holds debt securities it received in lieu of its remaining investment in one fund and securities it directly purchased from both enhanced cash funds prior to closure of the funds in 2009. At December 31, 2009, the carrying value of the remaining debt securities was $12 million.

In applying the provisions of ASC 810-10, Consolidation (“ASC 810-10”), BlackRock concluded that it was the primary beneficiary of the two enhanced cash funds at December 31, 2008, which resulted in consolidation of the funds on its consolidated statements of financial condition.

Barclays Support of Certain Securities Lending Related Cash Funds

Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. As of February 2010, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $2.2 billion. At December 31, 2009, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary of these funds.

Capital Activities

On August 2, 2006, BlackRock announced that its Board of Directors had authorized a share repurchase program to purchase an additional 2.1 million shares of BlackRock common stock. Pursuant to this repurchase program, BlackRock may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of management. The Company repurchased 1,348,600 shares under the program in open market transactions for approximately $200.9 million through December 31, 2007 and the Company did not repurchase any additional shares under the program during 2008 and 2009. As a result, the Company is currently authorized to repurchase an additional 751,400 shares under its share repurchase program.

Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is met in part by retaining cash and cash equivalents in those jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers.

BTC, a wholly-owned subsidiary of the Company, is chartered as a national bank that does not accept client deposits and whose powers are limited to trust activities. BTC provides investment management services, including investment advisory and securities lending agency services to institutional investors and other clients. BTC is subject to various regulatory capital and liquid asset requirements administered by Federal banking agencies.

At December 31, 2009, the Company was required to maintain approximately $857 million in net capital at these subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2009:

(Dollar amounts in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Contractual obligations and commitments:

Short-term borrowings[1]	$2,234	$—	$—	$—	$—	$—	$2,234

Convertible debentures[1]	249	—	—	—	—	—	249

Long-term borrowings[1]

2012 notes	11	11	511	—	—	—	533

2014 notes	35	35	35	35	1,035	—	1,175

2017 notes	44	44	44	44	44	831	1,051

2019 notes	50	50	50	50	50	1,250	1,500

Operating leases	135	121	111	108	90	538	1,103

Purchase obligations	45	26	11	1	—	—	83

Investment commitments	70	16	11	4	37	173	311

Total contractual obligations and commitments	2,873	303	773	242	1,256	2,792	8,239

Contingent obligations:

Contingent distribution obligations	242	242	242	242	—	—	968

Contingent payments related to business acquisitions	9	750	—	—	—	—	759

Total contractual obligations, commitments and contingent obligations[2]	$3,124	$1,295	$1,015	$484	$1,256	$2,792	$9,966

[1]	Amounts include principal repayments and interest payments.
[2]

As of December 31, 2009, the Company had $225 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Long-term Borrowings

At December 31, 2009, long-term borrowings were $3.2 billion. Debt service and repayment requirements are $140 million in each of 2010 and 2011, $640 million in 2012, $129 million in 2013 and $1,129 million in 2014.

2017 Notes

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over the ten-year term.

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under our commercial paper program, which was used to finance a portion of the BGI Transaction, and for general corporate purposes. Interest on these notes of approximately $96 million per year is payable semi-annually in arrears on June 10 and December 10 of each year beginning June 10, 2010. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million, which is being amortized over approximately a weighted 6.6 year term.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Interest payments are approximately $6 million per year and are payable semi-annually in arrears on February 15 and August 15 of each year. Beginning in February 2009 the convertible debentures became convertible at the option of the holders at any time. At December 31, 2009, convertible debentures outstanding were $243 million and on, and after, February 20, 2010 became callable by the Company at any time following not more than 60 but not less than 30 days notice. On the contractual obligations table above, the remaining $243 million principal balance of the convertible debentures is assumed, although not determined, to be fully repaid in 2010.

Short-term Borrowings

2007 Facility

At December 31, 2009, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.44% and a maturity during February 2010. During February 2010, the Company rolled over $100 million in borrowings with a maturity date in May 2010.

Commercial Paper Program

At December 31, 2009, BlackRock had approximately $2 billion of outstanding CP Notes with a weighted average interest rate of 0.20% and a weighted average maturity of 23 days. Since December 31, 2009, the Company repaid approximately $1.4 billion of CP Notes with proceeds from the long-term note issuances in December 2009 as well as operating cash flow. As of March 5, 2010, BlackRock had $596 million of outstanding CP Notes with a weighted average interest rate of 0.18% and a weighted average maturity of 38 days. The Company expects to repay the remaining balance with operating cash flow.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

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

In January 2010, the Company entered into an agreement for a lease in London which began in February 2010 and will continue for twenty-five years, with the option to renew for an additional five-year term. The lease provides for total annual base rental payments of approximately $22 million, which is subject to increase on each fifth anniversary of the beginning of the lease.

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2009, the Company’s obligations primarily reflect standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded on the Company’s financial statements when services are provided and, as such, obligations for services not received are not included in the Company’s consolidated statement of financial condition at December 31, 2009.

Investment/Loan Commitments

At December 31, 2009, the Company had $311 million of various capital commitments to fund sponsored investment funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown. Therefore, amounts are shown to be paid upon the expiration date of the commitment. Actual payments could be made at any time prior to such expiration date and, if not called by that date, such commitments would expire. These commitments have not been recorded on the Company’s consolidated statements of financial condition at December 31, 2009. The above schedule does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding commitments. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

At December 31, 2009, the Company was committed to provide financing of up to $60 million, until March 2010, to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in a real estate debt investment fund, which is also managed by BlackRock. At December 31, 2009, $33.5 million of financing was outstanding and remains outstanding as of March 10, 2010, which is past its final maturity date of March 5, 2010. At December 31, 2009, the value of the collateral was estimated to be $12.5 million, which resulted in a $21 million reduction in due from related parties on the Company’s consolidated statement of financial condition and an equal amount recorded in general and administration expense in the year ended December 31, 2009. The Company has no obligation to lend additional amounts to Anthracite under this facility. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

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

Contingent Distribution Obligations

BlackRock has entered into an amended and restated global distribution agreement with Merrill Lynch, which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of assets under management maintained in certain BlackRock products. The economic terms of the agreement will remain in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are satisfied. The above schedule reflects the Company’s estimated payments for 2010, which due to uncertainty of asset levels and future additional sales, has been held constant for 2011 through 2013.

Contingent Payments Related to Business Acquisitions

SSRM Holdings:

In January 2005, the Company closed its acquisition of SSRM Holdings, Inc. from MetLife for adjusted consideration of approximately $265 million in cash and 550,000 restricted shares of BlackRock common stock and certain additional contingent payments. In January 2010, the fifth anniversary of the closing of the SSR Transaction, MetLife was entitled to receive an additional payment of $9 million, which is expected to be paid in March 2010, based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

Quellos:

In connection with the Quellos Transaction, Quellos is entitled to receive two contingent payments, subject to achieving certain investment advisory base and performance fee measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock.

During second quarter 2009, the Company determined the amount of the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, during second quarter 2009, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares based on a price of $157.33 per share.

The second contingent payment, of up to $595 million, is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment in 2011 if certain investment advisory base fee measures are met through 2010 as the value of the first contingent payment was less than $374 million. A portion of the second contingent payment, not to exceed $90 million, may be paid to Quellos based on factors including the continued employment of certain employees with BlackRock. Therefore, this portion, not to exceed $90 million, would be recorded as employee compensation.

The contractual obligation table above includes both the maximum potential remaining payment of $155 million related to the catch up payment associated with the first contingent payment and $595 million related to the second contingent payment.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

The following items have not been included in the contractual obligations, commitments and contingencies table:

Compensation and Benefit Obligations

The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above primarily due to uncertainties in their payout periods. These arrangements are discussed in more detail in Notes 15 and 16 to the consolidated financial statements beginning on page F-1 of this Form 10-K. Accrued compensation and benefits at December 31, 2009 totaled $1,482 million and included incentive compensation of $1,132 million, including $481 million related to BGI, deferred compensation of $112 million and other compensation and benefits related obligations of $238 million. Incentive compensation was primarily paid in the first quarter of 2010, while the deferred compensation obligations are payable over periods up to five years.

Separate Account Liabilities

The Company’s two wholly-owned registered life insurance companies in the United Kingdom maintain separate account assets representing segregated funds held for purposes of funding individual and group pension contracts. The net investment income and net realized and unrealized gains and losses attributable to these separate account assets accrue to the contract owners and, as such, an offsetting separate account liability is recorded. At December 31, 2009, the Company had $119.6 billion of assets and offsetting liabilities on the consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Indemnifications

In many of the Company’s contracts, including the BGI, MLIM and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s consolidated statement of financial condition at December 31, 2009. See further discussion in Note 14 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies as well as recent accounting developments. See Note 2 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Consolidation

The accounting method used for the Company’s investments is dependent upon the influence the Company has over its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, the investee is consolidated into BlackRock’s financial statements.

Pursuant to ASC 810-10, for certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if BlackRock is considered the primary beneficiary of the VIE. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of holding variable interests.

Significant judgment is required in the determination of whether the Company is the primary beneficiary of a VIE. If the Company, together with its related party relationships, is determined to be the primary beneficiary of a VIE, the entity will be consolidated within BlackRock’s consolidated financial statements. In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Consolidation (continued)

As of December 31, 2009, the Company was the primary beneficiary of one VIE, a private equity fund of funds, resulting in the consolidation of the fund on its consolidated financial statements.

The Company, as general partner or managing member of its funds, is generally presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, the investment vehicle will be consolidated into BlackRock’s financial statements.

At December 31, 2009 and 2008, as a result of consolidation of various investment products under the consolidation policies described above, the Company had the following balances on its consolidated statements of financial condition:

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$75	$61
Investments	463	728
Other net assets (liabilities)	(7)	12
Non-controlling interests	(273)	(491)

Total exposure to consolidated investment funds	$258	$310

The Company has retained the specialized accounting of these investment funds pursuant to ASC 810-10.

Investments

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

Critical Accounting Policies (continued)

Investments (continued)

Equity Method Investments (continued)

Substantially all of BlackRock’s equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, BlackRock’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. BlackRock’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as non-operating income (expense) for investments in investment companies, or as other revenue for operating or advisory company investments, which are recorded in other assets, since such operating or advisory companies are considered to be connected to BlackRock’s core business.

At December 31, 2009, the Company had $405 million and $36 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2008 the Company had $531 million and $14 million of equity method investees reflected in investments and other assets, respectively.

Impairment of Investments

The Company’s management periodically assesses its equity method, available-for-sale, held-to-maturity and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded to the consolidated statements of income.

When the fair value of an available-for-sale security is lower than its cost or amortized cost value, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary”.

In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a period of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, a charge is recorded to the consolidated statements of income.

In making this determination for debt securities, the Company considers if it: (1) has the intent to sell the security, (2) is more likely than not that an entity will be required to sell the security before recovery, or (3) does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which would be recorded in earnings, and the remaining portion would be recorded in other comprehensive income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Impairment of Investments (continued)

For the years ended December 31, 2009, 2008 and 2007, the Company recorded other-than-temporary impairments of $5 million, including $2 million related to credit loss impairments on debt securities, $8 million and $16 million, respectively, related to debt securities and CDO available-for-sale investments, which were recorded in non-operating income (expense) on the consolidated statements of income.

The $2 million credit loss impairment in 2009 was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security. The other-than-temporary impairments related to debt securities were due to adverse credit conditions for a debt instrument that was purchased from an enhanced cash management fund in which the Company determined that it did not have the ability to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses.

Evaluations of securities impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the Company’s consolidated statements of income.

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds and equities.

Level 2 Inputs - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets that generally are included in this category may include debt securities, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign exchange currency contracts that have inputs to the valuations that can be generally corroborated by observable market data.

Level 3 Inputs - Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Assets included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds and certain held for sale real estate disposal assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments. BlackRock’s $687 million of Level 3 investments at December 31, 2009 primarily include co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing information from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

During the year ended December 31, 2009, the Company reclassified approximately $22 million of net investments out of Level 3. The majority of the net reclassification was related to an equity method investment, for which the Company determined that the capital account of the investment fund no longer represented fair value as determined under fair value methodologies.

Changes in value on approximately $932 million of investments will impact the Company’s non-operating income (expense), approximately $73 million will impact accumulated other comprehensive income and the $44 million remainder are not held at fair value. As of December 31, 2009, changes in fair value of approximately $463 million of such investments within consolidated sponsored investment funds will also impact BlackRock’s non-controlling interests expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds is $258 million.

BlackRock reports its investments on a GAAP basis, which includes investment balances, which are owned by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

The following table represents investments measured at fair value on a recurring basis at December 31, 2009:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at December 31, 2009

Total investments, GAAP	$193	$84	$687	$85	$1,049

Net assets for which the Company does not bear “economic” exposure (1)	(31)	(11)	(163)	—	(205)

Net “economic” investments (2)	$162	$73	$524	$85	$844

(1)	Consists of net assets attributable to non-controlling investors of consolidated sponsored investment funds.
(2)

Includes BlackRock’s portion of cash and cash equivalents, investments, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.

(3)

Comprised of equity method investments, which include investment companies, and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore the Company’s investment in such equity method investees may not represent fair value.

Goodwill and Intangible Assets

At December 31, 2009, the carrying amounts of the Company’s goodwill and intangible assets were as follows:

(Dollar amounts in millions)	December 31, 2009
Goodwill	$12,570
Intangible assets
Indefinite–lived
Management contracts	15,163
Trade names/trademarks	1,403
Finite–lived, net of accumulated amortization
Management contracts	1,077
Other	5

Total goodwill and intangible assets	$30,218

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

The value of contracts acquired in a business acquisition to manage assets in proprietary open- and closed-end investment funds as well as common trust funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles - Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their remaining expected useful lives, which, at December 31, 2009, ranged from 4 years to 15 years with a weighted average remaining estimated useful life of 7.2 years.

Goodwill

The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. At July 31, 2009 the impairment test that was performed indicated no impairment charges were required. The Company continues to monitor its book value per share as compared to closing prices of its common stock for potential indicators of impairment. At December 31, 2009 the Company’s common stock closed at $232.20, which exceeded its book value of approximately $128.86 per share.

Indefinite-lived and finite-lived intangibles

The Company assesses its indefinite-lived management contracts for impairment at least annually, considering such factors as AUM, product mix, product margins, and projected cash flows to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets is determined based on the discounted value of expected future cash flows. The fair value of finite-lived intangible assets is reviewed at least annually to determine whether circumstances exist, which indicate there may be a potential impairment. In addition, if such circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

Expected future cash flows are estimated using many variables, which require significant management judgment, including market interest rates, equity prices, credit default ratings, discount rates, revenue multiples, inflation rates and AUM growth rates. Actual results could differ from these estimates, which could materially impact the impairment conclusion. In 2009, 2008 and 2007 the Company performed impairment tests, which indicated no impairment charges were required. The Company continues to monitor various factors, including AUM, for potential indicators of impairment.

In addition, management judgment is required to estimate the period over which intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $147 million, $146 million and $130 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

BlackRock adopted the applicable provisions of ASC 740 on January 1, 2007 related to uncertainties in income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on, among other things, de-recognition of deferred tax assets and liabilities and interest and penalties on uncertain tax positions.

The application of ASC 740 requires management to make estimates of the ranges of possible outcomes, the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes, which require significant management judgment. Actual future tax consequences of uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2009, BlackRock had $285 million of gross unrecognized tax benefits, of which $184 million, if recognized, would affect the effective tax rate.

In accordance with ASC 740, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. At December 31, 2009, the Company had net deferred tax assets of $23 million and net deferred tax liabilities of approximately $5,526 million on the consolidated statements of financial condition. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. ASC 740 requires the Company to assess whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

As of December 31, 2009, the Company has recorded a deferred tax asset of $163 million for unrealized investment losses however no valuation allowance has been established because the Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain equity method investments which include fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the income statement in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 21 to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

Further, the Company records its income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivable of approximately $271 million and current income taxes payable of $96 million at December 31, 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are based on pre-determined percentages of the market value of AUM or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are recognized at the closing of the respective real estate transactions.

The Company contracts with third parties, as well as related parties, for various mutual fund distribution and shareholder servicing to be performed on behalf of certain non-U.S. funds managed by the Company. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principle Agent Considerations (“ASC 605-45”), and records its investment advisory and administration fees net of retrocessions. Retrocessions for the years ended December 31, 2009, 2008 and 2007 were $611 million, $762 million and $780 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral in the form of cash and securities, ranging from 102% to 108% of the value of the loaned securities. The net income earned on the collateral is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For the years ended December 31, 2009, 2008 and 2007, securities lending revenue totaled $36 million, $25 million and $27 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services are often agreed upon with clients as a bundled fee.

The Company may also receive performance fees or incentive allocations from certain actively managed investment funds and certain separately managed accounts which are primarily alternative, equity or multi-asset class products. These performance fees generally are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement periods, which vary by product or account and could be monthly, quarterly, annually or longer. For the years ended December 31, 2009, 2008 and 2007, performance fee revenue totaled $202 million, $177 million and $350 million, respectively.

In addition, the Company may receive carried interest in the form of an investment capital allocation or cash from certain alternative investment funds upon exceeding performance thresholds. However, BlackRock may be required to return all, or part, of such carried interest depending upon performance of these investment products in future periods. Therefore, BlackRock records carried interest subject to such claw-back provisions as performance fees on its consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2009 and 2008, the Company had $13 million and $21 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of revenue, if any, for these products is unknown.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Revenue Recognition (continued)

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For the years ended December 31, 2009, 2008 and 2007, BlackRock Solutions and advisory revenue totaled $477 million, $393 million and $190 million, respectively.

Adjustments to revenue arising from initial estimates historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on the fair value of AUM and since the Company does not record revenues until performance thresholds have been exceeded and the likelihood of claw-back of carried interest is mathematically improbable.

Related Party Transactions

See related party transactions discussion in Note 17 to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AUM Market Price Risk

BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2009, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At December 31, 2009, the outstanding total return swaps had an aggregate notional value of approximately $36 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Corporate Investments Portfolio Risks

At December 31, 2009, approximately $463 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	December 31, 2009	December 31, 2008	Variance
			Amount	%

Total investments, GAAP	$1,049	$1,429	$(380)	(27)%
Investments held by consolidated sponsored investment funds	(463)	(728)	265	36%
Net exposure to consolidated investment funds	258	310	(52)	(17)%

Total net “economic” investments	844	1,011	(167)	(17)%
Deferred compensation investments	(71)	(59)	(12)	(20)%
Hedged investments	(36)	(49)	13	27%

Total net “economic” investment exposure	$737	$903	$(166)	(18)%

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At December 31, 2009, the Company’s net exposure to market price risk in its investment portfolio was approximately $455 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include public equity and real estate investments as well as certain hedge funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $45.5 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At December 31, 2009, the Company was exposed to interest-rate risk and credit spread risks as a result of approximately $282 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $5 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the Euro, British pound sterling, Korean won and Australian dollars, was $89 million. A 10% adverse change in foreign exchange rates would result in approximately a $9 million decline in the carrying value of such investments.

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

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control and Financial Reporting

Other than the integration of certain information technology systems and processes of the acquired BGI business to those of BlackRock, there have been no changes in internal control over financial reporting during the latest fiscal quarter that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting. Certain controls of the BGI business have been excluded from Management’s annual report on internal control over financial reporting for the fiscal year ended December 31, 2009, in accordance with SEC guidance on the exclusion of an acquired business from a company’s internal control over financial reporting. BlackRock is continuing to evaluate its internal controls as well as the internal controls of the acquired BGI business as BlackRock integrates the BGI business into the existing BlackRock business.

Item 9A.	CONTROLS AND PROCEDURES (continued)

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

On December 1, 2009, BlackRock acquired Barclays Global Investors business (“BGI”). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include a review of certain business process controls of BGI, which are relevant to the Company’s 2009 consolidated financial statements. Management did not assess certain aspects of BGI’s internal control over financial reporting as SEC guidelines permit excluding an acquired business from such assessment when those acquisitions closed within the year prior to the date of the financial statements and time does not permit such assessment. The aspects of BGI’s internal control over financial reporting that were not assessed represent approximately 12% of total assets at December 31, 2009 and approximately 7% of revenues for the year ended December 31, 2009.

Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report begins on page 103.

March 10, 2010

Item 9A.	CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment certain aspects of the internal control over financial reporting of the Barclays Global Investors business, which was acquired on December 1, 2009 and whose financial statements constitute 12% of total assets and 7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include certain aspects of the internal control over financial reporting of the Barclays Global Investors business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2009 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 10, 2010

Item 9B.	OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors - Information Concerning the Nominees and Directors” and “Item 1: Election of Directors - Other Executive Officers” of the Proxy Statement in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Item 1: Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and Senior Financial Officers under the caption “Item 1: Corporate Governance Guidelines and Code of Business Conduct and Ethics” of the Proxy Statement is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2009 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

The information regarding BlackRock’s independent auditor fees and services in the section captioned “Item 4: Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description

2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.4(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.6(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(6)	Form of 2.625% Convertible Debentures due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(8)	Form of 6.25% Notes due 2017.

4.7(9)	Form of 2.25% Notes due 2012.

4.8(9)	Form of 3.50% Notes due 2014.

4.9(9)	Form of 5.00% Notes due 2019.

10.1(10)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(5)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(5)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description

10.4(5)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(5)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(5)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.8(5)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.9(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock 1999, Inc. Stock Award and Incentive Plan.+

10.11(11)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.12(11)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.13(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(12)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.15(13)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.16(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.17(14)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.18(15)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.19(16)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.20(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.21(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description

10.22(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement. +

10.23(18)	Amended and Restated, BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.24(19)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.25(20)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.26(20)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(21)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.28(22)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.29(23)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

10.30(24)	Amended and Restated Global Distribution Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock.

10.31(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.32(3)	Second Amended and Restated Stockholder Agreement, dated as of February 27, 2009, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.33(25)	Amendment No. 1, dated as of June 11, 2009, to the Second Amended and Restated Stockholder Agreement by and among Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc. and BlackRock.

10.34(25)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.35(26)	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.35(27)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.36(28)	Amended and Restated Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Bank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock.

10.37(28)	Stockholder Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

10.38(28)	Registration Rights Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description

10.39	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant

23.1	Deloitte & Touche LLP Consent

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(6)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(10)	Incorporated by reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed on May 13, 1999.
(11)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(12)	Incorporated by reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed on March 14, 2000.
(13)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000.
(14)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000.
(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001.
(16)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(18)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K, for the year ended December 31, 2002.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

4. Exhibit Index (continued)

(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(20)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.
(21)	Incorporated by reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed on June 9, 2006.
(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 17, 2008.
(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(26)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/S/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director
March 10, 2010

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

Signature	Title	Date

/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010

/S/ ANN MARIE PETACH Ann Marie Petach	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 10, 2010

/S/ JOSEPH FELICIANI, JR. Joseph Feliciani, Jr.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2010

/S/ ABDLATIF Y. AL-HAMAD Abdlatif Y. Al-Hamad	Director	March 10, 2010

/S/ MATHIS CABIALLAVETTA Mathis Cabiallavetta	Director	March 10, 2010

/S/ DENNIS D. DAMMERMAN Dennis D. Dammerman	Director	March 10, 2010

/S/ WILLIAM S. DEMCHAK William S. Demchak	Director	March 10, 2010

/S/ ROBERT E. DIAMOND, JR. Robert E. Diamond, Jr.	Director	March 10, 2010

/S/ KENNETH B. DUNN Kenneth B. Dunn	Director	March 10, 2010

/S/ MURRY S. GERBER Murry S. Gerber	Director	March 10, 2010

/S/ JAMES GROSFELD James Grosfeld	Director	March 10, 2010

/S/ ROBERT S. KAPITO Robert S. Kapito	Director	March 10, 2010

/S/ DAVID H. KOMANSKY David H. Komansky	Director	March 10, 2010

/S/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	March 10, 2010

SIGNATURES (continued)

/S/ MARK D. LINSZ Mark D. Linsz	Director	March 10, 2010

/S/ SIR DERYCK MAUGHAN Sir Deryck Maughan	Director	March 10, 2010

/S/ THOMAS H. O’BRIEN Thomas H. O’Brien	Director	March 10, 2010

/S/ LINDA GOSDEN ROBINSON Linda Gosden Robinson	Director	March 10, 2010

/S/ JAMES E. ROHR James E. Rohr	Director	March 10, 2010

/S/ JOHN S. VARLEY John S. Varley	Director	March 10, 2010

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York March 10, 2010

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$4,708	$2,032
Accounts receivable	1,730	901
Due from related parties	189	309
Investments	1,049	1,429
Separate account assets	119,629	2,623
Collateral held under securities lending agreements	19,335	—
Deferred mutual fund sales commissions, net	103	135
Property and equipment (net of accumulated depreciation of $333 and $259 at December 31, 2009 and 2008, respectively)	445	260
Intangible assets (net of accumulated amortization of $466 and $324 at December 31, 2009 and 2008, respectively)	17,648	6,441
Goodwill	12,570	5,533
Other assets	588	261

Total assets	$177,994	$19,924

Liabilities
Accrued compensation and benefits	$1,482	$826
Accounts payable and accrued liabilities	845	545
Due to related parties	439	103
Short-term borrowings	2,234	200
Convertible debentures	243	245
Long-term borrowings	3,191	697
Separate account liabilities	119,629	2,623
Collateral liability under securities lending agreements	19,335	—
Deferred tax liabilities	5,526	1,826
Other liabilities	468	299

Total liabilities	153,392	7,364

Commitments and contingencies (Note 14)

Temporary equity
Redeemable non-controlling interests	49	266

BlackRock, Inc.

Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

	December 31, 2009	December 31, 2008
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1

Shares authorized: 500,000,000 at December 31, 2009 and 2008; Shares issued: 62,776,777 and 118,573,367 at December 31, 2009 and 2008, respectively; Shares outstanding: 61,896,236 and 117,291,110 at December 31, 2009 and 2008, respectively

Series A participating preferred stock, $0.01 par value;	—	—

Shares authorized: 20,000,000 at December 31, 2009 and 2008; Shares issued: 0 and 12,604,918 at December 31, 2009 and 2008, respectively; Shares outstanding: 0 and 12,604,918 at December 31, 2009 and 2008, respectively

Series B participating preferred stock, $0.01 par value;	1	—

Shares authorized: 150,000,000 and 0 at December 31, 2009 and 2008, respectively; Shares issued: 112,817,151 and 0 at December 31, 2009 and 2008, respectively; Shares outstanding: 112,817,151 and 0 at December 31, 2009 and 2008, respectively

Series C participating preferred stock, $0.01 par value;	—	—

Shares authorized: 6,000,000 and 0 at December 31, 2009 and 2008, respectively; Shares issued: 2,889,467 and 0 at December 31, 2009 and 2008, respectively; Shares outstanding: 2,889,467 and 0 at December 31, 2009 and 2008, respectively

Series D participating preferred stock, $0.01 par value;	—	—

Shares authorized: 20,000,000 and 0 at December 31, 2009 and 2008, respectively; Shares issued: 11,203,442 and 0 at December 31, 2009 and 2008, respectively; Shares outstanding: 11,203,442 and 0 at December 31, 2009 and 2008, respectively

Additional paid-in capital	22,127	10,473
Retained earnings	2,436	1,982
Accumulated other comprehensive (loss)	(96)	(186)
Escrow shares, common, at cost (868,940 and 911,266 shares held at December 31, 2009 and 2008, respectively)	(137)	(143)
Treasury stock, common, at cost (11,601 and 370,991 shares held at December 31, 2009 and 2008, respectively)	(3)	(58)

Total BlackRock, Inc. stockholders’ equity	24,329	12,069
Nonredeemable non-controlling interests	224	225

Total permanent equity	24,553	12,294

Total liabilities, temporary equity and permanent equity	$177,994	$19,924

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,616	$2,962	$2,640
Other third parties	1,210	1,295	1,397

Investment advisory, administration fees and securities lending revenue	3,826	4,257	4,037
Investment advisory performance fees	202	177	350
BlackRock Solutions and advisory	477	393	190
Distribution fees	100	139	123
Other revenue	95	98	145

Total revenue	4,700	5,064	4,845

Expenses
Employee compensation and benefits	1,802	1,815	1,767
Distribution and servicing costs
Related parties	368	495	470
Other third parties	109	96	69
Amortization of deferred mutual fund sales commissions	100	130	108
Direct fund expenses	95	86	80
General and administration	779	665	799
Restructuring charges	22	38	—
Termination of closed-end fund administration and servicing arrangements	—	—	128
Amortization of intangible assets	147	146	130

Total expenses	3,422	3,471	3,551

Operating income	1,278	1,593	1,294

Non-operating income (expense)
Net gain (loss) on investments	42	(573)	504
Interest and dividend income	20	65	74
Interest expense	(68)	(69)	(52)

Total non-operating income (expense)	(6)	(577)	526

Income before income taxes	1,272	1,016	1,820
Income tax expense	375	387	463

Net income	897	629	1,357
Less:
Net income (loss) attributable to redeemable non-controlling interests	2	(1)	2
Net income (loss) attributable to nonredeemable non-controlling interests	20	(154)	362

Net income attributable to BlackRock, Inc.	$875	$784	$993

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.24	$5.86	$7.53
Diluted	$6.11	$5.78	$7.37
Cash dividends declared and paid per share	$3.12	$3.12	$2.68

Weighted-average common shares outstanding:
Basic	136,669,164	129,543,443	128,488,561
Diluted	139,481,449	131,376,517	131,378,061

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

	Year ended December 31,
	2009	2008	2007
Net income	$897	$629	$1,357
Other comprehensive income:
Change in net unrealized gain (loss) from available-for-sale investments, net of tax (1)	15	(19)	(3)
Minimum pension liability adjustment	1	(1)	—
Foreign currency translation adjustments	74	(237)	29

Comprehensive income attributable to BlackRock, Inc.	$987	$372	$1,383

(1)	The tax benefit (expense) on the change in net unrealized gain (loss) from available-for-sale investments was ($8), $8 and $2 in 2009, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in millions)

	Additional Paid-in Capital [1]	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests/ Temporary Equity
December 31, 2006	$9,812	$975	$45	$—	$(57)	$10,775	$874	$11,649	$235
Net income	—	993	—	—	—	993	362	1,355	2
Dividends paid, net of dividend expense for unvested RSUs	—	(353)	—	—	—	(353)	—	(353)	—
Issuance of common stock to escrow agent in connection with Quellos Transaction	188	—	—	(188)	—	—	—	—	—
Stock-based compensation	182	—	—	—	1	183	—	183	—
PNC LTIP capital contribution	175	—	—	—	—	175	—	175	—
Net issuance of common shares related to employee stock transactions	(187)	—	—	—	(128)	(315)	—	(315)	—
Net tax benefit (shortfall) from stock-based compensation	119	—	—	—	—	119	—	119	—
Other costs associated with common stock	(2)	—	—	—	—	(2)	—	(2)	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	384	384	16
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(1,071)	(1,071)	(224)
Foreign currency translation adjustments	—	—	29	—	—	29	—	29	—
Change in net unrealized gain (loss) from available- for-sale investments, net of tax	—	—	(3)	—	—	(3)	—	(3)	—

December 31, 2007	10,287	1,615	71	(188)	(184)	11,601	549	12,150	29
Net income	—	784	—	—	—	784	(154)	630	(1)
Dividends paid, net of dividend expense for unvested RSUs	—	(417)	—	—	—	(417)	—	(417)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	45	—	45	—	45	—
Stock-based compensation	278	—	—	—	1	279	—	279	—
PNC LTIP capital contribution	4	—	—	—	—	4	—	4	—
Net issuance of common shares related to employee stock transactions	(140)	—	—	—	125	(15)	—	(15)	—
Net tax benefit (shortfall) from stock-based compensation	55	—	—	—	—	55	—	55	—
Minimum pension liability adjustment	—	—	(1)	—	—	(1)	—	(1)	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	36	36	(243)
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(203)	(203)	481
Other change in non-controlling interests	—	—	—	—	—	—	(3)	(3)	—
Foreign currency translation adjustments	(10)	—	(237)	—	—	(247)	—	(247)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	(19)	—	—	(19)	—	(19)	—

December 31, 2008	10,474	1,982	(186)	(143)	(58)	12,069	225	12,294	266
Net income	—	875	—	—	—	875	20	895	2
Dividends paid, net of dividend expense for unvested RSUs	—	(421)	—	—	—	(421)	—	(421)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	6	—	6	—	6	—
Stock-based compensation	316	—	—	—	1	317	—	317	—
Issuance of shares to Barclays	8,529	—	—	—	—	8,529	—	8,529	—
Issuance of shares to institutional investors	2,800	—	—	—	—	2,800	—	2,800	—
Issuance of common shares for contingent consideration	43	—	—	—	—	43	—	43	—
PNC LTIP capital contribution	6	—	—	—	—	6	—	6	—
Merrill Lynch capital contribution	25	—	—	—	—	25	—	25	—
Net issuance of common shares related to employee stock transactions	(78)	—	—	—	54	(24)	—	(24)	—
Net tax benefit (shortfall) from stock-based compensation	14	—	—	—	—	14	—	14	—
Minimum pension liability adjustment	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	(8)	(8)	(247)
Net consolidations (deconsolidations) of sponsored investment funds[2]	—	—	—	—	—	—	(9)	(9)	28
Other change in non-controlling interests	—	—	—	—	—	—	(4)	(4)	—
Foreign currency translation adjustments	—	—	74	—	—	74	—	74	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	15	—	—	15	—	15	—

December 31, 2009	$22,129	$2,436	$(96)	$(137)	$(3)	$24,329	$224	$24,553	$49

See accompanying notes to consolidated financial statements.

[1]	Includes $1 of common stock at December 31, 2009, 2008 and 2007, respectively and $1 of preferred stock at December 31, 2009.
[2]	Includes $12 of redeemable non-controlling interests acquired in the BGI Transaction on December 1, 2009.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$897	$629	$1,357
Adjustments to reconcile net income to cash from operating activities:
Depreciation and other amortization	239	236	202
Amortization of deferred mutual fund sales commissions	100	130	108
Stock-based compensation	317	278	188
Deferred income tax expense (benefit)	(89)	(234)	(106)
Net (gains) losses on non-trading investments	(20)	216	(442)
Purchases of other investments within consolidated funds	(41)	(127)	(870)
Proceeds from sales and maturities of other investments within consolidated funds	285	342	597
(Earnings) losses from equity method investees	(30)	294	(84)
Distributions of earnings from equity method investees	18	28	16
Other adjustments	3	13	2
Changes in operating assets and liabilities:
Accounts receivable	(223)	339	(273)
Due from related parties	159	(112)	(4)
Deferred mutual fund sales commissions	(68)	(90)	(72)
Investments, trading	(53)	265	(45)
Other assets	(50)	115	(80)
Accrued compensation and benefits	(218)	(237)	172
Accounts payable and accrued liabilities	165	(227)	(33)
Due to related parties	(10)	7	(138)
Other liabilities	18	51	92

Cash flows from operating activities	1,399	1,916	587

Cash flows from investing activities
Purchases of investments	(73)	(417)	(521)
Purchases of assets held for sale	(2)	(59)	—
Proceeds from sale of disposal group	—	41	—
Proceeds from sales and maturities of investments	260	122	266
Distributions of capital from equity method investees	89	15	7
Net consolidations (deconsolidations) of sponsored investment funds	27	(3)	(117)
Acquisitions, net of cash acquired, and contingent payments	(5,755)	(16)	(592)
Purchases of property and equipment	(65)	(77)	(111)

Cash flows from investing activities	(5,519)	(394)	(1,068)

BlackRock, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

	Year ended December 31,
	2009	2008	2007
Cash flows from financing activities
Repayments of short-term borrowings	—	(400)	—
Proceeds from short-term borrowings	2,034	300	300
Repayments of long-term borrowings	—	(1)	—
Repayments of convertible debt	(7)	—	—
Proceeds from long-term borrowings	2,495	—	694
Cash dividends paid	(422)	(419)	(353)
Proceeds from stock options exercised	18	24	70
Proceeds from issuance of common stock	2,804	6	7
Repurchases of common stock	(46)	(46)	(383)
Merrill Lynch capital contribution	25	—	—
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	(255)	(207)	400
Excess tax benefit from stock-based compensation	33	59	119
Net borrowings/(repayment of borrowings) by consolidated sponsored investment funds	70	(203)	114
Other financing activities	—	—	(9)

Cash flows from financing activities	6,749	(887)	959

Effect of exchange rate changes on cash and cash equivalents	47	(259)	18

Net increase in cash and cash equivalents	2,676	376	496
Cash and cash equivalents, beginning of year	2,032	1,656	1,160

Cash and cash equivalents, end of year	$4,708	$2,032	$1,656

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information is as follows:

	Year ended December 31,
	2009	2008	2007
Cash paid for:
Interest	$52	$63	$30
Income taxes	$503	$644	$376

Supplemental schedule of non-cash investing and financing transactions is as follows:

	Year ended December 31,
	2009	2008	2007
Issuance of common stock	$767	$136	$179
Issuance of preferred stock	$7,842	$—	$—
Increase (decrease) in non-controlling interests due to net consolidations/(deconsolidations) of sponsored investment funds	$7	$280	($1,295)
PNC LTIP capital contributions	$6	$4	$175

Contingent common stock payment related to Quellos Transaction	$43	$—	$—

Common stock released from escrow agent in connection with Quellos Transaction	$6	$45	$—

BlackRock, Inc.

Notes to the Consolidated Financial Statements

1. Introduction and Basis of Presentation

Business

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management and securities lending services to institutional clients and to individual investors through various investment vehicles. Investment management services primarily consist of the management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families, exchange traded funds and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of other investments funds, including common trusts and alternative funds, developed to serve various customer needs. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for up to $1,719 million (the “Quellos Transaction”). BlackRock paid Quellos $562.5 million in cash and issued 1,191,785 shares of BlackRock common stock valued at $188 million. The common stock which is held in escrow for up to three years is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. The Quellos business was combined with the existing BlackRock fund of funds business and the combined platform comprises one of the largest fund of funds platforms in the world.

On January 1, 2009, Bank of America (“Bank of America”) acquired Merrill Lynch & Co., Inc. (“Merrill Lynch”). In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which on February 27, 2009 Merrill Lynch and PNC each exchanged a portion of its BlackRock common stock it held for an equal number of shares of non-voting preferred stock. See Note 19, Capital Stock, for more details on these transactions.

On December 1, 2009, BlackRock completed its acquisition of Barclays Global Investors (“BGI”) from Barclays Bank PLC (“Barclays”) (the “BGI Transaction”). In exchange for BGI, BlackRock paid approximately $6.65 billion in cash and issued capital stock valued at $8.53 billion comprised of 3,031,516 shares of BlackRock common stock, 26,888,001 shares of BlackRock Series B Participating Preferred Stock and 7,647,254 shares of BlackRock Series D Participating Preferred Stock to Barclays. See Note 3, Mergers and Acquisitions, for more details on this transaction.

On December 31, 2009, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock
Bank of America/Merrill Lynch	3.7%	34.2%
PNC	35.2%	24.5%
Barclays	4.8%	19.8%
Other	56.3%	21.5%

	100.0%	100.0%

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

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

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities, at date of purchase, of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated sponsored investment funds are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition.

Investments

Investments in Debt and Marketable Equity Securities

BlackRock holds debt and marketable equity investments which, pursuant to Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, are classified as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Investments (continued)

Equity Method

For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary of a variable interest entity (“VIE”), but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income or loss on investment funds is recorded as net gain (loss) on investments within non-operating income (expense) and as other revenue for operating or advisory company investments since such operating or advisory companies are considered to be connected to BlackRock’s core business. The net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the statement of financial condition. Distributions received from the investment reduce the Company’s investment balance.

Cost Method

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income.

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

In making this determination, for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Investments (continued)

Impairments (continued)

In making this determination for debt securities, the Company considers if it: (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery, or (3) does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security, but the security has suffered a credit loss, the impairment charge is be separated into the credit loss component, which is recorded in earnings, and the remaining portion is recorded in other comprehensive income.

The Company reviews its collateralized debt obligations (“CDO”) investments for impairment quarterly throughout the term of the investment. The Company reviews cash flow estimates throughout the life of each CDO investment. If the net present value of the estimated future cash flows is lower than the carrying value of the investment and the estimated future cash flows are lower than the previous estimate of cash flows, an impairment is considered to be other-than-temporary. The impairment loss is recognized based on the excess of the carrying amount of the investment over its estimated fair value.

Consolidation

The accounting method used for the Company’s equity investments is generally dependent upon the influence the Company has over its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investee may be consolidated if BlackRock, together with its related party relationships, is considered the primary beneficiary of the investee. The primary beneficiary determination will consider not only BlackRock’s equity interest, but the benefits and risks associated with non-equity components of the Company’s relationship with the investee, including capital support agreements, debt, investment advisory and other similar arrangements, in accordance with ASC 810-10, Consolidation (“ASC 810-10”).

Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“810-20”), the Company, as general partner or managing member of its funds, generally is presumed to control funds that are limited partnerships or limited liability companies that are not deemed to be VIEs. The Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if third party partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause, or have other substantive participating rights.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Consolidation (continued)

Consolidated Sponsored Investment Funds

From time to time, the Company will maintain a controlling interest in a sponsored investment fund. All of the underlying investments held by consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in non-operating income in the Company’s consolidated statements of income. In the absence of a publicly available market value, fair value for such underlying investments are estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the fund’s net asset value. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another investment accounting method. In addition, changes in fair value of certain illiquid investments held by these funds, including direct investments in equity or debt securities of privately held companies and certain real estate products, are recorded based upon the most current information available at the time, which may precede the date of the statement of financial position, considering any significant changes in the operations of the investment.

Upon consolidation of various sponsored investment funds, on the Company’s consolidated statements of financial condition, the Company retains the specialized accounting principles of the underlying funds pursuant to ASC 810-10.

Separate Account Assets and Liabilities

Two wholly-owned subsidiaries of the Company in the United Kingdom are registered life insurance companies that maintain separate accounts representing segregated funds held for purposes of funding individual and group pension contracts. The separate account assets are not subject to general claims of the creditors of BlackRock. These accounts and the related liabilities are recorded as separate account assets and separate account liabilities on the consolidated statements of financial condition in accordance with the ASC 944-80, Financial Services – Separate Accounts.

The net investment income and net realized and unrealized gains and losses attributable to separate account assets supporting individual and group pension contracts accrue directly to the contract owner and are not reported as revenue or non-operating income in the consolidated statements of income. Policy administration and management fees associated with separate account products are included in investment advisory, administration fees and securities lending revenue in the consolidated statements of income.

Collateral Assets Held and Liabilities Under Securities Lending Agreements

The Company facilitates securities lending arrangements whereby securities held by separate account assets discussed above are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, ranging from 102% to 108% of the value of the securities lent in order to reduce credit risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles and obligates the Company to repurchase or redeem the transferred securities before their maturity. These transactions are not reported as sales under ASC 860, Transfers and Servicing (“ASC 860”) because of the obligation of the Company to repurchase the securities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Collateral Assets Held and Liabilities Under Securities Lending Agreements (continued)

As a result, the Company records the collateral received under these arrangements (both cash and non-cash), as its own asset in addition to a corresponding liability for the obligation to return the collateral. As with the securities lending collateral discussed above, the fair value of the asset and related obligation to return the collateral are recorded by the Company. At December 31, 2009, the fair value of loaned securities held by separate account assets was approximately $18 billion and the collateral held under these securities lending agreements was approximately $19.3 billion. The fair value of the collateral liability approximates the fair value of the collateral assets and is recorded in collateral liability under securities lending agreements on the consolidated statements of financial condition.

Deferred Mutual Fund Sales Commissions

The Company holds the rights to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The carrying value of these deferred mutual fund commissions is being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares which are recorded within distribution fees on the consolidated statements of income. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred sales commission is expensed.

In April 2007, the Company acquired from a subsidiary of PNC certain distribution financing arrangements to receive certain cash flows from sponsored open-ended mutual funds sold without a front-end sales charge. The fair value of these capitalized assets is amortized over periods up to six years. The Company also acquired the rights to related distribution fees from these funds and CDSCs upon shareholder redemption of certain back-end load shares prior to the end of the contingent deferred sales period. The Company paid $34 million in exchange for the above rights, which is reflected on the consolidated statement of cash flows as an acquisition within investing activities.

The Company periodically reviews the carrying value of deferred mutual fund commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for the years ended December 31, 2009, 2008 or 2007.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Property and Equipment (continued)

Software Costs

BlackRock develops a variety of risk management, investment analytic and investment system services for internal use, utilizing proprietary software which is hosted and maintained by BlackRock. The Company follows ASC 350-40, Internal-Use Software (“ASC 350-40”). ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized beginning when the software project is complete and put into production, over the estimated useful life of the software of three years.

Goodwill and Intangible Assets

Goodwill which represents the excess cost of a business acquisition over the fair value of the net assets acquired includes assembled workforce. Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets. The value of contracts to manage assets in proprietary open-end funds, closed-end funds and collective funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade-names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The value of contracts for separately managed accounts and certain alternative funds which have finite lives are amortized over the expected life of the contracts.

The Company assesses its goodwill, indefinite-lived management contracts and trade names/trademarks and finite-lived management contracts for impairment at least annually. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. In its assessment of indefinite-lived management contracts and trade names/trademarks, the Company considers such factors as assets under management, product mix, product margins and projected cash flows to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair value of finite-lived management contracts and their remaining useful life is reviewed at least annually to determine if circumstances exist which may indicate a potential impairment. In addition, if circumstances exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value would be recognized as an expense in the period in which the impairment is determined.

Change in Method of Applying an Accounting Principle

During 2007, the Company changed the date of its annual impairment tests for goodwill and indefinite-lived intangible assets to July 31st in order to provide additional time for testing due to the significant increase in these assets as a result of recent acquisitions. The Company’s management believes that this change in the method of applying an accounting principle is preferable under the circumstances and does not result in adjustments to the Company’s consolidated financial statements when applied retrospectively, nor would it result in the delay, acceleration or avoidance of recording a potential future impairment. This change in the method of applying ASC 350 had no impact on the consolidated statements of income for the year ended December 31, 2007.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Change in Method of Applying an Accounting Principle (continued)

The impairment tests performed as of July 31, 2009, 2008 and 2007 indicated that no impairment charges were required. Due to the capital market events that occurred in 2007 and 2008, the Company performed an additional impairment test as of September 30, 2008 which also indicated no impairment charges were required.

Assets and Liabilities to be Disposed of by Sale

In the course of the business of establishing real estate and other alternative investment funds, the Company may purchase land, properties and other assets while incurring liabilities directly associated with the assets, together a disposal group, with the intention to sell the disposal group to sponsored investment funds upon their launch. In accordance with the provisions of ASC 360-10, Property, Plant and Equipment (“ASC 360-10”), the Company treats these assets and liabilities as a “disposal group”, measured at the lower of the carrying amount or fair value. Losses are recognized for any initial or subsequent write-down to fair value and gains are recognized for any subsequent increase in fair value, but not in excess of the cumulative loss previously recognized.

At December 31, 2009 and 2008, the Company held disposal group assets of $46 million and $64 million in other assets and related disposal group liabilities of $45 million and $63 million of other liabilities, respectively, on its consolidated statements of financial condition. At December 31, 2009 and 2008, disposal group liabilities included approximately $42 million and $58 million of borrowings directly associated with the disposal group assets, respectively. During the year ended December 31, 2009 and 2008, the Company recorded a net loss of $2 million and $14 million, respectively, within non-operating income (expense) on its consolidated statements of income related to the disposal group, respectively.

Classification and Measurement of Redeemable Securities

The provisions of ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”), require temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At December 31, 2009 and 2008, the Company determined that $49 million and $266 million, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable at the option of the holder for cash or other assets, resulting in temporary equity classification on the consolidated statements of financial condition.

The amount of temporary equity related to convertible instruments is measured as the excess of the amount of cash required to be exchanged in a hypothetical settlement, as of the balance sheet date, over the current carrying amount of the liability component. During the year ended December 31, 2009, the 2.625% convertible debentures became convertible at the option of the holders into cash and shares of the Company’s common stock. The amount of cash required to be paid out in a hypothetical settlement exceeded the current carrying amount of the liability component by less than $1 million.

Non-controlling interests

Non-controlling interests on the consolidated statements of income includes the income/(loss) allocated to non-controlling interest holders of the Company’s consolidated sponsored investment funds. Non-controlling interests are not adjusted for taxes for consolidated sponsored investment funds that are treated as pass-through entities for tax purposes.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the average cost method.

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of the assets under management (“AUM”) or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations (“ASC 605-45”) and has recorded its management fees net of retrocessions. Retrocessions for the years ended December 31, 2009, 2008 and 2007 were $611 million, $762 million and $780 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

The Company also earns securities lending revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The net income earned on the collateral is shared between the Company and funds or other third-party accounts managed by the Company from which the securities are borrowed.

Performance Fees

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separately managed accounts. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product or account.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

Performance Fees (continued)

The Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as performance fees on its consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2009 and 2008, the Company had $13 million and $21 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

BlackRock Solutions and Advisory

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

Other Revenue

The Company earns fees for transition management services comprised of referral fees or agency commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of the Company’s customers. Commissions and related clearing expenses related to transition management services are recorded on a trade-date basis as securities transactions occur and are reflected in other revenue on the consolidated statements of income.

The Company also earns commissions revenue upon the sale of unit trusts and Class A mutual funds. Revenue is recorded at the time of the sale of the product.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Stock-based Compensation

The Company applies the requirements within ASC 718-10, Compensation – Stock Compensation (“ASC 718-10”) which establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock award.

The Company measures the grant-date fair value of employee share options and similar instruments using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The grant-date fair value of restricted stock units is calculated using the Company’s share price on the date of grant. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards. Awards under the Company’s stock-based compensation plans vest over periods ranging from one to five years. Compensation cost is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally are derived using historical forfeiture information, where available, and are reviewed for reasonableness at least annually.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement eligible employees over the required service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually-required retirement notification period, if applicable.

The Company pays cash dividend equivalents, that are not subject to vesting, on outstanding restricted stock units (“RSUs”) granted prior to 2009. ASC 718-10 requires dividend equivalents on RSUs expected to be forfeited to be included in compensation and benefits expense. Dividend equivalents on shares expected to vest are recorded in retained earnings.

Distribution and Servicing Costs

Distribution and servicing costs include payments to third parties and affiliates, including Merrill Lynch and PNC, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed when incurred.

Direct Fund Expenses

Direct fund expenses, which are expensed as incurred, consist primarily of third party non-advisory expenses incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund related expenses directly attributable to the non-advisory operations of the fund.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Leases

The Company accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Foreign Exchange

Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income. For the years ended December 31, 2009, 2008 and 2007, the Company recorded gains/(losses) from foreign currency transactions of ($11) million, $50 million and $1 million, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to income tax expense on the Company’s consolidated statements of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

BlackRock adopted the provisions of ASC 740-10 related to uncertainty in income taxes on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 prescribes a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Excess tax benefits and shortfalls related to stock-based compensation are recognized as additional paid in capital and subsequent to the adoption of ASC 740-10 excess tax benefits are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between the recorded tax benefit and tax return benefit. At December 31, 2009, BlackRock had excess additional paid-in capital credits to absorb potential deficits between recorded tax benefits and tax return benefits.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Earnings per Share (“EPS”)

As a result of the retrospective adoption of the new required provisions within ASC 260-10, Earnings per Share (“ASC 260-10”), on January 1, 2009, EPS is calculated pursuant to the two-class method as defined in ASC 260-10. See Accounting Policies Adopted in the Year Ended December 31, 2009 below for further information. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares.

Due to the similarities in terms between BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers each series of non-voting participating preferred stock to be common stock equivalents for purposes of earnings per common share calculations.

In accordance with ASC 260-10, shares of the Company’s common stock are not included in basic earnings per common share until contingencies are resolved and the shares are released. Shares of the Company’s common stock are not included in diluted earnings per common share unless the contingency has been met assuming that the contingency period ended on the date of the consolidated statement of financial condition.

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in ASC 280-10, Segment Reporting.

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds and equities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets that generally are included in this category may include debt securities, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, restricted public securities valued at a discount, as well as over the counter derivatives, including interest and inflation rate swaps and foreign exchange currency contracts that have inputs to the valuations that can be generally corroborated by observable market data.

Level 3 Inputs – Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Assets included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds and certain held for sale real estate disposal assets.

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Fair Value Option

In February 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance within ASC 825-10, Financial Instruments (“ASC 825-10”). The relevant provisions within ASC 825-10 permit entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and it is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately in the statement of financial condition from those instruments measured using another accounting method. The Company adopted the applicable provisions of ASC 825-10 on January 1, 2008; however, elected not to apply the fair value option to any of its eligible financial assets or liabilities at that date. Therefore, the adoption of the applicable provision of ASC 825-10 had no impact on the Company’s consolidated financial statements. As of December 31, 2009, the Company has not elected the fair value option for any eligible financial assets or liabilities; however, the Company may elect the fair value option for any future eligible financial assets or liabilities upon their initial recognition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Disclosure of Fair Value

The disclosure requirements within ASC 825-10 require disclosure of estimated fair values of certain financial instruments, both on and off the consolidated statements of financial condition. For financial instruments recognized at fair value in the statement of financial position, the disclosure requirements of ASC 820-10 also apply.

The methods and assumptions are set forth below:

•

Cash and cash equivalents are carried at either cost or amortized cost which approximates fair value due to their short term maturities. Money market funds are valued through the use of quoted market prices, or $1, which is generally the net asset value of these funds.

•	The carrying amounts of receivables, accounts payable and accrued liabilities approximates fair value due to their short maturities.

•

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values are primarily determined based on net asset values of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, the industry of the investment, or valuation services from third party service providers. At December 31, 2009, with the exception of certain equity method and cost method investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value. See Note 7, Fair Value Disclosures, for more information.

Derivative Instruments and Hedging Activities

ASC 815-10, Derivatives and Hedging (“ASC 815-10”), establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. ASC 815-10 generally requires an entity to recognize all derivatives as either assets or liabilities in the consolidated statements of financial condition and to measure those investments at fair value.

The Company does not use derivative financial instruments for trading or speculative purpose. The Company uses derivative financial instruments primarily for purposes of hedging (a) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities and (b) market exposures for certain investments. The Company may also use derivatives within separate account assets and liabilities which are segregated funds held for purposes of funding individual and group pension contracts or in connection with capital support agreements with affiliated investment companies. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are recognized in current earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, in the consolidated statements of income.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year presentation.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Recent Accounting Developments

Accounting Policies Adopted in the Year Ended December 31, 2009

Non-Controlling Interests

In December 2007, the FASB issued new requirements within ASC 810-10, which established accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the non-controlling interests. The Company adopted the applicable guidance of ASC 810-10 on January 1, 2009, which required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of ASC 810-10 are applied prospectively. The adoption of the applicable provisions of ASC 810-10 did not impact BlackRock’s stockholders’ equity on the consolidated statements of financial condition.

Convertible Debt Instruments

In May 2008, the FASB issued new requirements within ASC 470-20, which specify that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. The applicable provisions of ASC 470-20 are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and are to be applied retrospectively. At December 31, 2009 and 2008, the Company had $243 million and $249 million principal amount of convertible debentures outstanding, respectively, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted the required paragraphs of ASC 470-20 on January 1, 2009 resulting in a total cumulative impact of a $9 million reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% convertible debentures was estimated to be 4.3%, which resulted in $18 million of the $250 million aggregate principal amount of the debentures issued, or $12 million after tax, being attributable to equity. At December 31, 2009 and 2008, less than $1 million and $4 million, respectively, of the initial $18 million debt discount remained unamortized, and was amortized to the first put date of the convertible debentures in February 2010. As a result, the Company recognized approximately $4 million and $3 million of additional interest expense in each of the years ended December 31, 2009 and 2008, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Year Ended December 31, 2009 (continued)

Earnings Per Share

In June 2008, the FASB issued new requirements within ASC 260-10, which specify that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method as defined in ASC 260-10. The new requirements of ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented must be adjusted retrospectively. Prior to 2009, the Company awarded restricted stock and restricted stock units with nonforfeitable dividend equivalent rights. Restricted stock and restricted stock units awarded in 2009 are not considered participating securities as dividend equivalents are subject to forfeiture prior to vesting of the award. The Company adopted the new requirements of ASC 260-10 on January 1, 2009.

The impact of retrospective adoption of ASC 470-20 and ASC 260-10 to diluted EPS for common shares in 2007 and 2008 was a decline of $0.16 and $0.13, respectively.

Fair Value Measurements

In February 2008, the FASB issued new guidance within ASC 820-10, which delayed the effective date of the application of ASC 820-10 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and liabilities include goodwill, indefinite-lived and finite-lived intangible assets and long-lived assets each measured at fair value for purposes of impairment testing, asset retirement and guarantee obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination or asset purchase. The adoption of the provisions of ASC 820-10 on January 1, 2009 for non-recurring non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements Disclosures and Impairments of Securities

In April 2009, the FASB issued the following three provisions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

The new provisions issued within ASC 320-10, Investments – Debt and Equity Securities (“ASC 320-10”), amend current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under ASC 320-10, an other-than-temporary impairment for debt securities is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remaining portion is recorded in other comprehensive income. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Year Ended December 31, 2009 (continued)

Fair Value Measurements Disclosures and Impairments of Securities: (continued)

•

The new provisions issued within ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), provide additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.

•

The new provisions issued within ASC 825-10, Financial Instruments (“ASC 825-10”), amend the existing disclosure guidance about fair value of financial instruments to expand the required qualitative and quantitative disclosures about fair value of financial instruments to interim reporting periods for publicly traded entities. In addition, the applicable guidance within ASC 825-10 amends ASC 270-10, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods.

The adoption of all three of the above new provisions as of April 1, 2009, did not materially impact the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued new guidance within ASC 805, Business Combinations (“ASC 805”), and in April 2009, the FASB issued additional guidance within ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies. ASC 805 retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new provisions within ASC 805 further define the acquirer, establish the acquisition date and broaden the scope of transactions that qualify as business combinations.

Additionally, the new requirements within ASC 805 change the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provide guidance for the measurement of fair value in a step acquisition, change the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provide guidance on recognition and measurement of contingent consideration and require that acquisition-related costs of the acquirer generally be expensed as incurred. Reversal of valuation allowances related to acquired deferred tax assets and changes to liabilities for unrecognized tax benefits related to tax positions assumed in business combinations that settled prior to the adoption of the new requirements within ASC 805 affected goodwill. If such valuation allowances reverse or liabilities change subsequent to the adoption of the new requirements within ASC 805, such changes will affect the income tax provision in the period of reversal or change.

The new requirements within ASC 805 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new requirements within ASC 805 on January 1, 2009. The adoption of the new requirements within ASC 805 impacted the Company’s consolidated financial statements for the year ended December 31, 2009 as the Company completed its acquisition of BGI during 2009 and certain acquisition related costs in connection with the BGI Transaction have been expensed as incurred. See Note 3, Mergers and Acquisitions, for further discussion.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Year Ended December 31, 2009 (continued)

Useful Life of Intangible Assets

In April 2008, the FASB issued additional guidance within ASC 350-30, General Intangibles Other than Goodwill (“ASC 350-30”). The required provisions within ASC 350-30 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the prior guidance within ASC 350 Intangibles – Goodwill and Other. ASC 350-30 requires that an entity shall consider its own experience in renewing similar arrangements. ASC 350-30 is intended to improve the consistency between the useful life of an intangible asset determined under prior requirements within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. The new requirements of ASC 350-30 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption on January 1, 2009 of the new requirements within ASC 350-30 did not materially impact the Company’s consolidated financial statements.

Disclosures about Derivative Instruments

In March 2008, the FASB issued new guidance within ASC 815-10. ASC 815-10 expands the disclosure requirements for derivative instruments and hedging activities. ASC 815-10 specifically requires enhanced disclosures addressing: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption on January 1, 2009 of the additional disclosure requirements of ASC 815-10 did not materially impact the Company’s consolidated financial statements.

Meaning of Indexed to a Company’s Own Stock

In June 2008, the FASB issued new guidance within ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The new requirements of ASC 815-40 provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. To meet the definition of “indexed to its own stock,” an instrument’s contingent exercise provisions must not be based on an observable market other than the market for the issuer’s stock, and its settlement amount must be based only on those variables that are inputs to the fair value of a “fixed-for-fixed” forward or option on an entity’s equity shares. The adoption on January 1, 2009 of the required provisions of ASC 815-40 did not change the classification or measurement of the Company’s financial instruments.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Year Ended December 31, 2009 (continued)

Subsequent Events

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009. The adoption of ASC 855-10 did not materially impact the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), effective immediately, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not materially impact the Company’s consolidated financial statements. See Note 25, Subsequent Events, for further discussion.

The FASB Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Amendments Based on SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“ASU 2009-1”). ASU 2009-1 established the FASB ASC as the single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC will become nonauthoritative. ASU 2009-1 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted ASU 2009-1 on September 30, 2009. As ASU 2009-1 does not change GAAP, its adoption did not impact amounts recorded or disclosures required as part of the Company’s consolidated financial statements.

Measuring Fair Value of Certain Alternative Investments

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 amends ASC 820-10 to provide guidance on measuring the fair value of certain alternative investments. The amendments in this ASU permit, as a practical expedient, a reporting entity to use the investment’s net asset value per share (“NAV”) to measure the fair value of the investment provided that the NAV is calculated as of the reporting entity’s measurement date. ASU 2009-12 also requires enhanced disclosures by major investment category about the attributes of the investments within the scope, such as the nature of the restrictions, the amount of the unfunded commitments and the description of the investment strategies of the investees. ASU 2009-12 is effective for the interim and annual reporting periods ending after December 15, 2009. In the period of adoption, an entity must disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. The adoption of the additional disclosure requirements of ASU 2009-12, on December 31, 2009, did not materially impact the Company’s consolidated financial statements. See Note 7, Fair Value Disclosures for more information.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Recent Accounting Developments

New Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued new requirements within ASC 810-10, which amend the consolidation guidance for variable interest entities under FIN 46(R). The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess the primary beneficiary of a VIE.

In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). The ASU will indefinitely defer the application of SFAS No. 167, Amendments to FASB Interpretation No. 46(R) for a reporting enterprise’s interest in an entity if all of the following conditions are met:

(1) the entity either has all of the attributes of an investment company, as specified in ASC 946-10, Financial Services-Investment Companies (“ASC 946-10”); (2) it is industry practice to apply measurement principles for financial reporting that are consistent with those in ASC 946-10; (3) the entity is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity, and (4) the reporting enterprise does not have an obligation to fund losses significant to the entity.

In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with the requirement of Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments in this ASU clarify that for entities that do not qualify for the proposed deferral, related parties should be considered when evaluating each of the criteria for determining whether a decision maker or service provider fee represents a variable interest.

An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on variable interest entities in ASC 810-10 (before its amendment by SFAS No. 167) or other applicable consolidation guidance, including guidance for the consolidation of partnerships in ASC 810-20. The amendment does not defer the disclosure requirements in SFAS No. 167.

The new provisions of ASC 810-10 and ASU 2010-10 are both effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

The Company does not expect the adoption of new provisions of ASC 810-10 and ASU 2009-17 to impact net income attributable to BlackRock, Inc. or its stockholders’ equity, however, it is currently evaluating the impact to its first quarter 2010 consolidated financial statements as a result of consolidating the assets and liabilities and net income (loss) of certain VIEs, in addition to a corresponding non-controlling interest liability or asset and allocation of net income (loss) to non-controlling interests primarily related to collateralized debt obligations that it manages, which do not qualify for the deferral.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

2. Significant Accounting Policies (continued)

Recent Accounting Developments

Improving Disclosures about Fair Value Measurements

In January 2009, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regards to transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and other settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the additional disclosure requirements of ASU 2010-06 are not expected to materially impact BlackRock’s consolidated financial statements.

3. Mergers and Acquisitions

Barclays Global Investors

On December 1, 2009, BlackRock acquired from Barclays all of the outstanding equity interests of subsidiaries of Barclays conducting the investment management business of BGI in exchange for an aggregate of 37,566,771 shares of BlackRock common stock and participating preferred stock, subject to certain adjustments, and $6.65 billion in cash, subject to certain adjustments. The fair value of the 37,566,771 shares at closing, on December 1, 2009, was $8.53 billion, at a price of $227.08 per share, the closing price of BlackRock’s common stock on November 30, 2009.

The acquisition of BGI brings together market leaders in active and index strategies to create the preeminent asset management firm which manages investments on behalf of institutional and retail investors worldwide. The combined firm’s products include passively and actively managed equities and fixed income, cash management, and alternatives and will offer clients diversified access to global markets through separate accounts, common trust funds, mutual funds, exchange-traded funds, hedge funds, and closed-end funds.

The shares of capital stock issued to Barclays pursuant to the BGI Transaction represented approximately 4.8% of the outstanding shares of common stock and approximately an aggregate 19.8% economic interest in BlackRock immediately following the closing of the transaction. Barclays generally is restricted from purchasing additional shares of BlackRock common or preferred stock if it would result in Barclays holding more than 4.9% of the total voting power of BlackRock or more than 19.9% of the total capital stock of BlackRock on a fully diluted basis. In addition, Barclays is restricted from transferring 100% of its BlackRock capital stock for one year after closing and 50% of its BlackRock capital stock for the second year, without the prior written consent of BlackRock.

The cash portion of the purchase price was funded through a combination of existing cash, issuance of short-term debt backed by a short-term credit facility which was arranged by Barclays, a related party, and subsequently terminated upon the issuance of long-term notes in December 2009, and proceeds from the private issuance of 19,914,652 capital shares, at a price of $140.60, to a group of institutional investors, including PNC.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

3. Mergers and Acquisitions (continued)

Barclays Global Investors (continued)

The BGI Transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, the purchase price was allocated to the assets acquired and liabilities and non-controlling interests assumed based upon their estimated fair values at the date of the transaction. Substantially all of the excess of the final purchase price over the fair value of assets acquired and liabilities and non-controlling interests assumed was recorded as non-deductible goodwill.

A summary of the recorded fair values of the assets acquired and liabilities and non-controlling interests assumed on December 1, 2009 in this acquisition is as follows:

(Dollar amounts in millions)	Estimate of Fair Value
Accounts receivable	$593
Investments	125
Separate account assets	116,301
Collateral held under securities lending agreements	23,498
Property and equipment	205
Finite-lived intangible management contracts (intangible assets)	163
Indefinite-lived intangible management contracts (intangible assets)	9,785
Trade names / trademarks (indefinite-lived intangible assets)	1,403
Goodwill	6,842
Other assets	366
Separate account liabilities	(116,301)
Collateral liability under securities lending agreements	(23,498)
Deferred tax liabilities	(3,799)
Accrued compensation and benefits	(885)
Other liabilities assumed	(660)
Non-controlling interests assumed	(12)

Total consideration, net of cash acquired	$14,126

Summary of consideration, net of cash acquired:
Cash paid	$6,650
Cash acquired	(1,055)
Capital stock at fair value	8,531

Total cash and stock consideration	$14,126

Finite-life management contracts have a weighted-average estimated useful life of approximately 10 years and are amortized on the straight-line method.

The fair value of BGI finite-lived management contracts consists primarily of separate accounts and custom segregated funds and the fair value of BGI indefinite-lived management contracts consists primarily of exchange traded funds, common and collective trusts and open-end funds.

The fair value of acquired trade names/trademarks was determined using a royalty rate based primarily on normalized marketing and promotion expenditures to develop and support the brands globally.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

3. Mergers and Acquisitions (continued)

Barclays Global Investors (continued)

The purchase accounting adjustments are preliminary and subject to revision. At this time, except for the items noted below, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction. Specifically, the following assets and liabilities are subject to change:

•

Intangible management contracts were valued using preliminary December 1, 2009 AUM and assumptions. The value of such contracts may change, primarily as the result of updates to AUM and those assumptions;

•

As management receives additional information, deferred income tax assets and liabilities and other assets, due from and to related parties, and other liabilities may be adjusted as the result of changes in purchase accounting and applicable tax rates.

The following unaudited pro forma combined financial information does not purport to be indicative of actual results of BlackRock’s operations had the BGI Transaction actually been consummated at the beginning of each period presented. Certain one-time charges that are directly attributable to the BGI Transaction have been eliminated. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock and BGI filed consolidated income tax returns during the years presented.

(Unaudited)	For the Year Ended December 31,
(Dollar amounts in millions, except per share data)	2009(1),(2)	2008
Total revenue	$7,676	$8,805
Operating income	$3,712	$1,126
Net income attributable to BlackRock, Inc.	$2,382	$157

Earnings per share attributable to BlackRock, Inc. common stockholders
Basic	$12.41	$0.83
Diluted	$12.23	$0.82

(1)

Subsequent to the closing of the BGI Transaction on December 1, 2009, BGI contributed $312 million of revenue, $141 million of operating income and $94 million of net income attributable to BlackRock, Inc.

(2)	Includes the full year impact of the long-term notes issued in December 2009.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

3. Mergers and Acquisitions (continued)

Barclays Global Investors (continued)

BlackRock and BGI costs included as pro forma adjustments (unaudited)

For purposes of the pro forma financial information above, the following costs have been removed as they are deemed to be one-time costs directly attributable to the BGI Transaction.

•

BlackRock results included $183 million of BlackRock pre-merger transaction and integration costs in conjunction with the BGI Transaction such as advisory fees, legal fees, consulting expenses recorded within general and administration expenses and compensation expense which have been expensed as incurred by BlackRock during the year ended December 31, 2009.

•	BGI results for the eleven months ended November 30, 2009 included $299 million of costs related to acceleration of certain compensation costs that were triggered due to the transaction.

BGI costs and benefits not included as pro forma adjustments (unaudited)

For purposes of the pro forma financial information above, the following items which are in BGI’s results and included in the pro forma results have not been removed as they are not directly attributable to the BGI Transaction:

•

A pre-tax expense of $2.285 billion for the year ended December 31, 2008 and a pre-tax benefit of $1.249 billion, for the eleven-month period ended November 30, 2009 related to capital support of certain BGI cash management products. The liability related to such capital support has not been assumed in the transaction as it will remain with Barclays.

•

BGI’s tax expense for the year ended December 31, 2008 and the eleven-month period ended November 30, 2009 included a non-recurring tax benefit of approximately $695 million and a tax expense of $381 million, respectively, related to the capital support.

•	A pre-tax expense of $29 million for the eleven-month period ended November 30, 2009 related to a BGI restructuring independent from the sale to BlackRock.

•

A pre-tax non-operating gain/(loss) of ($33) million and $1 million for the year ended December 31, 2008 and the eleven-month period ended November 30, 2009, respectively, related to valuation changes for certain investments that were not acquired by BlackRock.

If such costs and benefits were excluded the pro forma diluted EPS for 2009 would have decreased by $4.37 and for 2008 would have increased by $8.33.

Impact Investing

In August 2008, the Company acquired Impact Investing, an Australia based software development company specializing in equity portfolio management and analytical software tools. The maximum remaining and total consideration to be paid is not expected to be material to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

3. Mergers and Acquisitions (continued)

Quellos Group

On October 1, 2007, the Company closed the Quellos Transaction and paid Quellos $562.5 million in cash and issued 1,191,785 shares of BlackRock common stock, valued at $188 million. The common stock was placed in escrow for up to three years and is available to satisfy certain indemnification obligations of Quellos under the asset purchase agreement. The value of the common stock consideration was determined using the average closing price of BlackRock’s common stock ten days before the Quellos Transaction announcement date.

In addition, Quellos may receive two contingent payments, upon achieving certain investment advisory base and performance fee measures through December 31, 2010, totaling up to $969 million in a combination of cash and stock. During 2009, the Company determined the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares based on a price of $157.33 per share. The second contingent payment, of up to $595 million, is based on investment advisory fees through 2010 and is payable in cash in 2011. Quellos may also be entitled to a “catch-up” payment in 2011 if certain investment advisory base fee measures are met though 2010 to the extent that the value of the first contingent payment is less than $374 million.

The Quellos Transaction was accounted for under the purchase method of accounting in accordance with ASC 805 prior to the changes within ASC 805 which were adopted on January 1, 2009. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The excess, if any, of the final purchase price, which may include contingent consideration payments, over the fair value of assets acquired and liabilities assumed will be recorded as goodwill.

Finite-life intangible management contracts have a weighted average estimated useful life of approximately 7.4 years and are amortized on the straight-line method.

As contingencies are resolved, BlackRock common shares held in escrow may be released from escrow. In April 2008 and November 2009, 280,519 and 42,326 common shares, respectively, were released from escrow to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price. As additional shares held in escrow are released, and if contingent consideration payments are made to Quellos, additional purchase price consideration or employee compensation will be recorded.

Adjustments to goodwill related to tax benefits realized from tax-deductible goodwill in excess of the initial book goodwill established are discussed in Note 11, Goodwill.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

3. Mergers and Acquisitions (continued)

Fund of Hedge Funds

On April 30, 2003, the Company purchased an 80% interest in an investment manager of a hedge fund of funds for approximately $4 million in cash. On October 1, 2007, the Company paid $27 million in cash to purchase the remaining 20% of the investment manager. The purchase price of the remaining interest was performance-based and was not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. As a result of the transaction in October 2007, $21 million and $8 million of additional goodwill and indefinite-life intangible assets, respectively, was recorded.

4. Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
(Dollar amounts in millions)	December 31, 2009	December 31, 2008
Available-for-sale investments	$73	$101
Held-to-maturity	29	—
Trading investments	167	122
Other investments:
Consolidated sponsored investment funds (non cash management funds)	360	349
Consolidated sponsored cash management funds	—	326
Equity method investments	376	501
Deferred compensation plan hedge fund equity method investments	29	30
Cost method investments	15	—

Total other investments	780	1,206

Total investments	$1,049	$1,429

At December 31, 2009, the Company had $463 million of total investments held by consolidated sponsored investment funds of which $103 million and $360 million were classified as trading investments and other investments, respectively.

At December 31, 2008, the Company had $728 million of total investments held by consolidated sponsored investment funds of which $53 million and $675 million were classified as trading investments and other investments, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

4. Investments (continued)

Available-for-sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

(Dollar amounts in millions)
December 31, 2009	Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Available-for-sale investments:
Equity securities:
Sponsored investment funds	$53	$2	$(1)	$54
Collateralized debt obligations (“CDOs”)	2	—	—	2
Debt securities:
Mortgage debt	6	1	—	7
Asset-backed debt	10	—	—	10

Total available-for-sale investments	$71	$3	$(1)	$73

December 31, 2008	Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Available-for-sale investments:
Sponsored investment funds	$109	$—	$(16)	$93
Collateralized debt obligations	6	—	(2)	4
Other debt securities	4	—	—	4

Total available-for-sale investments	$119	$—	$(18)	$101

Available-for-sale investments includes seed investments in BlackRock sponsored investment funds and debt securities received upon closure of an enhanced cash fund, in lieu of the Company’s remaining investment in the fund and securities purchased from another enhanced cash fund.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded other-than-temporary impairments of $5 million, including $2 million related to credit loss impairments on debt securities, $8 million and $16 million, respectively, which were recorded in non-operating income (expense) on the consolidated statements of income. The $2 million credit loss impairment in 2009 was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security.

The Company has reviewed the gross unrealized losses of $1 million as of December 31, 2009 related to available-for-sale equity securities, of which less than $1 million had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record additional impairments on such equity securities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

4. Investments (continued)

Available-for-sale Investments (continued)

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2009, 2008 and 2007 is shown below.

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007

Sales proceeds (including unsettled transactions)	$100	$57	$112

Net realized gain (loss):
Gross realized gains	$3	$2	$8
Gross realized losses	(8)	(7)	—

Net realized gain (loss)	$(5)	$(5)	$8

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	December 31, 2009	December 31, 2008

Held-to-maturity investments:
Foreign government debt	$28	$—
US government debt	1	—

Total held-to-maturity investments:	$29	$—

Held-to-maturity investments include debt instruments held for regulatory purposes and the carrying value of these investments approximates fair value.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

4. Investments (continued)

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	December 31, 2009		December 31, 2008
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan fund investments	$49	$42	$32	$29
Equity securities	112	97	109	75
Debt securities:
Municipal debt	10	11	9	7
Foreign government debt	15	15	8	7
Corporate debt	1	1	1	1
U.S. government debt	1	1	3	3

Total trading investments	$188	$167	$162	$122

Other investments:
Consolidated sponsored investment funds (non cash management funds)	$380	$360	$376	$349
Consolidated sponsored cash management funds	—	—	333	326
Equity method	499	376	752	501
Deferred compensation plan hedge fund equity method investments	28	29	39	30
Cost method investments	15	15	—	—

Total other investments	$922	$780	$1,500	$1,206

Trading investments include certain deferred compensation plan fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity and debt securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Cost Method Investments

Cost method investments include non-marketable securities, including Federal Reserve Bank Stock, that are primarily held for regulatory purposes.

As of December 31, 2009, there were no indicators of impairments on these investments.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

4. Investments (continued)

Maturity dates

The carrying value of debt securities, classified as available-for-sale, held-to-maturity, trading and other investments, by maturity at December 31, 2009 and 2008 is as follows:

(Dollar amounts in millions) Maturity date	December 31, 2009	December 31, 2008
<1 year	$28	$329
>1-5 years	5	2
>5-10 years	9	3
> 10 years	32	14

Total	$74	$348

At December 31, 2009, the debt securities in the table above primarily consisted of mortgage, asset-backed, municipal, corporate, U.S. and foreign government debt securities a portion of which are held by consolidated sponsored investment funds which are consolidated in the Company’s consolidated statements of financial condition. In addition, at December 31, 2008, the debt securities in the table above included floating rate notes and asset backed securities held by consolidated sponsored cash management funds.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

5. Equity Method Investments

BlackRock invests in hedge funds, funds of hedge funds, real estate funds and private equity funds to establish a performance track record or for co-investment purposes. BlackRock accounts for certain of these investments under the equity method of accounting in addition to other accounting methods. At December 31, 2009 and 2008, the Company held the following equity method investments in its sponsored investment products:

	December 31, 2009			Year Ended December 31, 2009
(Dollar amounts in millions)	Net Assets [1]	BlackRock’s Investments	Ownership %	Net Income (Loss)	BlackRock’s Portion
Investments:
Private equity	$574	$42	7%	$23	$2
Real estate	1,365	43	3%	(1,588)	(108)
Hedge funds/funds of hedge funds	11,450	319	3%	2,984	120
Other investments	434	1	<1%	—	—

	$13,823	$405		$1,419	$14

	December 31, 2008			Year Ended December 31, 2008
(Dollar amounts in millions)	Net Assets [1]	BlackRock’s Investments	Ownership %	Net Income (Loss)	BlackRock’s Portion
Investments:
Private equity	$482	$63	13%	$10	$14
Real estate	3,857	150	4%	(1,176)	(106)
Hedge funds/funds of hedge funds	7,743	299	4%	(5,645)	(200)
Other investments	134	19	14%	(25)	(6)

	$12,216	$531		$(6,836)	$(298)

[1]	The majority of the net assets of the equity method investees are comprised of investments held for capital appreciation offset by liabilities, which may including borrowings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

5. Equity Method Investments (continued)

In addition, due to BlackRock’s ownership levels BlackRock has equity method investments in various operating and advisory entities held for strategic purposes related to BlackRock’s core business, which are recorded in other assets. The table below includes BlackRock’s approximate 40% investment in DSP BlackRock Investment Managers Pvt. Ltd and its 42% investment in Private National Mortgage Acceptance Company, LLC.

(Dollar amounts in millions)
Equity Method Investees	December 31, 2009	December 31, 2008
Assets	$99	$43
Liabilities	18	13

Equity	$81	$30

BlackRock’s investments (1)	$34	$12

	Year ended December 31, 2009	Year ended December 31, 2008
Net income (loss) of equity method investees	$31	$(3)
BlackRock’s portion	$14	$(2)

(1)	In addition, at December 31, 2009 and 2008, BlackRock had approximately $2 million and $2 million, respectively, of other strategic equity method investments recorded within other assets.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

6. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such investments in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At December 31, 2009 and 2008, the following balances related to these funds were consolidated in the consolidated statements of financial condition:

(Dollar amounts in millions)	December 31, 2009	December 31, 2008
Cash and cash equivalents	$75	$61
Investments	463	728
Other net assets (liabilities)	(7)	12
Non-controlling interests	(273)	(491)

Total net interests in consolidated investment funds	$258	$310

During 2009, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in one consolidated sponsored investment fund, which also commenced in 2009. The granting of the additional substantive rights resulted in deconsolidation of this fund and the elimination of $85 million, $76 million, and $9 million of investments, borrowings, and nonredeemable non-controlling interests, respectively. In December 2008, BlackRock took necessary steps to grant additional rights to the unaffiliated investors in three funds with net assets at December 31, 2008 of approximately $210 million. BlackRock deconsolidated these sponsored investment funds upon the grant of these additional rights.

BlackRock’s total exposure to consolidated sponsored investment funds of $258 million and $310 million at December 31, 2009 and 2008, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and net income (loss) attributable to non-controlling interests. Less than $1 million and $6 million of borrowings by consolidated sponsored investment funds at December 31, 2009 and 2008, respectively, were included in other liabilities on the consolidated statements of financial condition.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2009
Assets:

Investments:

Available-for-sale	$53	$20	$—	$—	$73

Trading	118	49	—	—	167

Held-to-maturity	—	—	—	29	29

Other investments:

Consolidated sponsored investment funds	22	—	338	—	360
Equity method	—	1	334	41	376
Deferred compensation plan hedge fund equity method investments	—	14	15	—	29
Cost method investments	—	—	—	15	15

Total investments	193	84	687	85	1,049

Separate account assets	99,983	17,599	1,292	755	119,629
Collateral held under securities lending agreements	11,580	7,755	—	—	19,335
Other assets(2)	—	11	46	—	57

Total assets measured at fair value	$111,756	$25,449	$2,025	$840	$140,070

Liabilities:
Collateral liability under securities lending agreements	$11,580	$7,755	$—	$—	$19,335

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

7. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

7. Fair Value Disclosures (continued)

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly-owned subsidiaries of the Company, are registered life insurance companies that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities.

Money Market Funds within Cash and Cash Equivalents

At December 31, 2009 and 2008, approximately $1.4 billion and $0.1 billion, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1, which is generally the net asset value of the fund.

Level 3 Assets

Level 3 assets recorded within investments, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations received from internal as well as third party fund managers. Fair valuations at the underlying funds are based on a combination of methods, which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors. Level 3 assets recorded within separate account assets may include single broker non-binding quotes for fixed income securities.

Changes in Level 3 Investments, Other Assets and Separate Account Assets Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2009

(Dollar amounts in millions)	Investments	Other Assets	Separate Account Assets
December 31, 2008	$813	$64	$4
Realized and unrealized gains / (losses), net	45	(20)	8
Purchases, sales, other settlements and issuances, net (1)	(149)	2	1,276
Net transfers in and/or out of Level 3	(22)	—	4

December 31, 2009	$687	$46	$1,292

Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$92	$(20)	N/A	(2)

N/A – Not applicable

(1)	Purchases, sales, other settlements and issuances, net, include $1,675 million related to Level 3 separate account assets acquired in the BGI Transaction in December 2009.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

7. Fair Value Disclosures (continued)

Changes in Level 3 Investments and Other Assets Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2008

(Dollar amounts in millions)	Investments	Other Assets
December 31, 2007	$1,240	$—
Realized and unrealized gains / (losses), net	(409)	(16)
Purchases, sales, other settlements and issuances, net	11	2
Net transfers in and/or out of Level 3	(29)	78

December 31, 2008	$813	$64

Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(366)	$(17)

Realized and unrealized gains and losses recorded for Level 3 investments are reported in non-operating income (expense) on the consolidated statements of income. A portion of net income (loss) for consolidated investments is allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Level 3 are reflected as of the beginning of the period when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or when the book value of certain equity method investments no longer represents fair value as determined under fair value methodologies.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

7. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient BlackRock relies on net asset values as the fair value for certain investments. The following table lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent):

(Dollars amounts in millions)	Fair Value	Total Unfunded Commitment	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds;
Private equity fund of funds (a)	$312	$85	n/a	n/a
Other fund of funds (b)	7	—	Monthly (39%), Quarterly (51%) Semi-annually and Annually (10%)	30 – 120 days

Equity method (1):
Private equity (c)	51	72	n/a	n/a
Real estate (d)	36	65	n/a	n/a
Hedge funds/funds of hedge funds (e)	248	93	Monthly (7%), Quarterly (19%), n/a (74%)	15 – 90 days

Deferred compensation plan hedge fund investments (f)	29	—	Monthly (3%), Quarterly (97%)	30 – 60 days

Total	$683	$315

n/a – not applicable

(1)	Comprised of equity method investments, which include investment companies which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category the Company reduces its investment via distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds would be liquidated over a weighted average period of approximately 9 years.

Total remaining unfunded commitments to other third party funds is $85 million. BlackRock is contractually obligated to fund only $54 million, its remaining unfunded commitment balance included in the above table to the consolidated fund while the remaining balance would be funded by capital contributions from non-controlling interest holders.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

7. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(b)	This category includes several consolidated funds of funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category can generally be redeemed, as long as there are no restrictions in place by the underlying funds.
(c)	This category includes several private equity funds that initially invest in non-marketable securities of private companies which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It is estimated that the investment in these funds would be liquidated over a weighted average period of approximately 8 years.
(d)	This category includes several real estate funds that invest primarily to acquire, expand, renovate, finance, hold for investment, and ultimately sell income-producing apartment properties or to capitalize on the distress in the residential real estate market. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds would be liquidated over a weighted average period of approximately 14 years.
(e)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It is estimated that the investments in the funds that are not subject to redemptions would be liquidated over a weighted average period of less than 8 years.
(f)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

8. Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations and sponsored investment funds, which may be considered VIEs. The Company receives management fees or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests, unfunded capital commitments for certain sponsored investment funds and two capital support agreements for two enhanced cash funds at December 31, 2008 which were terminated in 2009, due to closure of the funds.

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

VIEs in which BlackRock is the Primary Beneficiary

As of December 31, 2009

At December 31, 2009, BlackRock was the primary beneficiary of one VIE, a private sponsored investment fund, in which it had a non-substantive investment, due to its de-facto third party relationships with other partners in the fund. Due to consolidation of this VIE, at December 31, 2009, the Company recorded $54 million of net assets, primarily investments and cash and cash equivalents. These net assets were offset on the Company’s consolidated statement of financial condition by $54 million of nonredeemable non-controlling interests which reflect the equity ownership of third parties, on the Company’s consolidated statements of financial condition. For the year ended December 31, 2009, the Company recorded a non-operating expense of $4 million offset by a $4 million net loss attributable to nonredeemable non-controlling interests on its consolidated statements of income. The Company has no risk of loss with its involvement with this VIE.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

8. Variable Interest Entities (continued)

As of December 31, 2008

VIEs in which BlackRock is the Primary Beneficiary (continued)

During 2008, the Company determined it became the primary beneficiary of two enhanced cash management funds as a result of concluding that under various cash flow scenarios it absorbed the majority of the variability to cover expected losses in the funds due to its equity ownership percentage of the funds along with its obligation under the Company’s capital support agreements with the funds which were established to cover potential realized losses within the funds. During 2008, the Company contributed $1 million to the cash management funds to cover realized losses. As of December 31, 2008, under the terms of the capital support agreements, BlackRock was obligated to cover realized losses of up to $45 million.

At December 31, 2008, the Company was the primary beneficiary of three VIEs, which resulted in consolidation of three sponsored investment funds (including two cash management funds and one private equity fund of funds). Creditors of the VIEs do not have recourse to the credit of the Company.

(Dollar amounts in millions)
	VIE Net Assets that the Company Consolidates	Maximum Risk of Loss
		Equity Interests	Capital Support Agreements	Total
Sponsored enhanced cash management funds	$328	$88	$45	$133
Other sponsored investment funds	55	—	—	—

Total	$383	$88	$45	$133

As a result of consolidating the three private investment funds, at December 31, 2008, the Company recorded $383 million of net assets, primarily investments and cash and cash equivalents which in consolidation is offset by $319 million of non-controlling interests which reflect the equity ownership of third parties, on its consolidated statements of financial condition. For the year ended December 31, 2008, the Company recorded a non-operating expense of $12 million offset by a $13 million gain in non-controlling interests on its consolidated statements of income.

The maximum risk of loss related to the capital support agreements in the table of above reflect the Company’s total obligation under the capital support agreements with the two enhanced cash funds. The fair value of the capital support agreements recorded at December 31, 2008 was $18 million.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

8. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of VIE

At December 31, 2009 and 2008, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

As of December 31, 2009

	(Dollar amounts in millions)
	Variable Interests on the Consolidated Statement of Financial Condition			Maximum Risk of Loss
	Investments	Receivables	Other Net Assets (Liabilities)
CDOs	$2	$2	$(2)	$21
Other sponsored investment funds (1)	14	254	(7)	268

Total	$16	$256	$(9)	$289

(1)	Includes common trusts.

The size of the net assets of the VIEs that the Company does not consolidate related to CDO’s, common trusts and other sponsored investment funds were as follows:

•	CDOs - approximately ($8) billion, comprised of approximately $10 billion of assets and $18 billion of liabilities, primarily comprised of debt obligations to CDO debt holders.

•	Other sponsored investments funds – approximately $1.5 trillion to $1.6 trillion

•	This amount includes approximately $1.1 trillion of common trusts. Each common trust has been aggregated separately and may include common trusts that invest in other common trusts.

•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At December 31, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction. See Note 9, Derivatives and Hedging, for further information.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

8. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of VIE (continued)

As of December 31, 2008

	(Dollar amounts in millions)
	Variable Interests on the Consolidated Statement of Financial Condition			Maximum Risk of Loss
	Investments	Receivables	Other Net Assets (Liabilities)
CDOs	$4	$5	$(1)	$25
Other sponsored investment funds	9	9	(6)	18

Total	$13	$14	$(7)	$43

The size of the net assets of the VIEs that the Company did not consolidate related to CDOs and other sponsored investments funds was approximately ($7.8) billion and $6.1 billion, respectively.

The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of debt obligations (CDO debt holders) and various accruals for the sponsored investment vehicles.

At December 31, 2008, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) management fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction. See Note 9, Derivatives and Hedging, for further information.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

9. Derivatives and Hedging

For the years ended December 31, 2009 and 2008, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10.

By using derivative financial instruments, the Company exposes itself to market and counterparty risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At December 31, 2009, the Company had two outstanding forward foreign exchange contracts with two counterparties with an aggregate notional value of $100 million.

During 2007, the Company commenced a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At December 31, 2009, the Company had seven outstanding total return swaps with two counterparties with an aggregate notional value of approximately $36 million.

In December 2007, BlackRock entered into capital support agreements, up to $100 million, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 million and were no longer backed by the letters of credit. In 2009, the capital support agreements were terminated, due to the closure of the related funds. See Note 13, Borrowings, for further discussion. During the six months ended June 30, 2009, the Company provided approximately $4 million of capital contributions to the funds under the capital support agreements. BlackRock determined that the capital support agreements qualified as derivatives under ASC 815-10. At December 31, 2008, the fair value of the derivative liabilities related to the capital support agreements for the two funds totaled approximately $18 million, respectively. The fair value of these liabilities increased or decreased as BlackRock’s obligations under the guarantee fluctuated based on the fair value of the derivative. Upon closure of the funds, the liability decreased $11 million and the change in the liability was included in general and administration expenses.

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction (“Pillars”). The Company has entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under ASC 810-10 and has concluded the Company is not Pillars’ primary beneficiary. Pursuant to ASC 815-10, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement.

On behalf of clients that maintain separate accounts representing segregated funds held for purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, including forward foreign currency contracts, interest rate and inflation rate swaps.

The Company may, at times, consolidate certain sponsored investment funds which utilize derivative instruments as a part of the fund’s investment strategy. The change in fair value of such derivatives which is recorded in non-operating income (expense) is not material to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

9. Derivatives and Hedging (continued)

The following table presents fair value as of December 31, 2009 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$0.2	Other liabilities	$—
Total return swaps	Other assets	—	Other liabilities	0.4
Credit default swap (Pillars)	Other assets	—	Other liabilities	2.5
Separate account derivatives (1)	Separate account assets	1,501.0	Separate account liabilities	1,501.0

Total		$1,501.2		$1,503.9

(1)	Derivatives associated with separate account assets include interest rate, inflation rate swaps, futures and foreign currency contracts.

The following table presents gains (losses) recognized in income for the year ended December 31, 2009 on derivative instruments:

(Dollar amounts in millions)	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign exchange contracts	General and administration expense	$—
Total return swaps	Non-operating income (expense)	(10)
Credit default swap (Pillars)	Non-operating income (expense)	(2)
Capital support agreements	General and administration expense	7

Total		$(5)

Net realized and unrealized gains and losses attributable to derivatives held by separate account assets and liabilities accrue directly to the contract owner and are not reported as non-operating income in the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

10. Property and Equipment

Property and equipment consists of the following:

(Dollar amounts in millions)	Estimated useful life - in years	December 31,
		2009	2008
Property and equipment:
Land	N/A	$4	$4
Building	39	17	17
Building improvements	15	13	12
Leasehold improvements	1-15	335	156
Equipment and computer software	3-5	324	257
Furniture and fixtures	2-7	70	47
Construction in progress	N/A	15	26

Gross property and equipment		778	519

Less: accumulated depreciation		333	259

Property and equipment, net		$445	$260

N/A – Not applicable

Qualifying software costs of approximately $31 million, $28 million and $25 million have been capitalized within equipment and computer software for the years ended December 31, 2009, 2008 and 2007, respectively, and are being amortized over an estimated useful life of three years.

Depreciation expense was $85 million, $84 million and $68 million for the years ended December 31, 2009, 2008 and 2007, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

11. Goodwill

Goodwill activity during the years ended December 31, 2009 and 2008 was as follows:

(Dollar amounts in millions)
	2009	2008
Beginning of year balance	$5,533	$5,520
Goodwill acquired related to:
BGI	6,842	—
Quellos	—	55
Impact Investing	—	4

Total goodwill acquired	6,842	59

Goodwill adjustments related to:
Quellos	185	(41)
SSR	9	—
Other	1	(5)

Total goodwill adjustments	195	(46)

End of year balance	$12,570	$5,533

During the year ended December 31, 2009, goodwill increased by $7,037 million. The increase relates primarily to $6,842 million of goodwill substantially all of which is non-deductible, related to the BGI Transaction, a $156 million cash payment, $43 million common stock issuance related to the first contingent payment and a $6 million increase related to the release of shares held in escrow in connection with the Quellos Transaction, offset by a $20 million decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At December 31, 2009, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $379 million. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

12. Intangible Assets

Intangible assets at December 31, 2009 and 2008 consisted of the following:

(Dollar amounts in millions)	Remaining Weighted-Average Estimated Useful Life	December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds / Collective funds	N/A	$8,286	$—	$8,286
Exchange traded funds - iShares®	N/A	5,960	—	5,960
Alternative investment funds	N/A	917	—	917
Trade names / trademarks	N/A	1,403	—	1,403

Total indefinite-lived intangible assets		16,566	—	16,566

Finite-lived intangible assets:
Acquired management contracts:
Institutional / Retail separate accounts	7.4	1,352	403	949
Alternative investment accounts and funds	5.1	190	62	128
Other (1)	8.6	6	1	5

Total finite-lived intangible assets	7.2	1,548	466	1,082

Total intangible assets		$18,114	$466	$17,648

(Dollar amounts in millions)	Remaining Weighted-Average Estimated Useful Life	December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds	N/A	$4,461	$—	$4,461
Alternative investment funds	N/A	917	—	917

Total indefinite-lived intangible assets		5,378	—	5,378

Finite-lived intangible assets:
Acquired management contracts:
Institutional / Retail separate accounts	7.6	1,187	280	907
Alternative investment accounts and funds	6.6	194	44	150
Other (1)	9.6	6	—	6

Total finite-lived intangible assets	7.7	1,387	324	1,063

Total intangible assets		$6,765	$324	$6,441

(1)	Other represents intellectual property in 2009 and 2008.

N/A – Not applicable

Amortization expense for finite-lived intangible assets was $147 million, $146 million and $130 million in 2009, 2008 and 2007, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

12. Intangible Assets (continued)

Finite-Lived Acquired Management Contracts

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired finite-lived management contracts valued at $1,135 million, primarily associated with $771 million of contracts with institutional separate accounts, $348 million of contracts with retail separate accounts, $11 million of private equity accounts and $5 million in trade name intangibles. The initial weighted-average estimated useful life of these finite-life management contracts was approximately 10.1 years.

On September 29, 2006, in conjunction with the NBAM transaction, the Company acquired $13 million of finite-lived management contracts, primarily associated of institutional fixed income accounts. The initial weighted-average useful life of these finite-life management contracts was approximately nine years.

On October 1, 2007, in conjunction with the Quellos Transaction, the Company acquired $161 million of finite-lived management contracts, primarily associated with private equity, fund of funds and other contracts. The initial weighted-average useful life of these finite-life management contracts was approximately 7.5 years.

In August 2008, in conjunction with the Impact Investing transaction, the Company acquired $7 million of finite-lived contracts associated primarily of $1 million of institutional equity accounts and $6 million for intellectual property. The initial weighted-average useful life of these finite-life management contracts was approximately 9.5 years.

In April 2009, the Company acquired $2 million of finite-lived management contracts with a five-year estimated useful life associated with the acquisition of the R3 Capital Partners funds.

In December 2009, in conjunction with the BGI Transaction, the Company acquired $163 million of finite-lived management contracts with a weighted-average estimated useful life of approximately 10 years.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(Dollar amounts in millions)

2010	$160
2011	157
2012	156
2013	155
2014	149

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

12. Intangible Assets (continued)

Indefinite-Lived Acquired Management Contracts

On September 29, 2006, in conjunction with the MLIM Transaction, the Company acquired indefinite-lived management contracts valued at $4,477 million consisting of $4,271 million for all retail mutual funds and $206 million for alternative investment products.

On October 1, 2007, in conjunction with the Quellos Transaction, the Company acquired $631 million in indefinite-lived management contracts associated with alternative investment products.

On October 1, 2007, the Company purchased the remaining 20% of an investment manager of a fund of hedge funds. In conjunction with this transaction, the Company recorded $8 million in additional indefinite-lived management contracts associated with alternative investment products.

On December 1, 2009, in conjunction with the BGI Transaction, the Company acquired $9,785 million in indefinite-lived management contracts valued consisting primarily for exchange traded funds and common and collective trusts.

Indefinite-Lived Acquired Trade Names / Trademarks

On December 1, 2009, in conjunction with the BGI Transaction, the Company acquired trade names/trademarks primarily related to iShares® valued at $1,402.5 million. The fair value was determined using a royalty rate based primarily on normalized marketing and promotion expenditures to develop and support the brands globally.

13. Borrowings

Short-Term Borrowings

2007 Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2009.

The 2007 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2009, the Company had $200 million outstanding under the 2007 facility with an interest rate of 0.44% and a maturity date during February 2010. During February 2010, the Company rolled over $100 million in borrowings with an interest rate of 0.43% and a maturity date in May 2010.

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 Facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

In December 2007, in order to support two enhanced cash funds that BlackRock manages, BlackRock elected to procure two letters of credit under the existing 2007 facility in an aggregate amount of $100 million. In December 2008, the letters of credit were terminated.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

13. Borrowings (continued)

Short-Term Borrowings (continued)

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances were used for the financing of a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. The CP Program is supported by the 2007 facility.

The Company began issuance of CP Notes under the CP Program on November 4, 2009. As of December 31, 2009, BlackRock had approximately $2 billion of outstanding CP Notes with a weighted average interest rate of 0.20% and a weighted average maturity of 23 days. Since December 31, 2009, the Company repaid approximately $1.4 billion of CP Notes with proceeds from the long-term notes issued in December 2009. As of March 5, 2010, BlackRock had $596 million of outstanding CP Notes with a weighted average interest rate of 0.18% and a weighted average maturity of 38 days.

Japan Commitment-line

In June 2008, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, entered into a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line was one year and interest accrued at the applicable Japanese short-term prime rate. In June 2009, BlackRock Japan Co., Ltd. renewed the Japan Commitment-line for a term of one year. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At December 31, 2009, the Company had no borrowings outstanding on the Japan Commitment-line.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced August 15, 2005.

Prior to February 15, 2009, the Debentures could have been convertible at the option of the holder at a December 31, 2008 conversion rate of 9.9639 shares of common stock per one dollar principal amount of Debentures under certain circumstances. The Debentures would have been convertible into cash and, in some situations as described below, additional shares of the Company’s common stock, if during the five business day period after any five consecutive trading day period the trading price per Debenture for each day of such period is less than 103% of the product of the last reported sales price of BlackRock’s common stock and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of BlackRock common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets or a change of control of the Company. On February 15, 2009, the Debentures became convertible into cash at any time prior to maturity at the option of the holder and, in some situations as described below, additional shares of the Company’s common stock at the current conversion rate.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

13. Borrowings (continued)

Convertible Debentures (continued)

At the time the Debentures are tendered for conversion, for each one dollar principal amount of Debentures converted, a holder shall be entitled to receive cash and shares of BlackRock common stock, if any, the aggregate value of which (the “conversion value”) will be determined by multiplying the applicable conversion rate by the average of the daily volume weighted average price of BlackRock common stock for each of the ten consecutive trading days beginning on the second trading day immediately following the day the Debentures are tendered for conversion (the “ten-day weighted average price”). The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Debentures to be converted and (b) the aggregate principal amount of the Debentures to be converted, and (2) if the aggregate conversion value of the Debentures to be converted is greater than the principal return, an amount in shares (the “net shares”), determined as set forth below, equal to such aggregate conversion value less the principal return (the “net share amount”). The number of net shares to be paid will be determined by dividing the net share amount by the ten-day weighted average price. In lieu of delivering fractional shares, the Company will deliver cash based on the ten-day weighted average price.

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, each payment of quarterly dividends greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, BlackRock’s common stock, a distribution of assets or indebtedness to holders of BlackRock common stock or a tender offer on the common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that any economic gains realized by the Company’s stockholders are shared with the holders of the Debentures. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions and has been subsequently revised to 10.0909 as a result of dividends paid by the Company that were in excess of $0.30 per share.

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

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any upon not more than 60 but not less 30 days notice. Holders of the Debentures have the right to require the Company to repurchase the Debentures for cash on February 15, 2010, 2015, 2020, 2025 and 2030. In addition, holders of the Debentures may require the Company to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, (i) upon a change of control of the Company or (ii) if BlackRock’s common stock is neither listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

13. Borrowings (continued)

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

During 2009, subsequent to the debentures becoming convertible on February 15, 2009 into cash and shares of the Company’s common stock at any time prior to maturity, the holders of $7 million of Debentures elected to convert their holdings into cash and shares. In addition, during January and February 2010, holders of $148 million of debentures elected to convert their holdings into cash and shares.

The Company recognized $10 million in each of the years ended December 31, 2009 and 2008 of interest expense, comprised in both periods of $6 million and $7 million related to the coupon and $4 million and $3 million related to amortization of the discount for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the estimated fair value of the convertible debentures was $486 million, which was estimated using a market price at December 31, 2009.

Long-Term Borrowings

2017 Notes

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). Interest is payable semi-annually on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million in debt issuance costs, which are included in other assets on the consolidated statements of financial condition and are being amortized over the term of the 2017 Notes.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

13. Borrowings (continued)

Long-Term Borrowings (continued)

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under our commercial paper program and for general corporate purposes. Interest on these notes is payable semi-annually on June 10 and December 10 of each year beginning June 10, 2010, or approximately $96 million per year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million are being amortized over the term of the notes. The Company incurred approximately $13 million in debt issuance costs, which are included in other assets on the consolidated statements of financial condition and are being amortized over the terms of the these notes.

Carrying Value and Fair Value of Long-Term Borrowings

The carrying value and fair value estimated using an applicable bond index at December 31, 2009 of long-term borrowings included the following:

(Dollar amounts in millions)
	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(3)	(9)

Carrying value	$499	$999	$696	$997	$3,191

Fair value	$497	$987	$751	$987	$3,222

The carrying value and fair value estimated using an applicable bond index at December 31, 2008 of long-term borrowings included the following:

(Dollar amounts in millions)
	6.25% Notes due 2017	Other	Total Long-term Borrowings
Maturity amount	$700	$2	$702
Unamortized discount	(5)	—	(5)

Carrying value	$695	$2	$697

Fair value	$655	$2	$657

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

14. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office space under agreements which expire through 2023. Future minimum commitments under these operating leases are as follows:

(Dollar amounts in millions)
Year	Amount
2010	$135
2011	121
2012	111
2013	108
2014	90
Thereafter	538

$1,103

Rent expense and certain office equipment expense under agreements amounted to $87 million, $92 million and $85 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The above lease commitments include facilities which currently are leased from Merrill Lynch, a related party to BlackRock. Future lease commitments on such leases are $1 million per year in 2010 through 2014 and $3 million thereafter.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

14. Commitments and Contingencies (continued)

Commitments

Investment Commitments

The Company has certain investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Dates shown below represent the expiration dates of the commitments. Amounts to be funded generally are callable at any point prior to the expiration of the commitment. The Company has the following unfunded investment commitments at December 31, 2009:

(Dollar amounts in millions)
Year of Expiration	Amount
2010	$70
2011	16
2012	11
2013	4
2014	37
Thereafter	173

Total	$311

This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds.

Contingencies

Contingent Payments Related to Business Acquisitions

On October 1, 2007, the Company acquired the fund of funds business of Quellos. See Note 3, Mergers and Acquisitions, for further discussion. As part of this transaction, Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment was paid in 2009 and the second contingent payment, of up to $595 million is payable in cash in 2011.

During 2009, the Company determined the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares based on a price of $157.33 per share. Quellos may also be entitled to a “catch-up” payment related to the first contingent payment if certain performance measures are met in 2011 as the value of the first contingent payment was less than $374 million.

In connection with the Impact Investing acquisition, the Company may be required to make several additional contingent payments upon completion of certain operating measures through 2010, totaling up to $12 million. Currently, the payments are anticipated to be recorded as employee compensation.

On January 31, 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc. (renamed BlackRock Realty Advisors, Inc., “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $265 million in cash and 550,000 shares of BlackRock restricted common stock. The stock purchase agreement provides for two contingent payments. For the first contingent payment, MetLife received 32.5% of performance fees earned, as of March 31, 2006, from a large institutional real estate client. In 2006, the Company incurred and paid a fee sharing expense of $34 million related to this arrangement. For the second contingent payment, on the fifth anniversary of the closing of the SSR Transaction, MetLife will receive an additional payment of approximately $9 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

14. Commitments and Contingencies (continued)

Capital Support Agreements

In December 2007, BlackRock entered into capital support agreements, up to $100 million, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 million and were no longer backed by the letters of credit. In January and May 2009, the capital support agreements were terminated due to the closure of the related funds. During the six months ended June 30, 2009, the Company provided approximately $4 million of capital contributions to the funds under the capital support agreements. At December 31, 2008, the derivative liability for the fair value of the capital support agreements for the two funds totaled approximately $18 million. The fair value of these liabilities increased and decreased as BlackRock’s obligation under the guarantee fluctuated based on the fair value of the derivative. Upon closure of the funds, the liability decreased $11 million, while the change in the liability was included in general and administration expenses.

Other Contingent Payments

The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and Citibank. See Note 9, Derivatives and Hedging, for further discussion of this transaction and the related commitment.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

14. Commitments and Contingencies (continued)

Indemnifications (continued)

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

Under the transaction agreement in the BGI Transaction, the Company has agreed to indemnify Barclays for losses it may incur arising from (1) breach by the Company of certain representations, (2) breach by the Company of any covenant in the agreement, (3) liabilities of the entities acquired in the transaction other than liabilities assumed by Barclays or for which it is providing indemnification, and (4) certain taxes.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

(Dollar amounts in millions)	Year ended December 31,
	2009	2008	2007
Stock-based compensation:
Restricted stock and RSUs	$246	$209	$122
Stock options	12	10	13
Long-term incentive plans funded by PNC	59	59	53

Total stock-based compensation	$317	$278	$188

Stock Award and Incentive Plan

Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and non-employee directors. A maximum of 17,000,000 shares of common stock are authorized for issuance under the Award Plan. Of this amount, 2,737,416 shares remain available for future awards at December 31, 2009. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury, to the extent available.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Stock Options

Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2003. Options granted have a ten-year life, vest ratably over periods ranging from two to five years and become exercisable upon vesting. Prior to the January 2007 grant described below, the Company had not granted any stock options since 2003. Stock option activity for the years ended December 31, 2009, 2008 and 2007 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2006	4,457,669	$36.90
Granted	1,545,735	$167.76
Exercised	(1,899,239)	$36.96
Forfeited	(3,000)	$37.36

December 31, 2007	4,101,165	$86.19
Exercised	(662,013)	$36.36
Forfeited	(298,635)	$167.76

December 31, 2008	3,140,517	$88.82
Exercised	(490,617)	$34.92
Forfeited	(8,064)	$167.76

December 31, 2009 (1)	2,641,836	$98.59

(1)	At December 31, 2009, approximately 2.6 million options were vested or are expected to vest.

On January 31, 2007, the Company awarded options to purchase 1,545,735 shares of BlackRock common stock to certain executives as long-term incentive compensation. The options will vest on September 29, 2011, as the Company had actual GAAP earnings per share in excess of $5.20 in 2009. The options have a strike price of $167.76, which was the closing price of the shares on the grant date. Fair value, as calculated in accordance with a modified Black-Scholes model, was approximately $45.88 per option. The fair value of the options is being amortized over the vesting period as exceeding the performance hurdles was deemed probable of occurring.

Assumptions used in calculating the grant-date fair value for the stock options issued in January 2007 were as follows:

Exercise price	$167.76
Expected term (years)	7.335
Expected volatility	24.5%
Dividend yield	1.0%-4.44%
Risk-Free interest rate	4.8%

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Stock Options (continued)

The Company’s expected option term was derived using the mathematical average between the earliest vesting date and the option expiration date in accordance with ASC 718. The Company’s expected stock volatility assumption was based upon historical stock price fluctuations of BlackRock’s common stock. The dividend yield assumption was derived using estimated dividends over the expected term and the stock price at the date of grant. The risk free interest rate is based on the U.S. Treasury yield at date of grant.

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $63 million, $113 million and $268 million, respectively.

Stock options outstanding and exercisable at December 31, 2009 are as follows:

	Options Outstanding			Options Exercisable
(Dollar amounts in millions)
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value of Exercisable Shares
(per share)

$37.36	1,309,300	2.79	$37.36	1,309,300	$37.36	2.79	$255
$43.31	96,500	0.96	$43.31	96,500	$43.31	0.96	18
$167.76	1,236,036	7.09	$167.76	—	—	—	—

	2,641,836	4.74	$98.59	1,405,800	$37.77	2.66	$273

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Stock Options (continued)

Fiscal year 2008 included a cumulative adjustment to the estimated forfeiture rate for unvested stock options as a result of additional data on actual forfeiture activity.

As of December 31, 2009, the Company had $21 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

Restricted Stock and RSUs

Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Restricted stock was issued for stock awards prior to 2006. RSUs were issued for the majority of grants in 2006, 2007, 2008 and 2009. These restricted shares and RSUs vest over periods ranging from one to five years and are expensed on the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Prior to 2009, the Company awarded restricted stock and RSUs with nonforfeitable dividend equivalent rights. Restricted stock and RSUs awarded in 2009 are not considered participating securities as dividend equivalents are subject to forfeiture prior to vesting of the award.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

Restricted stock and RSU activity for the years ended December 31, 2009, 2008 and 2007 is summarized below:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2006	1,515,890	$130.49
Granted	2,551,913	$167.64
Converted	(274,164)	$104.15
Forfeited	(84,631)	$159.95

December 31, 2007	3,709,008	$158.01
Granted	1,618,161	$201.80
Converted	(468,046)	$146.69
Forfeited	(255,170)	$163.64

December 31, 2008	4,603,953	$174.24
Granted	1,869,849	$118.43
Converted	(894,909)	$178.53
Forfeited	(218,430)	$157.21

December 31, 2009 (1)	5,360,463	$154.75

(1)	At December 31, 2009, approximately 4.9 million awards are expected to vest.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

In January 2008 and 2009, the Company granted 1,212,759 and 1,789,685 RSUs, respectively, to employees as part of annual incentive compensation under the Award Plan that vest ratably over three years from the date of grant.

At December 31, 2009, there was $291 million of total unrecognized compensation cost related to unvested restricted stock and RSUs. As of December 31, 2009, the unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 1.6 years.

In January 2010, the Company granted the following awards under the Award Plan:

•	846,884 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant.

•

256,311 RSUs to employees that cliff vest on January 31, 2012. Awards to certain individuals require that BlackRock has actual GAAP earnings per share of at least $6.13 in 2010 or $6.50 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The RSUs may not be sold before the one-year anniversary of the vesting date.

•

1,497,222 RSUs to employees that vest 50% on both January 31, 2013 and 2014. Awards to certain individuals require that BlackRock has actual GAAP earnings per share of at least $6.13 in 2010 or $6.50 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards.

•

124,575 shares of restricted common stock to employees that vest in tranches on January 31, 2010, 2011 and 2012. The restricted common stock may not be sold before the one-year anniversary of each vesting date.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240 million in deferred compensation awards, of which the Company previously granted approximately $233 million. Approximately $208 million of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. Approximately $6 million of previously issued 2002 LTIP Awards will result in the settlement of BlackRock shares held by PNC through 2010 at a conversion price approximating the market price on the settlement date. The fair value of the remaining 2002 LTIP Awards are accrued prior to settlement over the remaining service period in accrued compensation and benefits on the consolidated statements of financial condition.

The settlement of the 2002 LTIP Awards in January 2007 resulted in the surrender by PNC of approximately 1 million shares of BlackRock stock. Under the terms of the 2002 LTIP Awards, employees elected to put approximately 95% of the stock portion of the awards back to the Company at a total fair market value of approximately $166 million. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

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

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan, of approximately 1.6 million RSUs, that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards will vest on September 29, 2011, the end of the service condition, as BlackRock had actual GAAP earnings per share in excess of $5.20 in 2009. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense on the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met, is approximately $271 million, all of which has been granted as of December 31, 2009.

Subsequent to September 29, 2011, the remaining committed PNC shares, of approximately 1.3 million, would be available to fund future long-term incentive awards.

Employee Stock Purchase Plan

Effective January 2007, the terms of the amended ESPP allow eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with ASC 718-10, Compensation – Stock Compensation, the Company does not record compensation expense related to employees purchasing shares under the amended ESPP.

16. Employee Benefit Plans

Deferred Compensation Plans

Voluntary Deferred Compensation Plan

Effective January 2002, the Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) which allows participants to elect to defer between 1% and 100% of that portion of the employee’s annual incentive compensation not mandatorily deferred under the Involuntary Deferred Compensation Plan (“IDCP”). The participants must specify a deferral period of one, three, five or ten years. The Company funds the obligation through the establishment of a rabbi trust on behalf of the participants in the plan.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

16. Employee Benefit Plans (continued)

Deferred Compensation Plans (continued)

Involuntary Deferred Compensation Plan

Effective January 2002, the Company adopted an IDCP for the purpose of providing deferred compensation and retention incentives to key officers and employees. The IDCP provided for a mandatory deferral of up to 15% of annual incentive compensation. For annual incentive awards for fiscal years prior to 2005, the mandatory deferral was matched by BlackRock in an amount equal to 20% of the deferral for employees with total compensation above certain levels. The matching contribution related to the mandatory deferral vests on the third anniversary of the deferral date. The Company funds the obligation through a rabbi trust established on behalf of the participants in the plan. No mandatory deferrals under the IDCP have been made since the annual incentive awards for fiscal year 2004.

During 2008, the IDCP was liquidated and all assets were distributed to the existing participants.

Rabbi Trust

The rabbi trust established for the IDCP and VDCP, with assets totaling $57 million and $49 million as of December 31, 2009 and 2008, respectively, is reflected in investments on the Company’s consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $57 million and $41 million as of December 31, 2009 and 2008, respectively, is reflected in the Company’s consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income or loss and changes in the corresponding liability are reflected as employee compensation and benefits expense in the consolidated statements of income.

Other Deferred Compensation Plans

The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. The final value of the deferred amount to be distributed upon vesting is associated with the returns of certain investment funds. The liability balances for these plans were $38 million and $9 million as of December 31, 2009 and 2008, respectively, and are reflected in the Company’s statements of financial condition as accrued compensation and benefits.

SSR and Realty had deferred compensation plans which allowed participants to elect to defer a portion of their annual incentive compensation or commissions for either a fixed term or until retirement and invest the funds in specified investments. SSR has funded a portion of the obligation through the purchase of company-owned life insurance (“COLI”) policies to the benefit of SSR. The COLI assets are carried at fair value on the consolidated statement of financial condition, and at December 31, 2009 and 2008, the value of the COLI assets was $11 million and $9 million, respectively, which were recorded in other assets. Changes in the cash surrender value of the COLI policies are recorded to non-operating income in the consolidated statements of income. In addition, the Company has recorded a related obligation to repay the deferred incentive compensation, plus applicable earnings, to employees, which totaled $11 million and $9 million which were recorded in accrued compensation and benefits on the consolidated statement of financial condition as of December 31, 2009 and 2008, respectively. Changes in the Company’s obligation under the these plans, as a result of appreciation of the underlying investments in an employee’s account, are recorded as compensation and benefits expense in the consolidated statements of income. Both plans no longer allow participants to defer a portion of their annual incentive compensation or commissions.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

16. Employee Benefit Plans (continued)

Defined Contribution Plans

BlackRock Retirement Savings Plan

Certain of the Company’s employees participate in the BlackRock Retirement Savings Plan (“BRSP”). Under the BRSP, employee contributions of up to 6% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50%. As part of the BRSP, the Company also will make an annual retirement contribution on behalf of each eligible participant equal to no less than 3% of eligible compensation, plus an additional amount, determined in the discretion of the Company, not to exceed 2% of eligible compensation for a total contribution of no more than 5% of eligible compensation. The BRSP expense for the Company was $24 million, $33 million, and $31 million for the years ended December 31, 2009, 2008 and 2007, respectively. Contributions to the BRSP are made in cash and no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

BGI 401(k) Savings Plan

The Company assumed a 401(k) Plan covering employees of BGI (the “BGI Plan”) as a result of the BGI Transaction. As part of the Barclays Global Investors Plan, employee contributions are matched at 200% of participants’ pre-tax contributions up to 2% of an employee’s base salary, and matched 100% of the next 2% of base salary, as defined by the plan and subject to Internal Revenue Code limitations. The maximum matching contribution a participant can receive is an amount equal to 6% of the base salary. The BGI Plan expense was immaterial to the Company’s financial statements for the year ended December 31, 2009.

BGI Retirement Plan

The Company assumed a defined contribution money purchase pension plan (“BGI Retirement Plan”) as a result of the BGI Transaction. All salaried employees of BGI and its participating affiliates who are U.S. residents and on the U.S. payroll are eligible to participate. For participants earning less than $100,000 in base salary, the Company contributes 6% of a participant’s total compensation (base salary and performance bonus) up to $100,000. For participants earning $100,000 or more in base salary, the Company contributes 6% of a participant’s base salary up to $245,000. These contributions are 25% vested once the participant has completed two years of service and then vest at a rate of 25% for each additional year of service completed. Employees with five or more years of service under the BGI Retirement Plan are 100% vested in their entire balance. The BGI Retirement Plan expense was immaterial to the Company’s financial statements for the year ended December 31, 2009.

BlackRock Group Personal Pension Plan

BlackRock Investment Management (UK) Limited (“BIM”), a wholly-owned subsidiary of the Company, contributes to the BlackRock Group Personal Pension Plan, a defined contribution plan for all employees of BIM. BIM contributes between 6% and 15% of each employee’s eligible compensation.

Research and Realty Plans

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

Effective November 1, 2007, the Company merged the assets of the Research Plan and select participant accounts of the Realty Plan into the BRSP.

16. Employee Benefit Plans (continued)

Defined Benefit Plans

Prior to the BGI Transaction, the Company had several defined benefit pension plans in Japan, Germany, Luxembourg and Jersey. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants. In 2008 the defined benefit pension values in Luxembourg were transferred into a new defined contribution plan for such employees, removing future liabilities. Otherwise, participant benefits under the plans will not change with salary increases or additional years of service. The unfunded liabilities are immaterial to the Company’s 2009 and 2008 consolidated statements of financial condition.

Through the BGI Transaction, the Company assumed defined benefit pension plans in Japan and Germany, the “Japan Plan” and the “Germany Plan”, which are closed to new participants. At December 31, 2009, the plan assets for these plans were approximately $10 million and the unfunded obligations were less than $3 million which were recorded in accrued compensation and benefits in the consolidated statements of financial condition. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material

Defined benefit plan assets for the Japan Plan of approximately $7 million are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on consideration of plan liabilities and the funded status of the plan. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for the plan assets are 39-44% for equity securities, 52-54% for fixed income securities and 4-7% for cash. Equity securities include U.S. and international equity securities and fixed income securities include long-duration bond funds.

Defined benefit plan assets for the Germany Plan of approximately $3 million are invested in a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of defined benefit plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of equity investments.

Post-retirement Benefit Plans

Prior to the BGI Transaction, the Company had requirements to deliver post-retirement medical benefits to a closed population based in the United Kingdom. For the years ended December 31, 2009, 2008 and 2007, expenses for these benefits were immaterial to the Company’s consolidated financial statements.

Through the BGI Transaction, the Company assumed a requirement to deliver post-retirement medical benefits to a closed population of former BGI employees in the United States and the United Kingdom.

The post-retirement medical plan costs are developed from actuarial valuations which include key assumptions, including the discount rate and health care cost trends. Material changes in retiree medical plan benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and increases in the cost of healthcare.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

16. Employee Benefit Plans (continued)

Post-retirement Benefit Plans (continued)

Accrued post-retirement costs are included in accrued compensation and benefits in the consolidated statements of financial condition. At December 31, 2009, the accumulated benefit obligation was approximately $14 million and is unfunded. For the one month ended December 31, 2009, expenses for these benefits were immaterial to the Company’s consolidated financial statements. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material. The estimated impact of a one percentage-point change in the discount rate would be a change of less than $1 million on 2009 pension expense and would change the projected benefit obligation by less than $3 million.

17. Related Party Transactions

Determination of Related Parties

As a result of the BGI Transaction, Barclays acquired approximately 19.8% of the total capital stock of BlackRock. See Note 3, Mergers and Acquisitions, for further discussion. The Company has considered Barclays, along with its affiliates, to be related parties in accordance with ASC 850-10, Related Party Disclosures (“ASC 850-10”), since the closing of the BGI Transaction based on its level of ownership. At December 31, 2009, Barclays owned approximately 4.8% of the Company’s common stock and held approximately 19.8% of the total capital stock.

As a result of the MLIM Transaction in 2006 the Company considered Merrill Lynch, along with its affiliates, to be related parties, since the closing of the MLIM Transaction based on its level of ownership. At December 31, 2009, Merrill Lynch owned approximately 3.7% of the Company’s voting common stock and held approximately 34.2% of the total capital stock.

For the years ended December 31, 2009, 2008 and 2007, the Company considered PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2009, PNC owned approximately 35.2% of the Company’s voting common stock and held approximately 24.5% of the total capital stock.

For the years ended December 31, 2009, 2008 and 2007, the Company considers its registered investment companies, which include mutual funds and exchanged traded funds, to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties in accordance with ASC 850-10 due to the Company’s influence over the financial and operating policies of the investee.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

17. Related Party Transactions (continued)

Investment Advisory and Administration Fees from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2009	2008	2007
Investment advisory, administration fees and securities lending revenue:
Merrill Lynch and affiliates	$48	$76	$89
PNC and affiliates	3	8	9
Anthracite Capital, Inc.	1	14	—
Registered investment companies/Equity method investees	2,563	2,864	2,542
Other	1	—	—

Total investment advisory and administration fees	2,616	2,962	2,640

Investment advisory performance fees (equity method investees)	35	—	—

BlackRock Solutions and advisory:
Merrill Lynch and affiliates	2	—	—
PNC and affiliates	8	11	5
Equity method investees	21	19	—
Other	—	1	1

Total BlackRock Solutions and advisory	31	31	6

Other revenue:
Merrill Lynch and affiliates	13	10	16
PNC and affiliates	3	—	—
Barclays and affiliates	2	—	—
Equity method investees	15	1	—
Other	1	2	1

Total other revenue	34	13	17

Total revenue from related parties	$2,716	$3,006	$2,663

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to Merrill Lynch, PNC and its affiliates for a fee based on AUM. Further, the Company provides risk management services to PNC and Merrill Lynch. The Company contracts with Merrill Lynch for various mutual fund distribution and shareholder servicing to be performed on behalf of certain non-U.S. funds managed by the Company. The company records its investment advisory and administration fees net of retrocessions, therefore retrocessions are not included in the table above. Such retrocession arrangements for the years ended December 31, 2009, 2008 and 2007 were $85 million, $118 million and $118 million, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

17. Related Party Transactions (continued)

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2009	2008	2007
Expenses with related parties:
Distribution and servicing costs
Merrill Lynch and affiliates	$349	$464	$444
PNC and affiliates	19	30	23
Other	—	1	3

	368	495	470
General and administration expenses
Merrill Lynch and affiliates	7	13	48
Barclays and affiliates	3	—	—
Anthracite Capital, Inc.	31	—	—
Other registered investment companies	31	21	9
Support of two private sponsored enhanced cash funds / Other	1	10	36

	73	44	93
Termination of closed-end fund administration and servicing arrangements with Merrill Lynch	—	—	128

Total expenses with related parties	$441	$539	$691

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

17. Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch and PNC

Global Distribution Agreement

On September 29, 2006, BlackRock entered into a global distribution agreement with Merrill Lynch. The global distribution agreement provides a framework under which Merrill Lynch provides distribution and servicing of client investments in certain BlackRock investment advisory products. Pursuant to the global distribution agreement, Merrill Lynch has agreed to cause each of its distributors to continue distributing BlackRock covered products and covered products of the former MLIM Business that it distributed as of February 15, 2006 on the same economic terms as were in effect on February 15, 2006 or as the parties otherwise agree. For new covered products introduced by BlackRock to Merrill Lynch for distribution that do not fall within an existing category, type or platform of covered products distributed by Merrill Lynch, the Merrill Lynch distributors must be offered the most favorable economic terms offered by BlackRock to other distributors of the same product. If a covered product that does not fall within an existing category, type or platform of covered products distributed by Merrill Lynch becomes part of a group or program of similar products distributed by the Merrill Lynch distributors, some of which are sponsored by managers other than BlackRock, the economic terms offered by Merrill Lynch distributors to BlackRock for the distribution of such covered products must be at least as favorable as the most favorable economic terms to which any such product is entitled.

July 2008 Changes to Stockholder and Global Distribution Agreements

In July 2008, the Company entered into an amended and restated stockholder agreement and an amended and restated global distribution agreement with Merrill Lynch.

These changes to the stockholder agreement with Merrill Lynch, among other items, (i) provide Merrill Lynch with additional flexibility to form or acquire asset managers substantially all of the business of which is devoted to non-traditional investment management strategies such as short selling, leverage, arbitrage, specialty finance and quantitatively-driven structured trades; (ii) expand the definition of change in control of Merrill Lynch to include the disposition of two-thirds or more of its Global Wealth & Investment Management business; (iii) extend the general termination date to the later of July 16, 2013 or the date Merrill Lynch’s beneficial ownership of BlackRock voting securities falls below 20%; and (iv) clarify certain other provisions in the agreement.

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

The total amount expensed by BlackRock during 2009, 2008 and 2007 related to Merrill Lynch distribution and servicing of products covered by the global distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $337 million, $456 million and $437 million, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

17. Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch and PNC (continued)

July 2008 Changes to Stockholder and Global Distribution Agreements (continued)

In connection with the closings under the exchange agreements, on February 27, 2009 BlackRock entered into a second amended and restated stockholder agreement with Merrill Lynch and an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC. See Note 19, Capital Stock, for further discussion.

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

The amendment to the share surrender agreement with PNC provided for the substitution of series C preferred stock for the shares of common stock subject to the share surrender agreement.

June 2009 Changes to Stockholder Agreements

In connection with the BGI Transaction, certain additional amendments were made to the amended and restated stockholder agreements with Merrill Lynch and PNC.

The amended and restated stockholder agreement with Merrill Lynch was changed to, among other things, (i) amend or supplement certain definitions and provisions therein to incorporate series D participating preferred stock, (ii) amend the provision relating to the composition of BlackRock’s Board of Directors and (iii) add certain provisions relating to the U.S. Bank Holding Company Act.

The amended and restated stockholder agreement with PNC was changed to, among other things, (i) revise the definitions of “Ownership Cap” and “Ownership Threshold,” (ii) amend or supplement certain other definitions and provisions therein to incorporate series D participating preferred stock, (iii) provide that none of the transfer restriction provisions set forth in the amended and restated stockholder agreement with PNC shall apply to the shares purchased by PNC as part of the financing for the BGI Transaction, (iv) amend the provision relating to the composition of BlackRock’s Board of Directors and (v) provide that the amended and restated stockholder agreement with PNC shall terminate upon the later of (A) the five year anniversary of the amended and restated stockholder agreement with PNC and (B) the first date on which PNC and its affiliates beneficially own less than 5% of the outstanding BlackRock capital stock, subject to certain other conditions specified therein.

Other Agreements

On September 29, 2006, BlackRock entered into a transition services agreement with Merrill Lynch and its controlled affiliates to allow BlackRock to transition from relying on Merrill Lynch for various functions for the former MLIM Business and to allow Merrill Lynch to transition from relying on the former MLIM Business for various functions. The pricing for such services is required to be consistent with historical practices. The total amount expensed by BlackRock for the years ended December 31, 2009, 2008 and 2007 relating to the transition services agreement with Merrill Lynch was approximately $3 million, $1 million and $5 million, respectively.

In connection with the MLIM Transaction, Merrill Lynch has agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements will amount to 50% of the total amount of awards to former MLIM employees between $100 million and $200 million. The Company is entitled to invoice Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. Through January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of $200 million. In August 2009, Merrill Lynch reimbursed $25 million to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Upon receipt, the reimbursement was recorded as a capital contribution.

Effective September 29, 2006, the Company leases certain office buildings from Merrill Lynch. The lease agreements expire by 2018. Rent expense of $2 million, $5 million and $18 million for the years ended December 31, 2009, 2008 and 2007, respectively, was recorded related to office buildings leased from Merrill Lynch.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

17. Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch and PNC (continued)

Other Agreements (continued)

Merrill Lynch and certain of its affiliates have been engaged by the Company to provide recordkeeping, administration and trustee services to the BRSP. The compensation to Merrill Lynch and its affiliates for these services paid by the Company was not material.

Termination of Closed-end Fund and Servicing Arrangements

On September 28, 2007, the Company insourced certain closed-end fund administration and servicing arrangements in place with Merrill Lynch. In connection with this insourcing, the Company terminated 40 agreements with Merrill Lynch with original terms ranging from 30 to 40 years and made a one-time payment to Merrill Lynch of $128 million on October 31, 2007. The payment is reported as “termination of closed-end fund administration and servicing arrangements” on the consolidated statement of income. As a result of these terminations, Merrill Lynch was discharged of any further duty to provide the services and BlackRock was discharged from any further payment obligation.

Certain Agreements and Arrangements with Barclays

Barclays Amended and Restated Stock Purchase Agreement

On November 30, 2009, BlackRock, Barclays Bank PLC and Barclays PLC (for limited purposes) entered into an Amended and Restated Stock Purchase Agreement (the “Amended and Restated Stock Purchase Agreement”). The Amended and Restated Stock Purchase Agreement amended and restated the terms of the Stock Purchase Agreement, dated as of June 16, 2009, by and among BlackRock, Barclays and Barclays PLC (for limited purposes), which provided for the acquisition by BlackRock of BGI from Barclays. The revised terms relate, among other things, to the amount of cash and capital required to be held by the various BGI entities at the closing of the acquisition and to the post-closing purchase price adjustment mechanism. On December 1, 2009, BlackRock completed its acquisition of BGI pursuant to the Amended and Restated Stock Purchase Agreement.

Barclays Stockholder Agreement

In connection with the completion of its acquisition of BGI, BlackRock entered into a Stockholder Agreement, dated as of December 1, 2009 (the “Barclays Stockholder Agreement”), with Barclays and Barclays BR Holdings S.à.r.l. (“BR Holdings”, and together with Barclays, the “Barclays Parties”). Pursuant to the terms of the Barclays Stockholder Agreement, the Barclays Parties agreed, among other things, to certain transfer and voting restrictions with respect to shares of BlackRock common stock and preferred stock owned by them and their affiliates, to limits on the ability of the Barclays Parties and their affiliates to acquire additional shares of BlackRock common stock and preferred stock and to certain other restrictions. In addition, the Barclays Stockholder Agreement contains certain provisions relating to the composition of BlackRock’s board of directors, including a requirement that BlackRock’s board must consist of not more than 19 directors, with two directors designated by the Barclays Parties.

Other Agreements

Barclays and certain of its affiliates have been engaged by the Company to provide the use of certain indices for certain BlackRock investments funds and to provide indemnification to clients related to potential losses in connection with lending of client securities. For the year ended December 31, 2009 such amounts were not material.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

17. Related Party Transactions (continued)

Receivables and Payables with Related Parties

Due from related parties was $189 million and $309 million at December 31, 2009 and 2008, respectively, and primarily represented a tax indemnification asset due from Barclays at December 31, 2009, receivables for investment advisory and administration services provided by BlackRock, and other receivables from certain investment products managed by BlackRock. Due from related parties at December 31, 2009 included $72 million of a tax indemnification asset due from Barclays, $57 million due from certain funds, $48 million in receivables from Bank of America/Merrill Lynch, PNC and Barclays and $12.5 million in loan receivables from Anthracite Capital, Inc. (“Anthracite”) (see below). Due from related parties at December 31, 2008 included $200 million and $40 million in loan receivables and unsettled redemptions, respectively, from a warehouse entity established to launch certain private equity funds of funds and Anthracite (see below), and $20 million in receivables from Merrill Lynch and PNC.

Accounts receivable at December 31, 2009 and 2008 includes $492 million and $253 million, respectively, related to receivables from BlackRock mutual funds and iShares for investment advisory and administration services.

Due to related parties was $439 million and $103 million at December 31, 2009 and 2008, respectively, and primarily represented payables and accrued liabilities under the Merrill Lynch global distribution agreement and assumed liabilities from the BGI Transaction. Due to related parties at December 31, 2009 included $330 million and $95 million payable to Barclays and Merrill Lynch, respectively. The payable at December 31, 2009 to Barclays included non-interest bearing notes that were assumed by BlackRock at the close of the BGI Transaction related to certain acquired tax receivables and other contractual items. Due to related parties as of December 31, 2008 included $78 million payable to Merrill Lynch and $5 million payable to PNC for fund distribution and servicing costs.

Loan Commitments with Anthracite

At December 31, 2009, the Company was committed to provide financing of up to $60 million, until March 2010, to Anthracite, a specialty commercial real estate finance company that is managed by a subsidiary of BlackRock. The financing is collateralized by Anthracite pledging its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At December 31, 2009, $33.5 million of financing was outstanding and remains outstanding as of March 10, 2010 which is past its final maturity date of March 5, 2010. At December 31, 2009, the value of the collateral was estimated to be $12.5 million, which resulted in a $21 million reduction in due from related parties on the Company’s consolidated statement of financial condition and an equal amount recorded in general and administration expense in the year ended December 31, 2009. The Company has no obligation to loan additional amounts to Anthracite under this facility.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

18. Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is met in part by retaining cash and cash equivalent investments in those jurisdictions. As a result such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfer of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At December 31, 2009, the Company was required to maintain approximately $857 million in net capital at these subsidiaries, including BlackRock Institutional Trust Company, National Association (“BTC”), and is in compliance with all applicable regulatory minimum net capital requirements.

Broker-dealers

BlackRock Investments, LLC, and BlackRock Capital Markets, LLC, BlackRock Execution Services and BlackRock Fund Distribution Company are registered broker-dealers and wholly-owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Banking Regulatory Requirements

BTC, a wholly-owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust activities. BTC is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that invoke quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

To be categorized as “adequately capitalized”, BTC must maintain minimum Total risk-based, Tier 1 risk-based (capital to risk weighted assets), and Tier 1 leverage ratios (capital to average assets) as set forth in the table below. BTC has sufficient capital to be considered “adequately capitalized.”

The following schedule provides BTC’s regulatory capital amounts and ratios at December 31, 2009 as well as the required capital amounts to be considered well capitalized under prompt correct action provisions of Section 38 of the Federal Deposit Insurance Act:

(Dollar amounts in millions)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to Risk Weighted Assets)	$629	86.0%	$59	8.0%	$73	10.0%
Tier 1 capital (to Risk Weighted Assets)	$629	86.0%	$29	4.0%	$44	6.0%
Tier 1 capital (to Average Assets)	$629	48.9%	$51	4.0%	$64	5.0%

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

19. Capital Stock

Capital Stock Authorized

BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2009. At December 31, 2009 and 2008, BlackRock had 20,000,000 series A non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2009, BlackRock had 150,000,000 series B non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2009, BlackRock had 6,000,000 series C non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2009, BlackRock had 20,000,000 series D non-voting participating preferred shares, $0.01 par value, authorized.

Common Shares Held in Escrow

On October 1, 2007, the Company acquired the fund of funds business of Quellos. See Note 3, Mergers and Acquisitions, for further discussion. The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. The common shares held in escrow had no dilutive effect for 2007. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in 2008. In November 2009, 42,326 additional common shares were released and will have a dilutive effect in 2009. The remaining 868,940 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

February 2009 Capital Exchanges

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

19. Capital Stock (continued)

The series C non-voting participating preferred stock:

•	is non-voting except as otherwise provided by applicable law;

•	participates in dividends on a basis generally equal to the common stock;

•

benefits from a liquidation preference of $40.00 per share; and is only convertible to BlackRock common stock upon the termination of the obligations of PNC under its share surrender agreement with BlackRock.

Capital Stock Activities Related to BGI Transaction

In June 2009, the Company issued to an institutional investor 2,133,713 shares of BlackRock’s common stock at $140.60 per share. The $300 million proceeds from this issuance was used to fund a portion of the purchase of BGI. See Note 3, Mergers and Acquisitions, for further discussion.

On December 1, 2009, pursuant to separate stock purchase agreements entered into on June 11, 2009 and June 12, 2009, as amended, BlackRock sold an aggregate of 8,637,519 shares of common stock, 5,587,232 shares of series B non-voting participating preferred stock and 3,556,188 shares of series D non-voting participating preferred stock (collectively, the “Financing Shares”) to certain institutional investors, including the sale of the 3,556,188 shares of series D non-voting participating preferred stock to PNC, each at a price of $140.60 per share. The Company received approximately $2.5 billion in total consideration from the sale of the Financing Shares, which was also used to fund the cash portion of the purchase of BGI.

In addition on December 1, 2009, the Company issued 7,647,524 of series D non-voting participating preferred stock to Barclays as part of the consideration for the purchase of BGI.

Below is a summary description of the series D preferred stock issued in the sales to PNC and Barclays.

The series D non-voting participating preferred stock:

•	is non-voting except as otherwise provided by applicable law;

•	participates in dividends on a basis generally equal to the common stock;

•	benefits from a liquidation preference of $0.01 per share; and

•

was converted to series B preferred stock 20 days after an information statement in connection with the Amended and Restated Purchase Agreement was mailed by the Company to holders of it common stock. See Note 25, Subsequent Events, for further discussion.

Cash Dividends

During the years ended December 31, 2009, 2008 and 2007, the Company paid cash dividends of $3.12 per common/preferred share (or $422 million), $3.12 per common/preferred share (or $419 million) and $2.68 per common/preferred share (or $353 million), respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

19. Capital Stock (continued)

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued							Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Preferred Shares Series D	Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Preferred Shares Series D
January 1, 2007	117,381,582	—	(972,685)	12,604,918	—	—	—	116,408,897	12,604,918	—	—	—
Net issuance of common shares related to employee stock transactions	—	—	617,175	—	—	—	—	617,175	—	—	—	—
Issuance of common stock to escrow agent in connection with Quellos Transaction	1,191,785	(1,191,785)	—	—	—	—	—	—	—	—	—	—
PNC LTIP capital contribution	—	—	(966,512)	—	—	—	—	(966,512)	—	—	—	—

December 31, 2007	118,573,367	(1,191,785)	(1,322,022)	12,604,918	—	—	—	116,059,560	12,604,918	—	—	—

Net issuance of common shares related to employee stock transactions and convertible debt conversions	—	—	976,103	—	—	—	—	976,103	—	—	—	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	280,519	—	—	—	—	—	280,519	—	—	—	—
PNC LTIP capital contribution	—	—	(25,072)	—	—	—	—	(25,072)	—	—	—	—

December 31, 2008	118,573,367	(911,266)	(370,991)	12,604,918	—	—	—	117,291,110	12,604,918	—	—	—

Issuance of shares to institutional investors	10,771,232	—	—	—	5,587,232	—	3,556,188	10,771,232	—	5,587,232	—	3,556,188
Issuance of shares to Barclays	3,031,516	—	—	—	26,888,001	—	7,647,254	3,031,516	—	26,888,001	—	7,647,254
Issuance of common shares for contingent consideration	330,341	—	—	—	—	—	—	330,341	—	—	—	—
Release of common stock to escrow agent in connection with Quellos Transaction	—	42,326	—	—	—	—	—	42,326	—	—	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	696,788	—	410,789	—	—	—	—	1,107,577	—	—	—	—
Exchange of preferred shares series A for series B	—	—	—	(12,604,918)	12,604,918	—	—	—	(12,604,918)	12,604,918	—	—
Exchange of common shares for preferred shares series B	(67,737,000)	—	—	—	67,737,000	—	—	(67,737,000)	—	67,737,000	—	—
Exchange of common shares for preferred shares series C	(2,889,467)	—	—	—	—	2,889,467	—	(2,889,467)	—	—	2,889,467	—
PNC LTIP capital contribution	—	—	(51,399)	—	—	—	—	(51,399)	—	—	—	—

December 31, 2009	62,776,777	(868,940)	(11,601)	—	112,817,151	2,889,467	11,203,442	61,896,236	—	112,817,151	2,889,467	11,203,442

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

20. Restructuring Charges

During the fourth quarter of 2008, the Company reduced its workforce globally by approximately 9%. This action was the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of approximately $38 million ($26 million after-tax) for the year ended December 31, 2008. This charge was comprised of $34 million of severance and associated outplacement costs, $3 million of expenses related to the accelerated amortization of previously granted equity-based compensation awards, and $1 million of expenses related to legal services for the year ended December 31, 2008.

During the three months ended March 31, 2009, the Company continued to reduce its workforce globally. This action was the result of business reengineering efforts designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of $22 million ($14 million after-tax) for the three months ended March 31, 2009. This charge was comprised of $15 million of severance and associated outplacement costs, $4 million of property costs associated with the lease payments for the remaining term in excess of the estimated sublease proceeds and $3 million of expenses related to the accelerated amortization of previously granted stock-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s consolidated statements of financial condition at December 31, 2009.

(Dollar amounts in millions)
Liability as of December 31, 2007	$—
Additions	38
Cash payments	(14)
Non-cash charges	(3)

Liability as of December 31, 2008	21
Additions	22
Cash payments	(34)
Non-cash charges	(3)

Liability as of December 31, 2009	$6

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

21. Income Taxes

The components of income tax expense for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007
Current income tax expense:
Federal	$342	$396	$327
State and local	36	49	48
Foreign	86	175	194

Total net current income tax expense	464	620	569

Deferred income tax expense (benefit):
Federal	(7)	(160)	(39)
State and local	(60)	(21)	(9)
Foreign	(22)	(52)	(58)

Total net deferred income tax expense (benefit)	(89)	(233)	(106)

Total income tax expense	$375	$387	$463

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to non-controlling interests:

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007
Domestic	$899	$654	$733
Foreign	351	517	723

Total	$1,250	$1,171	$1,456

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

21. Income Taxes (continued)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
(Dollar amounts in millions)	2009	%	2008	%	2007	%
Statutory income tax expense	$438	35%	$410	35%	$510	35%

Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	21	2	25	2	39	3
Impact of foreign, state, and local tax rate changes on deferred taxes	(45)	(4)	—	—	(50)	(4)
Effect of foreign tax rates	(81)	(6)	(37)	(3)	(36)	(2)
Other	42	3	(11)	(1)	—	—

Income tax expense	$375	30%	$387	33%	$463	32%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred tax assets and liabilities are shown below:

	December 31,
(Dollar amounts in millions)	2009	2008

Deferred tax assets:
Compensation and benefits	$395	$216
Unrealized investment losses	163	157
Loss carryforwards	55	12
Other	118	67

Gross deferred tax assets	731	452
Less: deferred tax valuation allowances	(64)	(14)

Deferred tax assets net of valuation allowances	667	438

Deferred tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,786	1,866
Acquired finite-lived intangibles	328	333
Other	56	54

Gross deferred tax liabilities	6,170	2,253

Net deferred tax (liabilities)	$(5,503)	$(1,815)

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

21. Income Taxes (continued)

Deferred tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2009, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred tax liabilities of $23 million and $5,526 million, respectively. At December 31, 2008, the Company recorded on the statement of financial condition deferred income tax assets, within other assets, and deferred tax liabilities of $11 million and $1,826 million, respectively.

During third quarter 2009, legislation was enacted primarily with respect to New York City corporate income taxes, effective January 1, 2009 which resulted in a revaluation of deferred income tax assets and liabilities. As a result, the Company recorded a one-time deferred income tax benefit of $45 million in 2009.

The Company had a deferred tax asset related to unrealized investment losses of approximately $163 million and $157 million for the as of December 31, 2009 and 2008, respectively, reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. During 2008, the Company incurred investment losses of $573 million primarily related to unrealized losses on investments. Substantially all of the investment losses relate to investments held by subsidiaries in the United States. After the allocation of net loss attributable to non-controlling interests of $155 million, the net loss on investments was $418 million. A portion of net loss is expected to be ordinary if recognized and, as a result, will not be subject to any limitations. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses.

As of December 31, 2009, the Company had a foreign net operating loss carryforward of $14 million which expires on or before 2016. In addition, at December 31, 2009, the Company had U.S. capital loss carryforwards of $125 million, which were acquired in the BGI Transaction and which will expire on or before 2013.

At December 31, 2009 and 2008, the Company had $64 million and $14 million of valuation allowances, respectively, recorded on the consolidated statements of financial condition. The year over year increase in the valuation allowance primarily related to U.S. capital loss carryforwards, acquired in the BGI Transaction, which may be subject to utilization restrictions and certain foreign deferred tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 11, Goodwill, for further discussion.

Current income taxes are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction. As of December 31, 2009, the Company had current income taxes receivable and payable of $271 million and $96 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. As of December 31, 2008, the Company had current income taxes receivable and payable of $44 million and $120 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

21. Income Taxes (continued)

The Company does not provide the deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $778 million and $561 million as of December 31, 2009 and 2008, respectively. The determination of the additional deferred taxes on the excess have not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

As a result of the adoption of ASC 740-10 related to uncertainty in income taxes, the Company recognized approximately $15 million in increased income tax reserves related to uncertain tax positions. Approximately $14 million of this increase related to taxes that would affect the effective tax rate if recognized, and this portion was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The remaining $1 million balance, if disallowed, would not affect the annual effective tax rate and is recorded in deferred tax assets, which is reflected in other assets on the Company’s consolidated statements of financial condition. Total gross unrecognized tax benefits at January 1, 2007 were approximately $52 million. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at January 1, 2007, was approximately $26 million.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits, which are recorded in other liabilities on the consolidated statements of financial condition:

(Dollar amounts in millions)	2009	2008	2007
Balance at January 1	$114	$66	$52
Additions for tax positions of prior years	11	12	1
Reductions for tax positions of prior years	(1)	(2)	(11)
Additions based on tax positions related to current year	63	42	24
Lapse of statute of limitations	—	—	—
Settlements	(16)	(7)	—
Foreign exchange translation	(3)	3	—
Positions assumed in BGI Transaction	117	—	—

Balance at December 31	$285	$114	$66

Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007, respectively, are $184 million, $60 million and $41 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $8 million during 2009 and in total, as of December 31, 2009, has recognized a liability for interest and penalties of $48 million, of which $28 million was assumed in the BGI Transaction. During 2008, the Company accrued interest and penalties of $5 million and in total, as of December 31, 2008, had recognized a liability for interest and penalties of $11 million. During 2007, the Company accrued interest and penalties of $2 million and in total, as of December 31, 2007, had recognized a liability for interest and penalties of $6 million.

Pursuant to the Amended and Restated Stock Purchase Agreement, the Company will be indemnified by Barclays for $72 million of unrecognized tax benefits, which is reflected as an offsetting asset in due from related parties on the Company’s statements of financial condition.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2004 remain open to U.S. federal, state and local income tax examination, and the tax years after 2005 remain open to income tax examination in the United Kingdom. With few exceptions, as of December 31, 2009, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Internal Revenue Service is currently examining the Company's 2006 and 2007 tax years. The Company is currently under audit in several state and foreign jurisdictions.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

21. Income Taxes (continued)

As of December 31, 2009, it is reasonably possible the total amounts of unrecognized tax benefits will decrease within the next twelve months. Until formal resolutions are reached between the Company and tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. The Company does not anticipate that any possible adjustments resulting from these audits would result in a material change to its consolidated financial statements.

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

22. Earnings Per Share

The following table sets forth the computation of basic earnings per common share:

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007

Net income attributable to BlackRock, Inc. allocated to:
Common shares	$853	$759	$968
Participating RSUs	22	25	25

Total net income attributable to BlackRock, Inc.	$875	$784	$993

Weighted-average common shares outstanding	136,669,164	129,543,443	128,488,561

Basic earnings per share attributable to BlackRock, Inc. common stockholders:	$6.24	$5.86	$7.53

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

22. Earnings Per Common Share (continued)

The following table sets forth the computation of diluted earnings per common share:

	Year ended December 31,
(Dollar amounts in millions)	2009	2008	2007
Net income attributable to BlackRock, Inc. allocated to:
Common shares	$853	$759	$968
Participating RSUs	22	25	25

Total net income attributable to BlackRock, Inc.	$875	$784	$993

Weighted-average common shares outstanding	136,669,164	129,543,443	128,488,561

Dilutive effect of stock options and non-participating restricted stock units	1,519,570	1,172,081	1,736,978
Dilutive effect of convertible debt	1,292,715	254,284	1,033,789
Dilutive effect of acquisition-related contingent stock payments	—	406,709	118,733

Total weighted-average shares outstanding	139,481,449	131,376,517	131,378,061

Diluted earnings per share attributable to BlackRock, Inc. common stockholders:	$6.11	$5.78	$7.37

Due to the similarities in terms between BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B, C and D non-voting participating preferred stock to be a common stock equivalent for purposes of earnings per share calculations. As such, the Company has included the outstanding series A, B, C and D non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the years ended December 31, 2009, 2008 and 2007.

For the years ended December 31, 2009, 2008, and 2007, 1,240,998, 1,336,911, and 1,545,735 stock options, respectively, were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. See Note 3, Mergers and Acquisitions, for further discussion. The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. The common shares issued had no dilutive effect for 2007. In April 2008, 280,519 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect in 2008. In November 2009, 42,326 additional common shares were released and had a dilutive effect in 2009. The remaining 868,940 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the years ended December 31, 2009, 2008 and 2007.

(Dollar amounts in millions)	Year ended December 31,
	2009	2008	2007
Equity	$1,468	$1,701	$1,925
Fixed income	921	879	903
Multi-asset	499	527	428
Alternative investment products	515	619	608
Cash management	625	708	523

Total investment advisory, administration fees, securities lending revenue and performance fees	4,028	4,434	4,387
BlackRock Solutions and advisory	477	393	190
Distribution fees	100	139	123
Other revenue	95	98	145

Total revenue	$4,700	$5,064	$4,845

The following table illustrates the Company’s total revenue and long-lived assets, including goodwill and property and equipment for the years ended December 2009, 2008 and 2007 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced or where the asset is physically located.

(Dollar amounts in millions) Revenues	2009	2008	2007
Americas	$3,309	$3,438	$3,070
Europe	1,179	1,360	1,490
Asia-Pacific	212	266	285

Total revenues	$4,700	$5,064	$4,845

Long-Lived Assets
Americas	$12,895	$5,714	$5,695
Europe	46	27	35
Asia-Pacific	74	52	56

Total long-lived assets	$13,015	$5,793	$5,786

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

24. Selected Quarterly Financial Data (unaudited)

(Dollar amounts in millions, except per share data) 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$987	$1,029	$1,140	$1,544
Operating income	$271	$261	$357	$389
Net income	$62	$244	$334	$257
Net income attributable to BlackRock, Inc.	$84	$218	$317	$256

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$0.63	$1.62	$2.31	$1.65
Diluted	$0.62	$1.59	$2.27	$1.62

Weighted-average common shares outstanding:
Basic	130,216,218	130,928,926	133,266,379	152,062,468
Diluted	131,797,189	133,364,611	135,902,241	155,040,242

Dividend Declared Per Share	$0.78	$0.78	$0.78	$0.78

Common stock price per share:
High	$143.32	$183.80	$220.17	$241.66
Low	$88.91	$119.12	$159.45	$206.00
Close	$130.04	$175.42	$216.82	$232.20

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,300	$1,387	$1,313	$1,064
Operating income	$396	$405	$454	$338
Net income	$246	$254	$196	$(67)
Net income attributable to BlackRock, Inc.	$241	$274	$217	$52

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$1.81	$2.04	$1.62	$0.39
Diluted	$1.77	$2.00	$1.59	$0.39

Weighted-average common shares outstanding:
Basic	128,904,253	129,569,325	129,793,939	129,888,110
Diluted	131,620,744	132,032,538	132,270,351	131,605,739

Dividend Declared Per Share	$0.78	$0.78	$0.78	$0.78

Common stock price per share:
High	$231.99	$227.51	$249.37	$195.00
Low	$165.72	$171.86	$156.20	$94.78
Close	$204.18	$177.00	$194.50	$134.15

•	The first quarter of 2009 and fourth quarter of 2008 include the impact of a $22 million and a $38 million pre-tax expense related to restructuring charges, respectively.

•	The fourth quarter of 2009 includes incremental revenue and expenses related to the operations of BGI.

•	The second, third and fourth quarters of 2009 include $15 million, $16 million and $152 million of pre-tax BGI transaction and integration costs, respectively.

•	The third quarter of 2009 includes a $45 million tax benefit related to local income tax law changes.

BlackRock, Inc.

Notes to the Consolidated Financial Statements—(Continued)

25. Subsequent Events

London Lease

In January, 2010, the Company entered into an agreement with Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust, for the lease of approximately 292,418 square feet of office and ancillary (including retail) space located at Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

The term of the lease will begin on February 17, 2010 (the “Effective Date”) and will continue for twenty five years, with the option to renew for an additional five year term. The lease provides for total annual base rental payments of £13,541,595 (exclusive of value added tax and other lease charges, or approximately $21,666,552 based on an exchange rate of $1.60 per £1), payable quarterly in advance. The annual rent is subject to increase on each fifth anniversary of the Effective Date to the then open market rent, with the rent payable from the first review date being subject to a minimum increase to £15,321,072 per annum (exclusive of value added tax, or approximately $24,513,715, based on an exchange rate of $1.60 per £1) and a maximum increase to £16,875,291 per annum (exclusive of value added tax, or approximately $27,000,466 based on an exchange rate of $1.60 per £1). The lease will include an initial rent free period for thirty six (36) months and twenty two (22) days following the Effective Date.

Helix Financial Group LLC

In January 2010, the Company completed the acquisition of substantially all of the net assets of Helix Financial Group LLC, which provides advisory, valuation and analytics solutions to commercial real estate lenders and investors. The total consideration paid for the acquisition is not material to the Company’s consolidated financial statements.

Capital Exchanges

In January 2010, 600,000 common shares were exchanged for Series B Preferred Stock and all 11,203,442 Series D Preferred Stock outstanding at December 31, 2009 were exchanged for Series B Preferred Stock.

Additional Subsequent Event Review

In addition to the subsequent events included in the notes to the financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

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

Exhibit No.	Description

2.1(1)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., BlackRock, Boise Merger Sub, Inc. and Old BlackRock.

3.1(2)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.4(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.6(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(6)	Form of 2.625% Convertible Debentures due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(2)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(8)	Form of 6.25% Notes due 2017.

4.7(9)	Form of 2.25% Notes due 2012.

4.8(9)	Form of 3.50% Notes due 2014.

4.9(9)	Form of 5.00% Notes due 2019.

10.1(10)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(5)	BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.3(5)	Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.4(5)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.5(5)	Amendment No. 3 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(5)	Amendment No. 4 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.8(5)	BlackRock, Inc. Involuntary Deferred Compensation Plan.+

10.9(2)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(2)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.11(11)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.12(11)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.13(2)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.14(12)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.15(13)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.+

10.16(2)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.17(14)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and Old BlackRock.

10.18(15)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and Old BlackRock.

10.19(16)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.20(1)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.21(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

Exhibit Index (continued)

Exhibit No.	Description

10.22(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.23(18)	Amended and Restated, BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.24(19)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.25(20)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and Old BlackRock.

10.26(20)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and Old BlackRock.

10.27(21)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.28(22)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.29(23)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

10.30(24)	Amended and Restated Global Distribution Agreement, dated as of July 16, 2008, between Merrill Lynch & Co., Inc. and BlackRock.

10.31(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.32(3)	Second Amended and Restated Stockholder Agreement, dated as of February 27, 2009, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.33(25)	Amendment No. 1, dated as of June 11, 2009, to the Second Amended and Restated Stockholder Agreement by and among Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc. and BlackRock.

10.34(25)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.35(26)	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.35(27)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.36(28)	Amended and Restated Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Bank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock.

10.37(28)	Stockholder Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

10.38(28)	Registration Rights Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

Exhibit Index (continued)

Exhibit No.	Description

10.39	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant

23.1	Deloitte & Touche LLP Consent

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(6)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(10)	Incorporated by reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed on May 13, 1999.
(11)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(12)	Incorporated by reference to Old BlackRock’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed on March 14, 2000.
(13)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000.
(14)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2000.
(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001.
(16)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(18)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K, for the year ended December 31, 2002.
(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

Exhibit Index (continued)

(20)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.
(21)	Incorporated by reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed on June 9, 2006.
(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 17, 2008.
(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(26)	Incorporated by reference to BlackRock's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
+	Denotes compensatory plans or arrangements