Form 10-Q
period 2010-03-31
BlackRock Inc.
filed 2010-05-10
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 64,324,009 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$2,703	$4,708
Accounts receivable	1,868	1,718
Due from related parties	170	189
Investments	1,096	1,049
Separate account assets	116,187	119,629
Assets of consolidated variable interest entities
Cash and cash equivalents	90	—
Bank loans and other investments	1,288	—
Collateral held under securities lending agreements	13,417	19,335
Deferred mutual fund sales commissions, net	100	103
Property and equipment (net of accumulated depreciation of $366 and $333 at March 31, 2010 and December 31, 2009, respectively)	450	443
Intangible assets (net of accumulated amortization of $506 and $466 at March 31, 2010 and December 31, 2009, respectively)	17,626	17,666
Goodwill	12,641	12,638
Other assets	424	588

Total assets	$168,060	$178,066

Liabilities
Accrued compensation and benefits	$616	$1,482
Accounts payable and accrued liabilities	1,037	850
Due to related parties	391	490
Short-term borrowings	880	2,234
Liabilities of consolidated variable interest entities
Borrowings	1,214	—
Other liabilities	4	—
Convertible debentures	95	243
Long-term borrowings	3,191	3,191
Separate account liabilities	116,187	119,629
Collateral liability under securities lending agreements	13,417	19,335
Deferred tax liabilities	5,577	5,518
Other liabilities	504	492

Total liabilities	143,113	153,464

Commitments and contingencies (Note 12)

Temporary equity
Redeemable non-controlling interests	79	49

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	March 31, 2010	December 31, 2009
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock,$0.01 par value;	1	1
Shares authorized: 500,000,000 at March 31, 2010 and December 31, 2009;
Shares issued: 64,242,628 and 62,776,777 at March 31, 2010 and December 31, 2009, respectively;
Shares outstanding: 63,360,738 and 61,896,236 at March 31, 2010 and December 31, 2009, respectively
Preferred stock (Note 16)	1	1
Additional paid-in capital	22,174	22,127
Retained earnings	2,663	2,436
Appropriated retained earnings	114	—
Accumulated other comprehensive (loss)	(165)	(96)
Escrow shares, common, at cost (868,940 shares held at March 31, 2010 and December 31, 2009)	(137)	(137)
Treasury stock, common, at cost (12,950 and 11,601 shares held at March 31, 2010 and December 31, 2009, respectively)	(3)	(3)

Total BlackRock, Inc. stockholders’ equity	24,648	24,329
Nonredeemable non-controlling interests	174	224
Nonredeemable non-controlling interests of consolidated variable interest entities	46	—

Total permanent equity	24,868	24,553

Total liabilities, temporary equity and permanent equity	$168,060	$178,066

See accompanying notes to condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,149	$507
Other third parties	604	293

Investment advisory, administration fees and securities lending revenue	1,753	800
Investment advisory performance fees	50	11
BlackRock Solutions and advisory	113	135
Distribution fees	28	25
Other revenue	51	16

Total revenue	1,995	987

Expenses
Employee compensation and benefits	773	351
Distribution and servicing costs
Related parties	64	103
Other third parties	36	24
Amortization of deferred mutual fund sales commissions	26	27
Direct fund expenses	113	13
General and administration	289	140
Restructuring charges	—	22
Amortization of intangible assets	40	36

Total expenses	1,341	716

Operating income	654	271

Non-operating income (expense)
Net gain (loss) on investments	38	(172)
Interest and dividend income	4	8
Interest expense	(40)	(15)

Total non-operating income (expense)	2	(179)

Income before income taxes	656	92
Income tax expense	228	30

Net income	428	62
Less:
Net income (loss) attributable to nonredeemable non-controlling interests	5	(22)

Net income attributable to BlackRock, Inc.	$423	$84

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.20	$0.63
Diluted	$2.17	$0.62

Cash dividends declared and paid per share	$1.00	$0.78

Weighted-average common shares outstanding:
Basic	189,676,023	130,216,218
Diluted	192,152,251	131,797,189

See accompanying notes to condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$428	$62
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax
Unrealized holding gains (losses), net of tax	3	(1)
Less: reclassification adjustment included in net income	1	(8)

Net change from available-for-sale investments, net of tax(1)	2	7
Minimum pension liability adjustment	(1)	1
Foreign currency translation adjustments	(70)	(14)

Comprehensive income attributable to BlackRock, Inc.	$359	$56

(1)	The tax benefit (expense) on unrealized holding gains (losses) was ($1) million and ($3) million during the three months ended March 31, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital [1]	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Nonredeemable Non- controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests/ Temporary Equity
December 31, 2009	$22,129	$2,436	$—	$(96)	$(137)	$(3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	423	—	—	—	—	423	4	1	428	—
Dividends paid, net of dividend expense for unvested RSUs	—	(196)	—	—	—	—	(196)	—	—	(196)	—
Stock-based compensation	108	—	—	—	—	—	108	—	—	108	—
PNC LTIP capital contribution	5	—	—	—	—	—	5	—	—	5	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Net issuance of common shares related to employee stock transactions	(171)	—	—	—	—	64	(107)	—	—	(107)	—
Convertible debt conversions	(64)	—	—	—	—	64	—	—	—	—	—
Net tax benefit (shortfall) from stock-based compensation	41	—	—	—	—	—	41	—	—	41	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	—	(6)	(4)	(10)	19
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	11
Other change in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—
Foreign currency translation adjustments	—	—	—	(70)	—	—	(70)	—	—	(70)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	2	—	—	2	—	—	2	—

March 31, 2010	$22,176	$2,663	$114	$(165)	$(137)	$(3)	$24,648	$174	$46	$24,868	$79

[1]	Includes $1 of common stock and $1 of preferred stock at March 31, 2010 and December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital [1]	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests/ Temporary Equity
December 31, 2008	$10,474	$1,982	$(186)	$(143)	$(58)	$12,069	$225	$12,294	$266
Reclass to temporary equity – convertible debt	(3)	—	—	—	—	(3)	—	(3)	—
Net income	—	84	—	—	—	84	(22)	62	—
Dividends paid, net of dividend expense for unvested RSUs	—	(105)	—	—	—	(105)	—	(105)	—
Stock-based compensation	82	—	—	—	—	82	—	82	—
Net issuance of common shares related to employee stock transactions	(70)	—	—	—	33	(37)	—	(37)	—
PNC LTIP capital contribution	6	—	—	—	—	6	—	6	—
Net tax benefit (shortfall) from stock-based compensation	(17)	—	—	—	—	(17)	—	(17)	—
Minimum pension liability adjustment	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	(2)	(2)	(132)
Foreign currency translation adjustments	—	—	(14)	—	—	(14)	—	(14)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	7	—	—	7	—	7	—

March 31, 2009	$10,472	$1,961	$(192)	$(143)	$(25)	$12,073	$201	$12,274	$134

[1]	Includes $1 of preferred stock at March 31, 2009 and $1 of common stock at December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$428	$62
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	78	57
Amortization of deferred mutual fund sales commissions	26	27
Stock-based compensation	108	82
Deferred income tax expense (benefit)	55	(44)
Net (gains) losses on non-trading investments	(12)	48
Purchases of investments within consolidated funds	(8)	(21)
Proceeds from sale and maturities of investments within consolidated funds	14	152
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(42)	—
(Purchases)/sales of bank loans and other investments	36	—
(Earnings) losses from equity method investees	(35)	114
Distributions of earnings from equity method investees	4	4
Other adjustments	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	(157)	(51)
Due from related parties	11	163
Deferred mutual fund sales commissions	(23)	(12)
Investments, trading	(59)	(74)
Other assets	149	(13)
Accrued compensation and benefits	(863)	(599)
Accounts payable and accrued liabilities	203	(10)
Due to related parties	(99)	7
Other liabilities	23	(20)

Cash flows from operating activities	(164)	(126)

Cash flows from investing activities
Purchases of investments	(28)	(9)
Proceeds from sales and maturities of investments	29	126
Purchases of assets held for sale	(1)	(1)
Distributions of capital from equity method investees	20	4
Net consolidations (deconsolidations) of sponsored investment funds	2	—
Acquisitions, net of cash acquired	(8)	—
Purchases of property and equipment	(44)	(16)

Cash flows from investing activities	(30)	104

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities
Repayments of short-term borrowings	(1,354)	—
Repayments of convertible debt	(148)	—
Cash dividends paid	(196)	(105)
Proceeds from of stock options exercised	6	1
Proceeds from issuance of common stock	1	1
Repurchases of common stock	(114)	(39)
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	9	(134)
Excess tax benefit from stock-based compensation	41	3
Net borrowings/(repayments of borrowings) by consolidated sponsored investment funds	—	72

Cash flows from financing activities	(1,755)	(201)

Effect of exchange rate changes on cash and cash equivalents	(56)	(16)

Net decrease in cash and cash equivalents	(2,005)	(239)
Cash and cash equivalents, beginning of period	4,708	2,032

Cash and cash equivalents, end of period	$2,703	$1,793

Supplemental disclosure of cash flow information is as follows:
Cash paid for:
Interest	$26	$26
Interest on borrowings of consolidated VIEs	$12	$—
Income taxes	$67	$133

Supplemental schedule of non-cash financing transactions is as follows:
Issuance of common stock	$230	$62
Increase in borrowings due to consolidation of VIEs	$1,157	$—

See accompanying notes to condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management and securities lending services to institutional clients and to individual investors through various investment vehicles. Investment management services primarily consist of the management of fixed income, cash management and equity client accounts, the management of a number of open-end and closed-end mutual fund families, exchange traded funds and other non-U.S. equivalent retail products serving the institutional and retail markets, and the management of other investment funds, including collective trusts and alternative funds, developed to serve various customer needs. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On December 1, 2009, BlackRock completed its acquisition of Barclays Global Investors (“BGI”) from Barclays Bank PLC (“Barclays”) (the “BGI Transaction”). In exchange for BGI, BlackRock paid approximately $6.65 billion in cash and issued capital stock valued at $8.53 billion comprised of 3,031,516 shares of BlackRock common stock and 34,535,255 shares of BlackRock Series B and D Participating Preferred Stock. See Note 3, Mergers and Acquisitions, for more details on this transaction.

On March 31, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
Bank of America/Merrill Lynch & Co., Inc.	3.7%	33.8%
The PNC Financial Services Group, Inc. (“PNC”)	34.4%	24.2%
Barclays	4.7%	19.6%
Other	57.2%	22.4%

	100.0%	100.0%

(1)	Includes outstanding common and preferred stock only.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests on the condensed consolidated statements of financial condition include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010.

The interim financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Business Combinations

In accordance with the requirements of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), certain line items on the condensed consolidated statement of financial condition, including goodwill, intangibles, and deferred tax liabilities, have been retrospectively adjusted as of December 31, 2009 to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. See Note 3, Mergers and Acquisitions, for the changes in the BGI purchase price allocation.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

2. Significant Accounting Policies (continued)

Basis of Presentation (continued)

Fair Value Measurements (continued)

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds, equities and certain derivatives.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets that generally are included in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain limited partnership interests in hedge funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, restricted public securities valued at a discount, as well as over the counter derivatives, including interest and inflation rate swaps and foreign exchange currency contracts that have inputs to the valuations that can be generally corroborated by observable market data.

Level 3 Inputs – Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Assets included in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds and certain held for sale real estate disposal assets. Liabilities included in this category include borrowings of consolidated collateralized loan obligations.

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Collateral Assets Held and Liabilities Under Securities Lending Agreements

The Company facilitates securities lending arrangements whereby securities held by separate account assets are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, ranging from 102% to 108% of the value of the securities lent in order to reduce credit risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles and obligates the Company to repurchase or redeem the transferred securities before their maturity. These transactions are not reported as sales under ASC 860, Transfers and Servicing, because of the obligation of the Company to repurchase the securities.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

2. Significant Accounting Policies (continued)

Basis of Presentation (continued)

Collateral Assets Held and Liabilities Under Securities Lending Agreements (continued)

As a result, the Company records the collateral received under these arrangements (both cash and non-cash), as its own asset in addition to a corresponding liability for the obligation to return the collateral. As with the securities lending collateral discussed above, the fair value of the asset and related obligation to return the collateral are recorded by the Company. At March 31, 2010, the fair value of loaned securities held by separate account assets was approximately $12 billion and the collateral held under these securities lending agreements was approximately $13.4 billion. The fair value of the collateral liability approximates the fair value of the collateral assets and is recorded in collateral liability under securities lending agreements on the Company’s condensed consolidated statements of financial condition.

Classification and Measurement of Redeemable Securities

The provisions of ASC 480-10, Distinguishing Liabilities from Equity, require temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At March 31, 2010 and December 31, 2009, the Company determined that $79 million and $49 million, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable for cash or other assets at the option of the holder, resulting in temporary equity classification on the condensed consolidated statements of financial condition. The amount of temporary equity related to convertible instruments is measured as the excess of the amount of cash required to be exchanged in a hypothetical settlement, as of the balance sheet date, over the current carrying amount of the liability component.

Assets and Liabilities to be Disposed of by Sale

In the course of the business of establishing real estate and other alternative investment funds, the Company may purchase land, properties and other assets while incurring liabilities directly associated with the assets, together a disposal group, with the intention to sell the disposal group to sponsored investment funds upon their launch. In accordance with the provisions of ASC 360-10, Property, Plant, and Equipment, the Company treats these assets and liabilities as a “disposal group”, measured at the lower of the carrying amount or fair value. Losses are recognized for any initial or subsequent write-down to fair value and gains are recognized for any subsequent increase in fair value, but not in excess of the cumulative loss previously recognized.

At March 31, 2010, the Company held disposal group assets of $24 million and related liabilities of $22 million in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $20 million of borrowings directly associated with the disposal group assets. During the three months ended March 31, 2009, the Company recorded ($1) million within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group and did not record any adjustments in 2010.

Convertible Debt Instruments

In accordance with the provisions within ASC 470-20, Debt (“ASC 470-20”), issuers of convertible debt instruments that may be settled in cash upon conversion, should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount, which should be amortized as interest expense over the expected life of the liability. At March 31, 2010, the Company had $95 million principal amount of convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted the requirements of ASC 470-20 on January 1, 2009 resulting in a total cumulative impact of a $9 million reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% convertible debentures was estimated to be 4.3%, which resulted in $18 million of the $250 million aggregate principal amount of the debentures issued, or $12 million after tax, being attributable to equity. As of March 31, 2010, the initial $18 million debt discount has been fully amortized.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2010

New Consolidation Guidance for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amended the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess the primary beneficiary of a VIE.

In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for a reporting enterprise’s interest in an entity if all of the following conditions are met:

(1) the entity either has all of the attributes of an investment company, as specified in ASC 946-10, Financial Services-Investment Companies (“ASC 946-10”) or it is industry practice to apply measurement principles for financial reporting that are consistent with those in ASC 946-10; (2) the entity is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity and (3) the reporting enterprise does not have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity.

In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with the requirement of Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments in this ASU clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria for determining whether a decision maker or service provider fee represents a variable interest.

An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on variable interest entities in ASC 810, Consolidation (“ASC 810”) (before its amendment by SFAS No. 167) or other applicable consolidation guidance, including guidance for the consolidation of partnerships in ASC 810. The amendment does not defer the disclosure requirements in ASU 2009-17.

On January 1, 2010, upon adoption of the provisions of ASU 2009-17, the Company recorded a cumulative effect adjustment to appropriated retained earnings of $114 million.

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately in the statement of financial condition from those instruments measured using another accounting method. On January 1, 2010, upon adoption of ASU 2009-17, the Company elected the fair value option for eligible financial assets and liabilities upon consolidation of three collateralized loan obligations (“CLOs”), to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2010 (continued)

Appropriated Retained Earnings

Upon adoption of ASU 2009-17, BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities will be recorded as net income (loss) attributable to non-controlling interests and as an adjustment to appropriated retained earnings.

Improving Disclosures about Fair Value Measurements

In January 2009, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regards to significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and other settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the additional disclosure requirements of ASU 2010-06 did not materially impact BlackRock’s condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

3. Mergers and Acquisitions

Barclays Global Investors

On December 1, 2009, BlackRock acquired from Barclays all of the outstanding equity interests of subsidiaries of Barclays conducting the investment management business of BGI in exchange for an aggregate of 37,566,771 shares of BlackRock common stock and participating preferred stock and $6.65 billion in cash. The fair value of the 37,566,771 shares at closing, on December 1, 2009, was $8.53 billion, at a price of $227.08 per share, the closing price of BlackRock’s common stock on November 30, 2009.

A summary of the initial and revised fair values of the assets acquired and liabilities and non-controlling interests assumed on December 1, 2009 in this acquisition is as follows:

(Dollar amounts in millions)	Initial Estimate of Fair Value	Purchase Price Adjustments	Revised Estimate of Fair Value
Accounts receivable	$593	$(12)	$581
Investments	125	—	125
Separate account assets	116,301	—	116,301
Collateral held under securities lending agreements	23,498	—	23,498
Property and equipment	205	(2)	203
Finite-lived intangible management contracts (intangible assets)	163	(7)	156
Indefinite-lived intangible management contracts (intangible assets)	9,785	25	9,810
Trade names / trademarks (indefinite-lived intangible assets)	1,403	—	1,403
Goodwill	6,842	68	6,910
Other assets	366	—	366
Separate account liabilities	(116,301)	—	(116,301)
Collateral liability under securities lending agreements	(23,498)	—	(23,498)
Deferred tax liabilities	(3,799)	8	(3,791)
Accrued compensation and benefits	(885)	—	(885)
Other liabilities assumed	(660)	(80)	(740)
Non-controlling interests assumed	(12)	—	(12)

Total consideration, net of cash acquired	$14,126	$—	$14,126

Summary of consideration, net of cash acquired:
Cash paid	$6,650	$—	$6,650
Cash acquired	(1,055)	—	(1,055)
Capital stock at fair value	8,531	—	8,531

Total cash and stock consideration	$14,126	$—	$14,126

At this time, the Company does not expect additional material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.

Helix Financial Group LLC

In January 2010, the Company completed the acquisition of substantially all of the net assets of Helix Financial Group LLC, which provides advisory, valuation and analytics solutions to commercial real estate lenders and investors (the “Helix Transaction”). The assets acquired and liabilities assumed, as well as the total consideration paid for the acquisition, were not material to the Company’s condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

4. Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
(Dollar amounts in millions)	March 31, 2010	December 31, 2009
Available-for-sale investments	$65	$73
Held-to-maturity	40	29
Trading investments	237	167
Other investments:
Consolidated sponsored investment funds	318	360
Equity method investments	393	376
Deferred compensation plan hedge fund equity method investments	28	29
Cost method investments	15	15

Total other investments	754	780

Total investments	$1,096	$1,049

At March 31, 2010, the Company had $493 million of total investments held by consolidated sponsored investment funds (non-VIEs) of which $175 million and $318 million were classified as trading investments and other investments, respectively.

At December 31, 2009, the Company had $463 million of total investments held by consolidated sponsored investment funds of which $103 million and $360 million were classified as trading investments and other investments, respectively. Other investments at December 31, 2009 included $40 million related to a consolidated VIE, which has been reclassified as of January 1, 2010 to bank loans and other investments of consolidated VIEs on the condensed consolidated statement of financial condition.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

4. Investments (continued)

Available-for-sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

(Dollar amounts in millions)
	Cost	Gross Unrealized		Carrying Value
March 31, 2010		Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$44	$3	$(2)	$45
Collateralized debt obligations	2	1	—	3
Debt securities:
Mortgage debt	5	1	—	6
Asset-backed debt	9	2	—	11

Total available-for-sale investments	$60	$7	$(2)	$65

	Cost	Gross Unrealized		Carrying Value
December 31, 2009		Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$53	$2	$(1)	$54
Collateralized debt obligations	2	—	—	2
Debt securities:
Mortgage debt	6	1	—	7
Asset-backed debt	10	—	—	10

Total available-for-sale investments	$71	$3	$(1)	$73

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of an enhanced cash fund, in lieu of the Company’s remaining investment in the fund and securities purchased from another enhanced cash fund.

During the three months ended March 31, 2010 and 2009, the Company did not record any other-than-temporary impairments on available-for-sale debt securities.

The Company has reviewed the gross unrealized losses of $2 million as of March 31, 2010 related to available-for-sale equity securities, of which approximately $1 million had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record additional impairments on such equity securities.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

4. Investments (continued)

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	March 31, 2010	December 31, 2009
Held-to-maturity investments:
Foreign government debt	$39	$28
U.S. government debt	1	1

Total held-to-maturity investments:	$40	$29

Held-to-maturity investments include debt instruments held for regulatory purposes and the carrying value of these investments approximates fair value.

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	March 31, 2010		December 31, 2009
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual fund investments	$49	$43	$49	$42
Equity securities	157	145	112	97
Debt securities:
Municipal debt	11	11	10	11
Mortgage debt	4	4	—	—
Foreign government debt	—	—	15	15
Corporate debt	19	19	1	1
U.S. government debt	6	6	1	1
Asset-backed debt	9	9	—	—

Total trading investments	$255	$237	$188	$167

Other investments:
Consolidated sponsored investment funds	$330	$318	$380	$360
Equity method	492	393	499	376
Deferred compensation plan hedge fund equity method investments	25	28	28	29
Cost method investments	15	15	15	15

Total other investments	$862	$754	$922	$780

Trading investments include certain deferred compensation plan mutual fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity and debt securities held in separate accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

4. Investments (continued)

Cost Method Investments

Cost method investments include non-marketable securities, including $10 million of restricted Federal Reserve Bank stock, that is held for regulatory purposes.

As of March 31, 2010, there were no indicators of impairments on these investments.

Maturity dates

The carrying value of debt securities, classified as available-for-sale, held-to-maturity and trading investments, by maturity at March 31, 2010 and December 31, 2009 is as follows:

(Dollar amounts in millions) Maturity date	March 31, 2010	December 31, 2009
<1 year	$43	$28
>1-5 years	7	5
>5-10 years	17	9
> 10 years	39	32

Total	$106	$74

At March 31, 2010 and December 31, 2009, the debt securities in the table above primarily consisted of mortgage, asset-backed, municipal, corporate, U.S. and foreign government debt securities a portion of which are held by consolidated sponsored investment funds, which are consolidated in the Company’s condensed consolidated statements of financial condition.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

5. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At March 31, 2010 and December 31, 2009, the following balances related to these funds were consolidated in the condensed consolidated statements of financial condition:

(Dollar amounts in millions)	March 31, 2010	December 31, 2009

Cash and cash equivalents	$123	$75
Investments	493	463
Other net assets (liabilities)	(24)	(7)
Non-controlling interests	(253)	(273)

Total net interests in consolidated investment funds	$339	$258

At December 31, 2009, the above balances included, a consolidated sponsored investment fund that was also deemed a VIE. This VIE as well as three consolidated CLOs, which are also VIEs, were excluded from the March 31, 2010 balances above. See Note 7, Variable Interest Entities, for further discussion.

BlackRock’s total exposure to consolidated sponsored investment funds of $339 million and $258 million at March 31, 2010 and December 31, 2009, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and net income (loss) attributable to non-controlling interests.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	March 31, 2010
Assets:
Investments
Available-for-sale
Equity	$45	$3	$—	$—	$48
Fixed income	1	16	—	—	17

Total available-for-sale	46	19	—	—	65
Held-to-maturity
Fixed income	—	—	—	40	40

Total held-to-maturity	—	—	—	40	40
Trading
Equity	133	12	—	—	145
Fixed income	—	49	—	—	49
Deferred compensation plan mutual fund investments	43	—	—	—	43

Total trading	176	61	—	—	237
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	—	25	—	25
Private equity	13	—	280	—	293

Total Consolidated sponsored investment funds	13	—	305	—	318
Equity method
Fixed income mutual fund	—	10	—	—	10
Hedge funds / Funds of funds	—	—	237	23	260
Private equity funds	—	—	58	18	76
Real estate funds	—	—	39	8	47

Total equity method	—	10	334	49	393

Deferred compensation plan hedge fund equity method investments	—	11	17	—	28
Cost method investments	—	—	—	15	15

Total investments	235	101	656	104	1,096

Separate account assets
Equity	73,920	58	63	—	74,041
Fixed income	—	37,027	1,090	—	38,117
Derivatives	4	1,453	—	—	1,457
Money market funds	1,764	—	—	—	1,764
Other	—	—	—	808	808

Total separate account assets	75,688	38,538	1,153	808	116,187
Collateral held under securities lending agreements
Equity	8,463	—	—	—	8,463
Fixed income	—	4,954	—	—	4,954

Total collateral held under securities lending agreements	8,463	4,954	—	—	13,417

Other assets(2)	—	11	24	—	35
Assets of consolidated VIEs
Bank loans	—	1,154	—	—	1,154
Bonds	—	93	—	—	93
Private equity	3	—	35	—	38
Other	—	3	—	—	3

Total investments of consolidated VIEs	3	1,250	35	—	1,288

Total	$84,389	$44,854	$1,868	$912	$132,023

Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,214	$—	$1,214
Collateral liability under securities lending agreements	8,463	4,954	—	—	13,417
Other liabilities	—	7	—	—	7

Total liabilities measured at fair value	$8,463	$4,961	$1,214	$—	$14,638

(1)

Comprised of equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2009
Assets:
Investments:
Available-for-sale	$53	$20	$—	$—	$73
Held-to-maturity	—	—	—	29	29
Trading	118	49	—	—	167
Other investments:
Consolidated sponsored investment funds	22	—	338	—	360
Equity method	—	1	334	41	376
Deferred compensation plan hedge fund equity method investments	—	14	15	—	29
Cost method investments	—	—	—	15	15

Total investments	193	84	687	85	1,049
Separate account assets	99,983	17,599	1,292	755	119,629
Collateral held under securities lending agreements	11,580	7,755	—	—	19,335
Other assets(2)	—	11	46	—	57

Total	$111,756	$25,449	$2,025	$840	$140,070

Liabilities:
Collateral liability under securities lending agreements	$11,580	$7,755	$—	$—	$19,335

(1)

Comprised of equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly-owned subsidiaries of the Company, are registered life insurance companies that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The changes in Level 3 assets in the three months ended March 31, 2009, primarily related to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the condensed consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents

At March 31, 2010 and December 31, 2009, approximately $0.3 billion and $1.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1, which is generally the net asset value of the fund.

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

Level 3 assets recorded as investments of consolidated VIEs, include a private equity fund valued based upon valuations received from internal as well as well as third party funds managers.

Level 3 Liabilities

Level 3 liabilities recorded as borrowings of consolidated VIEs, include CLO borrowings valued based upon non-binding broker quotes.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	March 31, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds
Hedge funds / Funds of funds	$26	$—	$(1)	$—	$25	$(1)
Private equity	312	4	(36)	—	280	5
Equity method
Hedge funds / Funds of funds	247	13	(23)	—	237	14
Private equity funds	51	—	7	—	58	1
Real estate funds	36	(1)	4	—	39	(1)
Deferred compensation plan hedge funds	15	2	—	—	17	2

Total investments	687	18	(49)	—	656	20
Separate account assets
Equity	5	—	(3)	61	63
Fixed income	1,287	34	185	(416)	1,090

Total separate account assets	1,292	34	182	(355)	1,153	n/a	(2)

Other assets	46	(12)	(10)	—	24	(12)

Private equity assets of consolidated VIEs	—	2	33	—	35	n/a	(3)

Total assets measured at fair value	$2,025	$42	$156	$(355)	$1,868

Liabilities:

Borrowings of consolidated VIEs	$—	$(57)	$1,157	—	$1,214	n/a	(3)

n/a – Not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported as non-operating income (expense) on the Company’s condensed consolidated statements of income.

(3)

The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are solely allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Changes in Level 3 Investments and Other Assets Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009

(Dollar amounts in millions)	December 31, 2008	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	March 31, 2009	Total net gains (losses) included in earnings(1)
Investments	$813	$(118)	$(10)	$(19)	$666	$(116)
Other assets	64	(14)	1	—	51	(14)

Total assets measured at fair value	$877	$(132)	$(9)	$(19)	$717	$(130)

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.

Realized and unrealized gains and losses for Level 3 investments

Realized and unrealized gains and losses recorded for Level 3 investments are reported in non-operating income (expense) on the Company’s condensed consolidated statements of income. A portion of net income (loss) for consolidated investments is allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

Significant Transfers in and/or out of Levels

Transfers in and/or out of Levels are reflected as of the beginning of the period when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or when the book value of certain equity method investments no longer represents fair value as determined under fair value methodologies.

Upon a change in valuation sources, approximately $61 million of separate account assets transferred from Level 1 to Level 3 and $416 million from Level 3 to Level 2.

Significant Other Settlements

As of January 1, 2010, upon the adoption of ASU 2009-17 there was a $35 million reclass out of Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following table lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent):

(Dollars amounts in millions)	Fair Value	Total Unfunded Commitment	Redemption Frequency	Redemption Notice Period

Trading:
Equity(a)	$12	$—	Daily (100)%	n/a

Consolidated sponsored investment funds:
Private equity fund of funds(b)	280	78	n/a	n/a

Other fund of funds(c)	9	—	Monthly (39)%, Quarterly (51)% Semi-annually and Annually (10)%	30 – 120 days

Equity method(1):
Hedge funds/funds of hedge funds(d)	237	91	Monthly (8)%, Quarterly (18)%, n/a (74)%	15 – 90 days
Private equity funds(e)	58	73	n/a	n/a
Real estate funds(f)	39	61	n/a	n/a

Deferred compensation plan hedge fund investments(g)	28	—	Monthly (10)%, Quarterly (90)%	30 – 60 days

Private equity assets of consolidated VIEs(h)	35	3	n/a	n/a

Total	$698	$306

n/a— not applicable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes several consolidated offshore feeder funds that invest in multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of master offshore funds held by the feeder funds. Investments in this category can generally be redeemed, as long as there are no restrictions in place by the underlying master funds.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(b)

This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment via distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds would be liquidated over a weighted average period of approximately 9 years.

Total remaining unfunded commitments to other third party funds is $78 million. The Company is contractually obligated to fund only $52 million to the consolidated funds, while the remaining unfunded balance in the table above would be funded by capital contributions from non-controlling interest holders.

(c)

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

(d)

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

(e)

This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It is estimated that the investment in these funds would be liquidated over a weighted average period of approximately 8 years.

(f)

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

(g)

This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs.

(h)

This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment via distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds would be liquidated over a weighted average period of approximately 5 years. Total remaining unfunded commitments to other third party funds is $3 million, which will be funded by capital contributions from non-controlling interest holders.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

6. Fair Value Disclosures (continued)

Fair Value Option

Upon consolidation of three CLOs, the Company elected to adopt the fair value accounting provisions for eligible assets, including bank loans and borrowings of the CLOs. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents, as of March 31, 2010, the fair value of those assets and liabilities selected for fair value accounting:

(Dollars amounts in millions)

CLO Bank Loans:	March 31, 2010
Fair value	$1,154
Aggregate principal amounts outstanding	$1,303
Aggregate unpaid principal balance in excess of fair value	$149
Unpaid principal balance of loans more than 90 days past due	$9
Aggregate fair value of loans more than 90 days past due	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$8

CLO Borrowings:
Fair value	$1,214
Aggregate principal amounts outstanding	$1,433

The principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the three months ended March 31, 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $67 million gain which was offset by a $67 million loss in the fair value of the CLO borrowings, which were recorded in non-operating income (expense). The change in fair value of the assets and liabilities includes interest income and expense, respectively.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

7. Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt/loan obligations (“CDO” or “CLO”) and sponsored investment funds, which may be considered VIEs. The Company receives advisory fees or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests.

The primary beneficiary of a VIE that is an investment fund that meets the conditions of ASU 2010-10 is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. The primary beneficiary of a CDO/CLO that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the CDO/CLO.

In order to determine whether the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

VIEs in which BlackRock is the Primary Beneficiary

As of March 31, 2010

As of March 31, 2010, BlackRock was the primary beneficiary of four VIEs, which included three CLOs, in which it did not have an investment, however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant. In addition, BlackRock was the primary beneficiary of one private sponsored investment fund, in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third party relationships with other partners in the fund. At March 31, 2010 the following balances related to these four VIEs were consolidated in the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	March 31, 2010

Assets of consolidated VIEs
Cash and cash equivalents	$90
Bank loans, bonds and other investments	1,288
Liabilities of consolidated VIEs
Borrowings	(1,214)
Other liabilities	(4)
Appropriated retained earnings	(114)
Non-controlling interests of consolidated VIEs	(46)

Total net interests in consolidated VIEs	$—

For the three months ended March 31, 2010, the Company recorded non-operating income of $1 million offset by a $1 million net gain attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income. For the three months ended March 31, 2009, the Company recorded a non-operating expense of $12 million offset by a $12 million net loss attributable to non-controlling interests on its condensed consolidated statements of income.

At March 31, 2010, bank loans, bonds and other investments were $1,154 million, $93 million, and $41 million, respectively. The weighted average maturity of the bank loans and bonds was approximately 4.1 years.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

7. Variable Interest Entities (continued)

VIEs in which BlackRock is the Primary Beneficiary (continued)

As of December 31, 2009

As of December 31, 2009, BlackRock was the primary beneficiary of one VIE, a private sponsored investment fund, in which it had a non-substantive investment, due to its de-facto third party relationships with other partners in the fund. Due to the consolidation of this VIE, at December 31, 2009, the Company recorded $54 million of net assets, primarily comprised of investments and cash and cash equivalents. These net assets were offset by $54 million of nonredeemable non-controlling interests, which reflect the equity ownership of third parties, on the Company’s condensed consolidated statements of financial condition.

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At March 31, 2010 and December 31, 2009, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

As of March 31, 2010

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$3	$2	$(3)	$22
Other sponsored investment funds	14	318	(—)	332

Total	$17	$320	$(3)	$354

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs, collective trust funds and other sponsored investment funds were as follows:

•

CDOs/CLOs – approximately ($6) billion, comprised of approximately $9 billion of assets at fair value and $15 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.5 trillion to $1.6 trillion

•	This amount includes approximately $1.1 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.
•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At March 31, 2010, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) advisory fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

7. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE (continued)

As of December 31, 2009

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$2	$(2)	$21
Other sponsored investment funds	14	254	(7)	268

Total	$16	$256	$(9)	$289

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs, collective trust funds and other sponsored investment funds were as follows:

•

CDOs/CLOs – approximately ($8) billion, comprised of approximately $10 billion of assets at fair value and $18 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.5 trillion to $1.6 trillion

•	This amount includes approximately $1.1 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At December 31, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s equity investments, (ii) advisory fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

8. Derivatives and Hedging

For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

By using derivative financial instruments, the Company exposes itself to market and counterparty risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At March 31, 2010, the Company had two outstanding forward foreign exchange contracts with two counterparties with an aggregate notional value of $100 million.

During 2007, the Company commenced a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At March 31, 2010, the Company had seven outstanding total return swaps with two counterparties with an aggregate notional value of approximately $24 million.

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

On behalf of clients that maintain separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, including forward foreign currency contracts, interest rate and inflation rate swaps.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The change in fair value of such derivatives, which is recorded in non-operating income (expense) is not material to the Company’s condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

8. Derivatives and Hedging (continued)

The following table presents the fair value as of March 31, 2010 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$—	Other liabilities	$3.6
Total return swaps	Other assets	—	Other liabilities	0.4
Credit default swap (Pillars)	Other assets	—	Other liabilities	2.5
Separate account derivatives (1)	Separate account assets	1,457.0	Separate account liabilities	1,457.0

Total		$1,457.0		$1,463.5

(1)	Derivatives associated with separate account assets include interest rate, inflation rate swaps, futures and foreign currency contracts.

The following table presents the fair value as of December 31, 2009 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$0.2	Other liabilities	$—
Total return swaps	Other assets	—	Other liabilities	0.4
Credit default swap (Pillars)	Other assets	—	Other liabilities	2.5
Separate account derivatives (1)	Separate account assets	1,501.0	Separate account liabilities	1,501.0

Total		$1,501.2		$1,503.9

(1)	Derivatives associated with separate account assets include interest rate, inflation rate swaps, futures and foreign currency contracts.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

8. Derivatives and Hedging (continued)

The following table presents gains (losses) recognized in income for the three months ended March 31, 2010 on derivative instruments:

(Dollar amounts in millions)	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Foreign exchange contracts	General and administration expense	$(3.8)
Total return swaps	Non-operating income (expense)	(0.5)
Credit default swap (Pillars)	Non-operating income (expense)	(0.1)

Total		$(4.4)

Net realized and unrealized gains and losses attributable to derivatives held by separate account assets and liabilities accrue directly to the contract owner and are not reported as non-operating income (expense) in the Company’s condensed consolidated statements of income.

9. Goodwill

Goodwill at March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

(Dollar amounts in millions)
December 31, 2009, as reported	$12,570
BGI purchase price allocation adjustment	68

December 31, 2009, as adjusted	12,638
Other net additions	3

March 31, 2010	$12,641

In accordance with ASC 805, goodwill has been retrospectively adjusted to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. During the three months ended March 31, 2010, goodwill increased by $71 million. The increase relates primarily to purchase price allocation adjustments related to the BGI Transaction, the purchase of substantially all of the net assets of Helix Financial Group, LLC, offset by a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At March 31, 2010, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $364 million. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2009, as reported	$16,566	$1,082	$17,648
BGI purchase price allocation adjustments	25	(7)	18

December 31, 2009, as adjusted	16,591	1,075	17,666
Amortization expense	—	(40)	(40)

March 31, 2010	$16,591	$1,035	$17,626

In accordance with ASC 805, intangible assets have been retrospectively adjusted to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. During the three months ended March 31, 2010, intangible assets decreased $22 million related to amortization, partially offset by BGI purchase price allocation adjustments.

11. Borrowings

Short-Term Borrowings

2007 Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2010.

The 2007 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.43% and a maturity date during May 2010.

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 Facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts. Bank of America Corporation (“Bank of America”), a related party, has a $140 million participation under the 2007 facility.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

11. Borrowings (continued)

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

The Company began issuance of CP Notes under the CP Program on November 4, 2009. As of March 31, 2010, BlackRock had approximately $780 million of outstanding CP Notes with a weighted average interest rate of 0.20% and a weighted average maturity of 22 days. As of May 6, 2010, BlackRock had $616 million of outstanding CP Notes with a weighted average interest rate of 0.23% and a weighted average maturity of 23 days.

Japan Commitment-line

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the Japan Commitment-line was one year and interest accrued at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At March 31, 2010, the Company had no borrowings outstanding on the Japan Commitment-line.

Convertible Debentures

The carrying value of the 2.625% convertible debentures due in 2035 included the following:

(Dollar amounts in millions)	March 31, 2010	December 31, 2009
Maturity amount	$95	$243
Unamortized discount	—	—

Carrying value	$95	$243

The Company recognized $1 million and $3 million for the three months ended March 31, 2010 and 2009, respectively of interest expense, comprised of $1 million and $2 million related to the coupon and less than $1 million and $1 million related to amortization of the discount for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the estimated fair value of the convertible debentures was $204 million, which was estimated using a market price at March 31, 2010.

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity. During the three months ended March 31, 2010, holders of $148 million of debentures converted their holdings into cash and shares. In addition, through May 6, 2010, holders of an additional $24 million of debentures elected to convert their holdings into cash and shares.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

11. Borrowings (continued)

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

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program and for general corporate purposes. Interest on these notes is payable semi-annually on June 10 and December 10 of each year beginning June 10, 2010, or approximately $96 million per year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million that is being amortized over the term of the notes. The Company incurred approximately $13 million in debt issuance costs, which are included in other assets on the condensed consolidated statements of financial condition and are being amortized over the terms of the these notes.

Carrying Value and Fair Value of Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using an applicable bond index at March 31, 2010 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(3)	(9)

Carrying value	$499	$999	$696	$997	$3,191

Fair value	$504	$1,010	$768	$1,001	$3,283

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

11. Borrowings (continued)

Carrying Value and Fair Value of Long-Term Borrowings (continued)

The carrying value and fair value of long-term borrowings estimated using an applicable bond index at December 31, 2009 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long- term Borrowings

Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(3)	(9)

Carrying value	$499	$999	$696	$997	$3,191

Fair value	$497	$987	$751	$987	$3,222

12. Commitments and Contingencies

Investment Commitments

At March 31, 2010 the Company had approximately $301 million of investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Amounts to be funded generally are callable at any point prior to the expiration of the commitment. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds.

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

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

12. Commitments and Contingencies (continued)

Indemnifications

In the ordinary course of business, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

Under the transaction agreement in the MLIM Transaction, the Company has agreed to indemnify Merrill Lynch & Co., Inc. (“Merrill Lynch”) for losses it may incur arising from (1) any alleged or actual breach, failure to comply, violation or other deficiency with respect to any regulatory or fiduciary requirements relating to the operation of BlackRock’s business, (2) any fees or expenses incurred or owed by BlackRock to any brokers, financial advisors or comparable other persons retained or employed by BlackRock in connection with the MLIM Transaction, and (3) certain specified tax covenants.

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

Management believes that the likelihood of any liability arising under the MLIM Transaction and BGI Transaction indemnification provisions is remote. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock. Consequently, no liability has been recorded on the Company’s condensed consolidated statements of financial condition.

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

In connection with the SSR Transaction, which closed in January 2005, the Company will make an additional contingent payment in 2010 of approximately $9 million.

London Lease

In January 2010, the Company entered into an agreement with Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust, for the lease of approximately 292,418 square feet of office and ancillary (including retail) space located at Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

The term of the lease began on February 17, 2010 (the “Effective Date”) and will continue for twenty five years, with the option to renew for an additional five year term. The lease provides for total annual base rental payments of approximately £13 million (exclusive of value added tax and other lease charges, or approximately $21.7 million based on an exchange rate of $1.60 per £1), payable quarterly in advance. The annual rent is subject to increase on each fifth anniversary of the Effective Date to the then open market rent. The lease includes an initial rent free period for thirty six (36) months and twenty two (22) days following the Effective Date.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

13. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended March 31,
(Dollar amounts in millions)	2010	2009

Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$90	$64
Long-term incentive plans funded by PNC	15	15
Stock options	3	3

Total stock-based compensation	$108	$82

Restricted Stock and RSUs

Restricted stock and RSU activity at March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2009	5,360,463	$154.75
Granted	2,796,005	$239.47
Converted	(1,279,522)	$154.72
Forfeited	(161,023)	$161.92

March 31, 2010	6,715,923	$189.86

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2010, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	846,884 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant.

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

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

13. Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

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

At March 31, 2010, there was $826 million in total unrecognized compensation cost related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.0 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240 million in deferred compensation awards, of which the Company previously granted approximately $233 million. Approximately $208 million of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were payable approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. During the three months ended March 31, 2010, approximately $6 million of previously issued 2002 LTIP Awards resulted in the settlement of cash and BlackRock shares held by PNC at a conversion price approximating the market price on the settlement date. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC.

Stock Options

Options outstanding at March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2009	2,641,836	$98.59
Exercised	(202,310)	$38.49

March 31, 2010	2,439,526	$103.57

The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $35 million.

At March 31, 2010, the Company had $18 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

14. Related Party Transactions

Loan Commitments with Anthracite

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At March 31, 2010, $33.5 million of financing was outstanding and remains outstanding as of May 2010, which is past its final maturity date of March 5, 2010. At March 31, 2010, the value of the collateral was estimated to be $10 million, which resulted in a $2.5 million reduction in due from related parties on the Company’s condensed consolidated statement of financial condition and an equal amount recorded in general and administrative expense in the three months ended March 31, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under chapter 7 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. The management agreement between the Company and Anthracite has expired. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

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

Banking Regulatory Requirements

BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly-owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust activities. BTC is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s condensed consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that invoke quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Broker-dealers

BlackRock Investments, LLC, BlackRock Capital Markets, LLC, BlackRock Execution Services and BlackRock Fund Distribution Company are registered broker-dealers and wholly-owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements as of March 31, 2010

At March 31, 2010, the Company was required to maintain approximately $818 million in net capital in certain regulated subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

16. Capital Stock

Non-voting Participating Preferred Stock

	March 31, 2010	December 31, 2009
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued	124,620,593	112,817,151
Shares outstanding	124,620,593	112,817,151
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued	2,866,439	2,889,467
Shares outstanding	2,866,439	2,889,467
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	11,203,442
Shares outstanding	—	11,203,442

Capital Exchanges

In January 2010, 600,000 common shares were exchanged for Series B preferred stock and all 11,203,442 Series D preferred stock outstanding at December 31, 2009 were exchanged for Series B preferred stock.

PNC Contribution

During the three months ended March 31, 2010, PNC contributed 23,028 of Series C preferred stock in connection with its share surrender agreement to fund certain LTIP awards.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc. allocated to:
Common shares	$417	$417	$82	$82
Participating RSUs	6	6	2	2

Total net income attributable to BlackRock, Inc.	$423	$423	$84	$84

Weighted-average common shares outstanding	189,676,023	189,676,023	130,216,218	130,216,218

Dilutive effect of stock options and non-participating restricted stock units		1,723,512		845,382
Dilutive effect of convertible debt		752,716		379,270
Dilutive effect of acquisition-related contingent stock payments		—		356,319

Total weighted-average shares outstanding		192,152,251		131,797,189

Earnings per share attributable to BlackRock, Inc., common stockholders:	$2.20	$2.17	$0.63	$0.62

Due to the similarities in terms between BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B, C and D non-voting participating preferred stock to be a common stock equivalent for purposes of earnings per share calculations. As such, the Company has included the outstanding series A, B, C and D non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, 743,869 RSUs were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos Group (“Quellos”). The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. In 2008 and 2009, a total of 322,845 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price. The remaining 868,940 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

18. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory, distribution fees and other revenue for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(Dollar amounts in millions)	2010	2009
Equity	$955	$242
Fixed income	363	200
Multi-asset	167	99
Alternative investment products	186	95
Cash management	132	175

Total investment advisory, administration fees, securities lending revenue and performance fees	1,803	811
BlackRock Solutions and advisory	113	135
Distribution fees	28	25
Other revenue	51	16

Total revenue	$1,995	$987

The following table illustrates the Company’s total revenue for the three months ended March 31, 2010 and 2009 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced.

(Dollar amounts in millions)	Three Months Ended March 31,
		% of		% of
Revenues	2010	total	2009	total
Americas	$1,364	68%	$767	78%
Europe	511	26%	191	19%
Asia-Pacific	120	6%	29	3%

Total revenues	$1,995	100%	$987	100%

PART I—FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(continued)

(unaudited)

18. Segment Information (continued)

The following table shows the Company’s long-lived assets, including goodwill and property and equipment at March 31, 2010 and December 31, 2009 and does not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-Lived Assets	March 31, 2010		December 31, 2009
Americas	$12,969	99%	$12,961	99%
Europe	52	—%	46	—%
Asia-Pacific	70	1%	74	1%

Total long-lived assets	$13,091	100%	$13,081	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

19. Subsequent Events

Additional Subsequent Event Review

In addition to the subsequent events included in the notes to the financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

PART I—FINANCIAL INFORMATION (continued)

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s economic investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to integrate the operations of Barclays Global Investors.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of March 31, 2010, the Company managed $3.364 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company’s products include equities, fixed income, multi-asset class, alternatives and cash management, and offer clients diversified access to global markets through separate accounts, collective trust funds, mutual funds, exchange traded funds, hedge funds and closed-end funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On December 1, 2009, BlackRock acquired from Barclays Bank PLC (“Barclays”) all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) in exchange for capital shares valued at closing of $8.53 billion and $6.65 billion in cash.

At March 31, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
Bank of America Corporation/Merrill Lynch & Co. Inc.	3.7%	33.8%
The PNC Financial Services Group, Inc. (“PNC”)	34.4%	24.2%
Barclays	4.7%	19.6%
Other	57.2%	22.4%

	100.0%	100.0%

(1)	Includes outstanding common and preferred stock only.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following table summarizes BlackRock’s operating performance for each of the three months ended March 31, 2010, December 31, 2009 and March 31, 2009.

	Three Months Ended			Variance vs. Three Months Ended
	March 31,		December 31,	March 31, 2009		December 31, 2009
	2010	2009	2009	Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$1,995	$987	$1,544	$1,008	102%	$451	29%
Total expenses	$1,341	$716	$1,155	$625	87%	$186	16%
Operating income	$654	$271	$389	$383	141%	$265	68%
Operating margin	32.8%	27.5%	25.2%	5.3%	19%	7.6%	30%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests[1]	$(3)	$(157)	$17	$154	98%	$(20)	NM
Net income attributable to BlackRock, Inc.	$423	$84	$256	$339	404%	$167	65%
Diluted earnings per common share(e)	$2.17	$0.62	$1.62	$1.55	250%	$0.55	34%
As adjusted:
Operating income(a)	$727	$307	$561	$420	137%	$166	30%
Operating margin(a)	38.9%	37.2%	39.7%	1.7%	5%	(0.8)%	(2)%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests1, (b)	$(6)	$(153)	$13	$147	96%	$(19)	NM
Net income attributable to BlackRock, Inc.(c),(d)	$469	$110	$379	$359	326%	$90	24%
Diluted earnings per common share(c),d),(e)	$2.40	$0.81	$2.39	$1.59	196%	$0.01	—%
Other:
Diluted weighted-average common shares outstanding(e)	192,152,251	131,797,189	155,040,242	60,355,062	46%	37,112,009	24%
Assets under management	$3,363,898	$1,283,355	$3,346,256	$2,080,543	162%	$17,642	1%

NM – Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

(Dollar amounts in millions)	Three Months Ended
	March 31,		December 31,
	2010	2009	2009
Operating income, GAAP basis	$654	$271	$389
Non-GAAP adjustments:
BGI transaction/integration costs
Employee compensation and benefits	18	—	60
General and administration	34	—	92

Total BGI transaction/integration costs	52	—	152
PNC LTIP funding obligation	15	15	14
Merrill Lynch compensation contribution	3	3	2
Restructuring charges	—	22	—
Compensation expense related to appreciation (depreciation) on deferred compensation plans	3	(4)	4

Operating income, as adjusted	727	307	561
Closed-end fund launch costs	—	2	—
Closed-end fund launch commissions	—	1	—

Operating income used for operating margin measurement	$727	$310	$561

Revenue, GAAP basis	$1,995	$987	$1,544
Non-GAAP adjustments:
Distribution and servicing costs	(100)	(127)	(106)
Amortization of deferred mutual fund sales commissions	(26)	(27)	(24)

Revenue used for operating margin measurement	$1,869	$833	$1,414

Operating margin, GAAP basis	32.8%	27.5%	25.2%

Operating margin, as adjusted	38.9%	37.2%	39.7%

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Restructuring charges recorded in 2009 consist of compensation costs, occupancy costs and professional fees. BGI transaction/integration costs recorded in 2010 and 2009 consist principally of certain advisory payments, compensation expense, legal fees, marketing and consulting expenses incurred in conjunction with the BGI transaction. The expenses associated with restructuring and BGI transaction and integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help enhance the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution, a portion of which has been received, have been excluded because these charges ultimately do not impact BlackRock’s book value.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction/integration costs, closed-end fund launch costs, commissions and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance for BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes that excluding such costs is useful to BlackRock because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred mutual fund sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

PART I—FINANCIAL INFORMATION (continued)

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

(Dollar amounts in millions)	Three Months Ended
	March 31,		December 31,
	2010	2009	2009
Non-operating income (expense), GAAP basis	$2	$(179)	$18
Less: Net income (loss) attributable to NCI, GAAP basis	5	(22)	1

Non-operating income (expense)(1)	(3)	(157)	17
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	4	(4)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted(1)	$(6)	$(153)	$13

(1)	Includes net income (loss) attributable to NCI (redeemable and non-redeemable) related to investment activities.

Management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with depreciation (appreciation) on assets related to certain deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

PART I—FINANCIAL INFORMATION (continued)

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

(Dollar amounts in millions)	Three Months Ended
	March 31,		December 31,
	2010	2009	2009
Net income attributable to BlackRock, Inc., GAAP basis	$423	$84	$256
Non-GAAP adjustments, net of tax:(d)
BGI transaction/integration costs	34	—	108
PNC LTIP funding obligation	10	10	12
Merrill Lynch compensation contribution	2	2	3
Restructuring charges	—	14	—

Net income attributable to BlackRock, Inc., as adjusted	$469	$110	$379

Allocation of net income attributable to BlackRock, Inc., as adjusted: (f)
Common shares(e)	$462	$107	$371
Participating RSUs	7	3	8

Net income attributable to BlackRock, Inc., as adjusted	$469	$110	$379

Diluted weighted average common shares outstanding(e)	192,152,251	131,797,189	155,040,242

Diluted earnings per common share, GAAP basis(e)	$2.17	$0.62	$1.62

Diluted earnings per common share, as adjusted(e)	$2.40	$0.81	$2.39

The restructuring charges and BGI transaction and integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help enhance the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the Merrill Lynch cash compensation contribution, a portion of which has been received, has been excluded from net income attributable to BlackRock, Inc., as adjusted, because these charges ultimately do not impact BlackRock’s book value.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(d) For the quarters ended March 31, 2010, March 31, 2009 and December 31, 2009 non-GAAP adjustments were tax effected at 35%, 35% and 26.8%, respectively, which reflect the blended rate applicable to the adjustments. BlackRock’s tax rate in fourth quarter 2009 includes the impact of changes in the fourth quarter to the respective full year blended rate applicable to the adjustments.

(e) Series A, B, C and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units (“RSUs”) are not included in this number as they are deemed participating securities in accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings per Share (“ASC 260-10”).

(f) Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in ASC 260-10.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Australia and Germany. The Company provides a wide array of taxable and tax-exempt fixed income, equity and multi-asset class investment funds, including exchange traded funds and mutual funds, and separate accounts, as well as a wide assortment of index-based equity and alternative investment products for a diverse global clientele. BlackRock provides global advisory services for investment funds and other non-U.S. retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income and equities. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds, including exchange traded funds. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement, which following Bank of America Corporation’s acquisition of Merrill Lynch, runs through January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees, based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. Historically, the magnitude of performance fees in the fourth quarter exceeds the first three calendar quarters in a year due to the higher number of products with performance measurement periods that end on December 31.

PART I—FINANCIAL INFORMATION (continued)

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

The Company also earns fees for transition management services comprised of referral fees or agency commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of its customers. Commissions and clearing expenses related to transition management services are recorded on a trade-date basis as securities transactions occur.

Operating expenses reflect employee compensation and benefits, distribution and servicing costs, amortization of deferred mutual fund sales commissions, direct fund expenses, general and administration expenses and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense reflects salaries, commissions, severance, deferred and incentive compensation, employer payroll taxes and related benefit costs.

•

Distribution and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement and to PNC-affiliated entities, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

•

Direct fund expenses consist primarily of third party non-advisory expenses incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expenses, audit and tax services as well as other fund related expenses directly attributable to the non-advisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

BlackRock holds investments primarily in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans, or for regulatory purposes. Non-operating income (expense) and other comprehensive income for available-for-sale investments includes the impact of changes in the valuations or pick up of equity method earnings of these investments, as well as interest and dividend income and interest expense.

In addition, non-operating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and collateralized loan obligations. The portion of non-operating income (expense) not attributable to BlackRock is allocated to non-controlling interests.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

AUM for reporting purposes is generally based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

BlackRock, Inc.

Assets Under Management 1

By Asset Class

				Variance vs.
(Dollar amounts in millions)	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Equity
Index	$1,229,253	$1,183,005	$50,065	4%	NM
Active	353,269	353,050	141,447	—%	150%
Fixed income
Index	470,589	459,744	3,075	2%	NM
Active	588,594	595,883	469,581	(1)%	25%
Multi-asset class	154,750	142,029	73,972	9%	109%
Alternative	101,886	102,101	53,592	—%	90%

Long-term	2,898,341	2,835,812	791,732	2%	266%
Cash management	306,536	349,277	322,478	(12)%	(5)%

Sub-total	3,204,877	3,185,089	1,114,210	1%	188%
Advisory [2]	159,021	161,167	169,145	(1)%	(6)%

Total	$3,363,898	$3,346,256	$1,283,355	1%	162%

NM—Not Meaningful

[1]	Data reflects the reclassification of prior period AUM into the current period presentation.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Mix of Assets Under Management

By Asset Class 1

	March 31, 2010	December 31, 2009	March 31, 2009
Equity
Index	37%	35%	4%
Active	10%	11%	11%
Fixed income
Index	14%	14%	—%
Active	17%	18%	37%
Multi-asset class	5%	4%	6%
Alternative	3%	3%	4%

Long-term	86%	85%	62%
Cash management	9%	10%	25%

Sub-total	95%	95%	87%
Advisory [2]	5%	5%	13%

Total	100%	100%	100%

[1]	Data reflects the reclassification of prior period AUM into the current period presentation.
[2]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM1 for the three months ended March 31, 2010.

(Dollar amounts in millions)	December 31,	Net subscriptions	Market appreciation	Foreign	March 31,
	2009	(redemptions)[2]	(depreciation)	exchange[3]	2010
Equity
Index	$1,183,005	$4,560	$51,662	$(9,974)	$1,229,253
Active	353,050	(7,929)	11,833	(3,685)	353,269
Fixed income
Index	459,744	13,608	7,412	(10,175)	470,589
Active	595,883	(14,350)	11,305	(4,244)	588,594
Multi-asset class	142,029	10,559	4,346	(2,184)	154,750
Alternative	102,101	2,465	(1,686)	(994)	101,886

Long-term	2,835,812	8,913	84,872	(31,256)	2,898,341
Cash management	349,277	(39,599)	77	(3,219)	306,536

Sub-total	3,185,089	(30,686)	84,949	(34,475)	3,204,877
Advisory[4]	161,167	(2,864)	(177)	895	159,021

Total	$3,346,256	$(33,550)	$84,772	$(33,580)	$3,363,898

[1]	Data reflects the reclassification of prior period AUM into the current period presentation.
[2]	Includes distributions representing return of capital and return on investment to investors.
[3]	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
[4]	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $18 billion, or 1%, to $3.364 trillion at March 31, 2010, compared to $3.346 trillion at December 31, 2009. The growth in AUM was primarily attributable to $85 billion in net market appreciation and $9 billion in net subscriptions in long-term mandates, partially offset by $34 billion in net foreign exchange movements, $40 billion of net outflows in cash management products and $3 billion of distributions in advisory assignments. Net market appreciation of $85 billion included $63 billion of net appreciation in equity products due to an increase in global equity markets, $19 billion in fixed income products due to current income and changes in interest rate spreads and $4 billion in multi-asset class products. The $34 billion net decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar primarily against the Pound Sterling, which resulted in a decrease in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Net Subscriptions/(Redemptions)

Net redemptions of $34 billion for the three months ended March 31, 2010 included distributions of $40 billion from institutional clients, partially offset by net subscriptions of $2 billion from retail and high net worth clients and $4 billion from iShares® clients.

Net subscriptions in long-term mandates of $9 billion were primarily the result of $11 billion net subscriptions in multi-asset class products related to $8 billion in asset allocation products and $3 billion in target date/risk and other products, $14 billion in index fixed income products concentrated in U.S. target duration and U.S. sector-specialty strategies, $5 billion in index equity products and $2 billion in alternative products, which were offset by $14 billion net redemptions in active fixed income products primarily related to U.S. targeted duration and global fixed income products and $8 billion in net redemptions in active equity products concentrated in U.S. equity and regional/country quantitative funds. Net outflows included $40 billion in cash management products as a result of asset reallocation by both institutional and retail/high net worth investors due to exceptionally low level yields. Cash management net outflows included $34 billion and $6 billion from U.S. institutional and retail/high net worth clients, respectively. Advisory AUM outflows included $3 billion of net distributions from long-term liquidation portfolios.

The following table presents the component changes in BlackRock’s AUM1 for the twelve months ended March 31, 2010.

	March 31,	Net subscriptions		Market appreciation	Foreign	March 31,
(Dollar amounts in millions)	2009	(redemptions)[2]	Acquisitions[3]	(depreciation)	exchange[4]	2010
Equity
Index	$50,065	$32,632	$1,055,456	$105,007	$(13,907)	$1,229,253
Active	141,447	1,548	132,205	76,986	1,083	353,269
Fixed income
Index	3,075	20,318	467,768	(3,744)	(16,828)	470,589
Active	469,581	17,202	49,491	51,131	1,189	588,594
Multi-asset class	73,972	21,436	36,408	23,011	(77)	154,750
Alternative	53,592	542	49,395	(1,209)	(434)	101,886

Long-term	791,732	93,678	1,790,723	251,182	(28,974)	2,898,341
Cash management	322,478	(73,070)	59,530	65	(2,467)	306,536

Sub-total	1,114,210	20,608	1,850,253	251,247	(31,441)	3,204,877
Advisory[5]	169,145	(15,742)	—	103	5,515	159,021

Total	$1,283,355	$4,866	$1,850,253	$251,350	$(25,926)	$3,363,898

[1]	Data reflects the reclassification of prior period AUM into the current period presentation.
[2]	Includes distributions representing return of capital and return on investment to investors.
[3]	Includes AUM acquired from Barclays in December 2009 and R3 Capital Management, LLC in April 2009 and acquisition adjustments to conform to current period combined AUM policy.
[4]	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
[5]	Advisory AUM represents long-term portfolio liquidation assignments.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM increased approximately $2.081 trillion, or 162%, to $3.364 trillion at March 31, 2010, compared to $1.283 trillion at March 31, 2009. The growth in AUM was primarily attributable to $1.849 trillion acquired in the BGI Transaction, $1 billion acquired from R3 Capital Management, LLC, $251 billion in net market appreciation, $94 billion of net subscriptions in long-term mandates, partially offset by $73 billion of net outflows in cash management products, $26 billion in foreign exchange movements and $16 billion in advisory assignments. Net market appreciation of $251 billion included $182 billion of net appreciation in equity products due to an increase in global equity markets, $47 billion in fixed income products due to current income and changes in interest rate spreads and $23 billion in multi-asset class products. The $26 billion net decrease in AUM from foreign exchange movements was across long-term products, partially offset by a foreign exchange increase in advisory long-term portfolio liquidation assignments.

Net Subscriptions/(Redemptions)

Net subscriptions of $5 billion for the twelve months ended March 31, 2010 included $16 billion from investors in iShares and $14 billion from retail and high net worth clients, partially offset by $25 billion of net redemptions from institutional clients.

Net subscriptions were attributable to net new business of $33 billion in index equity products spread across U.S. equity and regional/country strategies, $2 billion in active equity products, $20 billion in index fixed income products including U.S. sector, targeted duration and local currency strategies, $21 billion in multi-asset class products primarily related to asset allocation strategies, $17 billion in active fixed income products including $20 billion of inflows in local currency, $11 billion in U.S. sector products, $6 billion in U.S. core strategies and $4 billion in U.S. municipals partially offset by net redemptions of $16 billion in active targeted duration and $8 billion in global strategies. Cash management products had $73 billion of net outflows primarily in prime, government and tax exempt cash funds, as clients reallocated capital to long-term assets or bank deposit programs, which follows industry trends as investors search for higher yields in alternative products as interest rates remained at historic lows. Advisory AUM outflows included $16 billion of net distributions from long-term liquidation portfolios.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009.

The three months ended March 31, 2010 reflects the results of the BGI Transaction, which closed on December 1, 2009. Given the magnitude of the acquired business, certain line items variances are driven primarily by the inclusion of BGI results.

Revenue

	Three Months Ended
	March 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity
Index	$489	$5	$484	NM
Active	461	232	229	99%
Fixed income
Index	96	1	95	NM
Active	254	196	58	30%
Multi-asset class	166	98	68	69%
Alternative	155	93	62	67%
Cash management	132	175	(43)	(25)%

Total	1,753	800	953	119%
Investment advisory performance fees
Equity	5	5	—	—%
Fixed income	13	3	10	333%
Multi-asset class	1	1	—	—%
Alternative	31	2	29	NM

Total	50	11	39	355%
BlackRock Solutions and advisory	113	135	(22)	(16)%
Distribution fees	28	25	3	12%
Other revenue	51	16	35	219%

Total revenue	$1,995	$987	$1,008	102%

NM—Not Meaningful

Total revenue for the three months ended March 31, 2010 increased $1,008 million, or 102%, to $1,995 million, compared with $987 million for the three months ended March 31, 2009. Total revenue for the three months ended March 31, 2010 reflects the full quarter effect of the BGI acquisition. The $1,008 million increase was the result of a $953 million increase in total investment advisory, administration fees and securities lending revenue, a $39 million increase in performance fees, a $35 million increase in other revenue and a $3 million increase in distribution fees, partially offset by a $22 million decrease in BlackRock Solutions and advisory revenue.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009.

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase in investment advisory, administration fees and securities lending revenues of $953 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009 consisted of increases of $484 million in index equity products, $229 million in active equity products, $95 million in index fixed income products, $58 million in active fixed income products, $68 million in multi-asset class products and $62 million in alternative investment products, partially offset by a $43 million decrease in cash management products. The $953 million net increase primarily related to products acquired in the BGI acquisition as well as growth in long-term AUM due to market growth and net new business, partially offset by net redemptions in cash management products.

Performance Fees

Investment advisory performance fees increased $39 million, or 355%, to $50 million for the three months ended March 31, 2010, as compared to $11 million for the three months ended March 31, 2009, primarily due to an increase in performance fees in equity hedge funds and fixed income products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended March 31, 2010 decreased $22 million, or 16%, compared with the three months ended March 31, 2009. The decrease in BlackRock Solutions and advisory revenue was primarily due to fewer advisory assignments, including portfolio liquidation assignments, which have AUM based fees, partially offset by additional Aladdin® mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Other Revenue

	Three Months Ended
	March 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Other revenue:
Transition management service fees	$18	$6	$12	200%
Commissions revenue	9	5	4	80%
Equity method investment earnings (1)	6	1	5	500%
iPath® marketing fees (2)	6	—	6	NM
Other miscellaneous revenue	12	4	8	200%

Total other revenue	$51	$16	$35	219%

NM – Not Meaningful

(1)	Related to operating and advisory company investments.
(2)	Related to exchange traded notes issued by Barclays.

Other revenue of $51 million for the three months ended March 31, 2010 increased $35 million, or 219%, compared with the three months ended March 31, 2009. The increase in other revenue was primarily the result of a $12 million increase in fees earned for transition management services, a $6 million increase in marketing fees for the Barclays iPath products (exchange traded notes issued by Barclays), a $5 million increase in BlackRock’s share of underlying earnings from certain operating and advisory company investments and a $4 million increase in sales commissions as a result of the BGI acquisition.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009. (continued)

Expenses

	Three Months ended
	March 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	%
Expenses:
Employee compensation and benefits	$773	$351	$422	120%
Distribution and servicing costs	100	127	(27)	(21)%
Amortization of deferred mutual fund sales commissions	26	27	(1)	(4)%
Direct fund expenses	113	13	100	NM
General and administration	289	140	149	106%
Restructuring charges	—	22	(22)	(100)%
Amortization of intangible assets	40	36	4	11%

Total expenses, GAAP	$1,341	$716	$625	87%

Total expenses, GAAP	$1,341	$716	$625	87%
Less: Non-GAAP adjustments:
BGI integration costs
Employee compensation and benefits	18	—	18	NM
General and administration	34	—	34	NM

Total BGI transaction/integration costs	52	—	52	NM
PNC LTIP funding obligation	15	15	—	—%
Merrill Lynch compensation contribution	3	3	—	—%
Restructuring charges	—	22	(22)	(100)%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	3	(4)	7	NM

Total non-GAAP adjustments	73	36	37	103%

Total expenses, as adjusted	$1,268	$680	$588	86%

Employee compensation and benefits, as adjusted (1)	$734	$337	$397	118%

NM—Not Meaningful

(1)

Adjusted for BGI integration costs, PNC LTIP funding obligation, Merrill Lynch compensation cash contribution and compensation expense related to appreciation (depreciation) on certain deferred compensation plans.

Total GAAP expenses increased $625 million, or 87%, to $1,341 million for the three months ended March 31, 2010, compared to $716 million for the three months ended March 31, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $588 million, or 86%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, direct fund expenses, general and administration expenses, partially offset by a reduction of distribution and servicing costs.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

Employee compensation and benefits expense increased $422 million, or 120%, to $773 million, for the three months ended March 31, 2010, compared to $351 million for the three months ended March 31, 2009.

The increase in employee compensation and benefits expense, after excluding $18 million of BGI integration costs, was attributable to a $166 million increase in salaries, benefits and commissions, a $198 million increase in incentive compensation associated with the increase in operating income, a $31 million increase in stock-based compensation expense related to additional grants to a larger population at the end of January 2010 and a $9 million increase in deferred compensation, which is primarily offset by an increase in non-operating income related to appreciation on assets associated with certain deferred compensation plans. The $166 million increase in salaries, benefits and commissions reflects an increase in the number of employees primarily resulting from the BGI Transaction. Full time employees at March 31, 2010 totaled approximately 8,400 as compared to 5,200 at March 31, 2009.

Distribution and Servicing Costs

Distribution and servicing costs decreased $27 million to $100 million for the three months ended March 31, 2010, compared to $127 million for the three months ended March 31, 2009. These costs include payments to Bank of America Corporation (“Bank of America”)/Merrill Lynch under a global distribution agreement and payments to PNC as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $27 million decrease primarily related to lower levels of average cash management AUM serviced by Merrill Lynch and an increase in waivers within certain cash management funds, resulting in lower distribution payments.

Distribution and servicing costs for the three months ended March 31, 2010 included $59 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $5 million of costs attributable to PNC and affiliates as compared to $98 million and $5 million, respectively, in the three months ended March 31, 2009. Distribution and servicing costs related to other third parties increased $12 million to $36 million for the three months ended March 31, 2010, as compared to $24 million for the three months ended March 31, 2009 due to an expansion of distribution platforms.

Direct Fund Expenses

Direct fund expenses increased $100 million primarily related to the addition of BGI funds subject to these arrangements, under which BlackRock pays certain fund expenses.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Expenses (continued)

General and Administration Expenses

	Three months ended
	March 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
General and administration expenses:
Marketing and promotional	$70	$14	$56	400%
Occupancy	68	35	33	94%
Portfolio services	41	23	18	78%
Technology	39	25	14	56%
Professional services	32	12	20	167%
Closed-end fund launch costs	—	2	(2)	(100)%
Other general and administration	39	29	10	34%

Total general and administration expenses	$289	$140	$149	106%

Total general and administration expenses, as adjusted (1)	$255	$140	$115	82%

(1)	Adjusted for $34 million of BGI integration costs in the three months ended March 31, 2010.

General and administration expenses increased $149 million, or 106%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

The three months ended March 31, 2010 included $16 million, $9 million, $4 million, $2 million and $3 million of marketing, professional services, occupancy, technology, and other general and administration expenses, respectively, related to the integration of BGI. Excluding these expenses, general and administration expenses increased $115 million, or 82%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Marketing and promotional expenses increased $56 million, or 400%, primarily due to increase in travel, promotional and rebranding and advertising expenses. Occupancy increased $33 million primarily related to the BGI Transaction. Portfolio service costs increased $18 million, or 78%, to $41 million, due to an increase in market data and research expenses. Professional services increased $20 million, or 167%, to $32 million compared to $12 million for the three months ended March 31, 2009 primarily related to consulting and legal costs incurred in connection with the BGI Transaction. Other general and administration expenses increased $10 million, or 34%, to $39 million compared to $29 million for the three months ended March 31, 2009, primarily related to increases in communication and other non-income taxes, partially offset by a $10 million increase in foreign currency remeasurement benefits and an $11 million decrease as a result of an expense recorded in first quarter 2009 for a potentially uncollectible fee.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Expenses (continued)

Restructuring Charges

For the three months ended March 31, 2009, BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts.

Amortization of Intangible Assets

Amortization of intangible assets increased $4 million to $40 million for the three months ended March 31, 2010, as compared to $36 million for the three months ended March 31, 2009. The increase in amortization of intangible assets reflects amortization of finite-lived management contracts acquired in the BGI Transaction.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended
	March 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	%
Non-operating income (expense), GAAP basis	$2	$(179)	$181	NM
Less: Net income (loss) attributable to NCI, GAAP basis	5	(22)	(27)	NM

Non-operating (expense)[1]	(3)	(157)	154	98%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	4	(7)	NM

Non-operating (expense), as adjusted[1]	$(6)	$(153)	$147	96%

NM—Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	%
Net gain (loss) on investments[1]
Private equity	$8	$(20)	$28	NM
Real estate	(1)	(93)	92	99%
Distressed credit/mortgage funds	20	(12)	32	NM
Hedge funds/funds of hedge funds	6	(6)	12	NM
Other investments[2]	(3)	(15)	12	80%

Sub-total	30	(146)	176	NM
Investments related to deferred compensation plans	3	(4)	7	NM

Total net gain (loss) on investments[1]	33	(150)	183	NM

Interest and dividend income	4	8	(4)	(50)%
Interest expense	(40)	(15)	(25)	167%

Net interest expense	(36)	(7)	(29)	414%

Total non-operating income (expense)[1]	(3)	(157)	154	98%
Compensation expense related to depreciation (appreciation) on deferred compensation plans	(3)	4	(7)	NM

Non-operating income (expense), as adjusted[1]	$(6)	$(153)	$147	96%

NM—Not Meaningful

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
[2]	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $154 million to $3 million for the three months ended March 31, 2010, as compared to $157 million for the three months ended March 31, 2009. The $3 million non-operating expense, net of non-controlling interests, was comprised of $33 million of net gains on investments which was more than offset by $36 million of net interest expense.

The $33 million net gain on investments, less non-controlling interests, related to the Company’s co-investment and seed investments, included net gains in private equity products of $8 million, distressed credit/mortgage funds of $20 million, hedge funds/funds of hedge funds of $6 million, and deferred compensation plans of $3 million, partially offset by a $3 million and a $1 million decrease in valuations from other investments and real estate equity/debt products, respectively.

Net interest expense was $36 million, an increase of $29 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes.

Net Economic Investment Portfolio

The Company reviews its net economic exposure to its investment portfolio by reducing its GAAP investments by the net assets attributable to non-controlling interests of consolidated sponsored investment funds. Changes in the investment portfolio are due to purchases, sales, maturities, distributions as well as the impact of valuations. The following table represents the carrying value, by asset type, at March 31, 2010 and 2009:

(Dollar amounts in millions)	March 31,	March 31,	Variance
	2010	2009	Amount	% Change
Private equity	$239	$212	$27	13%
Real estate	47	64	(17)	(27)%
Distressed credit/mortgage funds	200	160	40	25%
Hedge funds/funds of hedge funds	125	112	13	12%
Other investments	236	137	99	72%

Total net “economic” investment exposure	847	685	162	24%
Deferred compensation investments	71	54	17	31%
Hedged investments	24	44	(20)	(45)%

Total net “economic” investments	$942	$783	$159	20%

Income Tax Expense

Income tax expense was $228 million and $30 million for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate for the three months ended March 31, 2010 was 35.0%, as compared to 26.3% for the three months ended March 31, 2009. Excluding a $10 million tax benefit related to a decrease in unrecognized tax benefits related to the final resolution of an outstanding tax matter in the three months ended March 31, 2009, the effective income tax rate for this period was approximately 35%.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $654 million for the three months ended March 31, 2010, which was an increase of $383 million compared to the three months ended March 31, 2009. Operating income for the three months ended March 31, 2010 included the full quarter effect of revenue and expenses related to the acquisition of BGI and $52 million of BGI integration costs. The integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, marketing and consulting expenses.

The increase in operating income for the three months ended March 31, 2010 included the effect of a $953 million increase in investment advisory, administration fees and securities lending revenue associated with the acquired BGI AUM and growth in long-term AUM related to net market appreciation and net subscriptions, a $39 million increase in performance fees revenue and a $38 million increase in distribution fees and other revenue, partially offset by a $22 million reduction in BlackRock Solutions and advisory revenue. The increase in total revenue is partially offset by a $625 million net increase in operating expenses due to increases in employee compensation and benefits, direct fund expenses, general and administration expenses and amortization of intangible assets, partially offset by decreases in distribution and servicing costs and restructuring expenses.

The Company’s operating margin was 32.8% for the three months ended March 31, 2010, compared to 27.5% for the three months ended March 31, 2009. The increase in operating margin for three months ended March 31, 2010 as compared to the three months ended March 31, 2009 included the effect of the BGI Transaction, an $11 million decrease in expenses as a result of an expense recorded in first quarter 2009 for a potentially uncollectible fee and an increase in foreign currency remeasurement benefits from $2 million in the three months ended March 31, 2009 to $12 million in the three months ended March 31, 2010, partially offset by $52 million of BGI integration costs, an increase in stock-based compensation expense related to RSU grants in January 2010 as well as the commencement of additional strategic investments to grow the franchise.

As Adjusted

Operating income, as adjusted, totaled $727 million for the three months ended March 31, 2010, which was an increase of $420 million compared to the three months ended March 31, 2009. The increase in operating income, as adjusted, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is related to the effect of the $1,008 million increase in total revenue, partially offset by a $588 million increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by a decrease in distribution and servicing costs.

Operating margin, as adjusted, was 38.9% and 37.2% for the three months ended March 31, 2010 and 2009, respectively. The increase in operating margin reflects the initial synergies from the acquisition of BGI, an $11 million decrease in expenses as a result of an expense recorded in first quarter 2009 for a potentially uncollectible fee and an increase in foreign currency remeasurement benefits from $2 million in the three months ended March 31, 2009 to $12 million in the three months ended March 31, 2010, partially offset by an increase in stock-based compensation related to RSU grants in January 2010 and the commencement of additional strategic investments to grow the franchise.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,			Three months ended March 31,
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$654	$271	141%	$727	$307	137%
Non-operating (expense)[1]	(3)	(157)	98%	(6)	(153)	96%
Income tax expense	(228)	(30)	NM	(252)	(44)	473%

Net income attributable to BlackRock, Inc.	$423	$84	404%	$469	$110	326%

Allocation of net income attributable to BlackRock, Inc.:
Common shares	$417	$82	409%	$462	$107	332%
Participating RSUs	6	2	200%	7	3	133%

Net income attributable to BlackRock, Inc.	$423	$84	404%	$469	$110	326%

Diluted weighted-average common shares outstanding[2]	192,152,251	131,797,189	46%	192,152,251	131,797,189	46%
Diluted earnings per common share	$2.17	$0.62	250%	$2.40	$0.81	196%

[1]	Includes net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
[2]

Series A, B, C, and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the three months ended March 31, 2010 includes operating income of $654 million, or $2.18 per diluted common share and non-operating expenses, less net income attributable to non-controlling interests, of $3 million, or $0.01 per diluted common share. Net income attributable to BlackRock, Inc. totaled $423 million, or $2.17 per diluted common share, for the three months ended March 31, 2010, which was an increase of $339 million, or $1.55 per diluted common share, compared to the three months ended March 31, 2009.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. for the three months ended March 31, 2010 included the after-tax effect of the BGI integration costs of $34 million, the after-tax effect of the portion of LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees.

Net income attributable to BlackRock, Inc. of $84 million for the three months ended March 31, 2009 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, restructuring charges of $14 million and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in third quarter 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.40 for the three months ended March 31, 2010 increased $1.59, or 196%, compared to the three months ended March 31, 2009.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2010 includes operating income of $727 million, or $2.42 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $6 million, or $0.02 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

In accordance with GAAP, certain BlackRock sponsored investment funds and collateralized loan obligations (“CLOs”) are consolidated into the financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority equity interest, if any, in these funds or CLOs. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to our ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and VIEs:

(Dollar amounts in millions)	Three Months Ended March 31, 2010
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash flows from operating activities	$(164)	$37	$(5)	$(196)
Cash flows from investing activities	(30)	(2)	—	(28)
Cash flows from financing activities	(1,755)	13	(4)	(1,764)
Effect of exchange rate changes on cash and cash equivalents	(56)	—	—	(56)

Net change in cash and cash equivalents	(2,005)	48	(9)	(2,044)
Cash and cash equivalents, beginning of period	4,708	75	9	4,624

Cash and cash equivalents, end of period	$2,703	$123	$—	$2,580

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds and VIEs at March 31, 2010 decreased $2,044 million from December 31, 2009, primarily resulting from $196 million of cash outflows from operating activities, $1,764 million of cash outflows from financing activities, $28 million of cash outflows from investing activities and a $56 million decrease due to the effect of foreign exchange rate changes.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

Operating Activities

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, revenues from BlackRock Solutions and advisory products and services and mutual fund distribution fees. BlackRock uses its cash to pay compensation and benefits, distribution and servicing costs, direct fund expenses, general and administration expenses, interest and principal on the Company’s borrowings, income taxes and dividends on BlackRock’s capital stock and to purchase co-investments and seed investments, and pay for capital expenditures.

Net cash outflows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2010, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Cash outflows for the three months ended March 31, 2010 included cash payments related to year end incentive compensation, including the payments for BGI employee compensation accruals assumed in the BGI Transaction.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2010 were $28 million and primarily included $28 million of purchases of investments and $44 million of purchases of property and equipment, partially offset by $29 million of net proceeds from sales and maturities of investments and $20 million of return of capital from equity method investees.

Financing Activities

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2010 primarily included repayments of short-term borrowings and convertible debt of $1,354 million and $148 million, respectively, $196 million of payments for cash dividends and $114 million related to repurchases of common stock to satisfy tax withholding obligations of employees related to vesting of certain restricted stock awards.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2010	2009	Amount	%
Cash and cash equivalents	$2,703	$4,708	$(2,005)	(43)%
Cash and cash equivalents held by consolidated sponsored investment funds[1]	(123)	(75)	(48)	(64)%

Subtotal	2,580	4,633	(2,053)	(44)%
2007 credit facility—undrawn[2]	2,266	2,171	95	4%
Commercial paper[3]	(780)	(2,034)	1,254	62%

Total liquidity	$4,066	$4,770	$(704)	(15)%

Required regulatory capital[4]	$818	$857	$(39)	(5)%

[1]	The Company may not be able to access such cash to use in its operating activities.
[2]	Excludes $134 million and $129 million of undrawn amounts at March 31, 2010 and December 31, 2009, respectively related to Lehman Commercial Paper, Inc.
[3]	The outstanding commercial paper notes that are supported by the 2007 credit facility reduce the availability of the facility.
[4]	A portion of the required regulatory capital is partially met with cash and cash equivalents.

The $704 million decline in total liquidity during the three months ended March 31, 2010 is predominantly related to the payments of cash bonuses related to 2009 year end awards.

In addition, a significant portion of the Company’s $942 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Investment/Loan Commitments

At March 31, 2010, the Company had $301 million of various capital commitments to fund sponsored investment funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown. Therefore, amounts are shown to be paid upon the expiration date of the commitment. Actual payments could be made at any time prior to such expiration date and, if not called by that date, such commitments would expire. These commitments have not been recorded on the Company’s condensed consolidated statements of financial condition at March 31, 2010. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At March 31, 2010, $33.5 million of financing was outstanding and remains outstanding as of May 2010, which is past its final maturity date of March 5, 2010. At March 31, 2010, the value of the collateral was estimated to be $10 million, which resulted in a $2.5 million reduction in due from related parties on the Company’s condensed consolidated statement of financial condition and an equal amount recorded in general and administrative expense in the three months ended March 31, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under chapter 7 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. The management agreement between the Company and Anthracite has expired. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Short-term Borrowings

2007 Facility

In August 2007, the Company entered into a five-year, $2.5 billion unsecured revolving credit facility (the “2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2010. At March 31, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.43% and a maturity date during May 2010. Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances were used to finance a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, both related parties, as well as other third parties, act as dealers under the CP Program. At March 31, 2010 the CP Program was supported by the 2007 facility.

The Company began to issue CP Notes under the CP Program on November 4, 2009. As of March 31, 2010, BlackRock had approximately $780 million of outstanding CP Notes with a weighted average interest rate of 0.20% and a weighted average maturity of 22 days. As of May 6, 2010, BlackRock had $616 million of outstanding CP Notes supported by the 2007 facility with a weighted average interest rate of 0.23% and a weighted average maturity of 23 days. The Company expects that the outstanding balance of CP Notes may fluctuate throughout the year.

Japan Commitment-line

In June 2009, BlackRock Japan Co., Ltd., a wholly owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At March 31, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and on, and after, February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60 but not less than 30 days notice. During the three months ended March 31, 2010, holders of $148 million of debentures converted their holdings into cash and shares. At March 31, 2010, $95 million in convertible debentures were outstanding.

As of March 31, 2010, debt service and repayment requirements, assuming the convertible debentures are fully repaid in 2010, are $96 million for the remainder of 2010.

In addition, through May 6, 2010, holders of an additional $24 million of debentures elected to convert their holdings into cash and shares.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Contingent Payments Related to Quellos Transaction

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

Other Cash Uses

As certain acquired BGI receivables are collected, the Company will pay Barclays approximately $330 million, which was recorded as of December 31, 2009 in due to related parties on the condensed consolidated statement of financial condition, to settle certain non-interest bearing notes assumed in the BGI Transaction. As of March 2010, the Company had repaid approximately $100 million. In addition, in April 2010 the Company repaid approximately $155 million and it is anticipated that substantially all of the remainder of the notes will be repaid during the remainder of 2010.

In addition, BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly-owned subsidiary of the Company, may be required to purchase approximately $300 million of additional Federal Reserve Bank stock during the second quarter of 2010 pursuant to its regulatory requirements.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Barclays Support of Certain Securities Lending Related Cash Funds

Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At March 2010, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $2.2 billion. At March 31, 2010, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary of these funds.

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

BTC is chartered as a national bank that does not accept client deposits and whose powers are limited to trust activities. BTC provides investment management services, including investment advisory and securities lending agency services to institutional investors and other clients. BTC is subject to various regulatory capital and liquid asset requirements administered by Federal banking agencies.

At March 31, 2010, the Company was required to maintain approximately $818 million in net capital in certain regulated subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

PART I—FINANCIAL INFORMATION (continued)

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

The following table represents investments measured at fair value on a recurring basis at March 31, 2010:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(3)	Investments at March 31, 2010
Total investments, GAAP	$235	$101	$656	$104	$1,096
Net assets for which the Company does not bear “economic” exposure (1)	(46)	21	(129)	—	(154)

Net “economic” investments (2)	$189	$122	$527	$104	$942

(1)	Consists of net assets attributable to non-controlling investors of consolidated non VIE sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from sponsored investment funds.
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

PART I—FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk

BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2010, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks

As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that all investments be reviewed by the Company’s Capital Committee, which consists of senior officers of the Company, and that certain investments may be referred to the Audit Committee or the Board of Directors, depending on the circumstances, for approval.

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At March 31, 2010, the outstanding total return swaps had an aggregate notional value of approximately $24 million.

PART I—FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks (continued)

At March 31, 2010, approximately $493 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	March 31, 2010	December 31, 2009	Variance
			Amount	%
Total investments, GAAP	$1,096	$1,049	$47	4%
Investments held by consolidated sponsored investment funds	(493)	(463)	(30)	(6)%
Net exposure to consolidated investment funds	339	258	81	31%

Total net “economic” investments	942	844	98	12%
Deferred compensation investments	(71)	(71)	—	—%
Hedged investments	(24)	(36)	12	33%

Total net “economic” investment exposure	$847	$737	$110	15%

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At March 31, 2010, the Company’s net exposure to market price risk in its investment portfolio was approximately $466 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include public equity and real estate investments, as well as certain hedge funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $46.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At March 31, 2010, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $381 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $7 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the euro, pound sterling, South Korean won and Australian dollars, was $78 million. A 10% adverse change in foreign exchange rates would result in approximately an $8 million decline in the carrying value of such investments.

PART I—FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Exchange Act) at March 31, 2010. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at March 31, 2010.

Internal Control over Financial Reporting

Other than the integration of certain information technology systems and processes of the acquired BGI business to those of BlackRock, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting. BlackRock is continuing to evaluate its internal controls as well as the internal controls of the acquired BGI business as BlackRock integrates the BGI business into the existing BlackRock business.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2010 through
January 31, 2010	4,032	[2]	$236.74	—	751,400

February 1, 2010 through
February 28, 2010	514,073	[2,3]	$213.45	—	751,400

March 1, 2010 through March 31, 2010	14,640	[2]	$217.05	—	751,400

Total	532,745		$213.73	—	751,400

[1]	On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date.
[2]

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

[3]	Includes 18,886 shares repurchased by the Company from employees in February 2010 pursuant to a put feature available in connection with the payment of certain 2002 LTIP awards.

PART II—OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

10.1(1)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Annual report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

By:	/S/ ANN MARIE PETACH
Ann Marie Petach
Managing Director & Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Annual report on Form 10-K for the year ended December 31, 2009.