Form 10-Q
period 2010-06-30
BlackRock Inc.
filed 2010-08-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 64,026,785 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$2,183	$4,708
Accounts receivable	1,989	1,718
Due from related parties	158	189
Investments	1,463	1,049
Separate account assets	105,476	119,629
Assets of consolidated variable interest entities
Cash and cash equivalents	61	—
Bank loans and other investments	1,290	—
Collateral held under securities lending agreements	18,304	19,335
Deferred sales commissions, net	91	103
Property and equipment (net of accumulated depreciation of $372 and $303 at June 30, 2010 and December 31, 2009, respectively)	433	443
Intangible assets (net of accumulated amortization of $535 and $466 at June 30, 2010 and December 31, 2009, respectively)	17,586	17,666
Goodwill	12,640	12,638
Other assets	592	588

Total assets	$162,266	$178,066

Liabilities
Accrued compensation and benefits	$798	$1,482
Accounts payable and accrued liabilities	1,099	850
Due to related parties	178	490
Short-term borrowings	444	2,234
Liabilities of consolidated variable interest entities
Borrowings	1,215	—
Other liabilities	6	—
Convertible debentures	71	243
Long-term borrowings	3,191	3,191
Separate account liabilities	105,476	119,629
Collateral liability under securities lending agreements	18,304	19,335
Deferred tax liabilities	5,601	5,518
Other liabilities	635	492

Total liabilities	137,018	153,464

Commitments and contingencies (Note 12)
Temporary equity
Redeemable non-controlling interests	94	49

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at June 30, 2010 and December 31, 2009;
Shares issued: 64,395,617 and 62,776,777 at June 30, 2010 and December 31, 2009, respectively;
Shares outstanding: 63,525,823 and 61,896,236 at June 30, 2010 and December 31, 2009, respectively
Preferred stock (Note 16)	1	1
Additional paid-in capital	22,284	22,127
Retained earnings	2,902	2,436
Appropriated retained earnings	89	—
Accumulated other comprehensive loss	(186)	(96)
Escrow shares, common, at cost (868,940 shares held at June 30, 2010 and December 31, 2009)	(137)	(137)
Treasury stock, common, at cost (854 and 11,601 shares held at June 30, 2010 and December 31, 2009, respectively)	—	(3)

Total BlackRock, Inc. stockholders’ equity	24,954	24,329
Nonredeemable non-controlling interests	159	224
Nonredeemable non-controlling interests of consolidated variable interest entities	41	—

Total permanent equity	25,154	24,553

Total liabilities, temporary equity and permanent equity	$162,266	$178,066

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,162	$589	$2,311	$1,139
Other third parties	630	268	1,234	518

Investment advisory, administration fees and securities lending revenue	1,792	857	3,545	1,657
Investment advisory performance fees	50	17	100	28
BlackRock Solutions and advisory	114	112	227	247
Distribution fees	32	23	60	48
Other revenue	44	20	95	36

Total revenue	2,032	1,029	4,027	2,016

Expenses
Employee compensation and benefits	709	390	1,482	741
Distribution and servicing costs
Related parties	64	96	128	199
Other third parties	33	29	69	53
Amortization of deferred sales commissions	27	26	53	53
Direct fund expenses	122	15	235	28
General and administration	340	176	629	316
Restructuring charges	—	—	—	22
Amortization of intangible assets	40	36	80	72

Total expenses	1,335	768	2,676	1,484

Operating income	697	261	1,351	532
Non-operating income (expense)
Net gain (loss) on investments	(13)	88	24	(84)
Net gain (loss) on consolidated variable interest entities	(29)	—	(28)	—
Interest and dividend income	5	4	9	12
Interest expense	(38)	(15)	(78)	(30)

Total non-operating income (expense)	(75)	77	(73)	(102)

Income before income taxes	622	338	1,278	430
Income tax expense	233	94	461	124

Net income	389	244	817	306
Less:
Net income (loss) attributable to redeemable non-controlling interests	2	1	2	1
Net income (loss) attributable to nonredeemable non-controlling interests	(45)	25	(40)	3

Net income attributable to BlackRock, Inc.	$432	$218	$855	$302

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.23	$1.62	$4.43	$2.25
Diluted	$2.21	$1.59	$4.38	$2.22
Cash dividends declared and paid per share	$1.00	$0.78	$2.00	$1.56
Weighted-average common shares outstanding:
Basic	190,975,161	130,928,926	190,329,206	130,574,535
Diluted	192,569,539	133,364,611	192,213,593	132,668,695

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$389	$244	$817	$306
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax
Unrealized holding gains (losses), net of tax	—	2	3	1
Less: reclassification adjustment included in net income	1	(6)	2	(14)

Net change from available-for-sale investments, net of tax(1)	(1)	8	1	15
Minimum pension liability adjustment	—	—	(1)	1
Foreign currency translation adjustments	(20)	103	(90)	89

Comprehensive income attributable to BlackRock, Inc.	$368	$355	$727	$411

(1)

The tax benefit (expense) on unrealized holding gains (losses) was less than $1 million and ($2) million during the three months ended June 30, 2010 and 2009, respectively, and ($1) million and ($5) million during the six months ended June 30, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	855	(25)	—	—	—	830	(12)	(3)	815	2
Dividends paid, net of dividend expense for unvested RSUs	—	(389)	—	—	—	—	(389)	—	—	(389)	—
Stock-based compensation	220	—	—	—	—	1	221	—	—	221	—
PNC LTIP capital contribution	5	—	—	—	—	—	5	—	—	5	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Net issuance of common shares related to employee stock transactions	(175)	—	—	—	—	66	(109)	—	—	(109)	—
Convertible debt conversions	(64)	—	—	—	—	64	—	—	—	—	—
Net tax benefit (shortfall) from stock-based compensation	43	—	—	—	—	—	43	—	—	43	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(5)	(5)	(10)	55
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(12)
Other change in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—
Foreign currency translation adjustments	—	—	—	(90)	—	—	(90)	—	—	(90)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	1	—	—	1	—	—	1	—

June 30, 2010	$22,286	$2,902	$89	($186)	($137)	$—	$24,954	$159	$41	$25,154	$94

See accompanying notes to condensed consolidated financial statements.

(1)	Includes $1 million of common stock and $1 million of preferred stock at June 30, 2010 and December 31, 2009, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non- controlling Interests	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2008	$10,474	$1,982	($186)	($143)	($58)	$12,069	$225	$12,294	$266
Reclass to temporary equity - convertible debt	(2)	—	—	—	—	(2)	—	(2)	2
Net income	—	302	—	—	—	302	3	305	1
Dividends paid, net of dividend expense for unvested RSUs	—	(208)	—	—	—	(208)	—	(208)	—
Stock-based compensation	159	—	—	—	—	159	—	159	—
Issuance of shares to institutional investor	300	—	—	—	—	300	—	300	—
Issuance of common shares for contingent consideration	43	—	—	—	—	43	—	43	—
PNC LTIP capital contribution	6	—	—	—	—	6	—	6	—
Net issuance of common shares related to employee stock transactions	(83)	—	—	—	58	(25)	—	(25)	—
Net tax benefit (shortfall) from stock-based compensation	(4)	—	—	—	—	(4)	—	(4)	—
Minimum pension liability adjustment	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	(4)	(4)	(254)
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(9)	(9)	—
Other change in non-controlling interests	—	—	—	—	—	—	(2)	(2)	—
Foreign currency translation adjustments	—	—	89	—	—	89	—	89	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	15	—	—	15	—	15	—

June 30, 2009	$10,893	$2,076	($81)	($143)	$—	$12,745	$213	$12,958	$15

See accompanying notes to condensed consolidated financial statements.

(1)	Includes $1 million of preferred stock at June 30, 2009 and $1 million of common stock at June 30, 2009 and December 31, 2008, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$817	$306
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	157	115
Amortization of deferred sales commissions	53	53
Stock-based compensation	221	159
Deferred income tax expense (benefit)	89	(59)
Net (gains) losses on non-trading investments	10	9
Purchases of investments within consolidated funds	(6)	(17)
Proceeds from sales and maturities of investments within consolidated funds	10	245
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(13)	—
Net (gains) losses and net (purchases)/proceeds within consolidated VIEs	37	—
(Earnings) losses from equity method investees	(48)	74
Distributions of earnings from equity method investees	9	6
Other adjustments	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	(286)	(164)
Due from related parties	23	170
Deferred sales commissions	(41)	(29)
Investments, trading	(109)	(97)
Other assets	(20)	(137)
Accrued compensation and benefits	(682)	(434)
Accounts payable and accrued liabilities	243	69
Due to related parties	(312)	16
Other liabilities	159	(13)

Cash flows from operating activities	310	274

Cash flows from investing activities
Purchases of investments	(408)	(14)
Proceeds from sales and maturities of investments	57	198
(Purchases)/proceeds of assets held for sale	1	(1)
Distributions of capital from equity method investees	22	20
Net consolidations (deconsolidations) of sponsored investment funds	—	6
Contingent/other acquisition payments	(8)	(158)
Purchases of property and equipment	(66)	(33)

Cash flows from investing activities	(402)	18

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from financing activities
Repayments of long-term borrowings	—	(1)
Repayments of short-term borrowings	(1,790)	—
Repayments of convertible debt	(172)	—
Cash dividends paid	(389)	(208)
Proceeds from stock options exercised	6	11
Proceeds from issuance of common stock	2	304
Repurchases of common stock	(117)	(40)
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	45	(257)
Excess tax benefit from stock-based compensation	43	16
Net borrowings/(repayments of borrowings) by consolidated sponsored investment funds	—	70

Cash flows from financing activities	(2,372)	(105)

Effect of exchange rate changes on cash and cash equivalents	(61)	86

Net (decrease) increase in cash and cash equivalents	(2,525)	273

Cash and cash equivalents, beginning of period	4,708	2,032

Cash and cash equivalents, end of period	$2,183	$2,305

Supplemental disclosure of cash flow information is as follows:
Cash paid for:
Interest	$74	$26
Interest on borrowings of consolidated variable interest entities	$25	$—
Income taxes	$282	$340
Supplemental schedule of non-cash investing and financing transactions is as follows:
Issuance of common stock	$235	$77
Contingent common stock payment related to Quellos transaction	$—	$43
Increase in borrowings due to consolidation of VIEs	$1,157	$—

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

On June 30, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
Bank of America/Merrill Lynch & Co., Inc.	3.6%	33.8%
The PNC Financial Services Group, Inc. (“PNC”)	34.3%	24.2%
Barclays	4.7%	19.6%
Other	57.4%	22.4%

	100.0%	100.0%

(1)	Includes outstanding common and preferred stock only.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

The interim financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Business Combinations

In accordance with the requirements of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), certain line items on the condensed consolidated statement of financial condition, including goodwill, intangible assets, and deferred tax liabilities, have been retrospectively adjusted as of December 31, 2009 to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. See Note 3, Mergers and Acquisitions, for the changes in the BGI purchase price allocation.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

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

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources. However, in some instances current valuation information for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Significant Accounting Policies (continued)

Basis of Presentation (continued)

Acquired Management Contracts with Indefinite Useful Lives

The value of contracts to manage assets in proprietary open-end funds, closed-end funds and collective trusts without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such contracts is primarily based upon the following: a) the assumption that there is no foreseeable limit on the contract period to manage these funds; b) the Company expects to, and has the ability to continue to operate these products indefinitely; c) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; d) current competitive factors and economic conditions do not indicate a finite life; and e) there is a high likelihood of continued renewal based on historical experience.

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

As a result, the Company records the collateral received under these arrangements (both cash and non-cash), as its own asset in addition to a corresponding liability for the obligation to return the collateral. As with the securities lending collateral discussed above, the fair value of the asset received and related obligation to return the collateral are recorded by the Company. At June 30, 2010, the fair value of loaned securities held by separate account assets was approximately $17 billion and the collateral held under these securities lending agreements was approximately $18.3 billion. At June 30, 2010 and December 31, 2009, the Company had not sold or repledged any of the collateral received under these arrangements. The fair value of the collateral liability approximates the fair value of the collateral assets and is recorded in collateral liability under securities lending agreements on the Company’s condensed consolidated statements of financial condition.

Classification and Measurement of Redeemable Securities

The provisions of ASC 480-10, Distinguishing Liabilities from Equity, require temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At June 30, 2010 and December 31, 2009, the Company determined that $94 million and $49 million, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable for cash or other assets at the option of the holder, resulting in temporary equity classification on the Company’s condensed consolidated statements of financial condition.

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

At June 30, 2010, the Company held disposal group assets of $24 million and related liabilities of $24 million in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $22 million of borrowings directly associated with the disposal group assets. During the six months ended June 30, 2009, the Company recorded a net loss of $1 million within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group and did not record any adjustments in 2010.

Convertible Debt Instruments

In accordance with the provisions within ASC 470-20, Debt (“ASC 470-20”), issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount, which should be amortized as interest expense over the expected life of the liability. At June 30, 2010, the Company had $71 million of principal convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted the requirements of ASC 470-20 on January 1, 2009 resulting in a total cumulative impact of a $9 million reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% convertible debentures was estimated to be 4.3%, which resulted in $18 million of the $250 million initial aggregate principal amount of the debentures issued, or $12 million after tax, being attributable to equity. As of March 31, 2010, the initial $18 million debt discount was fully amortized.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2010

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

In February 2010, the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for a reporting enterprise’s interest in an entity if all of the following conditions are met:

(1) the entity either has all of the attributes of an investment company, as specified in ASC 946-10, Financial Services-Investment Companies (“ASC 946-10”) or it is industry practice to apply measurement principles for financial reporting that are consistent with those in ASC 946-10; (2) the entity is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity, and (3) the reporting enterprise does not have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity.

In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with the requirement of Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments in ASU 2010-10 clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria for determining whether a decision maker or service provider fee represents a variable interest.

An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on variable interest entities in ASC 810, Consolidation (“ASC 810”) (before its amendment by SFAS No. 167) or other applicable consolidation guidance, including guidance for the consolidation of partnerships in ASC 810. The amendment does not defer the disclosure requirements of ASU 2009-17.

On January 1, 2010, upon adoption of ASU 2009-17, the Company determined it was the primary beneficiary of three collateralized loan obligations (“CLOs”), which resulted in consolidation of these CLOs on the Company’s consolidated financial statements. Upon consolidation, the Company elected the fair value option for eligible financial assets and liabilities, to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications. Upon adoption of the provisions of ASU 2009-17, the Company recorded a cumulative effect adjustment to appropriated retained earnings of $114 million.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Six Months Ended June 30, 2010 (continued)

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

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regards to significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and other settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the additional disclosure requirements of ASU 2010-06 did not materially impact BlackRock’s condensed consolidated financial statements. The adoption of the additional Level 3 rollforward disclosure requirements, which will be effective in 2011, are not expected to materially impact BlackRock’s financial statement disclosures.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

A summary of the initial and revised fair values of the assets acquired and liabilities and non-controlling interests assumed on December 1, 2009 in this acquisition is as follows:

(Dollar amounts in millions)	Initial Estimate of Fair Value	Purchase Price Adjustments	Revised Estimate of Fair Value
Accounts receivable	$593	($12)	$581
Investments	125	—	125
Separate account assets	116,301	—	116,301
Collateral held under securities lending agreements	23,498	—	23,498
Property and equipment	205	(2)	203
Finite-lived intangible management contracts (intangible assets)	163	(7)	156
Indefinite-lived intangible management contracts (intangible assets)	9,785	25	9,810
Trade names / trademarks (indefinite-lived intangible assets)	1,403	—	1,403
Goodwill	6,842	68	6,910
Other assets	366	—	366
Separate account liabilities	(116,301)	—	(116,301)
Collateral liability under securities lending agreements	(23,498)	—	(23,498)
Deferred tax liabilities	(3,799)	8	(3,791)
Accrued compensation and benefits	(885)	—	(885)
Other liabilities assumed	(660)	(80)	(740)
Non-controlling interests assumed	(12)	—	(12)

Total consideration, net of cash acquired	$14,126	$—	$14,126

Summary of consideration, net of cash acquired:
Cash paid	$6,650	$—	$6,650
Cash acquired	(1,055)	—	(1,055)
Capital stock at fair value	8,531	—	8,531

Total cash and stock consideration	$14,126	$—	$14,126

At this time, except for the items noted below, the Company does not expect additional material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.

•

As management receives additional tax related information the following items are subject to change: deferred income tax assets and liabilities, goodwill, other assets, due from and to related parties and other liabilities.

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

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4. Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
(Dollar amounts in millions)	June 30, 2010	December 31, 2009
Available-for-sale investments	$59	$73
Held-to-maturity investments	46	29
Trading investments	268	167
Other investments:
Consolidated sponsored investment funds	301	360
Equity method investments	432	376
Deferred compensation plan hedge fund equity method investments	28	29
Cost method investments	329	15

Total other investments	1,090	780

Total investments	$1,463	$1,049

At June 30, 2010, the Company had $512 million of total investments held by consolidated sponsored investment funds (non-VIEs) of which $211 million and $301 million were classified as trading investments and other investments, respectively.

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

4. Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

(Dollar amounts in millions)
June 30, 2010	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$39	$2	($2)	$39
Collateralized debt obligations	2	1	—	3
Debt securities:
Mortgage debt	5	1	—	6
Asset-backed debt	10	1	—	11

Total available-for-sale investments	$56	$5	($2)	$59

December 31, 2009	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$53	$2	($1)	$54
Collateralized debt obligations	2	—	—	2
Debt securities:
Mortgage debt	6	1	—	7
Asset-backed debt	10	—	—	10

Total available-for-sale investments	$71	$3	($1)	$73

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of an enhanced cash fund, in lieu of the Company’s remaining investment in the fund and securities purchased from another enhanced cash fund.

During the six months ended June 30, 2010 and 2009, the Company recorded other-than-temporary impairments of less than $1 million and $4 million, respectively, which were recorded in non-operating (expense) on the condensed consolidated statements of income. The $4 million of impairments during the six months ended June 30, 2009 included $2 million of credit loss impairments on debt securities, which was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security.

The Company reviewed the gross unrealized losses of $2 million as of June 30, 2010 related to available-for-sale equity securities, of which approximately $1 million had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record additional impairments on such equity securities.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4. Investments (continued)

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	June 30, 2010	December 31, 2009
Held-to-maturity investments:
Foreign government debt	$45	$28
U.S. government debt	1	1

Total held-to-maturity investments:	$46	$29

Held-to-maturity investments include debt instruments held for regulatory purposes and the carrying value of these investments approximates fair value.

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	June 30, 2010		December 31, 2009
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$42	$40	$49	$42
Equity securities	89	88	112	97
Debt securities:
Municipal debt	12	13	10	11
Mortgage debt	9	9	—	—
Foreign government debt	1	1	15	15
Corporate debt	43	42	1	1
U.S. government/government agency debt	66	68	1	1
Asset-backed debt	7	7	—	—

Total trading investments	$269	$268	$188	$167

Other investments:
Consolidated sponsored investment funds	$334	$301	$380	$360
Equity method investments	524	432	499	376
Deferred compensation plan hedge fund equity method investments	25	28	28	29
Cost method investments:
Federal Reserve Bank stock	324	324	10	10
Other	5	5	5	5

Total cost method investments	329	329	15	15

Total other investments	$1,212	$1,090	$922	$780

Trading Investments

Trading investments include certain deferred compensation plan mutual fund investments, equity and debt securities within certain consolidated sponsored investment funds and equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4. Investments (continued)

Cost Method Investments

Cost method investments include non-marketable securities, including $324 million of restricted Federal Reserve Bank stock at June 30, 2010, which is held for regulatory purposes.

As of June 30, 2010, there were no indicators of impairments on these investments.

Contractual Maturity of Debt Securities

The cost or amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity by maturity at June 30, 2010 is as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Available-for-sale investments:
Mortgage debt	$—	$—	$1	$4	$5
Asset-backed debt	—	—	—	10	10

Cost	$—	$—	$1	$14	$15

Fair value	$—	$—	$1	$16	$17

Held-to-maturity investments:
Foreign government debt	$18	$22	$—	$5	$45
U.S. government debt	1	—	—	—	1

Amortized cost	$19	$22	$—	$5	$46

Fair value	$19	$22	$—	$5	$46

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At June 30, 2010 and December 31, 2009, the following balances related to these funds were consolidated on the condensed consolidated statements of financial condition:

(Dollar amounts in millions)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$108	$75
Investments	512	463
Other net assets (liabilities)	(67)	(7)
Non-controlling interests	(253)	(273)

Total net interests in consolidated investment funds	$300	$258

At December 31, 2009, the above balances included a consolidated sponsored investment fund that was also deemed a VIE. This VIE, as well as three consolidated CLOs, which are also VIEs, were excluded from the June 30, 2010 balances above. See Note 7, Variable Interest Entities, for further discussion.

BlackRock’s total exposure to consolidated sponsored investment funds of $300 million and $258 million at June 30, 2010 and December 31, 2009, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and net income (loss) attributable to non-controlling interests.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	June 30, 2010
Assets:
Investments
Available-for-sale:
Equity	$39	$3	$—	$—	$42
Fixed income	—	17	—	—	17

Total available-for-sale	39	20	—	—	59
Held-to-maturity:
Fixed income	—	—	—	46	46

Total held-to-maturity	—	—	—	46	46
Trading;
Equity / Multi-asset class	76	12	—	—	88
Fixed income	1	139	—	—	140
Deferred compensation plan mutual fund investments	40	—	—	—	40

Total trading	117	151	—	—	268
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	—	28	—	28
Private equity	14	—	259	—	273

Total Consolidated sponsored investment funds	14	—	287	—	301
Equity method
Hedge funds / Funds of funds	—	—	261	26	287
Private equity investments	—	—	60	19	79
Real estate funds	—	—	48	8	56
Fixed income mutual fund	—	10	—	—	10

Total equity method	—	10	369	53	432
Deferred compensation plan hedge fund equity method investments	—	10	18	—	28
Cost method investments	—	—	—	329	329

Total investments	170	191	674	428	1,463
Separate account assets
Equity	63,746	666	7	—	64,419
Fixed income	—	35,066	1,448	—	36,514
Derivatives	(39)	1,734	—	—	1,695
Money market funds	2,018	—	—	—	2,018
Other	—	—	—	830	830

Total separate account assets	65,725	37,466	1,455	830	105,476
Collateral held under securities lending agreements
Equity	13,748	—	—	—	13,748
Fixed income	—	4,556	—	—	4,556

Total collateral held under securities lending agreements	13,748	4,556	—	—	18,304

Other assets(2)	—	11	24	—	35
Assets of consolidated VIEs
Bank loans	—	1,162	—	—	1,162
Bonds	—	91	—	—	91
Private equity	3	—	30	—	33
Other	—	4	—	—	4

Total investments of consolidated VIEs	3	1,257	30	—	1,290

Total assets measured at fair value	$79,646	$43,481	$2,183	$1,258	$126,568

Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,215	$—	$1,215
Collateral liability under securities lending agreements	13,748	4,556	—	—	18,304
Other liabilities(3)	10	3	—	—	13

Total liabilities measured at fair value	$13,758	$4,559	$1,215	$—	$19,532

(1)

Comprised of cost method investments, equity method investments (including investment companies and other investments), as well as other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.
(3)	Includes credit default swap (Pillars) and short sales of equity securities within consolidated sponsored investment funds.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2009
Assets:
Investments:
Available-for-sale	$53	$20	$—	$—	$73
Held-to-maturity	—	—	—	29	29
Trading	118	49	—	—	167
Other investments:
Consolidated sponsored investment funds	22	—	338	—	360
Equity method	—	1	334	41	376
Deferred compensation plan hedge fund equity method investments	—	14	15	—	29
Cost method investments	—	—	—	15	15

Total investments	193	84	687	85	1,049
Separate account assets	99,983	17,599	1,292	755	119,629
Collateral held under securities lending agreements	11,580	7,755	—	—	19,335
Other assets(2)	—	11	46	—	57

Total assets measured at fair value	$111,756	$25,449	$2,025	$840	$140,070

Liabilities:
Collateral liability under securities lending agreements	$11,580	$7,755	$—	$—	$19,335

(1)

Comprised of cost method investments, equity method investments (including investment companies and other investments), as well as other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly-owned subsidiaries of the Company, are registered life insurance companies that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The changes in Level 3 assets in the three and six months ended June 30, 2009, primarily related to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported on the condensed consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents

At June 30, 2010 and December 31, 2009, approximately $142 million and $1.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1.00, which is generally the net asset value of the fund.

Level 3 Assets

Level 3 assets recorded within investments, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations received from internal as well as third party fund managers. Fair valuations of the underlying funds are based on a combination of methods, which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors.

Level 3 assets recorded within separate account assets may include single broker non-binding quotes for fixed income securities.

Level 3 investments of consolidated VIEs include direct private equity investments and private equity funds valued based upon valuations received from internal as well as third party fund managers.

Level 3 Liabilities

Level 3 liabilities recorded as borrowings of consolidated VIEs, include CLO borrowings valued based upon non-binding broker quotes.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010

(Dollar amounts in millions)	March 31, 2010	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	June 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$25	($1)	$4	$—	$28	$—
Private equity	280	(22)	2	(1)	259	(22)
Equity method:
Hedge funds / Funds of funds	237	1	23	—	261	(1)
Private equity investments	58	2	—	—	60	1
Real estate funds	39	3	6	—	48	3
Deferred compensation plan hedge funds	17	1	—	—	18	—

Total investments	656	(16)	35	(1)	674	(19)
Separate account assets:
Equity	63	(5)	(51)	—	7
Fixed income	1,090	6	160	192	1,448

Total separate account assets	1,153	1	109	192	1,455	n/a	(2)
Other assets	24	2	(2)	—	24	2
Private equity investments of consolidated VIEs	35	(6)	1	—	30	n/a	(3)

Total assets measured at fair value	$1,868	($19)	$143	$191	$2,183

Liabilities:
Borrowings of consolidated VIEs	$1,214	($1)	$—	$—	$1,215	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported on the Company’s condensed consolidated statements of income.

(3)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	June 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$26	($1)	$3	$—	$28	($1)
Private equity	312	(18)	(34)	(1)	259	(17)
Equity method:
Hedge funds / Funds of funds	247	14	—	—	261	13
Private equity investments	51	2	7	—	60	2
Real estate funds	36	2	10	—	48	2
Deferred compensation plan hedge funds	15	3	—	—	18	2

Total investments	687	2	(14)	(1)	674	1
Separate account assets:
Equity	5	(5)	(54)	61	7
Fixed income	1,287	40	345	(224)	1,448

Total separate account assets	1,292	35	291	(163)	1,455	n/a	(2)
Other assets	46	(10)	(12)	—	24	(10)
Private equity investments of consolidated VIEs	—	(4)	34	—	30	n/a	(3)

Total assets measured at fair value	$2,025	$23	$299	($164)	$2,183

Liabilities:
Borrowings of consolidated VIEs	$—	($58)	$1,157	$—	$1,215	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owner and are not reported on the Company’s condensed consolidated statements of income.

(3)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2009

(Dollar amounts in millions)	March 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/ or out of Level 3	June 30, 2009	Total net gains (losses) included in earnings(1)
Investments	$666	$78	($48)	$—	$696	$76
Other assets	51	(1)	—	—	50	(1)

Total investments and other assets measured at fair value	$717	$77	($48)	$—	$746	$75

Other liabilities	$76	$—	($76)	$—	$—	$—

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.

Changes in Level 3 Investments and Other Assets Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2009

(Dollar amounts in millions)	December 31, 2008	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	June 30, 2009	Total net gains (losses) included in earnings(1)
Investments	$813	($40)	($58)	($19)	$696	($40)
Other assets	64	(15)	1	—	50	(15)

Total investments and other assets measured at fair value	$877	($55)	($57)	($19)	$746	($55)

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.

Realized and Unrealized Gains / (Losses) for Level 3 Assets and Liabilities

Realized and unrealized gains / (losses) recorded for Level 3 assets and liabilities are reported in non-operating income (expense) on the Company’s condensed consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs is allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

Significant Transfers in and/or out of Levels

Transfers in and/or out of Levels are reflected as of the beginning of the period when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable or when the book value of certain equity method investments no longer represents fair value as determined under fair value methodologies.

As a result of changes in valuation sources, due to availability of observable market inputs, for the assets held within separate account assets there were transfers into Level 3 from Level 1 and Level 2 and transfers out of Level 3 to Level 2.

Significant Other Settlements in 2010

As of January 1, 2010, upon the adoption of ASU 2009-17 there was a $35 million reclassification of assets from Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following table lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent) at June 30, 2010:

(Dollars amounts in millions)	Fair Value	Total Unfunded Commitment	Redemption Frequency	Redemption Notice Period
Trading:
Equity (a)	$12	$—	Daily (100%)	n/a
Consolidated sponsored investment funds:
Private equity fund of funds (b)	215	72	n/a	n/a
Other fund of funds (c)	8	—	Monthly (39%), Quarterly (51%) Semi-annually and Annually (10%)	30 –120 days
Equity method (1):
Hedge funds/funds of hedge funds (d)	261	93	Monthly (7%), Quarterly (18%), n/a (75%)	15 – 90 days
Private equity funds (e)	60	64	n/a	n/a
Real estate funds (f)	48	68	n/a	n/a
Deferred compensation plan hedge fund investments (g)	28	—	Monthly (11%), Quarterly (89%)	30 – 60 days
Private equity investments of consolidated VIEs (h)	29	2	n/a	n/a

Total	$661	$299

n/a – not applicable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes several consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of master offshore funds held by the feeder funds. Investments in this category can generally be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(b)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 9 years.
Total remaining unfunded commitments to other third party funds is $72 million. The Company is contractually obligated to fund only $50 million to the consolidated funds, while the remaining unfunded balance in the table above would be funded by capital contributions from non-controlling interest holders.
(c)	This category includes several consolidated funds of funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category can generally be redeemed, as long as there are no restrictions in place by the underlying funds.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It is estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of less than 7 years.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It is estimated that the investment in these funds will be liquidated over a weighted-average period of approximately 7 years.
(f)	This category includes several real estate funds that invest primarily to acquire, expand, renovate, finance, hold for investment, and ultimately sell income-producing apartment properties or to capitalize on the distress in the residential real estate market. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds will be liquidated over a weighted-average period of approximately 13 years.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs.
(h)	This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 5 years. Total remaining unfunded commitments to other third party funds is $2 million, which will be funded by capital contributions from non-controlling interest holders.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Fair Value Disclosures (continued)

Fair Value Option

Upon consolidation of three CLOs on January 1, 2010, the Company elected to adopt the fair value accounting provisions for eligible assets, including bank loans and borrowings of the CLOs. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents, as of June 30, 2010, the fair value of those assets and liabilities selected for fair value accounting:

(Dollars amounts in millions)	June 30, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,282
Fair value	$1,162
Aggregate unpaid principal balance in excess of fair value	$120
Unpaid principal balance of loans more than 90 days past due	$7
Aggregate fair value of loans more than 90 days past due	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$6
CLO Borrowings:
Aggregate principal amounts outstanding	$1,434
Fair value	$1,215

The principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the six months ended June 30, 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $65 million gain, which was offset by an $83 million loss in the fair value of the CLO borrowings. The net gain (loss) was recorded in non-operating income (expense) on the condensed consolidated statement of income. The change in fair value of the assets and liabilities includes interest income and expense, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7. Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt/loan obligations (“CDO” or “CLO”) and sponsored investment funds, which may be considered VIEs. The Company receives advisory fees and/or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests.

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

VIEs in which BlackRock is the Primary Beneficiary

As of June 30, 2010

As of June 30, 2010, BlackRock was the primary beneficiary of four VIEs, which included three CLOs in which it did not have an investment, however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the VIE. In addition, BlackRock was the primary beneficiary of one sponsored private equity investment fund, in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At June 30, 2010, the following balances related to these four VIEs, which were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	June 30, 2010
Assets of consolidated VIEs
Cash and cash equivalents	$61
Bank loans, bonds and other investments	1,290
Liabilities of consolidated VIEs
Borrowings	(1,215)
Other liabilities	(6)
Appropriated retained earnings	(89)
Non-controlling interests of consolidated VIEs	(41)

Total net interests in consolidated VIEs	$—

For the six months ended June 30, 2010, the Company recorded non-operating expense of $28 million offset by a $28 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income. For the six months ended June 30, 2009, the Company recorded a non-operating expense of $6 million offset by a $6 million net loss attributable to non-controlling interests on its condensed consolidated statements of income.

At June 30, 2010, bank loans, bonds and other investments of consolidated VIEs were $1,162 million, $91 million, and $37 million, respectively. The weighted-average maturity of the bank loans and bonds was approximately 4.1 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7. Variable Interest Entities (continued)

VIEs in which BlackRock is the Primary Beneficiary (continued)

As of December 31, 2009

As of December 31, 2009, BlackRock was the primary beneficiary of one VIE, a sponsored private equity investment fund in which it did not have a substantive investment, due to its de-facto third party relationships with other partners in the fund. Due to the consolidation of this VIE, at December 31, 2009, the Company recorded $54 million of net assets, primarily comprised of investments and cash and cash equivalents. These net assets were offset by $54 million of nonredeemable non-controlling interests, which reflect the equity ownership of third parties, on the Company’s condensed consolidated statements of financial condition.

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At June 30, 2010 and December 31, 2009, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

As of June 30, 2010

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$2	($3)	$21
Other sponsored investment funds	20	210	(6)	229

Total	$22	$212	($9)	$250

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs, collective trust funds and other sponsored investment funds were as follows:

•

CDOs/CLOs - approximately ($4) billion, comprised of approximately $9 billion of assets at fair value and $13 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.4 trillion to $1.5 trillion

•	This amount includes approximately $1 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At June 30, 2010, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE (continued)

As of December 31, 2009

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$2	($3)	$21
Other sponsored investment funds	14	254	(7)	268

Total	$16	$256	($10)	$289

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs, collective trust funds and other sponsored investment funds were as follows:

•

CDOs/CLOs - approximately ($8) billion, comprised of approximately $10 billion of assets at fair value and $18 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

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

At December 31, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Derivatives and Hedging

For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

By using derivative financial instruments, the Company exposes itself to market and counterparty risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At June 30, 2010, the Company had two outstanding forward foreign exchange contracts with two counterparties with an aggregate notional value of $100 million.

During 2007, the Company commenced a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At June 30, 2010, the Company had seven outstanding total return swaps with two counterparties with an aggregate notional value of approximately $21 million.

The Company acts as the portfolio manager for a synthetic CDO transaction, referred to as Pillars. In connection with the transaction, the Company entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. Pursuant to ASC 815-10, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement.

On behalf of clients that maintain separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures and forward foreign currency contracts and interest rate and inflation rate swaps.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Derivatives and Hedging (continued)

The following table presents the fair value as of June 30, 2010 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$1	Other liabilities	$—
Total return swaps	Other assets	1	Other liabilities	—
Credit default swap (Pillars)	Other assets	—	Other liabilities	3
Separate account derivatives	Separate account assets	1,695	Separate account liabilities	1,695

Total		$1,697		$1,698

The following table presents the fair value as of December 31, 2009 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$—	Other liabilities	$—
Total return swaps	Other assets	—	Other liabilities	—
Credit default swap (Pillars)	Other assets	—	Other liabilities	3
Separate account derivatives	Separate account assets	1,501	Separate account liabilities	1,501

Total		$1,501		$1,504

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Derivatives and Hedging (continued)

The following table presents gains (losses) recognized in income on derivative instruments for the three and six months ended June 30, 2010:

(Dollar amounts in millions)	Income Statement Location	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign exchange contracts	General and administration expenses	$4	$1
Total return swaps	Non-operating income (expense)	3	2
Credit default swap (Pillars)	Non-operating income (expense)	—	—

Total		$7	$3

Net realized and unrealized gains and losses attributable to derivatives held by separate account assets and liabilities accrue directly to the contract owner and are not reported in the Company’s condensed consolidated statements of income.

9. Goodwill

Goodwill at June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

(Dollar amounts in millions)
December 31, 2009, as reported	$12,570
BGI purchase price allocation adjustment	68

December 31, 2009, as adjusted	12,638
Impact of excess tax basis amortization	(10)
Other net additions	12

June 30, 2010	$12,640

In accordance with ASC 805, goodwill has been retrospectively adjusted to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. During the six months ended June 30, 2010, goodwill increased by $70 million. The increase related to purchase price allocation adjustments related to the BGI Transaction, the purchase of substantially all of the net assets of Helix Financial Group LLC and other net additions, offset by a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At June 30, 2010, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $356 million. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2009, as reported	$16,566	$1,082	$17,648
BGI purchase price allocation adjustments	25	(7)	18

December 31, 2009, as adjusted	16,591	1,075	17,666
Amortization expense	—	(80)	(80)

June 30, 2010	$16,591	$995	$17,586

In accordance with ASC 805, intangible assets have been retrospectively adjusted to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. During the six months ended June 30, 2010, intangible assets decreased $62 million related to amortization, partially offset by BGI purchase price allocation adjustments.

11. Borrowings

Short-Term Borrowings

The carrying value of short-term borrowings included the following:

(Dollar amounts in millions)	June 30, 2010	December 31, 2009
Commercial paper program	$344	$2,034
2007 Revolving credit facility	100	200

Total short-term borrowings	$444	$2,234

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances were used for the financing of a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. The CP Program is supported by the 2007 revolving credit facility.

The Company began issuance of CP Notes under the CP Program on November 4, 2009. As of June 30, 2010, BlackRock had $344 million of outstanding CP Notes with a weighted-average interest rate of 0.31% and a weighted-average maturity of 12 days. As of August 4, 2010, BlackRock had $30 million of outstanding CP Notes with a weighted-average interest rate of 0.43% and a weighted-average maturity of 19 days.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11. Borrowings (continued)

Short-Term Borrowings (continued)

2007 Revolving Credit Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2010.

The 2007 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.53% and a maturity date during July 2010. During July 2010, the Company rolled over the $100 million in borrowings with an interest rate of 0.51% and a maturity date during August 2010.

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 Facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

Japan Commitment-line

In June 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the renewed Japan Commitment-line is three months and will accrue interest on outstanding borrowings at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At June 30, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

The carrying value of the 2.625% convertible debentures due in 2035 included the following:

(Dollar amounts in millions)	June 30, 2010	December 31, 2009
Maturity amount	$71	$243
Unamortized discount	—	—

Carrying value	$71	$243

The Company recognized $2 million and $6 million for the six months ended June 30, 2010 and 2009, respectively of interest expense, comprised of $2 million and $4 million related to the coupon and less than $1 million and $2 million related to amortization of the discount for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, the estimated fair value of the convertible debentures was $105 million, which was estimated using a market price at the end of June 2010.

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity. During the six months ended June 30, 2010, holders of $172 million of debentures converted their holdings into cash and shares.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11. Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using an applicable bond index at June 30, 2010 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(3)	(9)

Carrying value	$499	$999	$696	$997	$3,191

Fair value	$509	$1,046	$805	$1,062	$3,422

2017 Notes

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). Interest is payable semi-annually on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. As of June 30, 2010, $3 million of unamortized debt issuance costs were included in other assets on the condensed consolidated statement of financial condition.

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program and for general corporate purposes. Interest on these notes is payable semi-annually on June 10 and December 10 of each year beginning June 10, 2010, or approximately $96 million per year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million that is being amortized over the terms of the notes. The Company incurred approximately $13 million of debt issuance costs, which are being amortized over the respective terms of these notes. As of June 30, 2010, $12 million of unamortized debt issuance costs were included in other assets on the condensed consolidated statement of financial condition.

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

12. Commitments and Contingencies

Investment Commitments

At June 30, 2010, the Company had approximately $297 million of investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Amounts to be funded generally are callable at any time prior to the expiration of the commitment. This amount excludes additional commitments made by consolidated sponsored funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds.

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

Contingent Payments Related to Business Acquisitions

On October 1, 2007, the Company acquired the fund of funds business of Quellos. As part of this transaction, Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment was paid in 2009 and the second contingent payment, of up to $595 million, is payable in cash in 2011.

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

In connection with the SSR Transaction, which closed in January 2005, the Company will make a final contingent payment in 2010 of approximately $9 million.

Drapers Gardens

In January 2010, the Company entered into an agreement with Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust, for the lease of approximately 292,418 square feet of office and ancillary (including retail) space located at Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

The term of the lease began on February 17, 2010 (the “Effective Date”) and will continue for twenty-five years, with the option to renew for an additional five year term. The lease provides for total annual base rental payments of approximately £13 million (exclusive of value added tax and other lease charges, or approximately $21.7 million based on an exchange rate of $1.60 per £1), payable quarterly in advance. The annual rent is subject to increase on each fifth anniversary of the Effective Date to the then open market rent. The lease includes an initial rent free period for thirty-six (36) months and twenty-two (22) days following the Effective Date.

In addition, the Company entered into a purchase obligation for construction services of approximately $50 million.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

(Dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$96	$59	$186	$123
Long-term incentive plans funded by PNC	14	15	29	30
Stock options	3	3	6	6

Total stock-based compensation	$113	$77	$221	$159

Restricted Stock and RSUs

Restricted stock and RSU activity at June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted- Average Grant Date Fair Value
December 31, 2009	5,360,463	$154.75
Granted	3,096,714	$232.48
Converted	(1,325,601)	$154.77
Forfeited	(235,365)	$180.47

June 30, 2010 (1)	6,896,211	$188.77

(1)	At June 30, 2010, 46,712 awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2010, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	846,884 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant.

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

In May 2010, the Company granted 198,977 RSUs to employees that cliff vest on January 31, 2012. Awards to certain individuals require that BlackRock has actual GAAP earnings per share of at least $6.13 in 2010 or $6.50 in 2011 or has attained an alternative performance hurdle based on the Company’s earnings per share growth rate versus certain peers over the term of the awards. The RSUs may not be sold before the one-year anniversary of the vesting date.

At June 30, 2010, there was $751 million in total unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.8 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240 million in deferred compensation awards, of which the Company previously granted approximately $233 million. Approximately $208 million of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were settled for approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. During the six months ended June 30, 2010, approximately $6 million of previously issued 2002 LTIP Awards were settled in cash and BlackRock shares held by PNC at a conversion price approximating the market price on the settlement date. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13. Stock-Based Compensation (continued)

Stock Options

Options outstanding at June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2009	2,641,836	$98.59
Exercised	(210,150)	$38.63
Forfeited	(9,002)	$167.76

June 30, 2010	2,422,684	$103.53

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was $36 million.

At June 30, 2010, the Company had $15 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.3 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

14. Related Party Transactions

Loan Commitments with Anthracite

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At June 30, 2010, $33.5 million of financing was outstanding and remains outstanding as of August 2010, which is past its final maturity date of March 5, 2010. At June 30, 2010, the carrying value of the collateral was estimated to be $9 million, which resulted in an additional $3.5 million reduction in due from related parties on the Company’s condensed consolidated statement of financial condition and an equal amount recorded in general and administrative expenses on the Company’s condensed consolidated statement of income in the six months ended June 30, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under chapter 7 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. The management agreement between the Company and Anthracite has expired. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

15. Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers.

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

Capital Requirements as of June 30, 2010

At June 30, 2010, the Company was required to maintain approximately $865 million in net capital in certain regulated subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

16. Capital Stock

Non-voting Participating Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2010	December 31, 2009
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued	124,620,593	112,817,151
Shares outstanding	124,620,593	112,817,151
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued	2,866,439	2,889,467
Shares outstanding	2,866,439	2,889,467
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	11,203,442
Shares outstanding	—	11,203,442

Capital Exchanges

In January 2010, 600,000 common shares were exchanged for Series B preferred stock and all 11,203,442 Series D preferred stock outstanding at December 31, 2009 were exchanged for Series B preferred stock.

PNC Contribution

During the six months ended June 30, 2010, PNC contributed 23,028 of Series C preferred stock in connection with its share surrender agreement to fund certain LTIP awards.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended June 30, 2010 and 2009:

(Dollar amounts in millions, except per share data)	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc.	$432	$432	$218	$218
Less:
Dividends distributed to common shares	195	195	103	103
Dividends distributed to participating RSUs	3	3	3	3

Undistributed net income attributable to BlackRock, Inc.	234	234	112	112
Percentage of undistributed net income allocated to common shares (a)	98.6%	98.6%	97.3%	97.3%

Undistributed net income allocated to common shares	231	231	109	109
Plus:
Common dividends	195	195	103	103

Net income attributable to common shares	$426	$426	$212	$212

Weighted-average common shares outstanding	190,975,161	190,975,161	130,928,926	130,928,926
Dilutive effect of:
Stock options and non-participating RSUs		1,431,411		1,392,757
Convertible debt		162,967		1,042,928

Total weighted-average shares outstanding		192,569,539		133,364,611

Earnings per share attributable to BlackRock, Inc., common stockholders:	$2.23	$2.21	$1.62	$1.59

(a)	Allocation to common shareholders is based on the total of common and participating security shareholders. For the three months ended June 30, 2010, participating securities include 2.7 million of unvested RSUs that contain nonforfeitable rights to dividends.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

17. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the six months ended June 30, 2010 and 2009:

(Dollar amounts in millions, except per share data)	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc.	$855	$855	$302	$302
Less:
Dividends distributed to common shares	388	388	206	206
Dividends distributed to participating RSUs	6	6	6	6

Undistributed net income attributable to BlackRock, Inc.	461	461	90	90
Percentage of undistributed net income allocated to common shares (a)	98.5%	98.5%	97.2%	97.2%

Undistributed net income allocated to common shares	454	454	88	88
Plus:
Common dividends	388	388	206	206

Net income attributable to common shares	$842	$842	$294	$294

Weighted-average common shares outstanding	190,329,206	190,329,206	130,574,535	130,574,535
Dilutive effect of:
Stock options and non-participating RSUs		1,616,929		1,154,851
Convertible debt		267,458		939,309

Total weighted-average shares outstanding		192,213,593		132,668,695

Earnings per share attributable to BlackRock, Inc., common stockholders:	$4.43	$4.38	$2.25	$2.22

(a)	Allocation to common shareholders is based on the total of common and participating security shareholders. For the six months ended June 30, 2010, participating securities include 2.9 million of unvested RSUs that contain nonforfeitable rights to dividends.

Basic EPS is calculated pursuant to the two-class method to determine income attributable to common shareholders. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and in addition, reflects the impact of other potentially dilutive shares, including RSU awards that do not contain nonforfeitable rights to dividends, unexercised stock options and convertible debentures. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method.

Due to the similarities in terms between BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B, C and D non-voting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding series A, B, C and D non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three and six months ended June 30, 2010 and 2009.

For the three and six months ended June 30, 2010, 1,464,844 and 1,050,616 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

17. Earnings Per Share (continued)

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

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

18. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory, distribution fees and other revenue for the three and six months ended June 30, 2010 and 2009, respectively.

(Dollar amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity	$999	$285	$1,954	$527
Fixed income	365	209	728	409
Multi-asset	177	106	344	205
Alternative investment products	175	108	361	203
Cash management	126	166	258	341

Total investment advisory, administration fees, securities lending revenue and performance fees	1,842	874	3,645	1,685
BlackRock Solutions and advisory	114	112	227	247
Distribution fees	32	23	60	48
Other revenue	44	20	95	36

Total revenue	$2,032	$1,029	$4,027	$2,016

The following tables illustrate the Company’s total revenue for the three and six months ended June 30, 2010 and 2009 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer is sourced.

(Dollar amounts in millions)	Three Months Ended June 30,
	2010	% of total	2009	% of total
Revenue
Americas	$1,389	68%	$764	74%
Europe	522	26%	223	22%
Asia-Pacific	121	6%	42	4%

Total revenue	$2,032	100%	$1,029	100%

(Dollar amounts in millions)	Six Months Ended June 30,
	2010	% of total	2009	% of total
Revenue
Americas	$2,753	68%	$1,531	75%
Europe	1,033	26%	414	21%
Asia-Pacific	241	6%	71	4%

Total revenue	$4,027	100%	$2,016	100%

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

18. Segment Information (continued)

The following table shows the Company’s long-lived assets, including goodwill and property and equipment at June 30, 2010 and December 31, 2009 and does not necessarily reflect where the asset is physically located.

(Dollar amounts in millions)	June 30, 2010		December 31, 2009
Long-Lived Assets
Americas	$12,952	99%	$12,961	99%
Europe	48	—%	46	—%
Asia-Pacific	73	1%	74	1%

Total long-lived assets	$13,073	100%	$13,081	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

19. Subsequent Events

Approval to Repurchase up to 5,100,000 shares

In July 2010, BlackRock announced that its Board of Directors approved the repurchase of up to 5,100,000 shares to neutralize the dilutive effects of restricted stock units and options that have been granted to employees and which will become dilutive over the next several years. The shares are to be repurchased with management discretion on the timing of the repurchases. BlackRock’s pre-existing repurchase program established in 2006 has been terminated effective with the new authorization.

Tax Legislation in the United Kingdom

In July 2010, the United Kingdom enacted legislation reducing corporate income taxes, effective April 2011. The legislation will result in a revaluation of certain deferred tax assets and liabilities which will result in an income tax benefit in third quarter 2010. At this time, the Company is still evaluating the matter and its impact to the consolidated financial statements.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms, including the recently approved Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s economic investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to integrate the operations of Barclays Global Investors.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of June 30, 2010, the Company managed $3.151 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company’s products include equities, fixed income, multi-asset class, alternatives and cash management products, and offer clients diversified access to global markets through separate accounts, collective trust funds, mutual funds, closed-end funds, exchange traded funds, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On December 1, 2009, BlackRock acquired from Barclays Bank PLC (“Barclays”) all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) in exchange for capital shares valued at closing of $8.53 billion and $6.65 billion in cash.

At June 30, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
Bank of America Corporation/Merrill Lynch & Co. Inc.	3.6%	33.8%
The PNC Financial Services Group, Inc. (“PNC”)	34.3%	24.2%
Barclays	4.7%	19.6%
Other	57.4%	22.4%

	100.0%	100.0%

(1)	Includes outstanding common and preferred stock only.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following tables summarizes BlackRock’s operating performance for each of the three months ended June 30, 2010, March 31, 2010 and June 30, 2009 and the six months ended June 30, 2010 and 2009.

	Three Months Ended			Variance vs. Three Months Ended
	June 30,		March 31,	June 30, 2009		March 31, 2010
	2010	2009	2010	Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$2,032	$1,029	$1,995	$1,003	97%	$37	2%
Total expenses	$1,335	$768	$1,341	$567	74%	($6)	—%
Operating income	$697	$261	$654	$436	167%	$43	7%
Operating margin	34.3%	25.4%	32.8%	8.9%	35%	1.5%	5%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($32)	$51	($3)	($83)	NM	($29)	NM
Net income attributable to BlackRock, Inc.	$432	$218	$423	$214	98%	$9	2%
Diluted earnings per common share (e )	$2.21	$1.59	$2.17	$0.62	39%	$0.04	2%
As adjusted:
Operating income(a)	$741	$302	$727	$439	145%	$14	2%
Operating margin (a)	38.8%	34.4%	38.9%	4.4%	13%	(0.1%)	—%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests (b)	($28)	$42	($6)	($70)	NM	($22)	(367%)
Net income attributable to BlackRock, Inc. ( c) , (d)	$463	$239	$469	$224	94%	($6)	(1%)
Diluted earnings per common share(c), (d) , (e)	$2.37	$1.75	$2.40	$0.62	35%	($0.03)	(1%)
Other:
Diluted weighted-average common shares outstanding ( e)	192,569,539	133,364,611	192,152,251	59,204,928	44%	417,288	—%
Assets under management	$3,150,585	$1,373,160	$3,363,898	$1,777,425	129%	($213,313)	(6%)

NM - Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	Six Months Ended June 30,		Variance vs. Six Months Ended June 30, 2009
	2010	2009	Amount	% Change
GAAP basis:
Total revenue	$4,027	$2,016	$2,011	100%
Total expenses	$2,676	$1,484	$1,192	80%
Operating income	$1,351	$532	$819	154%
Operating margin	33.5%	26.4%	7.1%	27%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($35)	($106)	$71	67%
Net income attributable to BlackRock, Inc.	$855	$302	$553	183%
Diluted earnings per common share (e )	$4.38	$2.22	$2.16	97%
As adjusted:
Operating income(a)	$1,468	$609	$859	141%
Operating margin (a)	38.9%	35.8%	3.1%	9%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests (b)	($34)	($111)	$77	69%
Net income attributable to BlackRock, Inc. ( c) , (d)	$932	$349	$583	167%
Diluted earnings per common share(c), (d) , (e)	$4.78	$2.56	$2.22	87%
Other:
Diluted weighted-average common shares outstanding ( e)	192,213,593	132,668,695	59,544,898	45%
Assets under management	$3,150,585	$1,373,160	$1,777,425	129%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
(Dollar amounts in millions)	2010	2009	2010	2010	2009
Operating income, GAAP basis	$697	$261	$654	$1,351	$532
Non-GAAP adjustments:
BGI transaction/integration costs
Employee compensation and benefits	4	—	18	22	—
General and administration	28	15	34	62	15

Total BGI transaction/integration costs	32	15	52	84	15
PNC LTIP funding obligation	14	15	15	29	30
Merrill Lynch compensation contribution	2	2	3	5	5
Restructuring charges	—	—	—	—	22
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(4)	9	3	(1)	5

Operating income, as adjusted	741	302	727	1,468	609
Closed-end fund launch costs	—	—	—	—	2
Closed-end fund launch commissions	—	—	—	—	1

Operating income used for operating margin measurement	$741	$302	$727	$1,468	$612

Revenue, GAAP basis	$2,032	$1,029	$1,995	$4,027	$2,016
Non-GAAP adjustments:
Distribution and servicing costs	(97)	(125)	(100)	(197)	(252)
Amortization of deferred sales commissions	(27)	(26)	(26)	(53)	(53)

Revenue used for operating margin measurement	$1,908	$878	$1,869	$3,777	$1,711

Operating margin, GAAP basis	34.3%	25.4%	32.8%	33.5%	26.4%

Operating margin, as adjusted	38.8%	34.4%	38.9%	38.9%	35.8%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

BGI transaction and integration costs recorded in 2010 and 2009 consist principally of advisory payments, compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI Transaction. Restructuring charges recorded in 2009 consist of compensation costs, occupancy costs and professional fees. The expenses associated with restructuring and BGI transaction and integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help enhance the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution, a portion of which has been received, has been excluded because these charges ultimately do not impact BlackRock’s book value.

Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction and integration costs, closed-end fund launch costs, commissions and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes that excluding such costs is useful to BlackRock because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(b) Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to NCI, GAAP basis, adjusted for compensation expense associated with depreciation (appreciation) on investments related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
(Dollar amounts in millions)	2010	2009	2010	2010	2009
Non-operating income (expense), GAAP basis	($75)	$77	$2	($73)	($102)
Less: Net income (loss) attributable to NCI	(43)	26	5	(38)	4

Non-operating income (expense) (1)	(32)	51	(3)	(35)	(106)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	4	(9)	(3)	1	(5)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	($28)	$42	($6)	($34)	($111)

(1)	Net of net income (loss) attributable to non-controlling interests.

Management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

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

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31,
(Dollar amounts in millions, except per share data)	2010	2009	2010	2010	2009
Net income attributable to BlackRock, Inc., GAAP basis	$432	$218	$423	$855	$302
Non-GAAP adjustments, net of tax: (d)
BGI transaction/integration costs	21	10	34	55	10
PNC LTIP funding obligation	9	10	10	19	20
Merrill Lynch compensation contribution	1	1	2	3	3
Restructuring charges	—	—	—	—	14

Net income attributable to BlackRock, Inc., as adjusted	$463	$239	$469	$932	$349

Allocation of net income attributable to BlackRock, Inc., as adjusted: (f )
Common shares( e)	$456	$233	$462	$918	$339
Participating RSUs	7	6	7	14	10

Net income attributable to BlackRock, Inc., as adjusted	$463	$239	$469	$932	$349

Diluted weighted-average common shares outstanding ( e)	192,569,539	133,364,611	192,152,251	192,213,593	132,668,695

Diluted earnings per common share, GAAP basis (e )	$2.21	$1.59	$2.17	$4.38	$2.22

Diluted earnings per common share, as adjusted (e)	$2.37	$1.75	$2.40	$4.78	$2.56

The restructuring charges and BGI transaction and integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help enhance the comparability of this information to prior reporting periods.

The portion of the compensation expense associated with certain LTIP awards that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and the Merrill Lynch cash compensation contribution, a portion of which has been received, has been excluded from net income attributable to BlackRock, Inc., as adjusted, because these charges ultimately do not impact BlackRock’s book value.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(d) For each of the quarters ended June 30, 2010, June 30, 2009 and March 31, 2010, non-GAAP adjustments were tax effected at 35%, which reflects the blended rate applicable to the adjustments. For each of the six months ended June 30, 2010 and 2009, non-GAAP adjustments were tax effected at 35%.

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

iShares® is the global product leader in exchange traded funds for institutional, retail and high net worth investors with over 430 funds globally across equities, fixed income and commodities, which trade like common stocks on 16 exchanges worldwide. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds, including iShares. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement, which following Bank of America Corporation’s (“Bank of America”) acquisition of Merrill Lynch, runs through January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

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

BlackRock also earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral in the form of cash and securities, ranging from approximately 102% to 108% of the value of the loaned securities. The revenue earned is shared between BlackRock and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees, based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. Historically, the magnitude of performance fees in the fourth quarter generally exceeds the first three calendar quarters in a year due to the higher number of products with performance measurement periods that end on December 31.

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

Operating expenses reflect employee compensation and benefits, distribution and servicing costs, amortization of deferred sales commissions, direct fund expenses, general and administration expenses and amortization of finite-lived intangible assets.

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

•

Direct fund expenses primarily consist of third party non-advisory expenses incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expenses, audit and tax services as well as other fund related expenses directly attributable to the non-advisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

BlackRock primarily holds investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans, or for regulatory purposes, including Federal Reserve Bank stock. Non-operating income (expense) and other comprehensive income for available-for-sale investments includes the impact of changes in the valuations or pick up of equity method earnings of these investments, as well as interest and dividend income and interest expense.

In addition, non-operating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and collateralized loan obligations. The portion of non-operating income (expense) not attributable to BlackRock is allocated to non-controlling interests or appropriated retained earnings.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

Assets Under Management (1)

By Asset Class

				Variance vs.
(Dollar amounts in millions)	June 30, 2010	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009
Equity
Index	$1,091,964	$1,229,253	$68,656	(11%)	NM
Active	290,848	353,269	174,239	(18%)	67%
Fixed income
Index	488,265	470,589	4,241	4%	NM
Active	592,221	588,594	502,929	1%	18%
Multi-asset class	148,160	154,750	86,804	(4%)	71%
Alternative	101,536	101,886	53,979	—%	88%

Long-term	2,712,994	2,898,341	890,848	(6%)	205%
Cash management	279,227	306,536	316,694	(9%)	(12%)

Sub-total	2,992,221	3,204,877	1,207,542	(7%)	148%
Advisory (2)	158,364	159,021	165,618	—%	(4%)

Total	$3,150,585	$3,363,898	$1,373,160	(6%)	129%

NM - Not Meaningful

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Mix of Assets Under Management

By Asset Class (1)

	June 30, 2010	March 31, 2010	June 30, 2009
Equity
Index	35%	37%	5%
Active	9%	10%	13%
Fixed income
Index	15%	14%	—%
Active	19%	17%	37%
Multi-asset class	5%	5%	6%
Alternative	3%	3%	4%

Long-term	86%	86%	65%
Cash management	9%	9%	23%

Sub-total	95%	95%	88%
Advisory (2)	5%	5%	12%

Total	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM(1) for the three months ended June 30, 2010.

(Dollar amounts in millions)	March 31, 2010	Net subscriptions (redemptions)(2)	Acquisition(3)	Market appreciation (depreciation)	Foreign exchange(4)	June 30, 2010
Equity
Index	$1,229,253	$12,072	($3,862)	($137,441)	($8,058)	$1,091,964
Active	353,269	(24,983)	—	(34,121)	(3,317)	290,848
Fixed income
Index	470,589	8,523	—	10,708	(1,555)	488,265
Active	588,594	(5,918)	—	13,076	(3,531)	592,221
Multi-asset class	154,750	4,227	—	(8,391)	(2,426)	148,160
Alternative	101,886	229	—	(493)	(86)	101,536

Long-term	2,898,341	(5,850)	(3,862)	(156,662)	(18,973)	2,712,994
Cash management	306,536	(24,917)	—	(80)	(2,312)	279,227

Sub-total	3,204,877	(30,767)	(3,862)	(156,742)	(21,285)	2,992,221
Advisory (5)	159,021	353	—	237	(1,247)	158,364

Total	$3,363,898	($30,414)	($3,862)	($156,505)	($22,532)	$3,150,585

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	AUM acquisition adjustments (acquired from Barclays in December 2009) to conform to current period combined AUM policy.
(4)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased approximately $213 billion, or 6%, to $3.151 trillion at June 30, 2010, compared to $3.364 trillion at March 31, 2010. The decline in AUM primarily was attributable to $157 billion in net market depreciation, $25 billion of net outflows in cash management products, $23 billion decrease in foreign exchange movements, and $5 billion in net redemptions in long-term mandates and advisory assignments. Net market depreciation of $157 billion included $172 billion of net depreciation in equity products due to a decrease in global equity markets, $8 billion of depreciation in multi-asset class products, partially offset by $24 billion in net market appreciation in fixed income products. The $23 billion net decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar against the Euro and Pound Sterling, which resulted in a decrease in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

Net Subscriptions/(Redemptions)

Net redemptions of $30 billion for the three months ended June 30, 2010 included redemptions of $47 billion from institutional clients, partially offset by net subscriptions of $13 billion from iShares clients and $4 billion from retail and high net worth clients. The $30 billion of net redemptions included approximately $34 billion of merger-related net outflows related to concentration-related merger outflows and active quantitative products.

Long-term Net Subscriptions/(Redemptions)

Net redemptions in long-term mandates of $6 billion were primarily the result of $25 billion of net redemptions in active equity products, primarily related to active quantitative products and net redemptions of $6 billion in active fixed income primarily related to U.S targeted duration products. The $25 billion of net redemptions were partially offset by net subscriptions of $12 billion in equity index products, which were primarily related to global and regional/country index strategies, $9 billion of net subscriptions in fixed income index iShares, which were primarily related to U.S. strategies and $4 billion in net subscriptions of multi-asset class products, including global asset allocation and target date solutions, such as the LifePath® portfolios.

Cash Management and Advisory Net Subscriptions/(Redemptions/Distributions)

Cash management outflows of $25 billion were consistent with industry trends for cash management products. Outflows spanned all regions, including $17 billion from clients in the Americas and $8 billion from investors in EMEA. The Company experienced net redemptions from investors in all client categories, including $22 billion from institutional clients and $3 billion from retail and high net worth investors.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM(1) for the six months ended June 30, 2010.

(Dollar amounts in millions)	December 31, 2009	Net subscriptions (redemptions)(2)	Acquisition(3)	Market appreciation (depreciation)	Foreign exchange(4)	June 30, 2010
Equity
Index	$1,183,005	$16,633	($3,862)	($85,780)	($18,032)	$1,091,964
Active	353,050	(32,912)	—	(22,288)	(7,002)	290,848
Fixed income
Index	459,744	22,130	—	18,121	(11,730)	488,265
Active	595,883	(20,267)	—	24,381	(7,776)	592,221
Multi-asset class	142,029	14,786	—	(4,045)	(4,610)	148,160
Alternative	102,101	2,694	—	(2,179)	(1,080)	101,536

Long-term	2,835,812	3,064	(3,862)	(71,790)	(50,230)	2,712,994
Cash management	349,277	(64,516)	—	(3)	(5,531)	279,227

Sub-total	3,185,089	(61,452)	(3,862)	(71,793)	(55,761)	2,992,221
Advisory (5)	161,167	(2,511)	—	59	(351)	158,364

Total	$3,346,256	($63,963)	($3,862)	($71,734)	($56,112)	$3,150,585

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	AUM acquisition adjustments (acquired from Barclays in December 2009) to conform to current period combined AUM policy.
(4)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased approximately $196 billion, or 6%, to $3.151 trillion at June 30, 2010, compared to $3.346 trillion at December 31, 2009. The decline in AUM primarily was attributable to $72 billion in net market depreciation, $65 billion of net outflows in cash management products, $56 billion decrease in foreign exchange movements, and $3 billion of net distributions in advisory long-term portfolio liquidation assignments, partially offset by $3 billion in net subscriptions in long-term mandates. Net market depreciation of $72 billion included $108 billion of net depreciation in equity products due to a decrease in global equity markets, $4 billion depreciation in multi-asset class products and $2 billion in alternative products, partially offset by $43 billion in net appreciation in fixed income products. The $56 billion net decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar against the Euro and Pound Sterling, which resulted in a decrease in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

Net Subscriptions/(Redemptions)

Net redemptions of $64 billion for the six months ended June 30, 2010 included redemptions of $87 billion from institutional clients, offset by net subscriptions of $17 billion from iShares clients and $6 billion from retail and high net worth clients. The $64 billion of net redemptions included approximately $53 billion of merger-related net outflows related to concentration-related merger outflows and active quantitative products.

Long-term Net Subscriptions/(Redemptions)

Net subscriptions in long-term mandates of $3 billion were primarily the result of $22 billion in net subscriptions in fixed income index products related to iShares and institutional clients in U.S. targeted duration and U.S. sector specialty strategies, $17 billion in index equity related to institutional clients in multiple global strategies, $15 billion in multi-asset class, including global asset allocation and target date solutions such as the LifePath portfolios, and $3 billion in alternative products. The $57 billion of net subscriptions discussed above were partially offset by net redemptions of $33 billion in active equity products, substantially all related to active quantitative strategies, and net redemptions of $20 billion in active fixed income primarily related to U.S.targeted duration and U.S. core products.

Cash Management and Advisory Net Subscriptions/(Redemptions/Distributions)

Cash management net outflows of $65 billion included $55 billion and $9 billion from institutional and retail/high net worth clients, respectively, across all cash management strategies, concentrated in prime and government funds. Advisory AUM outflows included $3 billion of net distributions from long-term liquidation portfolios.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM(1) for the twelve months ended June 30, 2010.

(Dollar amounts in millions)	June 30, 2009	Net subscriptions (redemptions)(2)	Acquisition(3)	Market appreciation (depreciation)	Foreign exchange(4)	June 30, 2010
Equity
Index	$68,656	$36,458	$1,051,594	($41,529)	($23,215)	$1,091,964
Active	174,239	(27,750)	132,205	20,026	(7,872)	290,848
Fixed income
Index	4,241	27,778	467,768	6,902	(18,424)	488,265
Active	502,929	(2,744)	49,491	49,475	(6,930)	592,221
Multi-asset class	86,804	22,318	36,408	7,051	(4,421)	148,160
Alternative	53,979	3,339	48,051	(2,353)	(1,480)	101,536

Long-term	890,848	59,399	1,785,517	39,572	(62,342)	2,712,994
Cash management	316,694	(90,485)	59,530	(250)	(6,262)	279,227

Sub-total	1,207,542	(31,086)	1,845,047	39,322	(68,604)	2,992,221
Advisory (5)	165,618	(9,622)	—	48	2,320	158,364

Total	$1,373,160	($40,708)	$1,845,047	$39,370	($66,284)	$3,150,585

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	Includes AUM acquired from Barclays in December 2009 and acquisition adjustments to conform to current period combined AUM policy.
(4)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $1.777 trillion, or 129%, to $3.151 trillion at June 30, 2010, compared to $1.373 trillion at June 30, 2009. The growth in AUM primarily was attributable to $1.845 trillion acquired in the BGI Transaction, $59 billion of net subscriptions in long-term mandates and $39 billion in net market appreciation, partially offset by $90 billion of net outflows in cash management products, $66 billion in foreign exchange movements and $10 billion in net distributions in advisory assignments. Net market appreciation of $39 billion included $56 billion of net appreciation in fixed income products due to current income and changes in interest rate spreads, $20 billion in active equity and $7 billion in multi-asset class products, partially offset by $42 billion of net depreciation in equity index products due to a decrease in global equity markets in 2010 and $2 billion of net depreciation in alternative products. The $66 billion net decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar against the Euro and Pound Sterling, which resulted in a decrease in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

Net Subscriptions/(Redemptions)

Net redemptions of $41 billion for the twelve months ended June 30, 2010 included redemptions of $87 billion from institutional clients, partially offset by net subscriptions of $29 billion from iShares clients and $17 billion from retail and high net worth clients.

Long-term Net Subscriptions/(Redemptions)

Net subscriptions in long-term mandates of $59 billion primarily were the result of $36 billion net subscriptions in equity index products related to institutional and iShares clients in regional/country, U.S. equity and global equity products, $28 billion in index fixed income products, including $20 billion in iShares, $22 billion in multi-asset class, including global asset allocation and target date solutions, such as the LifePath portfolios, and $3 billion in alternative products, including fund of funds and currency overlay strategies. The $59 billion of net subscriptions were partially offset by net redemptions of $28 billion in active equity strategies, primarily related to active quantitative products, and net redemptions of $3 billion in active fixed income strategies.

Cash Management and Advisory Net Subscriptions/(Redemptions/Distributions)

Cash management net outflows of $90 billion included $71 billion and $19 billion from institutional and retail/high net worth clients, respectively, related to prime, tax exempt and government liquidity products. Advisory AUM outflows included $10 billion of net distributions from long-term liquidation portfolios.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009

The three months ended June 30, 2010 reflect the results of the BGI Transaction, which closed on December 1, 2009. Given the magnitude of the acquired business, certain line item variances are primarily driven by the inclusion of BGI results in 2010.

Revenue

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity
Index	$521	$6	$515	NM
Active	460	277	183	66%
Fixed income
Index	99	—	99	NM
Active	257	204	53	26%
Multi-asset class	175	106	69	65%
Alternative	154	98	56	57%
Cash management	126	166	(40)	(24%)

Total	1,792	857	935	109%
Investment advisory performance fees
Equity	18	2	16	NM
Fixed income	9	5	4	80%
Multi-asset class	2	—	2	NM
Alternative	21	10	11	110%

Total	50	17	33	194%
BlackRock Solutions and advisory	114	112	2	2%
Distribution fees	32	23	9	39%
Other revenue	44	20	24	120%

Total revenue	$2,032	$1,029	$1,003	97%

NM - Not Meaningful

Total revenue for the three months ended June 30, 2010 increased $1,003 million, or 97%, to $2,032 million, compared with $1,029 million for the three months ended June 30, 2009. The $1,003 million increase was the result of a $935 million increase in total investment advisory, administration fees and securities lending revenue, a $33 million increase in performance fees, a $24 million increase in other revenue, a $9 million increase in distribution fees, and a $2 million increase in BlackRock Solutions and advisory revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase in investment advisory, administration fees and securities lending revenues of $935 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009 consisted of increases of $515 million in index equity products, $183 million in active equity products, $99 million in index fixed income products, $53 million in active fixed income products, $69 million in multi-asset class products and $56 million in alternative investment products, partially offset by a $40 million decrease in cash management products. The $935 million net increase primarily related to fees earned on products acquired in the BGI acquisition as well as growth in long-term AUM due to market appreciation and net new business during the prior twelve month period, partially offset by a decline in fees from cash management products due to lower average AUM.

Performance Fees

Investment advisory performance fees increased $33 million, or 194%, to $50 million for the three months ended June 30, 2010, as compared to $17 million for the three months ended June 30, 2009, primarily due to an increase in performance fees from regional/country equity strategies, fixed income and multi-strategy hedge funds, partially offset by lower performance fees in real estate products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended June 30, 2010 increased $2 million, or 2%, compared with the three months ended June 30, 2009. The increase in BlackRock Solutions and advisory revenue was primarily due to additional Aladdin® mandates, partially offset by fewer advisory assignments, including the effect of a decline in AUM due to distributions in portfolio liquidation assignments, which have AUM based fees.

Distribution Fees

Distribution fees of $32 million for the three months ended June 30, 2010 increased $9 million, as compared to $23 million for the three months ended June 30, 2009. The increase primarily is the result of higher sales and AUM in certain share classes of BlackRock Funds.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Revenue (continued)

Other Revenue

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Other revenue:
Transition management service fees	$11	$4	$7	175%
Commissions revenue	9	6	3	50%
iPath® marketing fees (1)	7	—	7	NM
Equity method investment earnings (2)	5	2	3	150%
Other miscellaneous revenue	12	8	4	50%

Total other revenue	$44	$20	$24	120%

NM – Not Meaningful

(1)	Related to exchange traded notes issued by Barclays.
(2)	Related to operating and advisory company investments.

Other revenue of $44 million for the three months ended June 30, 2010 increased $24 million, or 120%, compared with the three months ended June 30, 2009. The increase in other revenue primarily was the result of a $7 million increase in fees earned for transition management services, a $7 million increase in marketing fees for the Barclays iPath products, a $3 million increase in BlackRock’s share of underlying earnings from certain operating and advisory company investments and a $3 million increase in unit trust and open-end mutual fund class A sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Expenses:
Employee compensation and benefits	$709	$390	$319	82%
Distribution and servicing costs	97	125	(28)	(22%)
Amortization of deferred sales commissions	27	26	1	4%
Direct fund expenses	122	15	107	NM
General and administration	340	176	164	93%
Amortization of intangible assets	40	36	4	11%

Total expenses, GAAP	$1,335	$768	$567	74%

Total expenses, GAAP	$1,335	$768	$567	74%
Less: Non-GAAP adjustments:
BGI transaction/integration costs
Employee compensation and benefits	4	—	4	NM
General and administration	28	15	13	87%

Total BGI transaction/integration costs	32	15	17	113%
PNC LTIP funding obligation	14	15	(1)	(7%)
Merrill Lynch compensation contribution	2	2	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(4)	9	(13)	NM

Total non-GAAP adjustments	44	41	3	7%

Total expenses, as adjusted	$1,291	$727	$564	78%

NM – Not Meaningful

Total GAAP expenses increased $567 million, or 74%, to $1,335 million for the three months ended June 30, 2010, compared to $768 million for the three months ended June 30, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $564 million, or 78%. The increase in total expenses, as adjusted, primarily is attributable to increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction of distribution and servicing costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Employee compensation and benefits, GAAP	$709	$390	$319	82%
Less: Non-GAAP adjustments:
BGI integration costs	4	—	4	NM
PNC LTIP funding obligation	14	15	(1)	(7%)
Merrill Lynch compensation contribution	2	2	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(4)	9	(13)	NM

Total non-GAAP adjustments	16	26	(10)	(38%)

Employee compensation and benefits, as adjusted	$693	$364	$329	90%

NM – Not Meaningful

Employee compensation and benefits expense increased $319 million, or 82%, to $709 million for the three months ended June 30, 2010, compared to $390 million for the three months ended June 30, 2009.

The increase in employee compensation and benefits expense, after excluding $4 million of BGI integration costs, was attributable to a $161 million increase in salaries, benefits and commissions and a $154 million increase in incentive compensation. The increase in incentive compensation primarily is associated with the increase in operating income after excluding the BGI integration costs, a $35 million increase in stock-based compensation expense related to the effect of additional grants to a larger number of employees at the end of January 2010, partially offset by a $19 million decrease in other deferred compensation. The decrease in other deferred compensation expense is offset by a $13 million decrease in non-operating income related to depreciation on investments held for these deferred compensation plans. The $161 million increase in salaries, benefits and commissions reflects an increase in the number of employees primarily resulting from the BGI Transaction. Full time employees at June 30, 2010 totaled approximately 8,400 as compared to 5,000 at June 30, 2009.

Distribution and Servicing Costs

Distribution and servicing costs decreased $28 million to $97 million for the three months ended June 30, 2010, compared to $125 million for the three months ended June 30, 2009. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $28 million decrease primarily related to lower levels of distribution payments due to lower levels of average cash management AUM, and a decrease of fees due to an increase in fee waivers for certain cash management funds serviced by Merrill Lynch.

Distribution and servicing costs for the three months ended June 30, 2010 included $59 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $4 million of costs attributable to PNC and affiliates as compared to $91 million and $5 million of costs, respectively, in the three months ended June 30, 2009. Distribution and servicing costs related to other third parties, including Barclays, increased $5 million to $34 million for the three months ended June 30, 2010, as compared to $29 million for the three months ended June 30, 2009 due to an expansion of distribution platforms.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Expenses (continued)

Direct Fund Expenses

Direct fund expenses increased $107 million primarily related to the addition of legacy BGI funds subject to these arrangements, under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
General and administration expenses:
Marketing and promotional	$89	$18	$71	394%
Occupancy	84	35	49	140%
Portfolio services	42	25	17	68%
Technology	42	26	16	62%
Professional services	28	28	—	—%
Other general and administration	55	44	11	25%

Total general and administration expenses, GAAP	$340	$176	$164	93%

Less: BGI transaction and integration costs	28	15	13	87%

Total general and administration expenses, as adjusted	$312	$161	$151	94%

General and administration expenses increased $164 million, or 93%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

BGI Transaction and Integration Costs

General and administration expenses in the three months ended June 30, 2010 included $15 million, $8 million, $3 million and $2 million of marketing and promotional, occupancy, professional services, and other general and administration expenses, respectively, related to the integration of BGI. General and administration expenses in the three months ended June 30, 2009 included $15 million of professional services related to certain advisory and legal BGI transaction costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Expenses (continued)

General and Administration Expenses, as Adjusted

Excluding the BGI transaction and integration expenses, general and administration expenses, as adjusted, increased $151 million, or 94%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Marketing and promotional expenses increased $56 million, or 311%, primarily due to an increase in global and exchange traded fund marketing expenses, which included travel, promotional, rebranding and advertising expenses. Occupancy costs increased $41 million primarily related to the BGI Transaction and to lease impairments as a result of vacating certain locations in the three months ended June 30, 2010. Portfolio service costs increased $17 million, or 68%, to $42 million, primarily due to an increase in market data and research expenses. Technology expenses increased $16 million, or 62%, to $42 million, primarily due to an increase in software/hardware licensing/maintenance and depreciation expenses. Professional services increased $12 million, or 92%, to $25 million compared to $13 million for the three months ended June 30, 2009 primarily related to consulting and legal costs incurred in connection with the BGI Transaction. Other general and administration expenses increased $9 million, or 20%, to $53 million compared to $44 million for the three months ended June 30, 2009, primarily related to increases in communication, VAT and other miscellaneous expenses, partially offset by an $18 million decrease in foreign currency remeasurement costs.

Amortization of Intangible Assets

Amortization of intangible assets increased $4 million to $40 million for the three months ended June 30, 2010, as compared to $36 million for the three months ended June 30, 2009. The increase in amortization of intangible assets reflects additional amortization for finite-lived management contracts acquired in the BGI Transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Non-operating income (expense), GAAP basis	($75)	$77	($152)	NM
Less: Net income (loss) attributable to NCI related to:
Investment activities	(14)	26	(40)	NM
Consolidated variable interest entities	(29)	—	(29)	NM

Non-operating income (expense)(1)	(32)	51	(83)	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	4	(9)	13	NM

Non-operating income (expense), as adjusted(1)	($28)	$42	($70)	NM

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Net gain (loss) on investments(1)
Private equity	($10)	$11	($21)	NM
Real estate	2	(12)	14	NM
Distressed credit/mortgage funds	5	44	(39)	(89%)
Hedge funds/funds of hedge funds	1	8	(7)	(88%)
Other investments(2)	7	2	5	250%

Sub-total	5	53	(48)	(91%)
Investments related to deferred compensation plans	(4)	9	(13)	NM

Total net gain (loss) on investments	1	62	(61)	(98%)
Interest and dividend income	5	4	1	25%
Interest expense	(38)	(15)	(23)	153%

Net interest expense	(33)	(11)	(22)	200%

Total non-operating income (expense)(1)	(32)	51	(83)	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	4	(9)	13	NM

Non-operating income (expense), as adjusted(1)	($28)	$42	($70)	NM

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $83 million to $32 million for the three months ended June 30, 2010, as compared to $51 million net non-operating income for the three months ended June 30, 2009. The $32 million non-operating expense, net of non-controlling interests, was comprised of $33 million of net interest expense, $5 million net gains primarily on co-investments partially offset by $4 million of depreciation related to hedges of deferred compensation.

The $5 million net gain on investments related to the Company’s co-investments and seed investments included net gains in distressed credit/mortgage funds of $5 million, hedge funds/funds of hedge funds of $1 million, real estate equity/debt products of $2 million and other investments of $7 million, partially offset by a $10 million decrease in valuations from private equity investments.

Net interest expense of $33 million increased $22 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes.

Net Economic Investment Portfolio

The Company presents total net “economic” investments to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock, Inc. The Company further presents the total net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by total return swap hedges. Finally, the Company’s regulatory investment in Federal Reserve Bank stock which is not subject to market or interest rate risk is excluded from the Company’s net economic investment exposure.

Changes in the investment portfolio are due to purchases, sales, maturities, distributions as well as the impact of valuations. The following table represents the carrying value of investments, by asset type, at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009	Variance
(Dollar amounts in millions)			Amount	% Change
Private equity	$237	$236	$1	—%
Real estate	56	44	12	27%
Distressed credit/mortgage funds	224	197	27	14%
Hedge funds/funds of hedge funds	123	108	15	14%
Other investments	198	142	56	39%

Total net “economic” investment exposure	838	727	111	15%
Federal Reserve Bank stock	324	10	314	NM
Deferred compensation investments	68	71	(3)	(4%)
Hedged investments	21	36	(15)	(42%)

Total net “economic” investments	$1,251	$844	$407	48%

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Net Economic Investment Portfolio (continued)

Fair Value Measurements

BlackRock reports its investments on a GAAP basis, which includes investments, which are owned by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore consolidated even though BlackRock may not own a majority of such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The following table represents investments measured at fair value on a recurring basis at June 30, 2010:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value (3)	Investments at June 30, 2010
Total investments, GAAP	$170	$191	$674	$428	$1,463
Net assets for which the Company does not bear “economic” exposure (1)	(40)	(59)	(113)	—	(212)

Net “economic” investments (2)	$130	$132	$561	$428	$1,251

(1)	Consists of net assets attributable to non-controlling investors of consolidated non-VIE sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from non-VIE sponsored investment funds.
(3)

Comprised of investments held at cost, amortized cost and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore the Company’s investment in such equity method investees may not represent fair value.

Income Tax Expense

Income tax expense was $233 million and $94 million for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the three months ended June 30, 2010 was 35.0%, as compared to 30.1% for the three months ended June 30, 2009. Excluding approximately $15 million of tax benefits primarily related to a favorable tax ruling received during the three months ended June 30, 2009, the effective income tax rate for this period would have been approximately 35.0%.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $697 million for the three months ended June 30, 2010, which was an increase of $436 million compared to the three months ended June 30, 2009. Operating income for the three months ended June 30, 2010 included the effect of revenue and expenses related to the December 1, 2009 acquisition of BGI and $32 million of BGI integration costs as compared to $15 million of BGI transaction costs for the three months ended June 30, 2009. The transaction/integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, advisory payments, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the three months ended June 30, 2010 included the effect of a $935 million increase in investment advisory, administration fees and securities lending revenue associated with the acquired BGI AUM and growth in long-term AUM, which included net new business during the prior twelve months, a $33 million increase in performance fees revenue, a $33 million increase in distribution fees and other revenue and a $2 million increase in BlackRock Solutions and advisory revenue. The increase in total revenue is partially offset by a $567 million net increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by a decrease in distribution and servicing costs.

The Company’s operating margin was 34.3% for the three months ended June 30, 2010, compared to 25.4% for the three months ended June 30, 2009. The increase in operating margin for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 included the effect of the BGI Transaction, an $18 million decrease in foreign currency remeasurement costs, a decline in deferred compensation related to depreciation on deferred compensation investments, partially offset by a $35 million increase in stock-based compensation related to additional grants to a larger number of employees at the end of January 2010, an increase in occupancy costs related to lease impairments as a result of vacating certain locations in the three months ended June 30, 2010, as well as increased investments to grow the business.

As Adjusted

Operating income, as adjusted, totaled $741 million for the three months ended June 30, 2010, which was an increase of $439 million compared to the three months ended June 30, 2009. The increase in operating income, as adjusted, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is related to the effect of the $1,003 million increase in total revenue, partially offset by a $564 million increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by a decrease in distribution and servicing costs.

Operating margin, as adjusted, was 38.8% and 34.4% for the three months ended June 30, 2010 and 2009, respectively. The increase in operating margin reflects the effect of the acquisition of BGI, an $18 million decrease in foreign currency remeasurement costs, partially offset by a $36 million increase in stock-based compensation related to additional grants to a larger number of employees at the end of January 2010, an increase in occupancy costs related to lease impairments as a result of vacating certain locations in the three months ended June 30, 2010, as well as increased investments to grow the business.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$697	$261	167%	$741	$302	145%
Non-operating income (expense)(1)	(32)	51	NM	(28)	42	NM
Income tax expense	(233)	(94)	148%	(250)	(105)	138%

Net income attributable to BlackRock, Inc.	$432	$218	98%	$463	$239	94%

Allocation of net income attributable to BlackRock, Inc.:
Common shares	$426	$212	101%	$456	$233	96%
Participating RSUs	6	6	—%	7	6	17%

Net income attributable to BlackRock, Inc.	$432	$218	98%	$463	$239	94%

Diluted weighted-average common shares outstanding(2)	192,569,539	133,364,611	44%	192,569,539	133,364,611	44%
Components of diluted earnings per common share
Operating income	$2.32	$1.24	87%	$2.46	$1.44	71%
Non-operating income (expense)(1)	(0.11)	0.24	NM	(0.09)	0.20	NM
Income tax expense	—	0.11	(100%)	—	0.11	(100%)

Diluted earnings per common share	$2.21	$1.59	39%	$2.37	$1.75	35%

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Series B and C, non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested RSUs are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the three months ended June 30, 2010 included operating income of $697 million, or $2.32 per diluted common share and non-operating expenses, less net income attributable to non-controlling interests, of $32 million, or $0.11 per diluted common share. Net income attributable to BlackRock, Inc. totaled $432 million, or $2.21 per diluted common share, for the three months ended June 30, 2010, which was an increase of $214 million, or $0.62 per diluted common share, compared to the three months ended June 30, 2009. The $0.62 per diluted common share increase included the effect of $15 million or $0.11 per diluted common share tax benefits primarily related to a favorable tax ruling received during the three months ended June 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $432 million for the three months ended June 30, 2010 included the after-tax effect of the BGI integration costs of $21 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million, and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former MLIM employees.

Net income attributable to BlackRock, Inc. of $218 million for the three months ended June 30, 2009 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, BGI transaction/integration cost of $10 million and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in third quarter 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.37 for the three months ended June 30, 2010 increased $0.62, or 35%, compared to the three months ended June 30, 2009.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2010 included operating income of $741 million, or $2.46 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $28 million, or $0.09 per diluted common share. Net income of $239 million or $1.75 per diluted common share attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2009 included the effect of $15 million or $0.11 per diluted common share of tax benefits related to a favorable tax ruling received during the three months ended June 30, 2009. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009

The six months ended June 30, 2010 reflects the results of the BGI Transaction, which closed on December 1, 2009. Given the magnitude of the acquired business, certain line item variances are driven primarily by the inclusion of BGI results in 2010.

Revenue

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity
Index	$1,010	$11	$999	NM
Active	921	509	412	81%
Fixed income
Index	195	1	194	NM
Active	511	400	111	28%
Multi-asset class	341	204	137	67%
Alternative	309	191	118	62%
Cash management	258	341	(83)	(24%)

Total	3,545	1,657	1,888	114%
Investment advisory performance fees
Equity	23	7	16	229%
Fixed income	22	8	14	175%
Multi-asset class	3	1	2	200%
Alternative	52	12	40	333%

Total	100	28	72	257%
BlackRock Solutions and advisory	227	247	(20)	(8%)
Distribution fees	60	48	12	25%
Other revenue	95	36	59	164%

Total revenue	$4,027	$2,016	$2,011	100%

NM – Not Meaningful

Total revenue for the six months ended June 30, 2010 increased $2,011 million, or 100%, to $4,027 million, compared with $2,016 million for the six months ended June 30, 2009. Total revenue for the six months ended June 30, 2010 reflects the full six months effect of the BGI acquisition. The $2,011 million increase was the result of a $1,888 million increase in total investment advisory, administration fees and securities lending revenue, a $72 million increase in performance fees, a $59 million increase in other revenue and a $12 million increase in distribution fees, partially offset by a $20 million decrease in BlackRock Solutions and advisory revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase of $1,888 million in investment advisory, administration fees and securities lending revenues to $3,545 million for the six months ended June 30, 2010, compared with $1,657 million for the six months ended June 30, 2009 consisted of increases of $999 million in index equity products, $412 million in active equity products, $194 million in index fixed income products, $111 million in active fixed income products, $137 million in multi-asset class products and $118 million in alternative investment products, partially offset by an $83 million decrease in cash management products. The $1,888 million net increase primarily related to products acquired in the BGI acquisition as well as growth in long-term AUM due to net new business during the prior twelve months, partially offset by market depreciation/foreign exchange in 2010 and a decline in fees from cash management products due to lower average AUM.

Performance Fees

Investment advisory performance fees increased $72 million, or 257%, to $100 million for the six months ended June 30, 2010, as compared to $28 million for the six months ended June 30, 2009, primarily due to an increase in performance fees from fixed income and multi-strategy hedge funds, equity and fixed income products, partially offset by a decline in performance fees from real estate products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the six months ended June 30, 2010 decreased $20 million, or 8%, compared with the six months ended June 30, 2009. The decrease in BlackRock Solutions and advisory revenue was primarily due to fewer advisory assignments, including the effect of a decline in advisory AUM due to distributions in portfolio liquidation assignments, which have AUM based fees, partially offset by additional Aladdin mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Other Revenue

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Other revenue:
Transition management service fees	$29	$10	$19	190%
Commissions revenue	18	11	7	64%
iPath marketing fees (1)	13	—	13	NM
Equity method investment earnings (2)	11	3	8	267%
Other miscellaneous revenue	24	12	12	100%

Total other revenue	$95	$36	$59	164%

NM – Not Meaningful

(1)	Related to exchange traded notes issued by Barclays.
(2)	Related to operating and advisory company investments.

Other revenue of $95 million for the six months ended June 30, 2010 increased $59 million, or 164%, compared with the six months ended June 30, 2009. The increase in other revenue was primarily the result of a $19 million increase in fees earned for transition management services, a $13 million increase in marketing fees for the Barclays iPath products, an $8 million increase in BlackRock’s share of underlying earnings from certain operating and advisory company investments and a $7 million increase in commissions revenue as a result of unit trust and open-end mutual fund class A sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Expenses

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Expenses:
Employee compensation and benefits	$1,482	$741	$741	100%
Distribution and servicing costs	197	252	(55)	(22%)
Amortization of deferred sales commissions	53	53	—	—%
Direct fund expenses	235	28	207	NM
General and administration	629	316	313	99%
Restructuring charges	—	22	(22)	(100%)
Amortization of intangible assets	80	72	8	11%

Total expenses, GAAP	$2,676	$1,484	$1,192	80%

Total expenses, GAAP	$2,676	$1,484	$1,192	80%
Less: Non-GAAP adjustments:
BGI transaction/integration costs
Employee compensation and benefits	22	—	22	NM
General and administration	62	15	47	313%

Total BGI transaction/integration costs	84	15	69	460%
PNC LTIP funding obligation	29	30	(1)	(3%)
Merrill Lynch compensation contribution	5	5	—	—%
Restructuring charges	—	22	(22)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(1)	5	(6)	NM

Total non-GAAP adjustments	117	77	40	52%

Total expenses, as adjusted	$2,559	$1,407	$1,152	82%

NM – Not Meaningful

Total GAAP expenses increased $1,192 million, or 80%, to $2,676 million for the six months ended June 30, 2010, compared to $1,484 million for the six months ended June 30, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $1,152 million, or 82%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction of distribution and servicing costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$1,482	$741	$741	100%
Less: Non-GAAP adjustments:
BGI transaction/integration costs	22	—	22	NM
PNC LTIP funding obligation	29	30	(1)	(3%)
Merrill Lynch compensation contribution	5	5	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(1)	5	(6)	NM

Total non-GAAP adjustments	55	40	15	38%

Employee compensation and benefits, as adjusted	$1,427	$701	$726	104%

NM – Not Meaningful

Employee compensation and benefits expense increased $741 million, or 100%, to $1,482 million, for the six months ended June 30, 2010, compared to $741 million for the six months ended June 30, 2009.

The increase in employee compensation and benefits expense, after excluding $22 million of BGI integration costs, was attributable to a $327 million increase in salaries, benefits and commissions and a $392 million increase in incentive compensation. The increase in incentive compensation is primarily associated with the increase in operating income after excluding the BGI integration costs, a $65 million increase in stock-based compensation expense related to the effect of additional grants to a larger number of employees at the end of January 2010, offset by a $10 million decrease in other deferred compensation. The decrease in other deferred compensation expense is partially offset by a $6 million decrease in non-operating income related to depreciation on investments held for these deferred compensation plans. The $327 million increase in salaries, benefits and commissions reflects an increase in the number of employees primarily resulting from the BGI Transaction. Full time employees at June 30, 2010 totaled approximately 8,400 as compared to 5,000 at June 30, 2009.

Distribution and Servicing Costs

Distribution and servicing costs decreased $55 million to $197 million for the six months ended June 30, 2010, compared to $252 million for the six months ended June 30, 2009. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $55 million decrease primarily related to lower levels of distribution payments due to lower levels of average cash management AUM and a decrease of fees due to an increase in waivers for certain cash management funds serviced by Merrill Lynch.

Distribution and servicing costs for the six months ended June 30, 2010 included $118 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $9 million of costs attributable to PNC and affiliates as compared to $189 million, and $10 million, respectively, in the six months ended June 30, 2009. Distribution and servicing costs related to other third parties, including Barclays, increased $17 million to $70 million for the six months ended June 30, 2010, as compared to $53 million for the six months ended June 30, 2009 due to an expansion of distribution platforms.

Direct Fund Expenses

Direct fund expenses increased $207 million primarily related to the addition of legacy BGI funds subject to these arrangements, under which BlackRock pays certain fund expenses.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Expenses (continued)

General and Administration Expenses

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
General and administration expenses:
Marketing and promotional	$159	$31	$128	413%
Occupancy	152	70	82	117%
Portfolio services	83	48	35	73%
Technology	81	51	30	59%
Professional services	60	40	20	50%
Closed-end fund launch costs	—	2	(2)	(100%)
Other general and administration	94	74	20	27%

Total general and administration expenses, GAAP	$629	$316	$313	99%

Less: BGI transaction and integration costs	62	15	47	313%

Total general and administration expenses, as adjusted	$567	$301	$266	88%

General and administration expenses increased $313 million, or 99%, to $629 million, for the six months ended June 30, 2010 compared with $316 million for the six months ended June 30, 2009.

BGI Transaction and Integration Costs

General and administration expenses in the six months ended June 30, 2010 included $31 million, $12 million, $12 million, $2 million and $5 million of marketing and promotional, professional services, occupancy, technology, and other general and administration expenses, respectively, related to the integration of BGI. General and administration expenses in the six months ended June 30, 2009 included $15 million of professional services related to certain advisory and legal BGI transaction costs.

General and Administration Expenses, as Adjusted

Excluding the BGI transaction and integration expenses, general and administration expenses, as adjusted, increased $266 million, or 88%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Marketing and promotional expenses increased $97 million, or 313%, primarily due to an increase in global and exchange traded fund marketing expenses, which included travel, promotional and rebranding and advertising expenses. Occupancy increased $70 million primarily related to the BGI Transaction and to an increase in lease impairments as a result of vacating certain locations in the six months ended June 30, 2010. Portfolio service costs increased $35 million, or 73%, to $83 million, due to an increase in market data and research expenses. Technology expenses increased $28 million, or 55%, to $79 million, primarily due to an increase in software licensing/maintenance and depreciation expenses. Professional services increased $23 million, or 92%, to $48 million compared to $25 million for the six months ended June 30, 2009 primarily related to consulting, accounting/tax and legal costs. Other general and administration expenses increased $15 million, or 20%, to $89 million compared to $74 million for the six months ended June 30, 2009, primarily related to increases in communication, VAT, filing and license fees, other office related costs and other miscellaneous expenses, partially offset by a $28 million change in foreign currency remeasurement costs/benefits from $16 million of costs in the six months ended June 30, 2009 to a $12 million benefit in the six months ended June 30, 2010 and a $10 million decline in an expense for a potentially uncollectible receivable recorded in 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Expenses (continued)

Restructuring Charges

For the six months ended June 30, 2009, BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts.

Amortization of Intangible Assets

Amortization of intangible assets increased $8 million to $80 million for the six months ended June 30, 2010, as compared to $72 million for the six months ended June 30, 2009. The increase in amortization of intangible assets reflects amortization of finite-lived management contracts acquired in the BGI Transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Non-operating income (expense), GAAP basis	($73)	($102)	$29	28%
Less: Net income (loss) attributable to NCI, related to:
Investment activities	(10)	4	(14)	NM
Consolidated variable interest entities	(28)	—	(28)	NM

Non-operating income (expense)(1)	(35)	(106)	71	67%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	1	(5)	6	NM

Non-operating income (expense), as adjusted(1)	($34)	($111)	$77	69%

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Net gain (loss) on investments(1)
Private equity	($2)	($9)	$7	78%
Real estate	1	(105)	106	NM
Distressed credit/mortgage funds	25	32	(7)	(22%)
Hedge funds/funds of hedge funds	7	2	5	250%
Other investments(2)	4	(13)	17	NM

Sub-total	35	(93)	128	NM
Investments related to deferred compensation plans	(1)	5	(6)	NM

Total net gain (loss) on investments	34	(88)	122	NM
Interest and dividend income	9	12	(3)	(25%)
Interest expense	(78)	(30)	(48)	160%

Net interest expense	(69)	(18)	(51)	283%

Total non-operating income (expense)(1)	(35)	(106)	71	67%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	1	(5)	6	NM

Non-operating income (expense), as adjusted(1)	($34)	($111)	$77	69%

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $71 million to $35 million for the six months ended June 30, 2010, as compared to $106 million for the six months ended June 30, 2009. The $35 million non-operating expense, net of non-controlling interests, was comprised of $69 million of net interest expense and partially offset by $34 million of net gains on investments.

The $34 million net gain on investments, less non-controlling interests, related to the Company’s co-investment and seed investments, included net gains in distressed credit/mortgage funds of $25 million, hedge funds/funds of hedge funds of $7 million and $5 million of other investments and real estate equity/debt products, partially offset by $2 million and $1 million decreases in valuations from private equity products and deferred compensation investments, respectively.

Net interest expense was $69 million, an increase of $51 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes.

Income Tax Expense

Income tax expense was $461 million and $124 million for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the six months ended June 30, 2010 was 35.0%, as compared to 29.1% for the six months ended June 30, 2009. Excluding approximately $25 million of tax benefits primarily related to a favorable tax ruling and a decrease in unrecognized tax benefits related to the final resolution of an outstanding tax matter in the six months ended June 30, 2009, the effective income tax rate for this period would have been approximately 35.0%.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $1,351 million for the six months ended June 30, 2010, which was an increase of $819 million compared to the six months ended June 30, 2009. Operating income for the six months ended June 30, 2010 included the effect of revenue and expenses related to the acquisition of BGI and $84 million of BGI integration costs as compared to $15 million of BGI transaction costs for the six months ended June 30, 2009. The transaction/integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, advisory payments, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the six months ended June 30, 2010 included the effect of a $1,888 million increase in investment advisory, administration fees and securities lending revenue associated with the acquired BGI AUM as well as growth in long-term AUM, which included net new business during the prior twelve months, a $72 million increase in performance fees revenue and a $71 million increase in distribution fees and other revenue, partially offset by a $20 million reduction in BlackRock Solutions and advisory revenue. The increase in total revenue is partially offset by a $1,192 million net increase in operating expenses due to increases in employee compensation and benefits, direct fund expenses, general and administration expenses and amortization of intangible assets, partially offset by decreases in distribution and servicing costs and restructuring expenses.

The Company’s operating margin was 33.5% for the six months ended June 30, 2010, compared to 26.4% for the six months ended June 30, 2009. The increase in operating margin for six months ended June 30, 2010 as compared to the six months ended June 30, 2009 included the effect of the BGI Transaction, growth in long term AUM, a change in foreign currency remeasurement costs/benefits from a $16 million cost in the six months ended June 30, 2009 to a $12 million benefit in the six months ended June 30, 2010, a $10 million decline in an expense for a potentially uncollectible receivable recorded in 2009 and a decline in deferred compensation related to depreciation on deferred compensation investments, partially offset by a $69 million increase of BGI transaction/integration costs, an increase of $65 million in stock-based compensation expense related to additional grants to a larger number of employees at the end of January 2010, an increase in occupancy costs related to lease impairments as a result of vacating certain locations in the six months ended June 30, 2010, and an $8 million increase in amortization of intangible assets related to the finite-lived management contracts acquired in the BGI Transaction, as well as increased investments to grow the business.

As Adjusted

Operating income, as adjusted, totaled $1,468 million for the six months ended June 30, 2010, which was an increase of $859 million compared to the six months ended June 30, 2009. The increase in operating income, as adjusted, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is related to the effect of the $2,011 million increase in total revenue, partially offset by a $1,152 million increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by a decrease in distribution and servicing costs.

Operating margin, as adjusted, was 38.9% and 35.8% for the six months ended June 30, 2010 and 2009, respectively. The increase in operating margin reflects the initial synergies from the acquisition of BGI, a change in foreign currency remeasurement costs/benefits from a $16 million cost in the six months ended June 30, 2009 to a $12 million benefit in the six months ended June 30, 2010, and a $10 million decline in an expense for a potentially uncollectible receivable recorded in 2009, partially offset by an increase of $66 million in stock-based compensation expense related to additional grants to a larger number of employees at the end of January 2010, an increase in occupancy costs related to lease impairments as a result of vacating certain locations in the six months ended June 30, 2010, and an $8 million increase in amortization of intangible assets related to the finite-lived management contracts acquired in the BGI Transaction, as well as increased investments to grow the business.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$1,351	$532	154%	$1,468	$609	141%
Non-operating (expense)(1)	(35)	(106)	67%	(34)	(111)	69%
Income tax expense	(461)	(124)	272%	(502)	(149)	237%

Net income attributable to BlackRock, Inc.	$855	$302	183%	$932	$349	167%

Allocation of net income attributable to BlackRock, Inc.:
Common Shares	$842	$294	186%	$918	$339	171%
Participating RSUs	13	8	63%	14	10	40%

Net income attributable to BlackRock, Inc.	$855	$302	183%	$932	$349	167%

Diluted weighted-average common shares outstanding(2)	192,213,593	132,668,695	45%	192,213,593	132,668,695	45%
Components of Diluted earnings per common share:
Operating income	$4.50	$2.54	77%	$4.89	$2.91	68%
Non-operating (expense)(1)	(0.12)	(0.50)	76%	(0.11)	(0.53)	79%
Income tax benefit (expense)	—	0.18	(100%)	—	0.18	(100%)

Diluted earnings per common share	$4.38	$2.22	97%	$4.78	$2.56	87%

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Series A, B, C, and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the six months ended June 30, 2010 included operating income of $1,351 million, or $4.50 per diluted common share and non-operating expenses, less net income (loss) attributable to non-controlling interests, of $35 million, or $0.12 per diluted common share. Net income attributable to BlackRock, Inc. totaled $855 million, or $4.38 per diluted common share, for the six months ended June 30, 2010, which was an increase of $553 million, or $2.16 per diluted common share, compared to the six months ended June 30, 2009. The $2.16 per diluted common share increase included the effect of $25 million, or $0.18 per diluted common share, of tax benefits primarily related to a favorable tax ruling and a decrease in unrecognized tax benefits related to the final resolution of an outstanding tax matter received during the six months ended June 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $855 million for the six months ended June 30, 2010 included the after-tax effect of the BGI integration costs of $55 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $19 million, and an expected contribution by Merrill Lynch of $3 million to fund certain compensation of former MLIM employees.

Net income attributable to BlackRock, Inc. of $302 million for the six months ended June 30, 2009 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $20 million, restructuring charges of $14 million, BGI transaction costs of $10 million and an expected contribution by Merrill Lynch of $3 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in third quarter 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $4.78 for the six months ended June 30, 2010 increased $2.22, or 87%, compared to the six months ended June 30, 2009.

Net income attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2010 included operating income of $1,468 million, or $4.89 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $34 million, or $0.11 per diluted common share. Net income of $349 million or $2.56 per diluted common share attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2009 included the effect of $25 million or $0.18 per diluted common share of tax benefits related to a favorable tax ruling and a decrease in unrecognized tax benefits related to the final resolution of an outstanding tax matter received during the six months ended June 30, 2009. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010

Revenue

	Three Months Ended		Variance
	June 30,	March 31,
(Dollar amounts in millions)	2010	2010	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity
Index	$521	$489	$32	7%
Active	460	461	(1)	—%
Fixed income
Index	99	96	3	3%
Active	257	254	3	1%
Multi-asset class	175	166	9	5%
Alternative	154	155	(1)	(1%)
Cash management	126	132	(6)	(5%)

Total	1,792	1,753	39	2%
Investment advisory performance fees
Equity	18	5	13	260%
Fixed income	9	13	(4)	(31%)
Multi-asset class	2	1	1	100%
Alternative	21	31	(10)	(32%)

Total	50	50	—	—%
BlackRock Solutions and advisory	114	113	1	1%
Distribution fees	32	28	4	14%
Other revenue	44	51	(7)	(14%)

Total revenue	$2,032	$1,995	$37	2%

Total revenue for the three months ended June 30, 2010 increased $37 million, or 2%, to $2,032 million, compared with $1,995 million for the three months ended March 31, 2010. The $37 million increase was primarily the result of a $39 million increase in total investment advisory, administration fees and securities lending revenue, a $4 million increase in distribution fees, partially offset by a $7 million decrease in other revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase in investment advisory, administration fees and securities lending revenues of $39 million for the three months ended June 30, 2010, compared with the three months ended March 31, 2010, primarily related to approximately a $41 million increase in securities lending fees due to an increase in average loan balances on international securities and the effect of one more revenue day for the three months ended June 30, 2010, partially offset by a decline in fees from equity and cash management products due to lower average AUM.

Performance Fees

Investment advisory performance fees were $50 million for the three months ended June 30, 2010, as compared to $50 million for the three months ended March 31, 2010. Performance fees increased $13 million from equity products, primarily related to regional/country and sector equity strategies, offset by a decrease in performance fees from alternative hedge funds and fixed income products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended June 30, 2010 was $114 million as compared to $113 million for the three months ended March 31, 2010. The increase is primarily due to additional Aladdin mandates.

Other Revenue

	Three Months Ended
	June 30,	March 31,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Other revenue:
Transition management service fees	$11	$18	($7)	(39%)
Commissions revenue	9	9	—	—%
iPath marketing fees (1)	7	6	1	17%
Equity method investment earnings (2)	5	6	(1)	(17%)
Other miscellaneous revenue	12	12	—	—%

Total other revenue	$44	$51	($7)	(14%)

(1)	Related to exchange traded notes issued by Barclays.
(2)	Related to operating and advisory company investments.

Other revenue of $44 million for the three months ended June 30, 2010 decreased $7 million, or 14%, compared with the three months ended March 31, 2010. The decrease in other revenue was primarily the result of a $7 million decrease in fees earned for transition management services.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Expenses

	Three Months Ended
	June 30,	March 31,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$709	$773	($64)	(8%)
Distribution and servicing costs	97	100	(3)	(3%)
Amortization of deferred sales commissions	27	26	1	4%
Direct fund expenses	122	113	9	8%
General and administration	340	289	51	18%
Amortization of intangible assets	40	40	—	—%

Total expenses, GAAP	$1,335	$1,341	($6)	—%

Total expenses, GAAP	$1,335	$1,341	($6)	—%
Less: Non-GAAP adjustments:
BGI integration costs
Employee compensation and benefits	4	18	(14)	(78%)
General and administration	28	34	(6)	(18%)

Total BGI integration costs	32	52	(20)	(38%)
PNC LTIP funding obligation	14	15	(1)	(7%)
Merrill Lynch compensation contribution	2	3	(1)	(33%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(4)	3	(7)	NM

Total non-GAAP adjustments	44	73	(29)	(40%)

Total expenses, as adjusted	$1,291	$1,268	$23	2%

NM – Not Meaningful

Total GAAP expenses decreased $6 million, to $1,335 million for the three months ended June 30, 2010, compared to $1,341 million for the three months ended March 31, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $23 million, or 2%. The increase in total expenses, as adjusted, was primarily attributable to increases in general and administration expenses and direct fund expenses, partially offset by a reduction in employee compensation and benefits and distribution and servicing costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended
	June 30, 2010	March 31, 2010	Variance
(Dollar amounts in millions)			Amount	% Change
Employee compensation and benefits, GAAP expenses:	$709	$773	($64)	(8%)
Less: Non-GAAP adjustments:
BGI integration costs	4	18	(14)	(78%)
PNC LTIP funding obligation	14	15	(1)	(7%)
Merrill Lynch compensation contribution	2	3	(1)	(33%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(4)	3	(7)	NM

Total non-GAAP adjustments	16	39	(23)	(59%)

Employee compensation and benefits, as adjusted	$693	$734	($41)	(6%)

NM – Not Meaningful

Employee compensation and benefits expense decreased $64 million, or 8%, to $709 million, for the three months ended June 30, 2010, compared to $773 million for the three months ended March 31, 2010.

The decrease in employee compensation and benefits expense, after excluding a $14 million decrease of BGI integration costs, was attributable to a $26 million decrease in incentive compensation, including the effect of $7 million related to depreciation on deferred compensation investments and a $22 million decrease in employer payroll taxes related to higher expenses for the three months ended March 31, 2010 due to the vesting of a portion of annual stock-based awards.

Distribution and Servicing Costs

Distribution and servicing costs decreased $3 million to $97 million for the three months ended June 30, 2010, compared to $100 million for the three months ended March 31, 2010. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $3 million decrease primarily related to lower levels of average cash management AUM, resulting in lower levels of distribution costs.

Distribution and servicing costs for the three months ended June 30, 2010 included $59 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $4 million of costs attributable to PNC and affiliates as compared to $59 million and $5 million, respectively, in the three months ended March 31, 2010. Distribution and servicing costs related to other third parties, including Barclays, decreased $2 million to $34 million for the three months ended June 30, 2010, as compared to $36 million for the three months ended March 31, 2010.

Direct Fund Expenses

Direct fund expenses of $122 million for the three months ended June 30, 2010 increased $9 million compared to $113 million for the three months ended March 31, 2010. These costs primarily include legacy BGI funds subject to these arrangements, under which BlackRock pays certain fund expenses. The $9 million increase was primarily due to higher shareholder reporting, professional services, exchange listing and registrar costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Expenses (continued)

General and Administration Expenses

	Three Months Ended
	June 30, 2010	March 31, 2010	Variance
(Dollar amounts in millions)			Amount	% Change
General and administration expenses:
Marketing and promotional	$89	$70	$19	27%
Occupancy	84	68	16	24%
Portfolio services	42	41	1	2%
Technology	42	39	3	8%
Professional services	28	32	(4)	(13%)
Other general and administration	55	39	16	41%

Total general and administration expenses, GAAP	$340	$289	$51	18%

Less: BGI integration costs	28	34	(6)	(18%)

Total general and administration expenses, as adjusted	$312	$255	$57	22%

General and administration expenses increased $51 million, or 18%, for the three months ended June 30, 2010 compared with the three months ended March 31, 2010.

BGI Integration Costs

General and administration expenses in the three months ended June 30, 2010 included $15 million, $8 million, $3 million and $2 million of marketing and promotional, occupancy, professional services, and other general and administration expenses, respectively, related to the integration of BGI. General and administration expenses in the three months ended March 31, 2010 included $16 million, $9 million, $4 million, $2 million and $3 million of marketing and promotional, professional services, occupancy, technology, and other general and administration expenses, respectively, related to the integration of BGI.

General and Administration Expenses, as Adjusted

Excluding the BGI integration expenses, general and administration expenses, as adjusted, increased $57 million, or 22%, for the three months ended June 30, 2010 compared to the three months ended March 31, 2010.

The $57 million increase related to $20 million of marketing and promotional costs, including travel, entertainment and advertising costs, $12 million in occupancy costs primarily related to lease impairments to vacate certain locations as well as the full quarter effect of lease expense for Drapers Gardens in the United Kingdom, a $12 million decrease in foreign currency remeasurement benefits and a $13 million increase in other expenses, including technology and VAT expenses.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Non-operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended June 30, 2010 and March 31, 2010 was as follows:

	Three Months Ended
	June 30, 2010	March 31, 2010	Variance
(Dollar amounts in millions)			Amount	% Change
Non-operating income (expense), GAAP basis	($75)	$2	($77)	NM
Less: Net income (loss) attributable to NCI, related to:
Investment activities	(14)	4	(18)	NM
Consolidated variable interest entities	(29)	1	(30)	NM

Non-operating (expense)(1)	(32)	(3)	(29)	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	4	(3)	7	NM

Non-operating (expense), as adjusted(1)	($28)	($6)	($22)	(367%)

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended June 30, 2010 and March 31, 2010 were as follows:

	Three Months Ended
	June 30, 2010	March 31, 2010	Variance
(Dollar amounts in millions)			Amount	% Change
Net gain (loss) on investments(1)
Private equity	($10)	$8	($18)	NM
Real estate	2	(1)	3	NM
Distressed credit/mortgage funds	5	20	(15)	(75%)
Hedge funds/funds of hedge funds	1	6	(5)	(83%)
Other investments(2)	7	(3)	10	NM

Sub-total	5	30	(25)	(83%)
Investments related to deferred compensation plans	(4)	3	(7)	NM

Total net gain (loss) on investments	1	33	(32)	(97%)
Interest and dividend income	5	4	1	25%
Interest expense	(38)	(40)	2	(5%)

Net interest expense	(33)	(36)	3	(8%)

Total non-operating income (expense)(1)	(32)	(3)	(29)	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	4	(3)	7	NM

Non-operating income (expense), as adjusted(1)	($28)	($6)	($22)	(367%)

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating expense, less net income (loss) attributable to non-controlling interests, increased $29 million to $32 million for the three months ended June 30, 2010, as compared to $3 million non-operating expense for the three months ended March 31, 2010. The $32 million non-operating expense, net of non-controlling interests, was comprised of $33 million of net interest expense, $4 million of negative valuations related to hedges of deferred compensation and $5 million of net positive valuations on balance sheet co-investments.

The $5 million net gain on investments related to the Company’s co-investments and seed investments, which included net gains in distressed credit/mortgage funds of $5 million, hedge funds/funds of hedge funds of $1 million, real estate equity/debt products of $2 million and other investments of $7 million, offset by a $10 million decrease in valuations from private equity investments.

The $29 million increase in non-operating expense, net of net income (loss) attributable to non-controlling interests, was related to a $25 million decrease in valuation gains on co-investments and a $7 million decrease in valuations related to hedges of deferred compensation plans, offset by a $3 million decrease in net interest expense. The $25 million net decrease in valuations gains on co-investments primarily related to lower gains of $15 million and $5 million from distressed credit/mortgage funds and hedge funds/funds of hedge funds, respectively, a decrease in valuations of $18 million for private equity products, partially offset by higher valuations of $10 million for other investments and $3 million for real estate products.

Income Tax Expense

Income tax expense was $233 million and $228 million for the three months ended June 30, 2010 and March 31, 2010, respectively. The effective income tax rate for both the three months ended June 30, 2010 and March 31, 2010 was 35.0%.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $697 million for the three months ended June 30, 2010, which was an increase of $43 million compared to the three months ended March 31, 2010. Operating income for the three months ended June 30, 2010 included $32 million of BGI integration costs as compared to $52 million of BGI integration costs for the three months ended March 31, 2010. The integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the three months ended June 30, 2010 included the effect of a $39 million increase in investment advisory, administration fees and securities lending revenue associated with an increase in average loan balances on international securities and the effect of one more revenue day in the three months ended June 30, 2010, partially offset by the effect of the decline in equity and cash management AUM due to net outflows.

The Company’s operating margin was 34.3% for the three months ended June 30, 2010 compared to 32.8% for the three months ended March 31, 2010. The increase in operating margin for three months ended June 30, 2010 as compared to the three months ended March 31, 2010 included the revenue benefits of our diversified business model while expenses included continued investments in the business as well as the effect of a $22 million decrease in employer payroll taxes incurred in the three months ended March 31, 2010 due to the vesting of a portion of annual stock-based awards and a decrease in BGI integration costs, partially offset by a $12 million decrease in foreign currency remeasurement benefits and higher occupancy costs related to new leases and impairments of existing leases.

As Adjusted

Operating income, as adjusted, totaled $741 million for the three months ended June 30, 2010 which was an increase of $14 million compared to the three months ended March 31, 2010. The increase in operating income, as adjusted, for the three months ended June 30, 2010 as compared to the three months ended March 31, 2010 is primarily related to a $39 million increase in base fees partially offset by a $23 million net increase in operating expenses primarily due to increases in general and administration and direct fund expenses, partially offset by a decrease in employee compensation and benefits.

Operating margin, as adjusted, was 38.8% and 38.9% for the three months ended June 30, 2010 and March 31, 2010, respectively. The operating margin reflects the revenue benefits of our diversified business model while expenses included continued investments in the business as well as a $22 million decrease in employer payroll taxes related to higher expenses for the three months ended March 31, 2010 due to the vesting of a portion of annual stock-based awards partially offset by a $12 million decrease in foreign currency remeasurement benefits.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2010 and March 31, 2010 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2010	March 31, 2010		June 30, 2010	March 31, 2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$697	$654	7%	$741	$727	2%
Non-operating (expense)(1)	(32)	(3)	NM	(28)	(6)	(367%)
Income tax expense	(233)	(228)	2%	(250)	(252)	(1%)

Net income attributable to BlackRock, Inc.	$432	$423	2%	$463	$469	(1%)

Allocation of net income attributable to BlackRock, Inc.:
Common Shares	$426	$417	2%	$456	$462	(1%)
Participating RSUs	6	6	—%	7	7	—%

Net income attributable to BlackRock, Inc.	$432	$423	2%	$463	$469	(1%)

Diluted weighted-average common shares outstanding(2)	192,569,539	192,152,251	—%	192,569,539	192,152,251	—%
Components of Diluted earnings per common share:
Operating income	$2.32	$2.18	6%	$2.46	$2.42	2%
Non-operating (expense)(1)	(0.11)	(0.01)	NM	(0.09)	(0.02)	(350%)

Diluted earnings per common share	$2.21	$2.17	2%	$2.37	$2.40	(1%)

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Series B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the three months ended June 30, 2010 included operating income of $697 million, or $2.32 per diluted common share and non-operating expenses, less net income attributable to non-controlling interests, of $32 million, or $0.11 per diluted common share. Net income attributable to BlackRock, Inc. totaled $432 million, or $2.21 per diluted common share, for the three months ended June 30, 2010, which was an increase of $9 million, or $0.04 per diluted common share, compared to the three months ended March 31, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2010, as compared with the three months ended March 31, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $432 million for the three months ended June 30, 2010 included the after-tax effect of the BGI integration costs of $21 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million, and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former MLIM employees.

Net income attributable to BlackRock, Inc. of $423 million for the three months ended March 31, 2010 included the after-tax effect of the BGI integration costs of $34 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in third quarter 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.37 for the three months ended June 30, 2010 decreased $0.03, or 1%, compared to the three months ended March 31, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2010 included operating income of $741 million, or $2.46 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $28 million, or $0.09 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

In accordance with GAAP, certain BlackRock sponsored investment funds and collateralized loan obligations (“CLOs”) are consolidated into the financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority equity interest, if any, in these funds or CLOs. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and VIEs:

	Six Months Ended June 30, 2010
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash flows from operating activities	$310	$(14)	$(4)	$328
Cash flows from investing activities	(402)	(3)	—	(399)
Cash flows from financing activities	(2,372)	50	(5)	(2,417)
Effect of exchange rate changes on cash and cash equivalents	(61)	—	—	(61)

Net change in cash and cash equivalents	(2,525)	33	(9)	(2,549)
Cash and cash equivalents, beginning of period	4,708	75	9	4,624

Cash and cash equivalents, end of period	$2,183	$108	$—	$2,075

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds and consolidated VIEs at June 30, 2010 decreased $2,549 million from December 31, 2009, resulting from $328 million of cash inflows from operating activities, $2,417 million of cash outflows from financing activities, $399 million of cash outflows from investing activities and a $61 million decrease due to the effect of foreign exchange rate changes.

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

Net cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2010 primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Net cash inflows for the six months ended June 30, 2010 included the effect of cash payments related to year end incentive compensation, including the payments for BGI employee compensation accruals assumed in the BGI Transaction and repayments to Barclays of approximately $258 million to settle certain non-interest bearing notes assumed in the BGI Transaction.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2010 were $399 million and primarily included $408 million of purchases of investments, including $314 million of Federal Reserve Bank stock, and $66 million of purchases of property and equipment, partially offset by $57 million of net proceeds from sales and maturities of investments and $22 million of return of capital from equity method investees.

Financing Activities

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2010 were $2,417 million primarily included repayments of short-term borrowings and convertible debt of $1,790 million and $172 million, respectively, $389 million of payments for cash dividends and $117 million related to repurchases of common stock to satisfy tax withholding obligations of employees related to vesting of certain restricted stock awards.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009	Variance
(Dollar amounts in millions)			Amount	% Change
Cash and cash equivalents	$2,183	$4,708	($2,525)	(54%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(108)	(75)	(33)	(44%)

Subtotal	2,075	4,633	(2,558)	(55%)
2007 credit facility - undrawn(2)	2,266	2,171	95	4%
Commercial paper(3)	(344)	(2,034)	1,690	83%

Total liquidity	$3,997	$4,770	($773)	(16%)

Required regulatory capital(4)	$865	$857	$8	1%

(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Excludes $134 million and $129 million of undrawn amounts at June 30, 2010 and December 31, 2009, respectively related to Lehman Commercial Paper, Inc.
(3)	The outstanding commercial paper notes that are supported by the 2007 credit facility reduce the availability of the facility.
(4)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

The $773 million decline in total liquidity during the six months ended June 30, 2010 includes the effects of the following: (i) cash payments of 2009 year end incentive awards, including the payments for BGI employee compensation accrual assumed in the BGI Transaction, (ii) the purchase of $314 million of Federal Reserve Bank stock, (iii) the settlement of approximately $258 million of certain non-interest bearing notes assumed in the BGI Transaction and (iv) $172 million of repayments related to convertible debt.

In addition, a significant portion of the Company’s $1,251 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Operating Lease – Drapers Gardens

In January 2010, the Company entered into an agreement with Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust, for the lease of approximately 292,418 square feet of office and ancillary (including retail) space located at Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

The lease began on February 17, 2010 (the “Effective Date”) and will continue for twenty-five years, with the option to renew for an additional five-year term. The lease provides for total annual base rental payments of approximately $22 million, which is subject to increase on each fifth anniversary of the beginning of the lease. The lease includes an initial rent free period for thirty-six months and twenty-two days following the Effective Date.

Purchase Obligations

In connection with the Drapers Gardens lease described above, the Company entered into a purchase obligation for construction services of approximately $50 million.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Investment/Loan Commitments

At June 30, 2010, the Company had $297 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and are callable at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Prior to June 30, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At June 30, 2010, $33.5 million of financing was outstanding and remains outstanding as of August 2010, which is past its final maturity date of March 5, 2010. At June 30, 2010, the carrying value of the collateral was estimated to be $9 million, which resulted in an additional $3.5 million reduction in due from related parties on the Company’s condensed consolidated statement of financial condition and an equal amount recorded in general and administrative expenses on the Company’s condensed consolidated statements of income in the six months ended June 30, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under chapter 7 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. The management agreement between the Company and Anthracite has expired. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

Short-term Borrowings

2007 Credit Facility

In August 2007, the Company entered into a five-year, $2.5 billion unsecured revolving credit facility (the “2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2010. At June 30, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.53% and a maturity date during July 2010. During July 2010, the Company rolled over the $100 million in borrowings with an interest rate of 0.51% and a maturity date during August 2010. Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used to finance a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, both related parties, as well as other third parties, act as dealers under the CP Program. At June 30, 2010 the CP Program was supported by the 2007 facility.

The Company began to issue CP Notes under the CP Program on November 4, 2009. As of June 30, 2010, BlackRock had $344 million of outstanding CP Notes with a weighted-average interest rate of 0.31% and a weighted-average maturity of 12 days. As of August 4, 2010, BlackRock had $30 million of outstanding CP Notes supported by the 2007 facility with a weighted-average interest rate of 0.43% and a weighted-average maturity of 19 days. The Company expects that the outstanding balance of CP Notes may fluctuate throughout the remainder of the year.

Japan Commitment-line

In June 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of three months. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At June 30, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and on, and after, February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60 but not less than 30 days notice. During the six months ended June 30, 2010, holders of $172 million of debentures converted their holdings into cash and shares. At June 30, 2010, $71 million in convertible debentures were outstanding.

As of June 30, 2010, debt service and repayment requirements, assuming the convertible debentures are fully repaid in 2010, are $72 million for the remainder of 2010.

Long-term Borrowings

At June 30, 2010, long-term borrowings were $3.2 billion. During the six months ended June 30, 2010, the Company paid approximately $70 million related to interest on long-term borrowings. Debt service and repayment requirements are $70 million for the remainder of 2010, $140 million in 2011, $640 million in 2012, $129 million in 2013, $1,129 million in 2014, and $94 million in 2015.

Other 2010 Cash Uses

Settlement of Acquisition Related Liabilities with Barclays

As certain acquired BGI receivables are collected, the Company will pay Barclays approximately $330 million, which was recorded as of December 31, 2009 in due to related parties on the condensed consolidated statement of financial condition, to settle certain non-interest bearing notes assumed in the BGI Transaction. As of June 2010, the Company had repaid approximately $258 million. In addition, in July 2010 the Company repaid approximately $15 million and it is anticipated that substantially all of the remainder of the notes will be repaid during the remainder of 2010.

Federal Reserve Bank stock

BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly-owned subsidiary of the Company, purchased $314 million of additional Federal Reserve Bank stock during the second quarter of 2010 pursuant to its regulatory requirements. Additional purchases of Federal Reserve Bank stock, pursuant to BTC’s regulatory requirements, may be required; however, such amounts are not expected to be material.

SSR Transaction

In connection with the SSR Transaction, which closed in January 2005, the Company made a final contingent payment in August 2010 of approximately $9 million.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Approval to Repurchase up to 5,100,000 shares

In July 2010, BlackRock announced that its Board of Directors approved the repurchase of up to 5,100,000 shares to neutralize the dilutive effects of restricted stock units and options that have been granted to employees and which will become dilutive over the next several years. The shares are to be repurchased with management discretion on the timing of the repurchases. BlackRock’s pre-existing repurchase program established in 2006 has been terminated effective with the new authorization. Through August 4, 2010, the Company repurchased approximately 539,000 shares in open market transactions for approximately $85 million.

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

The second contingent payment, of up to $595 million, is payable in cash in 2011. Quellos also may be entitled to a “catch-up” payment in 2011 if certain investment advisory base fee measures are met through 2010 as the value of the first contingent payment was less than $374 million. A portion of the second contingent payment, not to exceed $90 million, may be paid to Quellos based on factors including the continued employment of certain employees with BlackRock. Therefore, this portion, not to exceed $90 million, would be recorded as employee compensation.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Barclays Support of Certain Securities Lending Related Cash Funds

Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At June 30, 2010, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $2.1 billion. At June 30, 2010, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary of these funds.

Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalents in those jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers.

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

At June 30, 2010, the Company was required to maintain approximately $865 million in net capital in certain regulated subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of Variable Interest Entities (“VIEs”) and Fair Value Measurements, discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Significant Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2009 Annual Report on Form 10-K filed with the SEC on March 10, 2010 for details on Significant Accounting Policies.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No 46(R), for a reporting enterprise’s interest in an entity if certain conditions are met. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt/loan obligations (“CDOs” or “CLOs”) and sponsored investment funds, which may be considered VIEs. At June 30, 2010, the Company consolidated four VIEs, including three CLOs and one sponsored private equity fund.

CLOs

As of June 30, 2010, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including three CLOs, in which BlackRock, in accordance with ASU 2009-17, was determined to be the primary beneficiary, which resulted in consolidation of these VIEs in the Company’s condensed consolidated financial statements. At June 30, 2010, the Company had $53 million, $1,257 million, $1,215 million, $6 million and $89 million in cash and cash equivalents, bank loans and other investments, borrowings, other liabilities and appropriated retained earnings, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The changes in the assets and liabilities of these CLOs will have no impact on net income attributable to BlackRock, Inc.

Sponsored Private Equity Fund

As of June 30, 2010, BlackRock was determined to be the primary beneficiary of one sponsored private equity investment fund of funds, in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At June 30, 2010, the Company had recorded $8 million, $33 million and $41 million in cash and cash equivalents, private equity investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The Company has no risk of loss with its involvement with this VIE.

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments and returns of certain market indices. BlackRock’s $674 million of Level 3 investments at June 30, 2010 primarily include co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as funds that invest in distressed credit and mortgage securities and real estate equity products. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing information from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Performance Fees / Carried Interest

The Company receives performance fees or an incentive allocation from alternative investment products and certain separately managed accounts. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product or account.

The Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as performance fees on its condensed consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At June 30, 2010 and December 31, 2009, the Company had $20 million and $13 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk

BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2010, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At June 30, 2010, the outstanding total return swaps had an aggregate notional value of approximately $21 million.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks (continued)

At June 30, 2010, approximately $512 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

	June 30, 2010	December 31, 2009	Variance
(Dollar amounts in millions)			Amount	% Change
Total investments, GAAP	$1,463	$1,049	$414	39%
Investments held by consolidated sponsored investment funds	(512)	(463)	(49)	(11%)
Net exposure to consolidated investment funds	300	258	42	16%

Total net “economic” investments	1,251	844	407	48%
Federal Reserve Bank stock	(324)	(10)	(314)	NM
Deferred compensation investments	(68)	(71)	3	4%
Hedged investments	(21)	(36)	15	42%

Total net “economic” investment exposure	$838	$727	$111	15%

NM – Not Meaningful

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At June 30, 2010, the Company’s net exposure to market price risk in its investment portfolio was approximately $479 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include private equity and real estate investments, hedge funds and fund of funds, as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $47.9 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At June 30, 2010, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $359 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $4 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the euro, pound sterling, South Korean won and Australian dollars, was $78 million. A 10% adverse change in foreign exchange rates would result in approximately a $7.8 million decline in the carrying value of such investments.

PART I – FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at June 30, 2010. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at June 30, 2010.

Internal Control over Financial Reporting

Other than the integration of certain information technology systems and processes of the acquired BGI business to those of BlackRock, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting. BlackRock is continuing to evaluate its internal controls as well as the internal controls of the acquired BGI business as BlackRock integrates the BGI business into the existing BlackRock business.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2010 through April 30, 2010	11,572	(2)	$213.93	—	751,400
May 1, 2010 through May 31, 2010	—	(2)	$—	—	751,400
June 1, 2010 through June 30, 2010	6,315	(2)	$164.19	—	751,400

Total	17,887		$196.37	—	751,400

(1)

On August 2, 2006, the Company announced a 2.1 million share repurchase program with no stated expiration date. In July 2010, the plan was terminated and a new plan with no stated expiration date was announced to repurchase up to 5.1 million shares.

(2)

Reflects purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

PART II – OTHER INFORMATION (continued)

Item 4.	Reserved

Item 6.	Exhibits

Exhibit No.	Description

10.1	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

Date: August 6, 2010	By:	/s/ ANN MARIE PETACH
Ann Marie Petach Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document