Form 10-Q
period 2010-09-30
BlackRock Inc.
filed 2010-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 63,645,496 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$2,636	$4,708
Accounts receivable	2,052	1,718
Due from related parties	168	189
Investments	1,512	1,049
Separate account assets	116,667	119,629
Assets of consolidated variable interest entities
Cash and cash equivalents	91	—
Bank loans and other investments	1,293	—
Collateral held under securities lending agreements	18,981	19,335
Deferred sales commissions, net	75	103
Property and equipment (net of accumulated depreciation of $393 and $303 at September 30, 2010 and December 31, 2009, respectively)	429	443
Intangible assets (net of accumulated amortization of $575 and $466 at September 30, 2010 and December 31, 2009, respectively)	17,546	17,666
Goodwill	12,641	12,638
Other assets	413	588

Total assets	$174,504	$178,066

Liabilities
Accrued compensation and benefits	$1,146	$1,482
Accounts payable and accrued liabilities	1,234	850
Due to related parties	151	490
Short-term borrowings	100	2,234
Liabilities of consolidated variable interest entities
Borrowings	1,237	—
Other liabilities	7	—
Convertible debentures	67	243
Long-term borrowings	3,191	3,191
Separate account liabilities	116,667	119,629
Collateral liability under securities lending agreements	18,981	19,335
Deferred tax liabilities	5,548	5,518
Other liabilities	495	492

Total liabilities	148,824	153,464

Commitments and contingencies (Note 12)
Temporary equity
Redeemable non-controlling interests	54	49

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at September 30, 2010 and December 31, 2009;
Shares issued: 64,411,584 and 62,776,777 at September 30, 2010 and December 31, 2009, respectively;
Shares outstanding: 62,759,519 and 61,896,236 at September 30, 2010 and December 31, 2009, respectively
Preferred stock (Note 16)	1	1
Additional paid-in capital	22,400	22,127
Retained earnings	3,260	2,436
Appropriated retained earnings	94	—
Accumulated other comprehensive loss	(95)	(96)
Escrow shares, common, at cost (868,940 shares held at September 30, 2010 and December 31, 2009)	(137)	(137)
Treasury stock, common, at cost (783,125 and 11,601 shares held at September 30, 2010 and December 31, 2009, respectively)	(124)	(3)

Total BlackRock, Inc. stockholders’ equity	25,400	24,329
Nonredeemable non-controlling interests	180	224
Nonredeemable non-controlling interests of consolidated variable interest entities	46	—

Total permanent equity	25,626	24,553

Total liabilities, temporary equity and permanent equity	$174,504	$178,066

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,217	$625	$3,529	$1,763
Other third parties	577	290	1,810	809

Investment advisory, administration fees and securities lending revenue	1,794	915	5,339	2,572
Investment advisory performance fees	114	49	214	77
BlackRock Solutions and advisory	101	122	328	369
Distribution fees	29	25	89	73
Other revenue	54	29	149	65

Total revenue	2,092	1,140	6,119	3,156

Expenses
Employee compensation and benefits	774	444	2,256	1,185
Distribution and servicing costs
Related parties	67	92	194	291
Other third parties	38	27	108	80
Amortization of deferred sales commissions	26	23	79	76
Direct fund expenses	124	15	359	43
General and administration	316	146	945	462
Restructuring charges	—	—	—	22
Amortization of intangible assets	40	36	120	108

Total expenses	1,385	783	4,061	2,267

Operating income	707	357	2,058	889
Non-operating income (expense)
Net gain (loss) on investments	93	89	117	5
Net gain (loss) on consolidated variable interest entities	12	—	(16)	—
Interest and dividend income	10	4	19	16
Interest expense	(37)	(15)	(115)	(45)

Total non-operating income (expense)	78	78	5	(24)

Income before income taxes	785	435	2,063	865
Income tax expense	201	101	662	225

Net income	584	334	1,401	640
Less:
Net income (loss) attributable to redeemable non-controlling interests	—	1	2	2
Net income (loss) attributable to nonredeemable non-controlling interests	33	16	(7)	19

Net income attributable to BlackRock, Inc.	$551	$317	$1,406	$619

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.85	$2.31	$7.28	$4.58
Diluted	$2.83	$2.27	$7.21	$4.50
Cash dividends declared and paid per share	$1.00	$0.78	$3.00	$2.34
Weighted-average common shares outstanding:
Basic	190,494,905	133,266,379	190,385,046	131,481,677
Diluted	192,326,841	135,902,241	192,280,679	134,001,799

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$584	$334	$1,401	$640
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax
Unrealized holding gains (losses), net of tax	1	3	4	4
Less: reclassification adjustment included in net income	—	2	2	(12)

Net change from available-for-sale investments, net of tax(1)	1	1	2	16
Minimum pension liability adjustment	1	—	—	1
Foreign currency translation adjustments	89	(8)	(1)	81

Comprehensive income	675	327	1,402	738
Less: Comprehensive income attributable to non-controlling interests	33	17	(5)	21

Comprehensive income attributable to BlackRock, Inc.	$642	$310	$1,407	$717

(1)

The tax benefit (expense) on unrealized holding gains (losses) was ($1) million and ($2) million during the three months ended September 30, 2010 and 2009, respectively, and ($2) million and ($7) million during the nine months ended September 30, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	1,406	—	—	—	—	1,406	11	(18)	1,399	2
Allocation of losses of consolidated collateralized loan obligations	—	—	(20)	—	—	—	(20)	—	20	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(582)	—	—	—	—	(582)	—	—	(582)	—
Stock-based compensation	334	—	—	—	—	1	335	—	—	335	—
PNC LTIP capital contribution	5	—	—	—	—	—	5	—	—	5	—
Merrill Lynch capital contribution	10	—	—	—	—	—	10	—	—	10	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Net issuance of common shares related to employee stock transactions	(194)	—	—	—	—	(60)	(254)	—	—	(254)	—
Convertible debt conversions, net of tax	(53)	—	—	—	—	66	13	—	—	13	—
Net tax benefit (shortfall) from stock-based compensation	43	—	—	—	—	—	43	—	—	43	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(4)	(5)	(9)	97
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(94)
Other changes in non-controlling interests	—	—	—	—	—	—	—	(2)	—	(2)	—
Foreign currency translation adjustments	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Change in net unrealized gains (losses) from available-for-sale investments, net of tax	—	—	—	2	—	—	2	—	—	2	—

September 30, 2010	$22,402	$3,260	$94	($95)	($137)	($124)	$25,400	$180	$46	$25,626	$54

(1)	Includes $1 million of common stock and $1 million of preferred stock at September 30, 2010 and December 31, 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interests/ Temporary Equity
December 31, 2008	$10,474	$1,982	($186)	($143)	($58)	$12,069	$225	$12,294	$266
Reclass to temporary equity - convertible debt	(1)	—	—	—	—	(1)	—	(1)	1
Net income	—	619	—	—	—	619	19	638	2
Dividends paid, net of dividend expense for unvested RSUs	—	(315)	—	—	—	(315)	—	(315)	—
Stock-based compensation	231	—	—	—	1	232	—	232	—
Issuance of shares to institutional investor	300	—	—	—	—	300	—	300	—
Issuance of common shares for contingent consideration	43	—	—	—	—	43	—	43	—
PNC LTIP capital contribution	6	—	—	—	—	6	—	6	—
Merrill Lynch capital contribution	25	—	—	—	—	25	—	25	—
Net issuance of common shares related to employee stock transactions	(79)	—	—	—	57	(22)	—	(22)	—
Net tax benefit (shortfall) from stock-based compensation	6	—	—	—	—	6	—	6	—
Minimum pension liability adjustment	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	(1)	(1)	(251)
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(9)	(9)	(8)
Other change in non-controlling interests	—	—	—	—	—	—	(3)	(3)	—
Foreign currency translation adjustments	—	—	81	—	—	81	—	81	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	16	—	—	16	—	16	—

September 30, 2009	$11,005	$2,286	($88)	($143)	$—	$13,060	$231	$13,291	$10

(1)	Includes $1 million of preferred stock at September 30, 2009 and $1 million of common stock at September 30, 2009 and December 31, 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$1,401	$640
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	231	175
Amortization of deferred sales commissions	79	76
Stock-based compensation	335	232
Deferred income tax expense (benefit)	42	(99)
Net (gains) losses on non-trading investments	(34)	18
Purchases of investments within consolidated funds	(13)	(35)
Proceeds from sales and maturities of investments within consolidated funds	23	265
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(43)	—
Net (gains) losses and net (purchases)/proceeds within consolidated VIEs	57	—
(Earnings) losses from equity method investees	(104)	(32)
Distributions of earnings from equity method investees	11	11
Other adjustments	—	2
Changes in operating assets and liabilities:
Accounts receivable	(334)	(307)
Due from related parties	13	178
Deferred sales commissions	(51)	(47)
Investments, trading	(139)	(119)
Other assets	162	(67)
Accrued compensation and benefits	(329)	(233)
Accounts payable and accrued liabilities	391	163
Due to related parties	(339)	4
Other liabilities	56	6

Cash flows from operating activities	1,415	831

Cash flows from investing activities
Purchases of investments	(522)	(60)
Proceeds from sales and maturities of investments	131	229
(Purchases)/proceeds of assets held for sale	1	(2)
Distributions of capital from equity method investees	39	50
Net consolidations (deconsolidations) of sponsored investment funds	(17)	4
Contingent/other acquisition payments	(16)	(158)
Purchases of property and equipment	(96)	(52)

Cash flows from investing activities	(480)	11

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities
Repayments of short-term borrowings	(2,134)	—
Repayments of convertible debt	(176)	(1)
Repayments of other borrowings	—	(1)
Cash dividends paid	(582)	(316)
Proceeds from stock options exercised	7	15
Merrill Lynch capital contribution	10	25
Proceeds from issuance of common stock	4	304
Repurchases of common stock	(264)	(41)
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	88	(252)
Excess tax benefit from stock-based compensation	43	26
Net borrowings/(repayments of borrowings) by consolidated sponsored investment funds	—	70

Cash flows from financing activities	(3,004)	(171)

Effect of exchange rate changes on cash and cash equivalents	(3)	60

Net (decrease) increase in cash and cash equivalents	(2,072)	731
Cash and cash equivalents, beginning of period	4,708	2,032

Cash and cash equivalents, end of period	$2,636	$2,763

Supplemental disclosure of cash flow information is as follows:
Cash paid for:
Interest	$98	$52
Interest on borrowings of consolidated VIEs	$38	$—
Income taxes	$355	$405
Supplemental schedule of non-cash investing and financing transactions is as follows:
Issuance of common stock	$257	$77
Contingent common stock payment related to Quellos transaction	$—	$43
Increase (decrease) in borrowings due to consolidation of VIEs	$1,157	$—

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management and securities lending services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On December 1, 2009, BlackRock completed its acquisition of Barclays Global Investors (“BGI”) from Barclays Bank PLC (“Barclays”) (the “BGI Transaction”). In exchange for BGI, BlackRock paid approximately $6.65 billion in cash and issued capital stock valued at $8.53 billion comprised of 3,031,516 shares of BlackRock common stock and 34,535,255 shares of BlackRock Series B and D non-voting participating preferred stock. See Note 3, Mergers and Acquisitions, for more details on this transaction.

On September 30, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
Bank of America/Merrill Lynch & Co., Inc.	3.7%	33.9%
The PNC Financial Services Group, Inc. (“PNC”)	34.7%	24.3%
Barclays	4.8%	19.7%
Other	56.8%	22.1%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock only.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

The interim financial information at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Business Combinations

In accordance with the requirements of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), certain line items on the condensed consolidated statement of financial condition, including goodwill, intangible assets, and deferred tax liabilities, have been retrospectively adjusted as of December 31, 2009 to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. See Note 3, Mergers and Acquisitions, for a summary of the changes in 2010 to the BGI purchase price allocation.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

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

2. Significant Accounting Policies (continued)

Basis of Presentation (continued)

Fair Value Measurements (continued)

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include listed mutual funds and ETFs, equities and certain derivatives.

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. Assets that generally are included in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, certain equity method limited partnership interests in hedge funds and mutual funds in which the valuations for substantially all of the investments within the fund are based upon Level 1 or Level 2 inputs, restricted public securities valued at a discount, as well as over the counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that can be generally corroborated by observable market data. These prices are generally determined by a third party valuation source.

Level 3 Inputs:

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

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Significant Accounting Policies (continued)

Basis of Presentation (continued)

Acquired Management Contracts with Indefinite Useful Lives

The value of contracts to manage assets in proprietary open-end funds, closed-end funds and collective trusts without a specified termination date are generally classified as indefinite-lived intangible assets. The assignment of indefinite lives to such contracts is primarily based upon the following: a) the assumption that there is no foreseeable limit on the contract period to manage these funds; b) the Company expects to, and has the ability to continue to operate these products indefinitely; c) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; d) current competitive factors and economic conditions do not indicate a finite life; and e) there is a high likelihood of continued renewal based on historical experience.

Collateral Assets Held and Liabilities Under Securities Lending Agreements

The Company facilitates securities lending arrangements whereby securities held by separate account assets are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time. These transactions are not reported as sales under ASC 860, Transfers and Servicing, because of the obligation of the Company to repurchase the securities.

As a result, the Company records the collateral received under these arrangements (both cash and non-cash), as its own asset in addition to a corresponding liability for the obligation to return the collateral. As with the securities lending collateral discussed above, the fair value of the asset received and related obligation to return the collateral are recorded by the Company. At September 30, 2010, the fair value of loaned securities held by separate account assets was approximately $17.5 billion and the collateral held under these securities lending agreements was approximately $19.0 billion. During the nine months ended September 30, 2010 and for the full year ended December 31, 2009, the Company had not sold or repledged any of the collateral received under these arrangements. The fair value of the collateral liability approximates the fair value of the collateral assets and is recorded in collateral liability under securities lending agreements on the Company’s condensed consolidated statements of financial condition.

Classification and Measurement of Redeemable Securities

The provisions of ASC 480-10, Distinguishing Liabilities from Equity, require temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. At September 30, 2010 and December 31, 2009, the Company determined that $54 million and $49 million, respectively, of non-controlling interests related to certain consolidated sponsored investment funds were redeemable for cash or other assets at the option of the holder, resulting in temporary equity classification on the Company’s condensed consolidated statements of financial condition.

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

At September 30, 2010, the Company held disposal group assets of $26 million and related liabilities of $26 million in other assets and other liabilities, respectively, on its condensed consolidated statement of financial condition. Disposal group liabilities include approximately $23 million of borrowings directly associated with the disposal group assets. During the nine months ended September 30, 2009, the Company recorded a net loss of $1 million, within non-operating income (expense) on its condensed consolidated statement of income related to the disposal group and did not record any adjustments in 2010.

Convertible Debt Instruments

In accordance with the provisions within ASC 470-20, Debt (“ASC 470-20”), issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount, which should be amortized as interest expense over the expected life of the liability. At September 30, 2010, the Company had $67 million of principal convertible debentures outstanding, which were issued in February 2005, bear interest at a rate of 2.625%, and are due in 2035. The Company retrospectively adopted the requirements of ASC 470-20 on January 1, 2009 resulting in a total cumulative impact of a $9 million reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance was estimated to be 4.3%, which resulted in $18 million of the $250 million initial aggregate principal amount of the debentures issued, or $12 million after tax, being attributable to equity. As of March 31, 2010, the initial $18 million debt discount was fully amortized.

Comprehensive Income Attributable to BlackRock

Subsequent to the issuance of BlackRock’s second quarter 2010 Form 10-Q, the Company determined that pursuant to ASC 810, Consolidation, it should have presented the amount of comprehensive income attributable to non-controlling interests and comprehensive income attributable to BlackRock in its Consolidated Statements of Comprehensive Income and it mislabeled total comprehensive income as being attributable to BlackRock. The affected periods include each of the three years in the period ended December 31, 2009 and each of the interim periods in 2009 and 2010. The accompanying Consolidated Statements of Comprehensive Income for the interim period ended September 30, 2009 has been corrected to include the required information.

For the years ended December 31, 2009, 2008 and 2007, the corrected presentation of comprehensive income is $987 million, $372 million, and $1,383 million, respectively, and comprehensive income attributable to BlackRock is $965 million, $527 million, and $1,019 million, respectively. For the years ended December 31, 2009, 2008 and 2007, net income (loss) attributable to non-controlling interests was $22 million, ($155) million, and $364 million. The Company believes this correction is not material to the consolidated financial statements taken as a whole, therefore, the 2008 and 2009 presentation will be corrected prospectively in the 2010 Form 10-K.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Nine Months Ended September 30, 2010

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

On January 1, 2010, upon adoption of ASU 2009-17, the Company determined it was the primary beneficiary of three collateralized loan obligations (“CLOs”), which resulted in consolidation of these CLOs on the Company’s condensed consolidated financial statements. Upon consolidation, the Company elected the fair value option for eligible financial assets and liabilities, to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications. Upon adoption of the provisions of ASU 2009-17, the Company recorded a cumulative effect adjustment to appropriated retained earnings of $114 million.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Nine Months Ended September 30, 2010 (continued)

Appropriated Retained Earnings

Upon adoption of ASU 2009-17, BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities will be recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings.

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Investments

A summary of the carrying value of total investments is as follows:

	Carrying Value
(Dollar amounts in millions)	September 30, 2010	December 31, 2009
Available-for-sale investments	$58	$73
Held-to-maturity investments	48	29
Trading investments	201	167
Other investments:
Consolidated sponsored investment funds	334	360
Equity method investments	515	376
Deferred compensation plan hedge fund equity method investments	25	29
Cost method investments	331	15

Total other investments	1,205	780

Total investments	$1,512	$1,049

At September 30, 2010, the Company had $470 million of total investments held by consolidated sponsored investment funds (non-VIEs) of which $334 million and $136 million were classified as other investments and trading investments, respectively.

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
September 30, 2010	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$45	$6	($2)	$49
Collateralized debt obligations (“CDOs”)	2	—	—	2
Debt securities:
Mortgage debt	4	2	—	6
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$52	$8	($2)	$58

		Gross Unrealized		Carrying Value
December 31, 2009	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$53	$2	($1)	$54
Collateralized debt obligations	2	—	—	2
Debt securities:
Mortgage debt	6	1	—	7
Asset-backed debt	10	—	—	10

Total available-for-sale investments	$71	$3	($1)	$73

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of an enhanced cash fund in lieu of the Company’s remaining investment in the fund and securities purchased from another enhanced cash fund.

During the nine months ended September 30, 2010 and 2009, the Company recorded other-than-temporary impairments of less than $1 million and $4 million, respectively, which were recorded in non-operating (expense) on the condensed consolidated statements of income. The $4 million of impairments during the nine months ended September 30, 2009 included $2 million of credit loss impairments on debt securities, which was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual debt security.

The Company reviewed the gross unrealized losses of $2 million as of September 30, 2010 related to available-for-sale equity securities, of which approximately $1 million had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record impairments on such equity securities.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Investments (continued)

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	September 30, 2010	December 31, 2009
Held-to-maturity investments:
Foreign government debt	$47	$28
U.S. government debt	1	1

Total held-to-maturity investments:	$48	$29

Held-to-maturity investments include debt instruments held for regulatory purposes and the carrying value of these investments approximates fair value.

Trading and Other Investments

A summary of the cost and carrying value of trading and other investments is as follows:

	September 30, 2010		December 31, 2009
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$42	$46	$49	$42
Equity securities	47	53	112	97
Debt securities:
Municipal debt	10	11	10	11
Foreign government debt	—	—	15	15
Corporate debt	90	91	1	1
U.S. government/government agency debt	—	—	1	1

Total trading investments	$189	$201	$188	$167

Other investments:
Consolidated sponsored investment funds	$331	$334	$380	$360
Equity method investments	564	515	499	376
Deferred compensation plan hedge fund equity method investments	22	25	28	29
Cost method investments:
Federal Reserve Bank stock	325	325	10	10
Other	6	6	5	5

Total cost method investments	331	331	15	15

Total other investments	$1,248	$1,205	$922	$780

Trading Investments

Trading investments include $136 million of equity and debt securities within certain consolidated sponsored investment funds, $46 million of certain deferred compensation plan mutual fund investments and $19 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Investments (continued)

Cost Method Investments

Cost method investments include non-marketable securities, including $325 million of Federal Reserve Bank stock at September 30, 2010, which is held for regulatory purposes and is restricted from sale.

As of September 30, 2010, there were no indicators of impairments on these investments.

Contractual Maturity of Debt Securities

The cost or amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity by maturity at September 30, 2010 is as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Available-for-sale investments:
Mortgage debt	$—	$—	$1	$3	$4
Asset-backed debt	—	—	—	1	1

Cost	$—	$—	$1	$4	$5

Fair value	$—	$—	$1	$6	$7

Held-to-maturity investments:
Foreign government debt	$18	$24	$—	$5	$47
U.S. government debt	1	—	—	—	1

Amortized cost	$19	$24	$—	$5	$48

Fair value	$19	$24	$—	$5	$48

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

5. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At September 30, 2010 and December 31, 2009, the following balances related to these funds were consolidated on the condensed consolidated statements of financial condition:

(Dollar amounts in millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$92	$75
Investments	470	463
Other net assets (liabilities)	(11)	(7)
Non-controlling interests	(234)	(273)

Total net interests in consolidated investment funds	$317	$258

At December 31, 2009, the above balances included a consolidated sponsored investment fund that was also deemed a VIE. This VIE, as well as three consolidated CLOs, which are also VIEs, were excluded from the September 30, 2010 balances above. See Note 7, Variable Interest Entities, for further discussion on these consolidated products.

BlackRock’s total exposure to consolidated sponsored investment funds of $317 million and $258 million at September 30, 2010 and December 31, 2009, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures

Fair Value Hierarchy

Assets measured at fair value on a recurring basis at September 30, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	September 30, 2010
Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$49	$2	$—	$—	$51
Debt securities	—	7	—	—	7

Total available-for-sale	49	9	—	—	58
Held-to-maturity:
Debt securities	—	—	—	48	48

Total held-to-maturity	—	—	—	48	48
Trading:
Equity securities	39	14	—	—	53
Debt securities	—	102	—	—	102
Deferred compensation plan mutual fund investments	46	—	—	—	46

Total trading	85	116	—	—	201
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	—	27	—	27
Private equity	17	—	290	—	307

Total consolidated sponsored investment funds	17	—	317	—	334
Equity method:
Hedge funds / Funds of hedge funds	—	—	270	34	304
Private equity investments	—	—	64	20	84
Real estate funds	—	—	59	11	70
Fixed income mutual fund	—	54	—	—	54
Equity / Multi-asset class mutual funds	—	3	—	—	3

Total equity method	—	57	393	65	515
Deferred compensation plan hedge fund equity method investments	—	8	17	—	25
Cost method investments	—	—	—	331	331

Total investments	151	190	727	444	1,512
Separate account assets:
Equity	74,375	189	80	—	74,644
Debt securities	—	36,602	1,423	—	38,025
Derivatives	—	1,709	—	—	1,709
Money market funds	1,515	—	—	—	1,515
Other	—	—	—	774	774

Total separate account assets	75,890	38,500	1,503	774	116,667
Collateral held under securities lending agreements
Equity	13,824	—	—	—	13,824
Debt securities	—	5,157	—	—	5,157

Total collateral held under securities lending agreements	13,824	5,157	—	—	18,981

Other assets(2)	—	11	26	—	37
Assets of consolidated VIEs:
Bank loans	—	1,154	—	—	1,154
Bonds	—	100	—	—	100
Private equity	3	—	35	—	38
Other	—	1	—	—	1

Total investments of consolidated VIEs	3	1,255	35	—	1,293

Total assets measured at fair value	$89,868	$45,113	$2,291	$1,218	$138,490

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at September 30, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2010
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,237	$1,237
Collateral liability under securities lending agreements	13,824	5,157	—	18,981
Other liabilities(1)	—	6	—	6

Total liabilities measured at fair value	$13,824	$5,163	$1,237	$20,224

(1)	Includes credit default swap (Pillars) and foreign currency exchange contracts.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly-owned subsidiaries of the Company, are registered life insurance companies that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The changes in Level 3 assets in the three and nine months ended September 30, 2009, primarily related to purchases, sales and gains/(losses). The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents

At September 30, 2010 and December 31, 2009, approximately $125 million and $1.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1.00, which is generally the net asset value of the fund.

Level 3 Assets

Level 3 assets recorded within investments, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations, including capital accounts, received from internal as well as third party fund managers. Fair valuations of the underlying funds are based on a combination of methods, which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors.

Level 3 assets recorded within separate account assets may include single broker non-binding quotes for fixed income securities and equity securities, which have unobservable inputs due to certain corporate actions.

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010

(Dollar amounts in millions)	June 30, 2010	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	September 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$28	$—	($1)	$—	$27	$—
Private equity	259	38	(5)	(2)	290	38
Equity method:
Hedge funds / Funds of hedge funds	261	16	(7)	—	270	18
Private equity investments	60	1	3	—	64	1
Real estate funds	48	10	1	—	59	10
Deferred compensation plan hedge funds	18	(1)	—	—	17	—

Total investments	674	64	(9)	(2)	727	67
Separate account assets:
Equity	7	37	34	2	80
Debt securities	1,448	(4)	(21)	—	1,423

Total separate account assets	1,455	33	13	2	1,503	n/a	(2)
Other assets	24	2	—	—	26	2
Consolidated VIE:
Private equity investments	30	5	—	—	35	n/a	(3)

Total assets measured at fair value	$2,183	$104	$4	$—	$2,291

Liabilities:
Borrowings of consolidated VIEs	$1,215	($22)	$—	$—	$1,237	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

(3)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/ or out of Level 3	September 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$26	($1)	$2	$—	$27	($1)
Private equity	312	20	(39)	(3)	290	21
Equity method:
Hedge funds / Funds of hedge funds	247	30	(7)	—	270	31
Private equity investments	51	3	10	—	64	3
Real estate funds	36	12	11	—	59	12
Deferred compensation plan hedge funds	15	2	—	—	17	2

Total investments	687	66	(23)	(3)	727	68
Separate account assets:
Equity	5	32	(20)	63	80
Debt securities	1,287	36	324	(224)	1,423

Total separate account assets	1,292	68	304	(161)	1,503	n/a	(2)
Other assets	46	(8)	(12)	—	26	(8)
Consolidated VIE:
Private equity investments	—	1	34	—	35	n/a	(3)

Total assets measured at fair value	$2,025	$127	$303	($164)	$2,291

Liabilities:
Borrowings of consolidated VIEs	$—	($80)	$1,157	$—	$1,237	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

(3)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2009

(Dollar amounts in millions)	June 30, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	September 30, 2009	Total net gains (losses) included in earnings(1)
Investments	$696	$53	($27)	$—	$722	$53
Other assets	50	(1)	1	—	50	(1)

Total investments and other assets measured at fair value	$746	$52	($26)	$—	$772	$52

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.

Changes in Level 3 Investments and Other Assets Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2009

(Dollar amounts in millions)	December 31, 2008	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	September 30, 2009	Total net gains (losses) included in earnings(1)
Investments	$813	$12	($85)	($18)	$722	$62
Other assets	64	(16)	2	—	50	(16)

Total investments and other assets measured at fair value	$877	($4)	($83)	($18)	$772	$46

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.

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

Separate Account Assets

In the nine months ended September 30, 2010 there were net transfers out of Level 3 to Level 2 related to debt securities held within separate account assets. The net transfers in Levels were primarily due to availability of additional observable market inputs, including additional broker quotes.

In the nine months ended September 30, 2010 there were $63 million of net transfers into Level 3 from Level 1 and Level 2 of equity securities held within separate account assets. The net transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Significant Other Settlements in 2010

As of January 1, 2010, upon the adoption of ASU 2009-17 there was a $35 million reclassification of assets from Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs as well as the consolidation of $1,157 million of borrowings within the consolidated CLOs.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following table lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent) at September 30, 2010:

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$14	$—	Daily (100%)	n/a

Consolidated sponsored investment funds:
Private equity fund of funds	(b)	248	65	n/a	n/a
Other fund of hedge funds	(c)	8	—	Monthly (39%), Quarterly (61%)	30 – 120 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	270	50	Monthly (8%), Quarterly (16%), n/a (76%)	15 – 90 days
Private equity funds	(e)	64	62	n/a	n/a
Real estate funds	(f)	59	61	n/a	n/a
Deferred compensation plan hedge fund investments	(g)	25	—	Monthly (12%), Quarterly (88%)	30 – 60 days

Consolidated VIE:
Private equity funds	(h)	32	2	n/a	n/a

Total		$720	$240

n/a – not applicable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)	This category includes several consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of master offshore funds held by the feeder funds. Investments in this category can generally be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(b)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 9 years. Total remaining unfunded commitments to other third party funds is $65 million. The Company is contractually obligated to fund only $47 million to the consolidated funds, while the remaining unfunded balance in the table above would be funded by capital contributions from non-controlling interest holders.
(c)	This category includes several consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category can generally be redeemed, as long as there are no restrictions in place by the underlying funds.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It is estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of less than 7 years.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It is estimated that the investment in these funds will be liquidated over a weighted-average period of approximately 7 years.
(f)	This category includes several real estate funds that invest primarily to acquire, expand, renovate, finance, hold for investment, and ultimately sell income-producing apartment properties or to capitalize on the distress in the residential real estate market. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds will be liquidated over a weighted-average period of approximately 4 years.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs.
(h)	This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 5 years. Total remaining unfunded commitments to other third party funds is $2 million, which will be funded by capital contributions from non-controlling interest holders.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

The following table presents, as of September 30, 2010, the fair value of those assets and liabilities selected for fair value accounting:

(Dollar amounts in millions)	September 30, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,268
Fair value	$1,154
Aggregate unpaid principal balance in excess of fair value	$114
Unpaid principal balance of loans more than 90 days past due	$7
Aggregate fair value of loans more than 90 days past due	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$6
CLO Borrowings:
Aggregate principal amounts outstanding	$1,434
Fair value	$1,237

The principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the nine months ended September 30, 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $108 million gain, which was offset by a $119 million loss in the fair value of the CLO borrowings. The net loss was recorded in non-operating income (expense) on the condensed consolidated statement of income. The change in fair value of the assets and liabilities includes interest income and expense, respectively.

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

The primary beneficiary of a VIE that is an investment fund that meets the conditions of ASU 2010-10 is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. Effective January 1, 2010, the primary beneficiary of a CDO/CLO that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the CDO/CLO.

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

VIEs in which BlackRock is the Primary Beneficiary

At September 30, 2010

At September 30, 2010, BlackRock was the primary beneficiary of four VIEs, which included three CLOs in which it did not have an investment, however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the VIE. In addition, BlackRock was the primary beneficiary of one sponsored private equity investment fund, in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At September 30, 2010, the following balances related to these four VIEs, which were consolidated on the Company’s condensed consolidated statement of financial condition:

(Dollar amounts in millions)	September 30, 2010
Assets of consolidated VIEs:
Cash and cash equivalents	$91
Bank loans, bonds and other investments	1,293
Liabilities of consolidated VIEs:
Borrowings	(1,237)
Other liabilities	(7)
Appropriated retained earnings	(94)
Non-controlling interests of consolidated VIEs	(46)

Total net interests in consolidated VIEs	$—

For the nine months ended September 30, 2010, the Company recorded non-operating expense of $16 million offset by a $16 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income. For the nine months ended September 30, 2009, the Company recorded a non-operating expense of $2 million offset by a $2 million net loss attributable to nonredeemable non-controlling interests on its condensed consolidated statements of income.

At September 30, 2010, bank loans, bonds and other investments of consolidated VIEs were $1,154 million, $100 million, and $39 million, respectively. The weighted-average maturity of the bank loans and bonds was approximately 4.2 years.

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

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At September 30, 2010 and December 31, 2009, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

At September 30, 2010

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$3	($3)	$21
Other sponsored investment funds	22	203	—	225

Total	$24	$206	($3)	$246

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs, collective trust funds and other sponsored investment funds were as follows:

•

CDOs/CLOs - approximately ($5) billion, comprised of approximately $8 billion of assets at fair value and $13 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.5 trillion to $1.6 trillion

•	This amount includes approximately $1.2 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At September 30, 2010, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

7. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE (continued)

At December 31, 2009

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

8. Derivatives and Hedging

For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

By using derivative financial instruments, the Company exposes itself to market and counterparty risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At September 30, 2010, the Company had two outstanding forward foreign currency exchange contracts with two counterparties with an aggregate notional value of $100 million.

During 2007, the Company commenced a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At September 30, 2010, the Company had outstanding total return swaps with two counterparties with an aggregate notional value of approximately $24 million.

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

On behalf of clients that maintain separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures and forward foreign currency exchange contracts and interest rate and inflation rate swaps.

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

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

8. Derivatives and Hedging (continued)

The following table presents the fair value at September 30, 2010 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other assets	$—	Other liabilities	$3
Credit default swap (Pillars)	Other assets	—	Other liabilities	3
Separate account derivatives	Separate account assets	1,709	Separate account liabilities	1,709

Total		$1,709		$1,715

The following table presents the fair value at December 31, 2009 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency exchange contracts	Other assets	$—	Other liabilities	$—
Credit default swap (Pillars)	Other assets	—	Other liabilities	3
Separate account derivatives	Separate account assets	1,501	Separate account liabilities	1,501

Total		$1,501		$1,504

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

8. Derivatives and Hedging (continued)

The following table presents gains (losses) recognized in income on derivative instruments for the three and nine months ended September 30, 2010:

		Three Months Ended	Nine Months Ended
(Dollar amounts in millions)	Income Statement Location	September 30, 2010
Foreign currency exchange contracts	General and administration expenses	($3)	($3)
Total return swaps	Non-operating income (expense)	(3)	—
Credit default swap (Pillars)	Non-operating income (expense)	—	—

Total		($6)	($3)

Net realized and unrealized gains and losses attributable to derivatives held by separate account assets and liabilities accrue directly to the contract owners and are not reported in the Company’s condensed consolidated statements of income.

9. Goodwill

Goodwill at September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

(Dollar amounts in millions)
December 31, 2009, as reported	$12,570
BGI purchase price allocation adjustments	68

December 31, 2009, as adjusted	12,638
Impact of excess tax basis amortization	(13)
Other net additions	16

September 30, 2010	$12,641

In accordance with ASC 805, goodwill has been retrospectively adjusted to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. During the nine months ended September 30, 2010, goodwill increased by $71 million. The increase related to purchase price allocation adjustments related to the BGI Transaction, the purchase of substantially all of the net assets of Helix Financial Group LLC and other net additions, offset by a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At September 30, 2010, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $330 million. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total
December 31, 2009, as reported	$16,566	$1,082	$17,648
BGI purchase price allocation adjustments	25	(7)	18

December 31, 2009, as adjusted	16,591	1,075	17,666
Amortization expense	—	(120)	(120)

September 30, 2010	$16,591	$955	$17,546

In accordance with ASC 805, intangible assets have been retrospectively adjusted to reflect new information obtained about facts that existed at December 1, 2009, the BGI acquisition date. During the nine months ended September 30, 2010, intangible assets decreased $102 million related to $120 million of amortization expense, partially offset by $18 million of BGI purchase price allocation adjustments.

11. Borrowings

Short-Term Borrowings

The carrying value of short-term borrowings included the following:

(Dollar amounts in millions)	September 30, 2010	December 31, 2009
Commercial paper program	$—	$2,034
2007 Revolving credit facility	100	200

Total short-term borrowings	$100	$2,234

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

The Company began issuance of CP Notes under the CP Program on November 4, 2009. As of September 30, 2010, BlackRock did not have any outstanding CP Notes.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

11. Borrowings (continued)

Short-Term Borrowings (continued)

2007 Revolving Credit Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2010.

The 2007 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.48% and a maturity date during November 2010.

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

Japan Commitment-line

In September 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the renewed Japan Commitment-line is one year and will accrue interest on outstanding borrowings at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At September 30, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

The carrying value of the 2.625% convertible debentures due in 2035 included the following:

(Dollar amounts in millions)	September 30, 2010	December 31, 2009
Maturity amount / Carrying value	$67	$243

The Company recognized interest expense of $2 million and $8 million for the nine months ended September 30, 2010 and 2009, respectively, comprised of $2 million and $5 million related to the coupon and less than $1 million and $3 million related to amortization of the discount for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the estimated fair value of the convertible debentures was $111 million, which was estimated using a market price at the end of September 2010.

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity. During the nine months ended September 30, 2010, holders of $176 million of debentures converted their holdings into cash and approximately 942 thousand shares.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

11. Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at September 30, 2010 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(3)	(9)

Carrying value	$499	$999	$696	$997	$3,191

Fair value	$513	$1,063	$831	$1,116	$3,523

2017 Notes

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). Interest is payable semi-annually on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. As of September 30, 2010, $3 million of unamortized debt issuance costs were included in other assets on the condensed consolidated statement of financial condition.

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program and for general corporate purposes. Interest on these notes is payable semi-annually on June 10 and December 10 of each year beginning June 10, 2010, or approximately $96 million per year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million that is being amortized over the terms of the notes. The Company incurred approximately $13 million of debt issuance costs, which are being amortized over the respective terms of these notes. As of September 30, 2010, $12 million of unamortized debt issuance costs were included in other assets on the condensed consolidated statement of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

11. Borrowings (continued)

Carrying Value and Fair Value of Long-Term Borrowings (continued)

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2009 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long- term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(3)	(9)

Carrying value	$499	$999	$696	$997	$3,191

Fair value	$497	$987	$751	$987	$3,222

12. Commitments and Contingencies

Investment Commitments

At September 30, 2010, the Company had approximately $241 million of investment commitments relating primarily to funds of private equity funds, real estate funds and hedge funds. Amounts to be funded generally are callable at any time prior to the expiration of the commitment. This amount excludes additional commitments made by consolidated sponsored funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds.

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

During 2009, the Company determined the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares based on a price of $157.33 per share. Quellos may also be entitled to a “catch-up” payment related to the first contingent payment if certain performance measures are met in 2010 as the value of the first contingent payment was less than $374 million.

In connection with the acquisition of SSR, the holding company of State Street Research and Management Company, which closed in January 2005, the Company made a final contingent payment in August 2010 of approximately $8 million based on the Company’s retained assets under management associated with the MetLife, Inc. defined benefit and defined contribution plans.

Other Contingent Payments

The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and Citibank. See Note 8, Derivatives and Hedging, for further discussion of this transaction and the related commitment.

Drapers Gardens

In January 2010, the Company entered into an agreement with Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust, for the lease of approximately 292,418 square feet of office and ancillary (including retail) space located at Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

The term of the lease began on February 17, 2010 (the “Effective Date”) and will continue for 25 years, with the option to renew for an additional five year term. The lease provides for total annual base rental payments of approximately £13 million (exclusive of value added tax and other lease charges, or approximately $21.7 million based on an exchange rate of $1.60 per £1), payable quarterly in advance. The annual rent is subject to increase on each fifth anniversary of the Effective Date to the then open market rent. The lease includes an initial rent free period for 36 months and 22 days following the Effective Date.

In addition, the Company entered into a purchase obligation for construction services of approximately £43 million. The Company incurred £3 million of construction services during the nine months ended September 30, 2010 resulting in a remaining obligation of £40 million (or approximately $63 million based on the September 30, 2010 exchange rate of $1.58 per £1).

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

13. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$96	$55	$282	$178
Long-term incentive plans funded by PNC	15	15	44	45
Stock options	3	3	9	9

Total stock-based compensation	$114	$73	$335	$232

Restricted Stock and RSUs

Restricted stock and RSU activity at September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

Outstanding at	Unvested Restricted Stock and Units	Weighted- Average Grant Date Fair Value
December 31, 2009	5,360,463	$154.75
Granted	3,169,080	$230.78
Converted	(1,382,836)	$156.44
Forfeited	(334,576)	$190.23

September 30, 2010(1)	6,812,131	$188.03

(1)	At September 30, 2010, 24,728 awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2010, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	846,884 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant.

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

At September 30, 2010, there was $631 million in total unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240 million in deferred compensation awards, of which the Company previously granted approximately $233 million. Approximately $208 million of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were settled for approximately 16.7% in cash and the remainder in BlackRock stock contributed by PNC and distributed to plan participants. During the nine months ended September 30, 2010, approximately $6 million of previously issued 2002 LTIP Awards were settled in cash and BlackRock shares held by PNC at a conversion price approximating the market price on the settlement date. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

13. Stock-Based Compensation (continued)

Stock Options

Options outstanding at September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2009	2,641,836	$98.59
Exercised	(219,550)	$38.57
Forfeited	(9,002)	$167.76

September 30, 2010	2,413,284	$103.79

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was $37 million.

At September 30, 2010, the Company had $12 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.0 year.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

14. Related Party Transactions

Loan Commitments with Anthracite

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At September 30, 2010, $33.5 million of financing was outstanding and remains outstanding as of November 2010, which is past its final maturity date of March 5, 2010. At September 30, 2010, the carrying value of the collateral was estimated to be $8 million, which resulted in an additional $4.5 million reduction in amounts due from related parties on the Company’s condensed consolidated statement of financial condition and an equal amount recorded in general and administrative expenses on the Company’s condensed consolidated statement of income in the nine months ended September 30, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. The management agreement between the Company and Anthracite has expired. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

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

Capital Requirements as of September 30, 2010

At September 30, 2010, the Company was required to maintain approximately $885 million in net capital in certain regulated subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

16. Capital Stock

Non-voting Participating Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2010	December 31, 2009
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued	124,620,593	112,817,151
Shares outstanding	124,620,593	112,817,151
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued	2,866,439	2,889,467
Shares outstanding	2,866,439	2,889,467
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	11,203,442
Shares outstanding	—	11,203,442

Capital Exchanges

In January 2010, 600,000 common shares were exchanged for Series B preferred stock and all 11,203,442 Series D preferred stock outstanding at December 31, 2009 were exchanged for Series B preferred stock.

PNC Contribution

During the nine months ended September 30, 2010, PNC contributed 23,028 of Series C preferred stock in connection with its share surrender agreement to fund certain LTIP awards.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc.	$551	$551	$317	$317
Less:
Dividends distributed to common shares	190	190	104	104
Dividends distributed to participating RSUs	3	3	4	4

Undistributed net income attributable to BlackRock, Inc.	358	358	209	209
Percentage of undistributed net income allocated to common shares(a)	98.6%	98.6%	97.4%	97.4%

Undistributed net income allocated to common shares	353	353	204	204
Plus:
Common share dividends	190	190	104	104

Net income attributable to common shares	$543	$543	$308	$308

Weighted-average common shares outstanding	190,494,905	190,494,905	133,266,379	133,266,379
Dilutive effect of:
Stock options and non-participating RSUs		1,610,086		1,713,363
Convertible debt		221,850		922,499

Total weighted-average shares outstanding		192,326,841		135,902,241

Earnings per share attributable to BlackRock, Inc., common stockholders:	$2.85	$2.83	$2.31	$2.27

(a)	Allocation to common shareholders is based on the total of common and participating security shareholders. For the three months ended September 30, 2010 and 2009, participating securities include 2.7 million and 3.6 million, respectively, of unvested RSUs that contain nonforfeitable rights to dividends.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

17. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock, Inc.	$1,406	$1,406	$619	$619
Less:
Dividends distributed to common shares	574	574	307	307
Dividends distributed to participating RSUs	8	8	9	9

Undistributed net income attributable to BlackRock, Inc.	824	824	303	303
Percentage of undistributed net income allocated to common shares(a)	98.5%	98.5%	97.2%	97.2%

Undistributed net income allocated to common shares	812	812	295	295
Plus:
Common share dividends	574	574	307	307

Net income attributable to common shares	$1,386	$1,386	$602	$602

Weighted-average common shares outstanding	190,385,046	190,385,046	131,481,677	131,481,677
Dilutive effect of:
Stock options and non-participating RSUs		1,578,143		1,365,891
Convertible debt		317,490		1,154,231

Total weighted-average shares outstanding		192,280,679		134,001,799

Earnings per share attributable to BlackRock, Inc., common stockholders:	$7.28	$7.21	$4.58	$4.50

(a)	Allocation to common shareholders is based on the total of common and participating security shareholders. For the nine months ended September 30, 2010 and 2009, participating securities include 2.8 million and 3.8 million, respectively, of unvested RSUs that contain nonforfeitable rights to dividends.

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

Due to the similarities in terms between BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B, C and D non-voting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding series A, B, C and D non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding for the three and nine months ended September 30, 2010 and 2009.

For the three and nine months ended September 30, 2010, 340,526 and zero options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the three and nine months ended September 30, 2010, 1,412,212 and 1,155,977 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

17. Earnings Per Share (continued)

Shares issued in Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos Group (“Quellos”). The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. In 2008 and 2009, a total of 322,845 common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price. In October 2010, 865,337 common shares were released to Quellos in accordance with the Quellos asset purchase agreement and will have a dilutive effect for the three months ended December 31, 2010. The remaining 3,603 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

18. Income Taxes

Tax Legislation in the United Kingdom

In July 2010, the United Kingdom enacted legislation reducing corporate income taxes, effective April 2011. The legislation resulted in a revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets, which resulted in an income tax benefit of approximately $30 million for the three and nine months ended September 30, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

19. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory, distribution fees and other revenue for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Equity	$958	$333	$2,912	$860
Fixed income	390	221	1,118	630
Multi-asset class	186	141	530	346
Alternative	245	120	606	323
Cash management	129	149	387	490

Total investment advisory, administration fees, securities lending revenue and performance fees	1,908	964	5,553	2,649
BlackRock Solutions and advisory	101	122	328	369
Distribution fees	29	25	89	73
Other revenue	54	29	149	65

Total revenue	$2,092	$1,140	$6,119	$3,156

The following tables illustrate the Company’s total revenue for the three and nine months ended September 30, 2010 and 2009, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended September 30,
Revenue	2010	% of total	2009	% of total
Americas	$1,395	66%	$793	70%
Europe	576	28%	296	26%
Asia-Pacific	121	6%	51	4%

Total revenue	$2,092	100%	$1,140	100%

(Dollar amounts in millions)	Nine Months Ended September 30,
Revenue	2010	% of total	2009	% of Total
Americas	$4,148	68%	$2,324	74%
Europe	1,609	26%	710	22%
Asia-Pacific	362	6%	122	4%

Total revenue	$6,119	100%	$3,156	100%

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

19. Segment Information (continued)

The following table shows the Company’s long-lived assets, including goodwill and net property and equipment at September 30, 2010 and December 31, 2009 and does not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	September 30, 2010		December 31, 2009
Americas	$12,941	99%	$12,961	99%
Europe	49	—%	46	—%
Asia-Pacific	80	1%	74	1%

Total long-lived assets	$13,070	100%	$13,081	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

20. Subsequent Events

Primasia Investment Trust Co., LTD.

In October 2010, the Company completed the acquisition of all of the net assets of Primasia Investment Trust Co., LTD., which sells offshore mutual funds in Taiwan. The total consideration paid for the acquisition is not material to the Company’s condensed consolidated financial statements.

Secondary Offering of Common Stock

On November 3, 2010 the Company commenced a secondary offering of 42 million shares of its common stock, 34.5 million shares are being offered by Bank of America and up to 7.5 million shares are being offered by PNC. Bank of America also expects to grant the underwriters a 30-day option to purchase an additional 6.3 million shares of BlackRock’s common stock to cover over-allotments, if any. BlackRock will not receive any of the proceeds from the sale of shares of its common stock.

Additional Subsequent Event Review

In addition to the subsequent events included in the notes to the condensed consolidated financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms, including the recently approved Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s economic investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to integrate the operations of Barclays Global Investors.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of September 30, 2010, the Company managed $3.446 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company’s products include equities, fixed income, multi-asset class, alternative investment and cash management products, and offer clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded funds, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On December 1, 2009, BlackRock acquired from Barclays Bank PLC (“Barclays”) all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) in exchange for capital shares valued at closing of $8.53 billion and $6.65 billion in cash.

At September 30, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
Bank of America Corporation/Merrill Lynch & Co. Inc.	3.7%	33.9%
The PNC Financial Services Group, Inc. (“PNC”)	34.7%	24.3%
Barclays	4.8%	19.7%
Other	56.8%	22.1%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock only.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following tables summarizes BlackRock’s operating performance for each of the three months ended September 30, 2010, June 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and 2009.

	Three Months Ended			Variance vs. Three Months Ended
	September 30,		June 30,	September 30, 2009		June 30, 2010
	2010	2009	2010	Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$2,092	$1,140	$2,032	$952	84%	$60	3%
Total expenses	$1,385	$783	$1,335	$602	77%	$50	4%
Operating income	$707	$357	$697	$350	98%	$10	1%
Operating margin	33.8%	31.3%	34.3%	2.5%	8%	(0.5%)	(1%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$45	$61	($32)	($16)	(26%)	$77	NM
Net income attributable to BlackRock, Inc.	$551	$317	$432	$234	74%	$119	28%
Diluted earnings per common share(e)	$2.83	$2.27	$2.21	$0.56	25%	$0.62	28%

As adjusted:
Operating income(a)	$737	$400	$741	$337	84%	($4)	(1%)
Operating margin(a)	38.4%	40.1%	38.8%	(1.7%)	(4%)	(0.4%)	(1%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$39	$52	($28)	($13)	(25%)	$67	NM
Net income attributable to BlackRock, Inc.(c), (d)	$537	$293	$463	$244	83%	$74	16%
Diluted earnings per common share(c), (d), (e)	$2.75	$2.10	$2.37	$0.65	31%	$0.38	16%

Other:
Diluted weighted-average common shares outstanding(e)	192,326,841	135,902,241	192,569,539	56,424,600	42%	(242,698)	—%
Assets under management (end of period)	$3,446,066	$1,434,769	$3,150,585	$2,011,297	140%	$295,481	9%
Shares outstanding (end of period)(1)	191,115,491	134,214,577	191,881,795	56,900,914	42%	(766,304)	—%

(1)	September 30, 2010, September 30, 2009 and June 30, 2010 includes common stock held in escrow related to the Quellos Transaction of 868,940, 911,266 and 868,940, respectively.

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	Nine Months Ended September 30,		Variance vs. Nine Months Ended September 30, 2009
	2010	2009	Amount	% Change
GAAP basis:
Total revenue	$6,119	$3,156	$2,963	94%
Total expenses	$4,061	$2,267	$1,794	79%
Operating income	$2,058	$889	$1,169	131%
Operating margin	33.6%	28.2%	5.4%	19%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$10	($45)	$55	NM
Net income attributable to BlackRock, Inc.	$1,406	$619	$787	127%
Diluted earnings per common share(e)	$7.21	$4.50	$2.71	60%

As adjusted:
Operating income(a)	$2,205	$1,009	$1,196	119%
Operating margin(a)	38.7%	37.4%	1.3%	3%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$5	($59)	$64	NM
Net income attributable to BlackRock, Inc.(c), (d)	$1,469	$642	$827	129%
Diluted earnings per common share(c), (d), (e)	$7.53	$4.66	$2.87	62%

Other:
Diluted weighted-average common shares outstanding(e)	192,280,679	134,001,799	58,278,880	43%
Assets under management (end of period)	$3,446,066	$1,434,769	$2,011,297	140%
Shares outstanding (end of period)(1)	191,115,491	134,214,577	56,900,914	42%

(1)	September 30, 2010 and 2009 includes common stock held in escrow related to the Quellos Transaction of 868,940 and 911,266, respectively.

NM – Not Meaningful

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
(Dollar amounts in millions)	2010	2009	2010	2010	2009
Operating income, GAAP basis	$707	$357	$697	$2,058	$889
Non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	3	—	4	25	—
General and administration	3	16	28	65	31

Total BGI transaction/integration costs	6	16	32	90	31
PNC LTIP funding obligation	15	15	14	44	45
Merrill Lynch compensation contribution	3	3	2	8	8
Restructuring charges	—	—	—	—	22
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	9	(4)	5	14

Operating income, as adjusted	737	400	741	2,205	1,009
Closed-end fund launch costs	15	—	—	15	2
Closed-end fund launch commissions	2	—	—	2	1

Operating income used for operating margin measurement	$754	$400	$741	$2,222	$1,012

Revenue, GAAP basis	$2,092	$1,140	$2,032	$6,119	$3,156
Non-GAAP adjustments:
Distribution and servicing costs	(105)	(119)	(97)	(302)	(371)
Amortization of deferred sales commissions	(26)	(23)	(27)	(79)	(76)

Revenue used for operating margin measurement	$1,961	$998	$1,908	$5,738	$2,709

Operating margin, GAAP basis	33.8%	31.3%	34.3%	33.6%	28.2%

Operating margin, as adjusted	38.4%	40.1%	38.8%	38.7%	37.4%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

BGI transaction and integration costs recorded in 2010 and 2009 consist principally of certain advisory payments, compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI Transaction. Restructuring charges recorded in 2009 consist of compensation costs, occupancy costs and professional fees. The expenses associated with restructuring and BGI transaction and integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help enhance the comparability of this information to prior periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction and integration costs, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
(Dollar amounts in millions)	2010	2009	2010	2010	2009
Non-operating income (expense), GAAP basis	$78	$78	($75)	$5	($24)
Less: Net income (loss) attributable to NCI	33	17	(43)	(5)	21

Non-operating income (expense)(1)	45	61	(32)	10	(45)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	(9)	4	(5)	(14)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$39	$52	($28)	$5	($59)

(1)	Net of net income (loss) attributable to non-controlling interests.

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

Overview (continued)

Financial Highlights

(continued)

(c) Net income attributable to BlackRock, Inc., as adjusted:

Management believes that net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant non-recurring items as well as charges that ultimately will not impact BlackRock’s book value or benefits that do not impact cash flow.

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30, 2010
(Dollar amounts in millions, except per share data)	2010	2009		2010	2009
Net income attributable to BlackRock, Inc., GAAP basis	$551	$317	$432	$1,406	$619
Non-GAAP adjustments, net of tax:(d)
BGI transaction/integration costs	4	11	21	59	21
PNC LTIP funding obligation	10	9	9	29	29
Merrill Lynch compensation contribution	2	1	1	5	4
Restructuring charges	—	—	—	—	14
Income tax law changes	(30)	(45)	—	(30)	(45)

Net income attributable to BlackRock, Inc., as adjusted	$537	$293	$463	$1,469	$642

Allocation of net income attributable to BlackRock, Inc., as adjusted:(f)
Common shares(e)	$530	$285	$456	$1,448	$625
Participating RSUs	7	8	7	21	17

Net income attributable to BlackRock, Inc., as adjusted	$537	$293	$463	$1,469	$642

Diluted weighted-average common shares outstanding(e)	192,326,841	135,902,241	192,569,539	192,280,679	134,001,799

Diluted earnings per common share, GAAP basis(e)	$2.83	$2.27	$2.21	$7.21	$4.50

Diluted earnings per common share, as adjusted(e)	$2.75	$2.10	$2.37	$7.53	$4.66

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

During third quarter 2010 and third quarter 2009, the United Kingdom and New York City, respectively, enacted legislation reducing corporate income tax rates, which resulted in a revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these were non-recurring enacted tax legislation changes that do not have a cash flow impact and to ensure comparability of this information to current reporting periods.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(d) For each of the quarters ended September 30, 2010, September 30, 2009 and June 30, 2010, non-GAAP adjustments were tax effected at 30.8%, 35% and 35%, respectively, which reflects the blended rate applicable to the adjustments. For each of the nine months ended September 30, 2010 and 2009, non-GAAP adjustments were tax effected at 33.5% and 35%, respectively.

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

iShares® is the global product leader in exchange traded funds for institutional, retail and high net worth investors with over 460 funds globally across equities, fixed income and commodities, which trade like common stocks on 19 exchanges worldwide. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. In the United States, the primary retail offerings include various open-end and closed-end funds, including iShares. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain alternative products, or, in the case of certain real estate equity clients, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts, purchases and redemptions of investment fund shares and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock also earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral in the form of cash or securities, with minimums generally ranging from approximately 102% to 112% of the value of the loaned securities. The revenue earned is shared between BlackRock and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

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

Overview (continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Over $9.5 trillion of positions are processed on our Aladdin® operating platform, which serves as the investment system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met.

BlackRock also builds upon its leadership position to meet the growing need for investment and risk management solutions. Through its scale and diversity of products, it is able to provide its clients with customized solutions including fiduciary outsourcing for liability-driven investments and overlay strategies for pension plan sponsors, balance sheet management and related services for insurance companies and target date and target return funds, as well as asset allocation portfolios, for retail investors. BlackRock is also able to service these clients via its Aladdin platform to provide risk management and other outsourcing services for institutional investors and custom and tailored solutions to address complex risk exposures.

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

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, severance, deferred and incentive compensation, employer payroll taxes and related benefit costs.

•

Distribution and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement, to PNC-affiliated entities and Barclays, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

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

BlackRock primarily holds investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans, or for regulatory purposes, including Federal Reserve Bank stock. Non-operating income (expense) and other comprehensive income, for available-for-sale investments, includes the impact of changes in the valuations and pick up of equity method earnings of these investments, as well as interest and dividend income and interest expense.

In addition, non-operating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and consolidated collateralized loan obligations. The portion of non-operating income (expense) not attributable to BlackRock is allocated to non-controlling interests on the consolidated statements of income.

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

Assets Under Management

By Asset Class

(Dollar amounts in millions)					Variance vs.
	September 30, 2010	June 30, 2010	December 31, 2009(1)	September 30, 2009(1)	June 30, 2010	Dec 31, 2009	Sep 30, 2009
Equity:
Index	$1,245,678	$1,091,964	$1,187,481	$84,020	14%	5%	NM
Active	317,367	290,848	348,574	206,650	9%	(9%)	54%
Fixed income:
Index	556,376	488,265	459,744	4,337	14%	21%	NM
Active	611,581	592,221	595,883	533,129	3%	3%	15%
Multi-asset class	170,608	148,160	142,029	99,543	15%	20%	71%
Alternative	105,742	101,536	102,101	53,776	4%	4%	97%

Long-term	3,007,352	2,712,994	2,835,812	981,455	11%	6%	206%
Cash management	283,710	279,227	349,277	290,428	2%	(19%)	(2%)

Sub-total	3,291,062	2,992,221	3,185,089	1,271,883	10%	3%	159%
Advisory (2)	155,004	158,364	161,167	162,886	(2%)	(4%)	(5%)

Total	$3,446,066	$3,150,585	$3,346,256	$1,434,769	9%	3%	140%

NM – Not Meaningful

(1)	Data reflects the reclassification of AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Mix of Assets Under Management
By Asset Class

	September 30, 2010	June 30, 2010	December 31, 2009(1)	September 30, 2009(1)
Equity:
Index	36%	35%	35%	6%
Active	9%	9%	11%	15%
Fixed income:
Index	16%	15%	14%	—%
Active	18%	19%	18%	37%
Multi-asset class	5%	5%	4%	7%
Alternative	3%	3%	3%	4%

Long-term	87%	86%	85%	69%
Cash management	8%	9%	10%	20%

Sub-total	95%	95%	95%	89%
Advisory (2)	5%	5%	5%	11%

Total	100%	100%	100%	100%

(1)	Data reflects the reclassification of AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2010.

(Dollar amounts in millions)	June 30, 2010	Net subscriptions (redemptions)(1)	BGI merger- related outflows(2)	Market appreciation (depreciation)	Foreign exchange (3)	September 30, 2010
Equity:
Index	$1,091,964	$25,886	($19,843)	$126,617	$21,054	$1,245,678
Active	290,848	(4,299)	(10,672)	34,180	7,310	317,367
Fixed income:
Index	488,265	31,830	(187)	16,450	20,018	556,376
Active	592,221	(5,129)	(2,895)	19,396	7,988	611,581
Multi-asset class	148,160	5,290	—	12,379	4,779	170,608
Alternative	101,536	(969)	(260)	3,646	1,789	105,742

Long-term	2,712,994	52,609	(33,857)	212,668	62,938	3,007,352
Cash management	279,227	1,787	(566)	(7)	3,269	283,710

Sub-total	2,992,221	54,396	(34,423)	212,661	66,207	3,291,062
Advisory (4)	158,364	(4,332)	—	(142)	1,114	155,004

Total	$3,150,585	$50,064	($34,423)	$212,519	$67,321	$3,446,066

(1)	Includes distributions representing return of capital and return on investment to investors.
(2)	Includes BGI merger-related outflows due to manager concentration considerations and active quantitative performance.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $295 billion, or 9%, to $3.446 trillion at September 30, 2010, compared to $3.151 trillion at June 30, 2010. The increase in AUM primarily was attributable to $50 billion of net subscriptions excluding outflows due to manager concentration considerations and active quantitative performance (“merger-related outflows”), $213 billion in net market appreciation, and a $67 billion increase due to foreign exchange movements, partially offset by $34 billion of BGI merger-related outflows. Merger-related outflows since the close of the BGI transaction represents less than 5% of acquired AUM.

Net market appreciation of $213 billion included net appreciation of $161 billion in equity products due to an increase in global equity markets, $36 billion in fixed income products, $12 billion in multi-asset class products and $4 billion in alternative investments. The $67 billion net increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the Euro and Pound Sterling, which resulted in an increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

Total Net Subscriptions/(Redemptions)

Combined net subscriptions of $50 billion and BGI merger-related outflows of $34 billion for the three months ended September 30, 2010, included net subscriptions of $13 billion from iShares clients and $9 billion from institutional clients, partially offset by net redemptions of $6 billion from retail and high net worth clients.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Long-term Net Subscriptions/(Redemptions) excluding merger-related outflows

Net subscriptions in long-term mandates of $53 billion were the result of net subscriptions of: (a) $32 billion in index fixed income products, which were primarily related to local currency and global strategies, (b) $26 billion in index equity products, which were primarily related to global and regional/country strategies including over $6 billion in iShares, (c) $5 billion in multi-asset class products, including global asset allocation and target date solutions, such as the LifePath® portfolios, partially offset by net redemptions of: (a) $5 billion in active fixed income primarily related to outflows in U.S core, U.S. sector-specialty products and U.S. target duration products offset by inflows in various global fixed income strategies, (b) $4 billion in active equity products, primarily related to sector, U.S. equity and regional/country fundamental equity products and (c) $1 billion in alternative mandates including distributions from opportunistic hedge funds and real estate outflows partially offset by inflows in currency and commodity products.

Cash Management Net Subscriptions/(Redemptions) excluding merger-related outflows

Cash management net inflows of $2 billion primarily included flows from clients in the Americas. The Company experienced net subscriptions of $11 billion from institutional clients, largely offset by $8 billion of net outflows from retail and high net worth clients and the $1 billion effect of the reclassification of an exchange-traded fund as fixed income. The $2 billion of net flows primarily related to inflows in offshore liquidity products which were largely offset by outflows in tax exempt and prime liquidity products.

The following table presents the component changes in BlackRock’s AUM(1) for the nine months ended September 30, 2010.

(Dollar amounts in millions)	December 31,	Net subscriptions	BGI merger- related		Market appreciation	Foreign	September 30,
	2009	(redemptions)(2)	outflows(3)	Acquisition(4)	(depreciation)	exchange (5)	2010
Equity:
Index	$1,187,481	$46,719	($28,570)	($3,862)	$40,935	$2,975	$1,245,678
Active	348,574	(1,328)	(42,028)	—	11,795	354	317,367
Fixed income:
Index	459,744	54,816	(1,042)	—	34,571	8,287	556,376
Active	595,883	(19,360)	(8,931)	—	43,776	213	611,581
Multi-asset class	142,029	20,203	(127)	—	8,333	170	170,608
Alternative	102,101	1,926	(462)	—	1,467	710	105,742

Long-term	2,835,812	102,976	(81,160)	(3,862)	140,877	12,709	3,007,352
Cash management	349,277	(62,232)	(1,063)	—	(11)	(2,261)	283,710

Sub-total	3,185,089	40,744	(82,223)	(3,862)	140,866	10,448	3,291,062
Advisory (6)	161,167	(6,843)	—	—	(82)	762	155,004

Total	$3,346,256	$33,901	($82,223)	($3,862)	$140,784	$11,210	$3,446,066

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	Includes BGI merger-related outflows due to manager concentration considerations and active quantitative performance.
(4)	Includes acquisition adjustments of AUM acquired from Barclays in December 2009 to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM increased approximately $100 billion, or 3%, to $3.446 trillion at September 30, 2010, compared to $3.346 trillion at December 31, 2009. The increase in AUM primarily was attributable to $103 billion of net subscriptions in long-term products excluding merger-related outflows, $141 billion in net market appreciation and an $11 billion increase due to foreign exchange movements, partially offset by $82 billion, or less than 5% of acquired BGI AUM, of total BGI merger-related outflows, $62 billion of cash management net outflows and $7 billion of advisory distributions and outflows. Net market appreciation of $141 billion included $78 billion in fixed income products, $53 billion in equity products due to an increase in global equity markets, $8 billion in multi-asset class products and $1 billion in alternative products.

Net Subscriptions/(Redemptions)

Combined net subscriptions of $34 billion and BGI merger-related outflows of $82 billion for the nine months ended September 30, 2010 included net redemptions of $78 billion from institutional clients, offset by net subscriptions of $30 billion from clients for U.S. and international iShares.

Long-term Net Subscriptions/(Redemptions) excluding merger-related outflows

Net subscriptions in long-term mandates of $103 billion, were primarily the result of net subscriptions of: (a) $55 billion in index fixed income products related to institutional and iShares clients in local currency, U.S. targeted duration, U.S. sector specialty strategies and global index strategies, (b) $47 billion in index equity products primarily related to institutional and iShares clients in global and regional/country strategies, (c) $20 billion in multi-asset class products, including global asset allocation and target date solutions, such as the LifePath portfolios, and (d) $2 billion in alternative products, partially offset by net redemptions of $19 billion in active fixed income primarily related to U.S. targeted duration and U.S. core products.

Cash Management Net Subscriptions/(Redemptions) excluding merger-related outflows

Cash management net outflows of $62 billion included $44 billion, $17 billion and $1 billion from institutional clients, retail/high net worth clients and the $1 billion effect of the reclassification of an exchange-traded fund as fixed income, respectively, across all cash management strategies, concentrated in prime, government and tax exempt products.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM(1) for the twelve months ended September 30, 2010.

(Dollar amounts in millions)	September 30, 2009	Net subscriptions (redemptions) (2)	BGI Merger- related outflows(3)	Acquisition(4)	Market appreciation (depreciation)	Foreign exchange (5)	September 30, 2010
Equity:
Index	$84,020	$63,708	($29,062)	$1,055,736	$74,793	($3,517)	$1,245,678
Active	206,650	507	(43,546)	128,063	26,459	(766)	317,367
Fixed income:
Index	4,337	60,531	(1,066)	467,768	23,200	1,606	556,376
Active	533,129	(5,190)	(9,715)	49,491	44,986	(1,120)	611,581
Multi-asset class	99,543	24,825	(127)	36,408	10,346	(387)	170,608
Alternative	53,776	3,276	(508)	48,051	867	280	105,742

Long-term	981,455	147,657	(84,024)	1,785,517	180,651	(3,904)	3,007,352
Cash management	290,428	(61,810)	(1,063)	59,530	(430)	(2,945)	283,710

Sub-total	1,271,883	85,847	(85,087)	1,845,047	180,221	(6,849)	3,291,062
Advisory (6)	162,886	(9,355)	—	—	84	1,389	155,004

Total	$1,434,769	$76,492	($85,087)	$1,845,047	$180,305	($5,460)	$3,446,066

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	Includes BGI merger-related outflows due to manager concentration considerations and active quantitative performance.
(4)	Includes AUM acquired from Barclays in December 2009 and acquisition adjustments to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $2.011 trillion, or 140%, to $3.446 trillion at September 30, 2010, compared to $1.435 trillion at September 30, 2009. The growth in AUM primarily was attributable to $1.845 trillion of acquired AUM in the BGI Transaction, $148 billion of long-term net subscriptions excluding BGI merger-related outflows and $180 billion in net market appreciation, partially offset by $85 billion, or less than 5% of acquired BGI AUM, of total BGI merger-related outflows, $62 billion of cash management net outflows, $9 billion of advisory distribution and outflows and $5 billion in foreign exchange movements. Net market appreciation of $180 billion included $68 billion of fixed income products due to current income and changes in interest rate spreads, $101 billion in equity products due to improvements in global equity markets in fourth quarter 2009 and 2010 and $10 billion in multi-asset class products.

Net Subscriptions/(Redemptions)

Combined net subscriptions of $76 billion and BGI merger-related outflows of $85 billion for the twelve months ended September 30, 2010 included net redemptions of $60 billion from institutional clients, partially offset by net subscriptions of $42 billion from clients for U.S. and international iShares and $9 billion from retail and high net worth clients.

PART I—FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Long-term Net Subscriptions/(Redemptions) excluding merger-related outflows

Net subscriptions in long-term mandates of $148 billion were primarily the result of net subscriptions of: (a) $64 billion in index equity products primarily related to institutional and iShares clients in regional/country and global equity products, (b) $61 billion in index fixed income products, related to institutional and iShares clients in local currency, U.S. targeted duration, U.S. sector specialty strategies and global index strategies, (c) $25 billion in multi-asset class products, including global asset allocation and target date solutions, such as the LifePath portfolios, and (d) $3 billion in alternative products, including commodities and currency overlay strategies partially offset by net redemptions of $5 billion in active fixed income strategies, primarily attributable to U.S. target duration and U.S. core products.

Cash Management Net Subscriptions/(Redemptions) excluding merger-related outflows

Cash management net outflows of $62 billion included $41 billion, $20 billion and $1 billion from institutional clients, retail/high net worth clients and the effect of the reclassification of an exchange traded fund as fixed income, respectively, across prime, tax exempt and government liquidity products.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009

The three months ended September 30, 2010 included the results of the BGI Transaction, which closed on December 1, 2009. Given the magnitude of the acquired business, certain line item variances are primarily driven by the inclusion of BGI results in 2010.

Revenue

	Three Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Index	$503	$7	$496	NM
Active	443	323	120	37%
Fixed income:
Index	114	—	114	NM
Active	266	219	47	21%
Multi-asset class	183	127	56	44%
Alternative	156	90	66	73%
Cash management	129	149	(20)	(13%)

Total	1,794	915	879	96%
Investment advisory performance fees:
Equity	12	3	9	300%
Fixed income	10	2	8	400%
Multi-asset class	3	14	(11)	(79%)
Alternative	89	30	59	197%

Total	114	49	65	133%

BlackRock Solutions and advisory	101	122	(21)	(17%)
Distribution fees	29	25	4	16%
Other revenue	54	29	25	86%

Total revenue	$2,092	$1,140	$952	84%

NM – Not Meaningful

Total revenue for the three months ended September 30, 2010 increased $952 million, or 84%, to $2,092 million, compared with $1,140 million for the three months ended September 30, 2009. The $952 million increase was the result of an $879 million increase in total investment advisory, administration fees and securities lending revenue, a $65 million increase in performance fees, a $25 million increase in other revenue, a $4 million increase in distribution fees, partially offset by a $21 million decrease in BlackRock Solutions and advisory revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase in investment advisory, administration fees and securities lending revenues of $879 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009 consisted of increases of $496 million in index equity products, $120 million in active equity products, $114 million in index fixed income products, $47 million in active fixed income products, $56 million in multi-asset class products and $66 million in alternative investment products, partially offset by a $20 million decrease in cash management products. The $879 million net increase primarily related to fees earned on products acquired in the BGI acquisition as well as organic growth in long-term AUM due to net market appreciation and net new business during the prior twelve month period, partially offset by a decline in fees from cash management products due to lower average AUM.

Performance Fees

Investment advisory performance fees increased $65 million, or 133%, to $114 million for the three months ended September 30, 2010, as compared to $49 million for the three months ended September 30, 2009, primarily due to an increase in performance fees from U.K. equity hedge funds, alternative fixed income hedge funds, including opportunistic funds and regional/country equity strategies, partially offset by lower performance fees in multi-asset class separate accounts.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended September 30, 2010 decreased $21 million, or 17%, compared with the three months ended September 30, 2009. The decrease in BlackRock Solutions and advisory revenue was primarily due to fewer advisory assignments, including portfolio liquidation assignments, which have AUM based fees, partially offset by additional Aladdin, risk management solutions and investment accounting mandates.

Distribution Fees

Distribution fees of $29 million for the three months ended September 30, 2010 increased $4 million, as compared to $25 million for the three months ended September 30, 2009. The increase included the effect of higher AUM in certain share classes of BlackRock Funds.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009

Revenue (continued)

Other Revenue

	Three Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Other revenue:
Transition management service fees	$23	$5	$18	360%
Commissions revenue	7	8	(1)	(13%)
iPath® marketing fees(1)	7	—	7	NM
Equity method investment earnings(2)	7	11	(4)	(36%)
Other miscellaneous revenue	10	5	5	100%

Total other revenue	$54	$29	$25	86%

NM – Not Meaningful

(1)	Related to exchange traded notes issued by Barclays.
(2)	Related to operating and advisory company investments.

Other revenue of $54 million for the three months ended September 30, 2010 increased $25 million, or 86%, compared with the three months ended September 30, 2009. The increase in other revenue primarily was the result of an $18 million increase in fees earned for transition management services due to an increase in transactions to execute transitions of equity mandates and a $7 million increase in marketing fees earned for services to distribute Barclays iPath products.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Expenses

	Three Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Expenses:
Employee compensation and benefits	$774	$444	$330	74%
Distribution and servicing costs	105	119	(14)	(12%)
Amortization of deferred sales commissions	26	23	3	13%
Direct fund expenses	124	15	109	NM
General and administration	316	146	170	116%
Amortization of intangible assets	40	36	4	11%

Total expenses, GAAP	$1,385	$783	$602	77%

Total expenses, GAAP	$1,385	$783	$602	77%
Less non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	3	—	3	NM
General and administration	3	16	(13)	(81%)

Total BGI transaction/integration costs	6	16	(10)	(63%)
PNC LTIP funding obligation	15	15	—	—%
Merrill Lynch compensation contribution	3	3	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	9	(3)	(33%)

Total non-GAAP expense adjustments	30	43	(13)	(30%)

Total expenses, as adjusted	$1,355	$740	$615	83%

NM – Not Meaningful

Total GAAP expenses increased $602 million, or 77%, to $1,385 million for the three months ended September 30, 2010, compared to $783 million for the three months ended September 30, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $615 million, or 83%. The increase in total expenses, as adjusted, primarily is attributable to increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction of distribution and servicing costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Employee compensation and benefits, GAAP	$774	$444	$330	74%
Less non-GAAP expense adjustments:
BGI integration costs	3	—	3	NM
PNC LTIP funding obligation	15	15	—	—%
Merrill Lynch compensation contribution	3	3	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	9	(3)	(33%)

Total non-GAAP expense adjustments	27	27	—	—%

Employee compensation and benefits, as adjusted	$747	$417	$330	79%

NM – Not Meaningful

Employee compensation and benefits expense increased $330 million, or 74%, to $774 million for the three months ended September 30, 2010, compared to $444 million for the three months ended September 30, 2009.

The $330 million increase in employee compensation and benefits, as adjusted, was attributable to a $170 million increase in salaries, benefits, payroll taxes and commissions and a $160 million increase in incentive compensation. The $170 million increase in salaries, benefits, payroll taxes and commissions reflects an increase in the number of employees primarily resulting from the BGI Transaction. Employees at September 30, 2010 totaled approximately 8,900 as compared to 5,000 at September 30, 2009. The $160 million increase in incentive compensation primarily is associated with the increase in operating income after excluding the BGI integration costs and a $40 million increase in stock-based compensation expense related to the effect of additional grants to a larger number of employees at the end of January 2010.

Distribution and Servicing Costs

Distribution and servicing costs decreased $14 million to $105 million for the three months ended September 30, 2010, compared to $119 million for the three months ended September 30, 2009. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $14 million decrease primarily related to lower levels of distribution payments due to lower levels of average cash management AUM, and a decrease of costs due to an increase in advisory fee waivers for certain cash management funds serviced by Merrill Lynch.

Distribution and servicing costs for the three months ended September 30, 2010 included $65 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $1 million of costs attributable to PNC and affiliates as compared to $88 million and $4 million of costs, respectively, in the three months ended September 30, 2009. Distribution and servicing costs related to other third parties, including Barclays, increased $12 million to $39 million for the three months ended September 30, 2010, as compared to $27 million for the three months ended September 30, 2009 due to an expansion of distribution platforms and higher long–term AUM.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Expenses (continued)

Direct Fund Expenses

Direct fund expenses increased $109 million primarily related to the addition of legacy BGI funds subject to these arrangements, under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
General and administration expenses, GAAP:
Marketing and promotional	$77	$19	$58	305%
Occupancy	67	36	31	86%
Portfolio services	45	23	22	96%
Technology	37	27	10	37%
Professional services	21	27	(6)	(22%)
Closed-end fund launch costs	15	—	15	NM
Other general and administration	54	14	40	286%

Total general and administration expenses, GAAP	$316	$146	$170	116%

Less BGI transaction and integration costs:
Marketing and promotional	$2	$3	($1)	(33%)
Technology	—	1	(1)	(100%)
Professional services	—	12	(12)	(100%)
Other general and administration	1	—	1	NM

Total BGI transaction and integration costs	$3	$16	($13)	(81%)

General and administration expenses, as adjusted:
Marketing and promotional	$75	$16	$59	369%
Occupancy	67	36	31	86%
Portfolio services	45	23	22	96%
Technology	37	26	11	42%
Professional services	21	15	6	40%
Closed-end fund launch costs	15	—	15	NM
Other general and administration	53	14	39	279%

Total general and administration expenses, as adjusted	$313	$130	$183	141%

NM – Not Meaningful

General and Administration Expenses, GAAP

General and administration expenses increased $170 million, or 116%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Expenses (continued)

BGI Transaction and Integration Costs

BGI transaction and integration costs of $3 million for the three months ended September 30, 2010 decreased $13 million as compared to the three months ended September 30, 2009 primarily due to advisory costs incurred in third quarter 2009.

General and Administration Expenses, as Adjusted

Excluding the BGI transaction and integration expenses, general and administration expenses, as adjusted, increased $183 million, or 141%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

Marketing and promotional expenses increased $59 million, primarily due to an increase in global and exchange traded fund marketing expenses, which included travel, promotional, rebranding and advertising expenses. Occupancy costs increased $31 million primarily related to growth of the Company due to the acquisition of BGI. Portfolio service costs increased $22 million, or 96%, to $45 million, primarily due to an increase in market data and research expenses as well as transition management execution and clearing expenses. Closed-end fund launch costs (excluding compensation costs) increased $15 million as compared with the three months ended September 30, 2009 due to the third quarter 2010 launch of the Build America Bond Trust fund, which generated approximately $1.2 billion in AUM. Technology expenses increased $11 million, or 42%, to $37 million, primarily due to an increase in software licensing and maintenance and hardware depreciation expenses. Professional services increased $6 million, or 40%, to $21 million compared to $15 million for the three months ended September 30, 2009, primarily related to legal and consulting costs as a result of growth of the Company due to the acquisition of BGI. Other general and administration expenses increased $39 million, to $53 million compared to $14 million for the three months ended September 30, 2009, primarily related to increases in foreign currency remeasurement costs of $10 million, communications and other miscellaneous expenses as a result of growth of the Company due to the acquisition of BGI.

Amortization of Intangible Assets

Amortization of intangible assets increased $4 million to $40 million for the three months ended September 30, 2010, as compared to $36 million for the three months ended September 30, 2009. The increase in amortization of intangible assets reflects additional amortization for finite-lived management contracts acquired in the BGI Transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $707 million for the three months ended September 30, 2010, which was an increase of $350 million compared with the three months ended September 30, 2009. Operating income for the three months ended September 30, 2010 included the effect of revenue and expenses related to the December 1, 2009 acquisition of BGI and $6 million of BGI integration costs as compared to $16 million of BGI transaction costs for the three months ended September 30, 2009. The transaction/integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, advisory payments, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the three months ended September 30, 2010 included the effect of an $879 million increase in investment advisory, administration fees and securities lending revenue associated with the acquired BGI AUM and growth in long-term AUM, which included net new business during the prior twelve months, a $65 million increase in performance fees revenue and a $29 million increase in distribution fees and other revenue, partially offset by a $21 million decrease in BlackRock Solutions and advisory revenue. The increase in total revenue is partially offset by a $602 million net increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by a decrease in distribution and servicing costs.

The Company’s operating margin was 33.8% for the three months ended September 30, 2010, compared to 31.3% for the three months ended September 30, 2009. The increase in operating margin for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 included the effect of the BGI Transaction, a decline in BGI transaction and integration costs, partially offset by a $40 million increase in stock-based compensation related to additional grants to a larger number of employees at the end of January 2010, $17 million of closed-end fund launch costs/commissions, a $10 million increase in foreign currency remeasurement costs, as well as increased investments to grow the business.

As Adjusted

Operating income, as adjusted, totaled $737 million for the three months ended September 30, 2010, which was an increase of $337 million compared with the three months ended September 30, 2009. The increase in operating income, as adjusted, for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 is related to the effect of the $952 million increase in total revenue, partially offset by a $615 million increase in operating expenses, as adjusted, due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets and deferred sales commissions, partially offset by a decrease in distribution and servicing costs.

Operating margin, as adjusted, was 38.4% and 40.1% for the three months ended September 30, 2010 and 2009, respectively. The decrease in operating margin included the effects of a $10 million increase in foreign currency remeasurement costs, a $40 million increase in stock-based compensation related to additional grants to a larger number of employees at the end of January 2010, as well as increased investments to grow the business.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Non-operating income (expense), GAAP basis	$78	$78	$—	—%
Less: Net income (loss) attributable to NCI(1)	33	17	16	94%

Non-operating income (expense)(2)	45	61	(16)	(26%)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	(9)	3	33%

Non-operating income (expense), as adjusted(2)	$39	$52	($13)	(25%)

(1)	Includes a $12 million gain attributable to consolidated variable interest entities for the three months ended September 30, 2010.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$20	$13	$7	54%
Real estate	11	(6)	17	NM
Distressed credit/mortgage funds	25	47	(22)	(47%)
Hedge funds/funds of hedge funds	4	7	(3)	(43%)
Other investments(2)	6	2	4	200%

Sub-total	66	63	3	5%
Investments related to deferred compensation plans	6	9	(3)	(33%)

Total net gain (loss) on investments	72	72	—	—%

Interest and dividend income	10	4	6	150%
Interest expense	(37)	(15)	(22)	147%

Net interest expense	(27)	(11)	(16)	145%

Total non-operating income (expense)(1)	45	61	(16)	(26%)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	(9)	3	33%

Non-operating income (expense), as adjusted(1)	$39	$52	($13)	(25%)

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating income, less net income (loss) attributable to non-controlling interests, decreased $16 million to $45 million for the three months ended September 30, 2010, as compared to $61 million for the three months ended September 30, 2009 due to an increase in net interest expense. The $45 million non-operating income, net of non-controlling interests for the three months ended September 30, 2010, was comprised of $66 million of net gains primarily on co-investments and $6 million of appreciation related to hedges of deferred compensation, partially offset by $27 million of net interest expense.

The $66 million net gain on investments included net gains in distressed credit/mortgage funds of $25 million, private equity investments of $20 million, real estate equity/debt products of $11 million, hedge funds/funds of hedge funds of $4 million and other investments of $6 million.

Net interest expense of $27 million increased $16 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes, partially offset by higher dividend income related to a regulatory investment.

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

Changes in the investment portfolio are due to purchases, sales, maturities and distributions as well as the impact of valuations. The following table represents the carrying value of investments, by asset type, at September 30, 2010 and December 31, 2009:

(Dollar amounts in millions)	September 30,	December 31,	Variance
	2010	2009	Amount	% Change
Private equity	$262	$236	$26	11%
Real estate	70	44	26	59%
Distressed credit/mortgage funds	253	197	56	28%
Hedge funds/funds of hedge funds	112	108	4	4%
Other investments(1)	242	142	100	70%

Total net “economic” investment exposure	939	727	212	29%
Federal Reserve Bank stock	325	10	315	NM
Deferred compensation investments	71	71	—	—%
Hedged investments	24	36	(12)	(33%)

Total net “economic” investments	$1,359	$844	$515	61%

NM – Not Meaningful

(1)	Other investments primarily include seed investments in fixed income and equity funds as well as foreign government securities held for regulatory purposes.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Net Economic Investment Portfolio (continued)

Fair Value Measurements

BlackRock reports its investments on a GAAP basis, which includes investments that are owned by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore consolidated even though BlackRock may not own the majority of any such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The following table represents investments measured at fair value on a recurring basis at September 30, 2010:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(3)	Investments at September 30, 2010

Total investments, GAAP	$151	$190	$727	$444	$1,512

Net assets for which the Company does not bear “economic” exposure(1)	(10)	(13)	(130)	—	(153)

Net “economic” investments(2)	$141	$177	$597	$444	$1,359

(1)	Consists of net assets attributable to non-controlling investors of consolidated non-VIE sponsored investment funds.
(2)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from non-VIE sponsored investment funds.
(3)

Comprised of investments held at cost, amortized cost and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Income Tax Expense

	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$752	$418	80%	$776	$452	72%
Income tax expense	$201	$101	99%	$239	$159	50%

Effective tax rate	26.7%	24.2%		30.8%	35.2%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense increased $100 million in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The effective income tax rates for the three months ended September 30, 2010 and 2009 were 26.7% and 24.2%, respectively.

The three months ended September 30, 2010 included the effect of third quarter 2010 tax legislation enacted in the United Kingdom, which resulted in approximately a $30 million tax benefit revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods. In addition, the three months ended September 30, 2010 included the effect of favorable tax rulings, a portion of which is attributable to the first half of 2010, and the resolution of certain outstanding tax positions in third quarter 2010.

The three months ended September 30, 2009 included the effect of third quarter 2009 legislation enacted primarily with respect to New York City corporate income taxes, effective January 1, 2009, which resulted in approximately a $45 million revaluation of net deferred tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$707	$357	98%	$737	$400	84%
Non-operating income(1)	45	61	(26%)	39	52	(25%)
Income tax expense	(201)	(101)	99%	(239)	(159)	50%

Net income attributable to BlackRock, Inc.	$551	$317	74%	$537	$293	83%

Allocation of net income attributable to BlackRock, Inc.:
Common shares	$544	$308	77%	$530	$285	86%
Participating RSUs	7	9	(22%)	7	8	(13%)

Net income attributable to BlackRock, Inc.	$551	$317	74%	$537	$293	83%

Diluted weighted-average common shares outstanding(2)	192,326,841	135,902,241	42%	192,326,841	135,902,241	42%
Components of diluted earnings per common share
Operating income	$2.52	$1.66	52%	$2.61	$1.86	40%
Non-operating income(1)	0.16	0.28	(43%)	0.14	0.24	(42%)
Income tax benefit	0.15	0.33	(55%)	—	—	—%

Diluted earnings per common share	$2.83	$2.27	25%	$2.75	$2.10	31%

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Series B and C, non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested RSUs are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the three months ended September 30, 2010 included operating income of $707 million, or $2.52 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $45 million, or $0.16 per diluted common share and an income tax benefit of $30 million, or $0.15 per diluted common share due to tax legislation enacted in the United Kingdom. Net income attributable to BlackRock, Inc. totaled $551 million, or $2.83 per diluted common share, for the three months ended September 30, 2010, which was an increase of $234 million, or $0.56 per diluted common share, compared with the three months ended September 30, 2009. The $2.27 earnings per diluted common share in the three months ended September 30, 2009 included the effect of $45 million, or $0.33 per diluted common share, of tax benefits related to a non-cash reduction in income tax expense as a result of enacted legislation primarily with respect to New York City corporate income taxes during the three months ended September 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $551 million for the three months ended September 30, 2010 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, the after-tax effect of the BGI integration costs of $4 million and certain compensation for former MLIM employees of $2 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in third quarter 2010. Net income for the three months ended September 30, 2010 included a $30 million decrease in income taxes related to tax legislation enacted in the United Kingdom, which resulted in a revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets. In addition, net income included the effect of favorable tax rulings, a portion of which is attributable to the first half of 2010, and the resolution of certain outstanding tax positions.

Net income attributable to BlackRock, Inc. of $317 million for the three months ended September 30, 2009 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million, BGI transaction/integration cost of $11 million and certain compensation for former MLIM employees of $1 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in third quarter 2009. In addition, net income for the three months ended September 30, 2009 included a $45 million non-cash reduction in income tax expense as a result of enacted legislation primarily with respect to New York City corporate income taxes, which resulted in a revaluation of certain net deferred tax liabilities.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.75 for the three months ended September 30, 2010 increased $0.65, or 31%, compared to the three months ended September 30, 2009.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2010 included operating income of $737 million, or $2.61 per diluted common share and non-operating income, less net income attributable to non-controlling interests, of $39 million, or $0.14 per diluted common share. Net income of $293 million or $2.10 per diluted common share attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2009 included operating income of $400 million, or $1.86 per diluted common share and non-operating income, less net income attributable to non-controlling interests, of $52 million, or $0.24 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009

The nine months ended September 30, 2010 included the results of the BGI Transaction, which closed on December 1, 2009. Given the magnitude of the acquired business, certain line item variances are driven primarily by the inclusion of BGI results in 2010.

Revenue

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Index	$1,513	$18	$1,495	NM
Active	1,364	832	532	64%
Fixed income:
Index	309	1	308	NM
Active	777	619	158	26%
Multi-asset class	524	331	193	58%
Alternatives	465	281	184	65%
Cash management	387	490	(103)	(21%)

Total	5,339	2,572	2,767	108%
Investment advisory performance fees:
Equity	35	10	25	250%
Fixed income	32	10	22	220%
Multi-asset class	6	15	(9)	(60%)
Alternative	141	42	99	236%

Total	214	77	137	178%

BlackRock Solutions and advisory	328	369	(41)	(11%)
Distribution fees	89	73	16	22%
Other revenue	149	65	84	129%

Total revenue	$6,119	$3,156	$2,963	94%

NM – Not Meaningful

Total revenue for the nine months ended September 30, 2010 increased $2,963 million, or 94%, to $6,119 million, compared to $3,156 million for the nine months ended September 30, 2009. The $2,963 million increase was the result of a $2,767 million increase in total investment advisory, administration fees and securities lending revenue, a $137 million increase in performance fees, an $84 million increase in other revenue and a $16 million increase in distribution fees, partially offset by a $41 million decrease in BlackRock Solutions and advisory revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory, administration fees and securities lending revenues increased $2,767 million to $5,339 million for the nine months ended September 30, 2010, compared to $2,572 million for the nine months ended September 30, 2009. The increase was attributable to an increase in revenue of $1,495 million in index equity products, $532 million in active equity products, $308 million in index fixed income products, $158 million in active fixed income products, $193 million in multi-asset class products and $184 million in alternative investment products, partially offset by a $103 million decrease in cash management products. The $2,767 million net increase primarily related to fees earned on products acquired in the BGI acquisition as well as organic growth in long-term AUM due to market appreciation and net new business during the prior twelve months and an increase in volume of lent securities, partially offset by the effect of lower average AUM in cash management products.

Performance Fees

Investment advisory performance fees increased $137 million, or 178%, to $214 million for the nine months ended September 30, 2010, as compared to $77 million for the nine months ended September 30, 2009, primarily due to an increase in performance fees from fixed income hedge funds, including opportunistic funds, U.K. equity hedge funds, regional/country equity strategies and U.S. core and local currency fixed income products, partially offset by lower performance fees in multi-asset class separate accounts and real estate products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the nine months ended September 30, 2010 decreased $41 million, or 11%, compared with the nine months ended September 30, 2009. The decrease in BlackRock Solutions and advisory revenue was primarily due to a decline in non-recurring advisory assignments, as well as the effect of a decline in advisory AUM due to distributions in portfolio liquidation assignments, which have AUM based fees, partially offset by additional Aladdin, risk management solutions and investment accounting mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees of $89 million for the nine months ended September 30, 2010 increased $16 million, as compared to $73 million for the nine months ended September 30, 2009. The increase primarily is the result of higher AUM in certain share classes of BlackRock Funds.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Revenue (continued)

Other Revenue

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Other revenue:
Transition management service fees	$51	$15	$36	240%
Commissions revenue	26	19	7	37%
iPath marketing fees(1)	19	—	19	NM
Equity method investment earnings(2)	18	13	5	38%
Other miscellaneous revenue	35	18	17	94%

Total other revenue	$149	$65	$84	129%

NM – Not Meaningful

(1)	Related to exchange traded notes issued by Barclays.
(2)	Related to operating and advisory company investments.

Other revenue of $149 million for the nine months ended September 30, 2010 increased $84 million, or 129%, compared with the nine months ended September 30, 2009. The increase in other revenue was primarily the result of a $36 million increase in fees earned for transition management services due to an increase in transactions to execute transitions of equity mandates, a $19 million increase in marketing fees earned for services to distribute Barclays iPath products, $10 million increase for custody fees earned on LifePath products and a $7 million increase in commissions revenue as a result of unit trust and open-end mutual fund class A sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Expenses:
Employee compensation and benefits	$2,256	$1,185	$1,071	90%
Distribution and servicing costs	302	371	(69)	(19%)
Amortization of deferred sales commissions	79	76	3	4%
Direct fund expenses	359	43	316	NM
General and administration	945	462	483	105%
Restructuring charges	—	22	(22)	(100%)
Amortization of intangible assets	120	108	12	11%

Total expenses, GAAP	$4,061	$2,267	$1,794	79%

Total expenses, GAAP	$4,061	$2,267	$1,794	79%
Less non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	25	—	25	NM
General and administration	65	31	34	110%

Total BGI transaction/integration costs	90	31	59	190%
PNC LTIP funding obligation	44	45	(1)	(2%)
Merrill Lynch compensation contribution	8	8	—	—%
Restructuring charges	—	22	(22)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	14	(9)	(64%)

Total non-GAAP expense adjustments	147	120	27	23%

Total expenses, as adjusted	$3,914	$2,147	$1,767	82%

NM – Not Meaningful

Total GAAP expenses increased $1,794 million, or 79%, to $4,061 million for the nine months ended September 30, 2010, compared to $2,267 million for the nine months ended September 30, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $1,767 million, or 82%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction of distribution and servicing costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$2,256	$1,185	$1,071	90%
Less non-GAAP expense adjustments:
BGI integration costs	25	—	25	NM
PNC LTIP funding obligation	44	45	(1)	(2%)
Merrill Lynch compensation contribution	8	8	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	14	(9)	(64%)

Total non-GAAP expense adjustments	82	67	15	22%

Employee compensation and benefits, as adjusted	$2,174	$1,118	$1,056	94%

NM – Not Meaningful

Employee compensation and benefits expense increased $1,071 million, or 90%, to $2,256 million, for the nine months ended September 30, 2010, compared to $1,185 million for the nine months ended September 30, 2009.

Employee compensation and benefits, as adjusted, increased by $1,056 million after excluding the increase of $15 million of non-GAAP adjustments primarily related to an increase in BGI integration costs. The $1,056 million increase in employee compensation and benefits expense for the nine months ended September 30, 2010 was attributable to a $497 million increase in salaries, benefits, payroll taxes, temporary help and commissions and a $559 million increase in incentive compensation. The increase in incentive compensation is primarily associated with the increase in operating income after excluding the BGI integration costs, a $107 million increase in stock-based compensation expense related to the effect of additional grants to a larger number of employees at the end of January 2010, offset by a $6 million decrease in other deferred compensation. The $497 million increase in salaries, benefits, payroll taxes and commissions reflects an increase in the number of employees primarily resulting from the BGI Transaction. Employees at September 30, 2010 totaled approximately 8,900 as compared to 5,000 at September 30, 2009.

Distribution and Servicing Costs

Distribution and servicing costs decreased $69 million to $302 million for the nine months ended September 30, 2010, compared to $371 million for the nine months ended September 30, 2009. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $69 million decrease primarily related to lower levels of distribution payments due to lower levels of average cash management AUM and a decrease of costs due to an increase in advisory fee waivers for certain cash management funds serviced by Merrill Lynch.

Distribution and servicing costs for the nine months ended September 30, 2010 included $183 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $10 million of costs attributable to PNC and affiliates as compared to $277 million, and $14 million, respectively, in the nine months ended September 30, 2009. Distribution and servicing costs related to other third parties, including Barclays, increased $29 million to $109 million for the nine months ended September 30, 2010, as compared to $80 million for the nine months ended September 30, 2009 due to an expansion of distribution platforms and higher long-term AUM.

Direct Fund Expenses

Direct fund expenses increased $316 million primarily related to the addition of legacy BGI funds subject to these arrangements under which BlackRock pays certain fund expenses.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Expenses (continued)

General and Administration Expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
General and administration expenses, GAAP:
Marketing and promotional	$238	$51	$187	367%
Occupancy	219	107	112	105%
Portfolio services	129	70	59	84%
Technology	116	78	38	49%
Professional services	81	68	13	19%
Closed-end fund launch costs	15	2	13	NM
Other general and administration	147	86	61	71%

Total general and administration expenses, GAAP	$945	$462	$483	105%

Less BGI transaction and integration costs:
Marketing and promotional	$32	$3	$29	NM
Occupancy	11	—	11	NM
Technology	2	1	1	100%
Professional services	14	27	(13)	(48%)
Other general and administration	6	—	6	NM

Total BGI transaction and integration costs	$65	$31	$34	110%

General and administration expenses, as adjusted:
Marketing and promotional	$206	$48	$158	329%
Occupancy	208	107	101	94%
Portfolio services	129	70	59	84%
Technology	114	77	37	48%
Professional services	67	41	26	63%
Closed-end fund launch costs	15	2	13	NM
Other general and administration	141	86	55	64%

Total general and administration expenses, as adjusted	$880	$431	$449	104%

General and Administration Expenses, GAAP

General and administration expenses increased $483 million, or 105%, to $945 million, for the nine months ended September 30, 2010 compared to $462 million for the nine months ended September 30, 2009.

BGI Transaction and Integration Costs

BGI transaction and integration costs of $65 million for the nine months ended September 30, 2010 increased $34 million as compared to the nine months ended September 30, 2009 as a significant amount of costs were incurred post the BGI acquisition, which occurred on December 1, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Expenses (continued)

General and Administration Expenses, as Adjusted

Excluding the BGI transaction and integration expenses, general and administration expenses, as adjusted of $880 million, increased $449 million, or 104%, for the nine months ended September 30, 2010 compared with $431 million for the nine months ended September 30, 2009.

Marketing and promotional expenses increased $158 million, primarily due to an increase in global and exchange traded fund marketing expenses, which included travel, promotional and rebranding and advertising expenses. Occupancy increased $101 million primarily related to the expansion of the Company and an increase in lease impairments as a result of vacating certain locations in the nine months ended September 30, 2010. Portfolio service costs increased $59 million, or 84%, to $129 million, due to an increase in market data and research expenses as well as transition management execution and clearing expenses. Technology expenses increased $37 million, or 48%, to $114 million, primarily due to an increase in software licensing and maintenance and hardware depreciation expenses. Professional services increased $26 million, or 63%, to $67 million compared to $41 million for the nine months ended September 30, 2009 primarily related to consulting, accounting/tax and legal costs. Closed-end fund launch costs (excluding compensation costs) increased $13 million as compared to the nine months ended September 30, 2009 due to the Build America Bond Trust fund, which launched during the nine months ended September 30, 2010 and generated approximately $1.2 billion in AUM. Other general and administration expenses increased $55 million, or 64%, to $141 million compared to $86 million for the nine months ended September 30, 2009, primarily related to increases in communication, VAT, regulatory filing and license fees, other office related costs and other miscellaneous expenses, partially offset by a $17 million change in foreign currency remeasurement costs/benefits from $13 million of costs in the nine months ended September 30, 2009 to a $4 million benefit in the nine months ended September 30, 2010 and a $10 million decline in an expense for a potentially uncollectible receivable recorded in 2009.

Restructuring Charges

For the nine months ended September 30, 2009, BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts.

Amortization of Intangible Assets

Amortization of intangible assets increased $12 million to $120 million for the nine months ended September 30, 2010, as compared to $108 million for the nine months ended September 30, 2009. The increase in amortization of intangible assets reflects amortization of finite-lived management contracts acquired in the BGI Transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Operating Income and Operating Margin

GAAP

Operating income totaled $2,058 million for the nine months ended September 30, 2010, which was an increase of $1,169 million compared with the nine months ended September 30, 2009. Operating income for the nine months ended September 30, 2010 included the effect of revenue and expenses related to the December 1, 2009 acquisition of BGI and $90 million of BGI integration costs as compared to $31 million of BGI transaction costs for the nine months ended September 30, 2009. The transaction/integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, advisory payments, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the nine months ended September 30, 2010 included the effect of a $2,767 million increase in investment advisory, administration fees and securities lending revenue associated with the acquired BGI AUM and growth in long-term AUM, which included market appreciation and net new business during the prior twelve months, a $137 million increase in performance fees revenue and a $100 million increase in distribution fees and other revenue, partially offset by a $41 million reduction in BlackRock Solutions and advisory revenue. The increase in total revenue is partially offset by a $1,794 million net increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by decreases in distribution and servicing costs and restructuring expenses.

The Company’s operating margin was 33.6% for the nine months ended September 30, 2010, compared to 28.2% for the nine months ended September 30, 2009. The increase in operating margin for nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 included the effect of the BGI Transaction, growth in long-term AUM, a decline of $22 million in restructuring charges, recorded in the nine months ended September 30, 2009, a change in foreign currency remeasurement costs/benefits from a $13 million cost in the nine months ended September 30, 2009 to a $4 million benefit in the nine months ended September 30, 2010, a $10 million decline in expense for a potentially uncollectible receivable recorded in 2009 and a decline in deferred compensation related to depreciation on deferred compensation investments, partially offset by a $59 million increase of BGI transaction/integration costs, an increase of $107 million in stock-based compensation expense related to additional grants to a larger number of employees at the end of January 2010, an increase in occupancy costs related to lease impairments as a result of vacating certain locations in the nine months ended September 30, 2010, $17 million of closed-end fund launch costs/commissions and a $12 million increase in amortization of intangible assets related to the finite-lived management contracts acquired in the BGI Transaction, as well as increased investments to grow the business.

As Adjusted

Operating income, as adjusted, totaled $2,205 million for the nine months ended September 30, 2010, which was an increase of $1,196 million compared to the nine months ended September 30, 2009. The increase in operating income, as adjusted, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is related to the effect of the $2,963 million increase in total revenue, partially offset by a $1,767 million increase in operating expenses due to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and amortization of intangible assets, partially offset by a decrease in distribution and servicing costs.

Operating margin, as adjusted, was 38.7% and 37.4% for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating margin reflects the inclusion of BGI, a change in foreign currency remeasurement costs/benefits from a $13 million cost in the nine months ended September 30, 2009 to a $4 million benefit in the nine months ended September 30, 2010, and a $10 million decline in expense for a potentially uncollectible receivable recorded in 2009, partially offset by an increase of $107 million in stock-based compensation expense related to additional grants to a larger number of employees at the end of January 2010, an increase in occupancy costs related to lease impairments as a result of vacating certain locations in the nine months ended September 30, 2010 and a $12 million increase in amortization of intangible assets related to the finite-lived management contracts acquired in the BGI Transaction, as well as increased investments to grow the business.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Non-operating income (expense), GAAP basis	$5	($24)	$29	NM
Less: Net income (loss) attributable to NCI(1)	(5)	21	(26)	NM

Non-operating income (expense)(2)	10	(45)	55	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	(14)	9	64%

Non-operating income (expense), as adjusted(2)	$5	($59)	$64	NM

NM – Not Meaningful

(1)	Includes a $16 million loss attributable to consolidated variable interest entities for the nine months ended September 30, 2010.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$17	$4	$13	325%
Real estate	13	(111)	124	NM
Distressed credit/mortgage funds	49	79	(30)	(38%)
Hedge funds/funds of hedge funds	11	9	2	22%
Other investments(2)	11	(11)	22	NM

Sub-total	101	(30)	131	NM
Investments related to deferred compensation plans	5	14	(9)	(64%)

Total net gain (loss) on investments	106	(16)	122	NM
Interest and dividend income	19	16	3	19%
Interest expense	(115)	(45)	(70)	156%

Net interest expense	(96)	(29)	(67)	231%

Total non-operating income (expense)(1)	10	(45)	55	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	(14)	9	64%

Non-operating income (expense), as adjusted(1)	$5	($59)	$64	NM

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable) related to investment activities.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating income, less net income (loss) attributable to non-controlling interests, increased $55 million to $10 million for the nine months ended September 30, 2010, as compared to $45 million net non-operating expense for the nine months ended September 30, 2009. The $10 million non-operating income, net of non-controlling interests for the nine months ended September 30, 2010 was comprised of $101 million of net gains on co-investments and seed investments and $5 million of appreciation related to hedges of deferred compensation, partially offset by $96 million of net interest expense.

The $101 million net gain on investments, less non-controlling interests, related to the Company’s co-investments and seed investments, included net gains in distressed credit/mortgage funds of $49 million, private equity investments of $17 million, real estate equity/debt products of $13 million, hedge funds/funds of hedge funds of $11 million and other investments of $11 million.

Net interest expense was $96 million, an increase of $67 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes.

Income Tax Expense

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$2,068	$844	145%	$2,210	$950	133%
Income tax expense	$662	$225	194%	$741	$308	141%

Effective tax rate	32.0%	26.7%		33.5%	32.4%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense increased $437 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The effective income tax rates for the nine months ended September 30, 2010 and 2009 were 32.0% and 26.7%, respectively.

The nine months ended September 30, 2010 included the effect of third quarter 2010 tax legislation enacted in the United Kingdom, which resulted in approximately a $30 million tax benefit revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods. In addition, the nine months ended September 30, 2010 included the effect of favorable tax rulings and the resolution of certain outstanding tax positions in third quarter 2010.

The nine months ended September 30, 2009 included the effect of third quarter 2009 legislation enacted primarily with respect to New York City corporate income taxes, effective January 1, 2009 which resulted in approximately a $45 million tax benefit revaluation of net deferred tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods. The nine months ended September 30, 2009 also included $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of outstanding tax matters

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$2,058	$889	131%	$2,205	$1,009	119%
Non-operating income (expense)(1)	10	(45)	NM	5	(59)	NM
Income tax expense	(662)	(225)	194%	(741)	(308)	141%

Net income attributable to BlackRock, Inc.	$1,406	$619	127%	$1,469	$642	129%

Allocation of net income attributable to BlackRock, Inc.:
Common Shares	$1,386	$602	130%	$1,448	$625	132%
Participating RSUs	20	17	18%	21	17	24%

Net income attributable to BlackRock, Inc.	$1,406	$619	127%	$1,469	$642	129%

Diluted weighted-average common shares outstanding(2)	192,280,679	134,001,799	43%	192,280,679	134,001,799	43%

Components of Diluted earnings per common share:
Operating income	$7.03	$4.20	67%	$7.52	$4.76	58%
Non-operating income (expense)(1)	0.03	(0.21)	NM	0.01	(0.28)	NM
Income tax benefit	0.15	0.51	(71%)	—	0.18	(100%)

Diluted earnings per common share	$7.21	$4.50	60%	$7.53	$4.66	62%

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Series A, B, C, and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. of $1,406 million for the nine months ended September 30, 2010 included operating income of $2,058 million, or $7.03 per diluted common share, non-operating income, less net income (loss) attributable to non-controlling interests, of $10 million, or $0.03 per diluted common share and an income tax benefit of $30 million, or $0.15 per diluted common share due to tax legislation enacted in the United Kingdom. Net income attributable to BlackRock, Inc. totaled $1,406 million, or $7.21 per diluted common share, for the nine months ended September 30, 2010, which was an increase of $787 million, or $2.71 per diluted common share, compared to the nine months ended September 30, 2009. The $4.50 earnings per diluted common share for the nine months ended September 30, 2009 included the effect of $70 million, or $0.51 per diluted common share, of tax benefits which included $45 million of local income tax changes and $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of an outstanding tax matter received during the nine months ended September 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $1,406 million for the nine months ended September 30, 2010 included the after-tax effect of the BGI integration costs of $59 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $29 million, and certain compensation of former MLIM employees of $5 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in third quarter 2010.

Net income attributable to BlackRock, Inc. of $619 million for the nine months ended September 30, 2009 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $29 million, BGI transaction costs of $21 million, restructuring charges of $14 million and certain compensation of former MLIM employees of $4 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in third quarter 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $7.53 for the nine months ended September 30, 2010 increased $2.87, or 62%, compared to the nine months ended September 30, 2009.

Net income attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2010 included operating income of $2,205 million, or $7.52 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $5 million, or $0.01 per diluted common share. Net income of $642 million or $4.66 per diluted common share attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2009 included the effect of $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of an outstanding tax matter received during the nine months ended September 30, 2009. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010

Revenue

	Three Months Ended
	September 30,	June 30,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Index	$503	$521	($18)	(3%)
Active	443	460	(17)	(4%)
Fixed income:
Index	114	99	15	15%
Active	266	257	9	4%
Multi-asset class	183	175	8	5%
Alternative	156	154	2	1%
Cash management	129	126	3	2%

Total	1,794	1,792	2	—%
Investment advisory performance fees:
Equity	12	18	(6)	(33%)
Fixed income	10	9	1	11%
Multi-asset class	3	2	1	50%
Alternative	89	21	68	324%

Total	114	50	64	128%

BlackRock Solutions and advisory	101	114	(13)	(11%)
Distribution fees	29	32	(3)	(9%)
Other revenue	54	44	10	23%

Total revenue	$2,092	$2,032	$60	3%

Total revenue for the three months ended September 30, 2010 increased $60 million, or 3%, to $2,092 million, compared with $2,032 million for the three months ended June 30, 2010. The $60 million increase was the result of a $64 million increase in performance fees, a $10 million increase in other revenue and a $2 million increase in total investment advisory, administration fees and securities lending revenue, partially offset by a $13 million decrease in BlackRock Solutions and advisory and a $3 million decrease in distribution fees.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

The increase in investment advisory, administration fees and securities lending revenues of $2 million for the three months ended September 30, 2010, compared with the three months ended June 30, 2010, primarily related to an increase in long-term AUM and the effect of one more revenue day for the three months ended September 30, 2010, partially offset by a $36 million decrease in securities lending revenue from $108 million in second quarter to $72 million in third quarter. The decrease in securities lending revenue in the third quarter was primarily the result of lower earnings on loan balances for international equity securities.

Performance Fees

Investment advisory performance fees were $114 million for the three months ended September 30, 2010, as compared to $50 million for the three months ended June 30, 2010. The $64 million increase in performance fees included increases of $46 million from U.K. equity hedge funds, which primarily lock in the third quarter, and $26 million in alternative fixed income hedge funds, including an opportunistic fund, partially offset by a $6 million decrease in performance fees from relative performance on equity products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended September 30, 2010 was $101 million as compared to $114 million for the three months ended June 30, 2010. The decrease was primarily due to fewer advisory assignments, including portfolio liquidation assignments, which have AUM based fees, partially offset by an increase in Aladdin fees.

Other Revenue

	Three Months Ended
	September 30,	June 30,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Other revenue:
Transition management service fees	$23	$11	$12	109%
Commissions revenue	7	9	(2)	(22%)
iPath marketing fees(1)	7	7	—	—%
Equity method investment earnings(2)	7	5	2	40%
Other miscellaneous revenue	10	12	(2)	(16%)

Total other revenue	$54	$44	$10	23%

(1)	Related to exchange traded notes issued by Barclays.
(2)	Related to operating and advisory company investments.

Other revenue of $54 million for the three months ended September 30, 2010 increased $10 million, or 23%, compared with the three months ended June 30, 2010. The increase in other revenue was primarily the result of a $12 million increase in fees earned for transition management services due to an increase in transactions to execute transitions of equity mandates.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Expenses

	Three Months Ended
	September 30,	June 30,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$774	$709	$65	9%
Distribution and servicing costs	105	97	8	8%
Amortization of deferred sales commissions	26	27	(1)	(4%)
Direct fund expenses	124	122	2	2%
General and administration	316	340	(24)	(7%)
Amortization of intangible assets	40	40	—	—%

Total expenses, GAAP	$1,385	$1,335	$50	4%

Total expenses, GAAP	$1,385	$1,335	$50	4%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	3	4	(1)	(25%)
General and administration	3	28	(25)	(89%)

Total BGI integration costs	6	32	(26)	(81%)
PNC LTIP funding obligation	15	14	1	7%
Merrill Lynch compensation contribution	3	2	1	50%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	(4)	10	NM

Total non-GAAP expense adjustments	30	44	(14)	(32%)

Total expenses, as adjusted	$1,355	$1,291	$64	5%

NM – Not Meaningful

Total GAAP expenses increased $50 million, to $1,385 million for the three months ended September 30, 2010, compared to $1,335 million for the three months ended June 30, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $64 million, or 5%. The increase in total expenses, as adjusted, was primarily attributable to increases in employee compensation and benefits and distribution and servicing costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended
	September 30,	June 30,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$774	$709	$65	9%
Less non-GAAP expense adjustments:
BGI integration costs	3	4	(1)	(25%)
PNC LTIP funding obligation	15	14	1	7%
Merrill Lynch compensation contribution	3	2	1	50%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	(4)	10	NM

Total non-GAAP expense adjustments	27	16	11	69%

Employee compensation and benefits, as adjusted	$747	$693	$54	8%

NM – Not Meaningful

Employee compensation and benefits expense increased $65 million, or 9%, to $774 million, for the three months ended September 30, 2010, compared to $709 million for the three months ended June 30, 2010.

Employee compensation and benefits, as adjusted, increased $54 million after excluding the increase of $11 million of non-GAAP adjustments primarily related to an increase in appreciation on deferred compensation which is offset by an increase in non-operating income related to investments held for these deferred compensation plans. The $54 million increase was attributable to a $33 million increase in incentive compensation which included the effect of the increase in performance fees and a $21 million increase in salaries reflecting an increase in the number of employees. Employees at September 30, 2010 totaled approximately 8,900 as compared to 8,500 at June 30, 2010.

Distribution and Servicing Costs

Distribution and servicing costs increased $8 million to $105 million for the three months ended September 30, 2010, compared to $97 million for the three months ended June 30, 2010. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, payments to PNC and payments to Barclays as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $8 million increase primarily related to higher levels of average cash management AUM as well as a decrease in fee waivers for cash management funds, resulting in higher levels of distribution costs.

Distribution and servicing costs for the three months ended September 30, 2010 included $65 million of costs attributable to Bank of America/Merrill Lynch and affiliates and $1 million of costs attributable to PNC and affiliates as compared to $59 million and $4 million, respectively, in the three months ended June 30, 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $5 million to $39 million for the three months ended September 30, 2010, as compared to $34 million for the three months ended June 30, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Expenses (continued)

General and Administration Expenses

	Three Months Ended
	September 30,	June 30,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
General and administration expenses:
Marketing and promotional	$77	$89	($12)	(13%)
Occupancy	67	84	(17)	(20%)
Portfolio services	45	42	3	7%
Technology	37	42	(5)	(12%)
Professional services	21	28	(7)	(25%)
Closed-end fund launch costs	15	—	15	NM
Other general and administration	54	55	(1)	(2%)

Total general and administration expenses, GAAP	$316	$340	($24)	(7%)

Less BGI integration costs:
Marketing and promotional	$2	$15	($13)	(87%)
Occupancy	—	8	(8)	(100%)
Professional services	—	3	(3)	(100%)
Other general and administration	1	2	(1)	(50%)

Total BGI integration costs	$3	$28	($25)	(89%)

General and administration expenses, as adjusted:
Marketing and promotional	$75	$74	$1	1%
Occupancy	67	76	(9)	(12%)
Portfolio services	45	42	3	7%
Technology	37	42	(5)	(12%)
Professional services	21	25	(4)	(16%)
Closed-end fund launch costs	15	—	15	NM
Other general and administration	53	53	—	—%

Total general and administration expenses, as adjusted	$313	$312	$1	—%

General and Administration Expenses, GAAP

General and administration expenses decreased $24 million, or 7%, for the three months ended September 30, 2010 compared with the three months ended June 30, 2010.

BGI Integration Costs

BGI integration costs of $3 million for the three months ended September 30, 2010 decreased $25 million as compared with the three months ended September 30, 2009.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Expenses (continued)

General and Administration Expenses, as Adjusted

Excluding the BGI integration expenses, general and administration expenses, as adjusted, increased $1 million for the three months ended September 30, 2010 compared to $312 million for the three months ended June 30, 2010.

The $1 million increase primarily related to $15 million of closed-end fund launch costs (excluding compensation costs) due to the Build America Bond Trust fund launch during the three months ended September 30, 2010, which generated approximately $1.2 billion in AUM, a $7 million decrease in foreign currency remeasurement benefits and a $3 million increase in portfolio service costs due to an increase in transition management execution and clearing expenses, partially offset by a $9 million reduction in occupancy costs primarily related to lease impairments to vacate certain locations recorded in the three months ended June 30, 2010, an $8 million reduction of VAT expenses including a reduction related to prior period expenses that have been determined to be recoverable and a $5 million decrease in technology expenses related to consulting services and software maintenance.

Operating Income and Operating Margin

GAAP

Operating income totaled $707 million for the three months ended September 30, 2010, which was an increase of $10 million compared with the three months ended June 30, 2010. Operating income for the three months ended September 30, 2010 included $6 million of BGI integration costs as compared to $32 million of BGI integration costs for the three months ended June 30, 2010. The integration expenses are not part of the on-going business and are principally comprised of compensation expense, legal fees, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the three months ended September 30, 2010 included the effect of a $60 million net increase in total revenues, primarily due to increases in performance fees in U.K. equity hedge funds and alternative fixed income hedge funds, partially offset by a $50 million increase in operating expenses, which included $17 million of closed-end fund launch costs/commissions.

The Company’s operating margin was 33.8% for the three months ended September 30, 2010 compared to 34.3% for the three months ended June 30, 2010. The decrease in operating margin for three months ended September 30, 2010 as compared to the three months ended June 30, 2010 included the revenue benefits of our diversified business model while expenses included continued investments in the business as well as a $65 million increase in employee compensation and benefits (including $2 million of closed-end fund launch commissions), $15 million of closed-end fund launch costs, $8 million in distribution and servicing costs and a $7 million decrease in foreign currency remeasurement benefits, partially offset by a $26 million decrease in BGI integration costs, $9 million of lower occupancy costs primarily related to lease impairments to vacate certain locations recorded in the three months ended June 30, 2010 and an $8 million reduction of VAT expenses related to prior period expenses that have been determined to be recoverable.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Operating Income and Operating Margin (continued)

As Adjusted

Operating income, as adjusted, totaled $737 million for the three months ended September 30, 2010 which was a decrease of $4 million compared with the three months ended June 30, 2010. The $4 million decrease in operating income, as adjusted, for the three months ended September 30, 2010 as compared with the three months ended June 30, 2010 is primarily related to a $64 million net increase in operating expenses which included increases of $54 million in employee compensation and benefits (including $2 million of closed-end fund launch commissions) and an $8 million increase in distribution and servicing costs and $15 million of closed-end fund launch costs, partially offset by a $60 million net increase in total revenue, primarily related to an increase in performance fees as well as decreases in occupancy and VAT expenses.

Operating margin, as adjusted, was 38.4% and 38.8% for the three months ended September 30, 2010 and June 30, 2010, respectively. The operating margin reflects the revenue benefits of our diversified business model while expenses included continued investments in the business as well as a $54 million increase in employee compensation and benefits, and a $7 million decrease in foreign currency remeasurement benefits, partially offset by $9 million of lower occupancy costs and an $8 million reduction of VAT expenses including a reduction related to prior period expenses that have been determined to be recoverable.

Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended September 30, 2010 and June 30, 2010 was as follows:

	Three Months Ended
	September 30,	June 30,	Variance
(Dollar amounts in millions)	2010	2010	Amount	% Change
Non-operating income (expense), GAAP basis	$78	($75)	$153	NM
Less: Net income (loss) attributable to NCI(1)	33	(43)	76	NM

Non-operating income (expense)(2)	45	(32)	77	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	4	(10)	NM

Non-operating (expense), as adjusted(2)	$39	($28)	$67	NM

NM – Not Meaningful

(1)	Includes a $12 million gain and a $29 million loss for the three months ended September 30, 2010 and June 30, 2010, respectively, attributable to consolidated variable interest entities.
(2)	Net of net income (loss) attributable to non-controlling interests.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended September 30, 2010 and June 30, 2010 were as follows:

	Three Months Ended		Variance
(Dollar amounts in millions)	September 30, 2010	June 30, 2010	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$20	($10)	$30	NM
Real estate	11	2	9	450%
Distressed credit/mortgage funds	25	5	20	400%
Hedge funds/funds of hedge funds	4	1	3	300%
Other investments(2)	6	7	(1)	(14%)

Sub-total	66	5	61	NM
Investments related to deferred compensation plans	6	(4)	10	NM

Total net gain (loss) on investments	72	1	71	NM

Interest and dividend income	10	5	5	100%
Interest expense	(37)	(38)	1	(3%)

Net interest expense	(27)	(33)	6	(18%)

Total non-operating income (expense)(1)	45	(32)	77	NM
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	4	(10)	NM

Non-operating income (expense), as adjusted(1)	$39	($28)	$67	NM

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating income, less net income (loss) attributable to non-controlling interests, increased $77 million to $45 million for the three months ended September 30, 2010, as compared to $32 million of non-operating expenses for the three months ended June 30, 2010. The $45 million non-operating income, net of non-controlling interests, was comprised of $66 million of net gains primarily on co-investments and seed investments, $6 million of positive valuations related to economic investment hedges of deferred compensation, partially offset by $27 million of net interest expense.

The $66 million net gain on co-investments and seed investments included net gains in distressed credit/mortgage funds of $25 million, private equity investments of $20 million, real estate equity/debt products of $11 million, hedge funds/funds of hedge funds of $4 million and other investments of $6 million.

The $77 million increase in non-operating income, net of net income (loss) attributable to non-controlling interests, was related to a $61 million increase in valuation gains on co-investments and seed investments, a $10 million increase in valuations related to hedges of deferred compensation plans and a $6 million decrease in net interest expense. The $61 million net increase in valuations gains on co-investments primarily related to gains of $30 million from private equity investments, $20 million from distressed credit/mortgage funds, $9 million from real estate products and $3 million from hedge funds/funds of hedge funds, partially offset by lower gains of $1 million for other investments. The $6 million decrease in net interest expense was due to higher dividend income related to a regulatory investment.

Income Tax Expense

	Three Months Ended			Three Months Ended
	September 30, 2010	June 30, 2010		September 30, 2010	June 30, 2010
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$752	$665	13%	$776	$713	9%
Income tax expense	$201	$233	(14%)	$239	$250	(4%)

Effective tax rate	26.7%	35.0%		30.8%	35.1%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense decreased $32 million in the three months ended September 30, 2010 as compared to the three months ended June 30, 2010. The effective income tax rates for the three months ended September 30 and June 30, 2010 were 26.7% and 35.0%, respectively.

The three months ended September 30, 2010 included the effect of third quarter 2010 tax legislation enacted in the United Kingdom, which resulted in a $30 million tax benefit revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not impact cash flow and to ensure comparability of this information to prior reporting periods. Excluding this favorable tax benefit, the effective income tax rate would have been approximately 30.8% in the three months ended September 30, 2010. The decline in the adjusted effective tax rate was attributable to the effect of favorable tax rulings, a portion of which is attributable to the first half of 2010, and the resolution of certain outstanding tax positions in third quarter 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2010 and June 30, 2010 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2010	June 30, 2010		September 30, 2010	June 30, 2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$707	$697	1%	$737	$741	(1%)
Non-operating income (expense)(1)	45	(32)	NM	39	(28)	NM
Income tax expense	(201)	(233)	(14%)	(239)	(250)	(4%)

Net income attributable to BlackRock, Inc.	$551	$432	28%	$537	$463	16%

Allocation of net income attributable to BlackRock, Inc.:
Common Shares	$544	$426	28%	$530	$456	16%
Participating RSUs	7	6	17%	7	7	—%

Net income attributable to BlackRock, Inc.	$551	$432	28%	$537	$463	16%

Diluted weighted-average common shares outstanding(2)	192,326,841	192,569,539	—%	192,326,841	192,569,539	—%

Components of Diluted earnings per common share:
Operating income	$2.52	$2.32	9%	$2.61	$2.46	6%
Non-operating income (expense)(1)	0.16	(0.11)	NM	0.14	(0.09)	NM
Income tax benefit	0.15	—	NM	—	—	NM

Diluted earnings per common share	$2.83	$2.21	28%	$2.75	$2.37	16%

NM – Not Meaningful

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Series B and C non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with ASC 260-10.

GAAP

Net income attributable to BlackRock, Inc. for the three months ended September 30, 2010 included operating income of $707 million, or $2.52 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $45 million, or $0.16 per diluted common share and an income tax benefit of $30 million, or $0.15 per diluted common share, due to tax legislation enacted in the United Kingdom. Net income attributable to BlackRock, Inc. totaled $551 million, or $2.83 per diluted common share, for the three months ended September 30, 2010, which was an increase of $119 million, or $0.62 per diluted common share, compared to the three months ended June 30, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2010, as compared with the three months ended June 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $551 million for the three months ended September 30, 2010 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million, the after-tax effect of the BGI integration costs of $4 million, and certain compensation of former MLIM employees of $2 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in third quarter 2010.

Net income attributable to BlackRock, Inc. of $432 million for the three months ended June 30, 2010 included the after-tax effect of the BGI integration costs of $21 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million, and certain compensation of former MLIM employees of $1 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in third quarter 2010.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.75 for the three months ended September 30, 2010 increased $0.38, or 16%, compared to the three months ended June 30, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2010 included operating income of $737 million, or $2.61 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $39 million, or $0.14 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(Dollar amounts in millions)	Nine Months Ended September 30, 2010
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash flows from operating activities	$1,415	($56)	($4)	$1,475
Cash flows from investing activities	(480)	(20)	—	(460)
Cash flows from financing activities	(3,004)	93	(5)	(3,092)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	—	(3)

Net change in cash and cash equivalents	(2,072)	17	(9)	(2,080)
Cash and cash equivalents, beginning of period	4,708	75	9	4,624

Cash and cash equivalents, end of period	$2,636	$92	$—	$2,544

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds and consolidated VIEs at September 30, 2010 decreased $2,080 million from December 31, 2009, resulting from $1,475 million of cash inflows from operating activities, $3,092 million of cash outflows from financing activities, $460 million of cash outflows from investing activities and a $3 million decrease due to the effect of foreign exchange rate changes on cash and cash equivalents.

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

Net cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2010 primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Net cash inflows for the nine months ended September 30, 2010 included the effect of cash payments related to year end incentive compensation, including the payments for BGI employee compensation accruals assumed in the BGI Transaction and repayments to Barclays of approximately $292 million to settle certain non-interest bearing notes assumed in the BGI Transaction.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2010 were $460 million and primarily included $522 million of purchases of investments, including $315 million of Federal Reserve Bank stock, and $96 million of purchases of property and equipment, partially offset by $131 million of net proceeds from sales and maturities of investments, $39 million of return of capital from equity method investees and $16 million of acquisition related payments.

Financing Activities

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2010 were $3,092 million primarily included repayments of short-term borrowings and convertible debt of $2,134 million and $176 million, respectively, $582 million of payments for cash dividends and $264 million related to repurchases of common stock, including $140 million of stock repurchases under the repurchase plan approved in July 2010 and $124 million to satisfy tax withholding obligations of employees related to vesting of certain restricted stock awards. Cash outflows from financing activities were partially offset by cash inflows related to $43 million excess tax benefits from vested stock-based compensation and a $10 million Merrill Lynch cash capital contribution in third quarter 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009	Variance
(Dollar amounts in millions)			Amount	% Change
Cash and cash equivalents	$2,636	$4,708	($2,072)	(44%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(92)	(75)	(17)	(23%)

Subtotal	2,544	4,633	(2,089)	(45%)
2007 credit facility – undrawn(2)	2,266	2,171	95	4%
Commercial paper(3)	—	(2,034)	2,034	100%

Total liquidity	$4,810	$4,770	$40	1%

Required regulatory capital(4)	$885	$857	$28	3%

(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Excludes $134 million and $129 million of undrawn amounts at September 30, 2010 and December 31, 2009, respectively related to Lehman Commercial Paper, Inc.
(3)	The outstanding commercial paper notes that are supported by the 2007 credit facility reduce the availability of the facility.
(4)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

The $40 million increase in total liquidity during the nine months ended September 30, 2010 included the effects of the following: (i) cash payments of 2009 year end incentive awards, including the payments for BGI employee compensation accrual assumed in the BGI Transaction, (ii) the purchase of $315 million of Federal Reserve Bank stock, (iii) the settlement of approximately $292 million of certain non-interest bearing notes assumed in the BGI Transaction and (iv) $176 million of repayments related to convertible debt.

In addition, a significant portion of the Company’s $1,359 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Operating Lease – Drapers Gardens

In January 2010, the Company entered into an agreement with Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust, for the lease of approximately 292,418 square feet of office and ancillary (including retail) space located at Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

The lease began on February 17, 2010 (the Effective Date”) and will continue for 25 years, with the option to renew for an additional five-year term. The lease provides for total annual base rental payments of approximately $22 million, which is subject to increase on each fifth anniversary of the beginning of the lease. The lease included an initial rent free period for 36 months and 22 days following the Effective Date.

Purchase Obligations – Drapers Gardens

In connection with the Drapers Gardens lease described above, the Company entered into a purchase obligation for construction services of approximately £43 million. The Company incurred £3 million of construction services during the nine months ended September 30, 2010. Substantially all of the remaining obligation of £40 million (or approximately $63 million based on the September 30, 2010 exchange rate of $1.58 per £1) is expected to be incurred over the next twelve months.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Investment/Loan Commitments

At September 30, 2010, the Company had $241 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and are callable at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is also managed by a subsidiary of BlackRock. At September 30, 2010, $33.5 million of financing was outstanding and remains outstanding as of November 2010, which is past its final maturity date of March 5, 2010. At September 30, 2010, the carrying value of the collateral was estimated to be $8 million, which resulted in an additional $4.5 million reduction in amounts due from related parties on the Company’s condensed consolidated statement of financial condition and an equal amount recorded in general and administrative expenses on the Company’s condensed consolidated statements of income in the nine months ended September 30, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. The management agreement between the Company and Anthracite has expired. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings by reviewing the carrying value of the net assets of the collateral, which fluctuates each period.

Short-term Borrowings

2007 Credit Facility

In August 2007, the Company entered into a five-year, $2.5 billion unsecured revolving credit facility (the “2007 facility”). The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2010. At September 30, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.48% and a maturity date during November 2010. Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party, has a $140 million participation under the 2007 facility.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used to finance a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, both related parties, as well as other third parties, act as dealers under the CP Program. At September 30, 2010 the CP Program was supported by the 2007 facility.

The Company began to issue CP Notes under the CP Program on November 4, 2009. As of September 30, 2010, BlackRock did not have any outstanding CP Notes. The Company may issue additional CP Notes throughout the remainder of the year.

Japan Commitment-line

In September 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At September 30, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and on, and after, February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60 but not less than 30 days notice. During the nine months ended September 30, 2010, holders of $176 million of debentures converted their holdings into cash and approximately 942 thousand shares. At September 30, 2010, $67 million in convertible debentures were outstanding.

As of September 30, 2010, principal repayment and interest requirements, assuming the convertible debentures are fully repaid in 2010, are $67 million for the remainder of 2010.

Long-term Borrowings

At September 30, 2010, the principal amount of long-term borrowings was $3.2 billion. During the nine months ended September 30, 2010, the Company paid approximately $92 million related to interest on long-term borrowings. Principal repayments and interest requirements are as follows:

(Dollar amounts in millions) Year	Principal	Interest	Total Payments
Remainder of 2010	$—	$48	$48
2011	—	140	140
2012	500	140	640
2013	—	129	129
2014	1,000	129	1,129
2015	—	94	94
Thereafter	1,700	288	1,988

Total	$3,200	$968	$4,168

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Other 2010 Cash Uses

Settlement of Acquisition Related Liabilities with Barclays

In general, as certain acquired BGI receivables are collected, the Company is required to pay Barclays approximately $342 million, which was recorded as of December 31, 2009 in due to related parties on the condensed consolidated statement of financial condition, to settle certain non-interest bearing notes assumed in the BGI Transaction. As of September 30, 2010, the Company had repaid approximately $292 million.

Federal Reserve Bank stock

BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly-owned subsidiary of the Company, purchased $315 million of additional Federal Reserve Bank stock during the nine months ended September 30, 2010 pursuant to its regulatory requirements. Additional purchases of Federal Reserve Bank stock, pursuant to BTC’s regulatory requirements, may be required; however, such amounts currently are not expected to be material.

SSR Transaction

In connection with the SSR Transaction, which closed in January 2005, the Company made a final contingent payment in August 2010 of approximately $8 million, based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

Approval to Repurchase up to 5,100,000 shares

In July 2010, BlackRock announced that its Board of Directors approved the repurchase of up to 5,100,000 shares to neutralize the dilutive effects of restricted stock units and options that have been granted to employees and which will become dilutive over the next several years. The shares are to be repurchased with management discretion on the timing of the repurchases. BlackRock’s pre-existing repurchase program established in 2006 has been terminated effective with the new authorization. As of September 30, 2010, the Company had repurchased 896,102 shares in open market transactions for approximately $140 million.

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

As of September 30, 2010, the Company did not anticipate that the base and performance fee measures through December 31, 2010 will be achieved, therefore, the remaining contingent payments are not expected to occur.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Barclays Support of Certain Securities Lending Related Cash Funds

Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At September 30, 2010, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.9 billion. At September 30, 2010, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary of these funds.

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

At September 30, 2010, the Company was required to maintain approximately $885 million in net capital in certain regulated subsidiaries, including BTC, and is in compliance with all applicable regulatory minimum net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of Variable Interest Entities (“VIEs”) and Fair Value Measurements, discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Significant Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010 for details on Significant Accounting Policies.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for a reporting enterprise’s interest in an entity if certain conditions are met. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt/loan obligations (“CDOs” or “CLOs”) and sponsored investment funds, which may be considered VIEs. At September 30, 2010, the Company consolidated four VIEs, including three CLOs and one sponsored private equity fund. See Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing for further information regarding consolidation of variable interest entities.

CLOs

As of September 30, 2010, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including three CLOs in which BlackRock, in accordance with ASU 2009-17, was determined to be the primary beneficiary, which resulted in consolidation of these VIEs in the Company’s condensed consolidated financial statements. At September 30, 2010, the Company had $83 million, $1,255 million, $1,237 million, $7 million and $94 million in cash and cash equivalents, bank loans and other investments, borrowings, other liabilities and appropriated retained earnings, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The changes in the assets and liabilities of these CLOs will have no impact on net income attributable to BlackRock, Inc.

Sponsored Private Equity Fund

As of September 30, 2010, BlackRock was determined to be the primary beneficiary of one sponsored private equity investment fund of funds, in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At September 30, 2010, the Company had recorded $8 million, $38 million and $46 million in cash and cash equivalents, private equity investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The Company has no risk of loss with its involvement with this VIE.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments and returns of certain market indices. BlackRock’s $727 million of Level 3 investments, or 48% of total GAAP investments, at September 30, 2010 primarily include co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing information from third party sources, however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing for further information regarding fair value measurements.

Goodwill and Intangible Assets

The value of contracts acquired in a business acquisition to manage assets in proprietary open- and closed-end investment funds as well as collective trust funds without a specified termination date and trade names is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The Company performed its annual impairment assessment review, as required by ASC 350, for goodwill and indefinite and finite lived intangible assets, on BlackRock’s annual impairment test date of July 31st.

Goodwill

BlackRock assessed its goodwill for impairment on July 31st and considered such factors as the book value and the market capitalization of the Company. At July 31, 2010, the impairment test that was performed indicated no impairment charge was required. The Company continues to monitor its book value per share as compared to closing prices of its common stock for potential indicators of impairment. As of September 30, 2010 the Company’s common stock closed at $170.25, which exceeded its book value, after excluding appropriated retained earnings, of approximately $133.02 per share.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

Indefinite-lived and finite-lived intangibles

BlackRock assessed its indefinite-lived management contract and trade names for impairment on July 31st, considering such factors as AUM, product margins, tax rates and discount rates to determine whether the values of these asset were impaired and whether the indefinite-life classification was still appropriate. As of July 31, 2010 the Company determined that the impairment tests performed indicated that no impairment charges were required and the classification was still appropriate.

In addition, for finite-lived intangibles management determined that no circumstances existed which would result in an impairment charge or a change in the remaining useful life of any of the finite-lived intangible assets.

Performance Fees / Carried Interest

The Company receives performance fees or an incentive allocation from alternative investment products and certain separately managed accounts. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product or account.

The Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions as performance fees on its condensed consolidated statements of income upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At September 30, 2010 and December 31, 2009, the Company had $22 million and $13 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk

BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2010, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At September 30, 2010, the outstanding total return swaps had an aggregate notional value of approximately $24 million.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks (continued)

At September 30, 2010, approximately $470 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

	September 30, 2010	December 31, 2009	Variance
(Dollar amounts in millions)			Amount	% Change
Total investments, GAAP	$1,512	$1,049	$463	44%
Investments held by consolidated sponsored investment funds	(470)	(463)	(7)	(2%)

Net exposure to consolidated investment funds	317	258	59	23%

Total net “economic” investments	1,359	844	515	61%

Federal Reserve Bank stock	(325)	(10)	(315)	NM
Deferred compensation investments	(71)	(71)	—	—%
Hedged investments	(24)	(36)	12	33%

Total net “economic” investment exposure	$939	$727	$212	29%

NM – Not Meaningful

The net “economic” investment exposure of the portfolio is presented in either the market price or the interest rate/credit spread risk disclosures below:

Market Price Risk

At September 30, 2010, the Company’s net exposure to market price risk in its investment portfolio was approximately $555 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include private equity and real estate investments, hedge funds and fund of funds, as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $55.5 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At September 30, 2010, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $384 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $6 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the euro, pound sterling, South Korean won and Australian dollars, was $90 million. A 10% adverse change in foreign exchange rates would result in approximately an $9.0 million decline in the carrying value of such investments.

PART I – FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at September 30, 2010. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at September 30, 2010.

Internal Control over Financial Reporting

Other than the integration of certain information technology systems and processes of the acquired BGI business to those of BlackRock, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting. BlackRock is continuing to evaluate its internal controls as well as the internal controls of the acquired BGI business as BlackRock integrates the BGI business into the existing BlackRock business.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2010 through July 31, 2010	393,037	(2)	$155.90	392,000	4,708,000

August 1, 2010 through August 31, 2010	534,553	(2)	$158.97	504,102	4,203,898

September 1, 2010 through September 30, 2010	340	(2)	$168.60	—	4,203,898

Total	927,930		$157.68	896,102	4,203,898

(1)	In July 2010 the Company announced a 5.1 million share repurchase program with no stated expiration date.
(2)

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

BLACKROCK, INC.
(Registrant)

	By:	/S/ ANN MARIE PETACH
Date: November 8, 2010		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document