Form 10-K
period 2010-12-31
BlackRock Inc.
filed 2011-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $5.6 billion. The registrant has no non-voting common stock.

As of January 31, 2011, there were 131,795,285 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2011 annual meeting of stockholders to be held on May 25, 2011 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Index to Form 10-K

Item 1.	BUSINESS

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is an independent investment management firm with $3.561 trillion of assets under management (“AUM”) at December 31, 2010. The Company is highly regulated, serves its clients as a fiduciary, and derives all of its revenues from client business. We focus exclusively on investment management and risk management; we do not engage in proprietary trading or other activities that could conflict with the interests of our clients. Our business is global: we invest in capital markets throughout the world, we have employees in 25 countries and we serve investors in more than 100 countries. Our clients include taxable, tax-exempt and official institutions, retail investors and high net worth individuals.

The 2009 combination of BlackRock and Barclays Global Investors (“BGI”) created a firm with unsurpassed breadth of investment expertise and risk management capabilities across the global capital markets. Our unique platform enables us to bring together active (alpha) investments with index (beta) products and risk management to develop tailored solutions for clients. Our product range includes single- and multi-asset class portfolios investing in equities, fixed income and/or money market instruments. We offer our products directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”) and other exchange traded products (together with ETFs, “ETPs”), collective investment funds and separate accounts. We also offer our BlackRock Solutions® (“BRS”) investment systems, risk management and advisory services to institutional investors.

BlackRock’s common stock is publicly traded on the New York Stock Exchange under the symbol, “BLK”. A majority of our Board of Directors is independent, and we have no majority shareholder. On November 15, 2010, certain of BlackRock’s stockholders completed a $9.6 billion secondary offering through the sale of 58.7 million shares held by Bank of America Corporation (“Bank of America”) through its wholly-owned subsidiary, Merrill Lynch & Co., Inc. (“Merrill Lynch”), and The PNC Financial Services Group Inc. (“PNC”) at a price of $163.00. None of the proceeds of the offering went to the Company. At December 31, 2010, Bank of America did not hold any of BlackRock’s voting common stock outstanding and held approximately 7.1% of BlackRock’s capital stock. PNC held approximately 25.3% of BlackRock’s voting common stock outstanding and held approximately 20.3% of the Company’s capital stock. Barclays Bank PLC (“Barclays”) held approximately 2.3% of BlackRock’s voting common stock outstanding and held approximately 19.6% of the Company’s capital stock.

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

•	the Company’s longstanding commitment to risk management and the continued development of, and increased interest in, BRS products and services;

•

the Company’s global presence, with approximately 41% of employees outside the U.S. supporting local investment capabilities and serving clients of which approximately 44% of total AUM was managed for clients domiciled outside the U.S.; and

•	the growing recognition of the BlackRock brand globally, the strength of the Company’s culture and the depth and breadth of its intellectual capital.

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

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last six years are shown below:

	Selected GAAP Financial Results
(Dollar amounts in millions, except per share amounts)	2010	2009	2008	2007	2006	2005	5 Year CAGR
Total revenue	$8,612	$4,700	$5,064	$4,845	$2,098	$1,191	49%
Operating income	$2,998	$1,278	$1,593	$1,294	$472	$341	54%
Operating margin	34.8%	27.2%	31.5%	26.7%	22.5%	28.6%	4%
Non-operating income (expense)(1)	$36	$(28)	$(422)	$162	$37	$28	5%
Net income attributable to BlackRock, Inc.	$2,063	$875	$784	$993	$321	$231	55%
Diluted earnings per common share	$10.55	$6.11	$5.78	$7.37	$3.83	$3.45	25%

	Selected Non-GAAP Financial Results
(Dollar amounts in millions, except per share amounts)	2010(2)	2009(2)	2008(2)	2007	2006	2005	5 Year CAGR
As adjusted:
Operating income	$3,167	$1,570	$1,662	$1,518	$674	$408	51%
Operating margin	39.3%	38.2%	38.7%	37.4%	36.7%	38.9%	—%
Non-operating income (expense)(1)	$25	$(46)	$(384)	$150	$29	$18	7%
Net income attributable to BlackRock, Inc.	$2,139	$1,021	$856	$1,077	$443	$266	52%
Diluted earnings per common share	$10.94	$7.13	$6.30	$7.99	$5.29	$3.99	22%

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.

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

Operating income, as adjusted (a non-GAAP measure), excludes certain expenses incurred related to the integration of the acquisitions of SSRM Holdings, Inc. (“SSR”), Merrill Lynch Investment Managers (“MLIM”), the fund of funds business of Quellos Group, LLC (“Quellos”) and BGI, as well as advisory fees, legal fees and consulting transaction expenses related to the BGI Transaction, a 2007 termination fee for closed-end fund administration and servicing arrangements with Merrill Lynch, 2008 and 2009 restructuring charges and compensation expense associated with appreciation/(depreciation) on assets related to certain BlackRock deferred compensation plans. These expenses have been excluded from operating income, as adjusted, because they have been deemed non-recurring by management and to help enhance the comparability of this information to prior periods.

The portion of compensation expense associated with certain of BlackRock’s long-term incentive plan (“LTIP”) awards that has or will be funded through distributions to participants of shares of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution, a portion of which has been received, has been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. A detailed discussion of the LTIP funded by PNC is included in Note 15, Stock-Based Compensation, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Compensation expense associated with appreciation/(depreciation) on assets related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

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

Net Income Attributable to BlackRock, Inc., as Adjusted:

GAAP reported net income attributable to BlackRock, Inc. and GAAP diluted earnings per common share include certain significant items, the after-tax impact of which management considers non-recurring or transactions that ultimately will not impact BlackRock’s book value or do not have a cash flow impact and, therefore, are excluded in calculating net income attributable to BlackRock, Inc., as adjusted.

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

Reported AUM by Asset Class

December 31,

	2005	2006	2007	2008	2009	2010
Equity	$36,774	$316,961	$362,705	$203,292	$1,536,055	$1,694,467
Fixed income	301,032	445,320	510,207	481,365	1,055,627	1,141,324
Multi-asset class	3,425	78,601	98,623	77,516	142,029	185,587
Alternatives	25,323	48,292	71,771	61,544	102,101	109,738

Long-term	366,554	889,174	1,043,306	823,717	2,835,812	3,131,116
Cash management	86,128	235,453	313,338	338,439	349,277	279,175
Advisory	—	—	—	144,995	161,167	150,677

Total	$452,682	$1,124,627	$1,356,644	$1,307,151	$3,346,256	$3,560,968

Component Changes in AUM by Asset Class

Five Years Ended December 31, 2010

	12/31/2005	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/2010	5-Year CAGR(2)
Equity	$36,774	$127,913	$1,322,892	$206,888	$1,694,467	115%
Fixed income	301,032	106,203	625,841	108,248	1,141,324	31%
Multi-asset class	3,425	53,442	111,089	17,631	185,587	122%
Alternatives	25,323	5,325	85,093	(6,003)	109,738	34%

Long-term	366,554	292,883	2,144,915	326,764	3,131,116	54%
Cash management	86,128	2,619	189,245	1,183	279,175	27%
Advisory	—	144,378	(10)	6,309	150,677	N/A

Total	$452,682	$439,880	$2,334,150	$334,256	$3,560,968	51%

(1)

Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009, other reclassifications to conform to current period combined AUM policy and presentation and BGI merger-related outflows due to manager concentration considerations and scientific active equity performance.

(2)	Compounded Annual Growth Rate

AUM

AUM represents assets that we manage on a discretionary basis pursuant to investment management agreements that are expected to continue for at least 12 months. In general, reported AUM corresponds to the basis used for billing (for example, net asset value). Reported AUM does not include assets for which we provide risk management or other forms of non-discretionary advice, or assets that we are retained to manage on a short-term, temporary basis (for example, in a transition management mandate, as described below).

Item 1.	BUSINESS (continued)

Overview (continued)

Investment management fees are typically expressed as a percentage of net asset value. On some products, we earn securities lending fees. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. In addition, BlackRock offers its Aladdin® investment system, as well as risk management, outsourcing and advisory services, to institutional investors under the BRS name. Revenue on these services may be based on several criteria including asset volume, number of users, accomplishment of specific deliverables or other objectives.

At December 31, 2010, AUM was $3.561 trillion, representing a compound annual growth rate of 51% over the last five years. AUM growth during the period was achieved through net new business and mergers, including the acquisitions of MLIM in 2006, the fund of funds business of Quellos in 2007 and BGI in 2009. These acquisitions significantly changed our AUM mix, from predominantly fixed income in 2005 to a broadly diversified product range spanning asset classes and investment styles, as described below.

Products *

Asset Classes

Component Changes in AUM by Asset Class

	12/31/2009	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/10 Sub-Total	BGI merger- related outflows(2)	12/31/2010
Equity	$1,536,055	$69,067	$(8,310)	$197,052	$1,793,864	$(99,397)	$1,694,467
Fixed income	1,055,627	36,013	3,452	66,114	1,161,206	(19,882)	1,141,324
Multi-asset class	142,029	26,262	3,550	13,873	185,714	(127)	185,587
Alternatives	102,101	(136)	—	8,263	110,228	(490)	109,738

Long-term	2,835,812	131,206	(1,308)	285,302	3,251,012	(119,896)	3,131,116
Cash management	349,277	(61,424)	(4,852)	(2,763)	280,238	(1,063)	279,175
Advisory	161,167	(12,021)	—	1,541	150,687	(10)	150,677

Total	$3,346,256	$57,761	$(6,160)	$284,080	$3,681,937	$(120,969)	$3,560,968

(1)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy and presentation.
(2)	Includes outflows due to manager concentration considerations and scientific active equity performance.

At year-end 2010, products invested primarily in long-term assets represented 88% of total AUM or $3.131 trillion, of which 54% were equity mandates, 36% fixed income accounts, 6% multi-asset class portfolios and 4% alternative investments. The remaining AUM was in cash management products and advisory mandates, which are long-term portfolio liquidation assignments. Net new business in long-term products totaled $131.2 billion, before giving effect to merger-related outflows (see below). Net inflows in long-term products were offset by net outflows in cash management products, as money market fund yields remained near zero and net distributions from advisory portfolios.

Unless stated otherwise, net new business figures are before giving effect to merger-related outflows of $121.0 billion, or less than 7% of the $1.8 trillion of AUM acquired in the BGI Transaction. The annualized investment advisory base fee loss associated with merger-related outflows is less than approximately $175 million.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Equity and Fixed Income

Equity and fixed income AUM include a wide range of active and passive strategies. In total, equity AUM increased $158.4 billion or 10% to $1.694 trillion at year-end 2010. Growth was driven by $69.1 billion of net new business and $197.1 billion of investment performance and market appreciation. Fixed income AUM ended 2010 at $1.141 trillion, up $85.7 billion or 8% relative to December 31, 2009. Net new business contributed $36.0 billion of the growth, while markets and investment performance contributed $66.1 billion. Merger-related outflows totaled $99.4 billion and $19.9 billion in equities and fixed income, respectively, primarily due to manager concentration and underperformance in scientific active equities. (See additional discussion under “AUM by Style,” below.)

Multi-Asset Class

BlackRock’s multi-asset class AUM ended 2010 at $185.6 billion, an increase of 31% or $43.6 billion. During the year, we were awarded $26.3 billion of net new business and portfolio values rose $13.9 billion. BlackRock’s multi-asset class team manages a variety of bespoke mandates that leverage our broad investment expertise in global equities, currencies, bonds and commodities and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments, as well as tactical asset allocation overlays. The products are described briefly below.

BlackRock’s multi-asset class products were managed on behalf of a well-balanced client base. At December 31, 2010, institutional investors represented 56% of multi-asset class AUM, while retail and high net worth investors accounted for 44%. Flows were almost evenly split as well, with $15.3 billion or 59% and $10.7 billion or 41% coming from institutional and retail and high net worth investors, respectively. The geographic mix was similarly diversified, with 59% of multi-asset class AUM managed for clients based in the Americas, 32% in Europe, the Middle East and Africa (“EMEA”) and 9% in Asia-Pacific. During the year, clients in the Americas and EMEA awarded BlackRock net new business of $26.6 billion, which offset net outflows of $0.5 billion from clients in Asia-Pacific.

•

Asset allocation and balanced products represented 59% or $109.8 billion of multi-asset class AUM at year-end, up $23.0 billion on the strength of net new business of $14.0 billion and favorable investment performance and market movements of $9.0 billion. Our industry leading global allocation funds surpassed $70 billion in AUM in 2010.

•

Target date and target risk funds ended the year at $41.9 billion, or 23% of multi-asset class AUM, driven by net inflows of $7.5 billion, a year-over-year organic growth rate of 26% and portfolio appreciation of $4.5 billion. Products include our LifePath and LifePath Retirement Income® offerings, which are Qualified Default Investment Alternatives under the Pension Protection Act of 2006. These products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

•

Fiduciary management services accounted for 15% or $28.6 billion of multi-asset class AUM at December 31, 2010. AUM increased $4.1 billion during the year. These are complex mandates in which pension plan sponsors retain BlackRock to assume responsibility for some or all aspects of plan management. Customized services include tailoring investment strategy to client-specific risk budgets and return objectives, working closely with the client’s investment staff and trustees.

Volatile investor sentiment presented challenges for asset allocation strategies in 2010. While 35% of multi-asset class AUM achieved returns above their benchmarks or peer medians for the one year, longer-term results remained strong, with 81% of multi-asset class AUM outperforming for the three years and 87% for the five years ended December 31, 2010.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investments

BlackRock ended 2010 with $109.7 billion of AUM in its alternative investment products, an increase of $7.6 billion. Net outflows totaled $0.1 billion, as withdrawals and disbursements in real estate, currency and opportunistic funds were offset by inflows in single- and multi-strategy hedge funds, global macro funds, funds of hedge funds and commodity products. We believe that as investors adapt their asset allocation strategies to best meet their investment objectives in the current environment, they will continue to increase their use of alternative investments to complement their core holdings.

The alternative investment client base was predominantly institutional, representing 75% or $81.8 billion of alternatives AUM with retail and high net worth investors comprising 8% or $9.3 billion of AUM at December 31, 2010. iShares comprised $18.6 billion or 17% of ending AUM. The geographic mix was well diversified, with 55% of AUM managed for clients in the Americas, 24% for clients in EMEA and 21% for clients in Asia-Pacific.

During 2010, we launched BlackRock Alternative Investors (“BAI”) to coordinate our alternative investment efforts, including product management, business development and client service. The products offered under the BAI umbrella are described below.

•

Real estate debt and equity products managed by BlackRock totaled $12.9 billion at year-end. Offerings include high yield debt and core, value-added and opportunistic equity portfolios. Real estate AUM decreased $5.5 billion during the year, driven by $3.3 billion in net outflows and $2.2 billion in market declines. Market performance rebounded for U.S. funds in 2010 and showed continued strength in the U.K. and within separate accounts.

•

Funds of funds AUM increased $1.8 billion or 8% to $23.9 billion at December 31, 2010, including $18.5 billion in funds of hedge funds and hybrid vehicles and $5.4 billion in private equity fund of funds. During the year, growth was driven by net inflows of $0.5 billion and $1.3 billion of investment and market performance. Performance was strong and a growing number of institutional clients worldwide sought our expertise in customized accounts and commingled vehicles.

•

Hedge funds ended the year with $25.9 billion of AUM in a variety of single-strategy, multi-strategy and global macro hedge funds, as well as portable alpha, distressed and opportunistic offerings. Products include both open-end hedge funds and similar products and closed-end funds that have been created to take advantage of specific opportunities over a defined, often longer-term investment horizon. Growth of $1.1 billion primarily came from $0.6 billion of net inflows into fixed income and multi-strategy hedge funds and strong investment and market performance of $1.8 billion across all strategies.

•

Currency and commodity mandates totaled $45.6 billion at year-end 2010. These products include a range of active and passive products primarily managed through institutional separate accounts. AUM increased $10.0 billion during the year, driven by $2.8 billion of net inflows, primarily in commodities and currency overlays and $7.1 billion of market appreciation. Our iShares commodities products represented $18.6 billion of AUM, which are not eligible to pay performance fees.

Cash Management and Securities Lending

AUM in cash management products totaled $279.2 billion at December 31, 2010, a decrease of $70.1 billion, or 20%, from AUM reported at year-end 2009. Investors continued to look for higher returns by reallocating balances to deposits and operations and to a lesser extent, longer-term investment products. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios may be denominated in U.S. dollar, euro or pound sterling.

Item 1.	BUSINESS (continued)

Products (continued)

Our cash management clientele is largely institutional, with 85% of cash AUM managed for institutions and 15% for retail and high net worth investors at year-end 2010. The investor base was also predominantly domestic, with 75% managed for investors in the Americas and 25% for clients in other regions, almost all EMEA-based. We suffered net outflows during the year, as investors sought higher yields in bank deposits, direct money market investments and as they became more confident of the market recovery, in longer-term assets. Clients also used their cash for operating purposes, as business investment increased and merger and acquisition activity increased. We expect these trends to continue, which will continue to put pressure on cash management flows.

The cash management team also invests the cash we receive as collateral for securities on loan in other portfolios. Securities lending, which is offered as a potential source of incremental returns on long-term portfolios, is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. Fees for securities lending can be structured as a share of earnings and/or a percentage of the value of the cash collateral. The value of the securities on loan and the revenue earned is captured in the corresponding asset class in AUM. The value of the cash or securities collateral is not included in cash management AUM.

The combination of the legacy businesses, along with the addition of new lending mandates, has increased lendable inventory and solidified BlackRock as a top tier provider of lendable assets. Outstanding loan balances ended the year at approximately $104 billion, down slightly from $111 billion at year-end 2009. Balance volatility throughout 2010 was lower than in recent years. Demand remained weak, as relatively few securities command premium lending fees. This trend is expected to continue through 2011, with a turnaround occurring when the end-borrowers of securities begin re-risking and putting their capital to work with more conviction.

BlackRock employs a conservative investment style that emphasizes quality, liquidity and superior client service throughout all market cycles. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. BlackRock’s Cash Management Risk Committee has established risk limits, such as aggregate issuer exposure limits and maturity limits, across many of the products BlackRock manages, including over all of its cash management products. In the ordinary course of our business, there may be instances when a portfolio may exceed an internal risk limit or when an internal risk limit may be changed and no such instances, individually or in the aggregate, have been material to the Company. To the extent that daily evaluation/reporting of the profile of the portfolios identifies that a limit has been exceeded, the relevant portfolio will be adjusted. To the extent a portfolio manager would like to obtain a temporary waiver of a risk limit, the portfolio manager must obtain approval from the credit research team, which is independent from the cash management portfolio managers. While a risk limit may be waived, such temporary waivers are infrequent.

Item 1.	BUSINESS (continued)

Products (continued)

Investment Styles

Reported Long-term AUM by Asset Class & Style

December 31, 2010

	Active	Institutional Index	iShares / ETPs	Total
Equity	$334,532	$911,775	$448,160	$1,694,467
Fixed income	592,303	425,930	123,091	1,141,324
Multi-asset class	181,101	4,116	370	185,587
Alternatives	82,544	8,603	18,591	109,738

Long-term	$1,190,480	$1,350,424	$590,212	$3,131,116

Component Changes in Long-term AUM by Style

	12/31/2009	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/10 Sub-Total	BGI merger- related outflows(2)	12/31/2010
Active	$1,172,503	$(2,016)	$(4,820)	$89,395	$1,255,062	$(64,582)	$1,190,480
Institutional index	1,169,094	89,186	3,512	143,947	1,405,739	(55,315)	1,350,424
iShares / ETPs	494,215	44,037	—	51,960	590,212	—	590,212

Long-term	$2,835,812	$131,207	$(1,308)	$285,302	$3,251,013	$(119,897)	$3,131,116

(1)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy and presentation.
(2)	Includes outflows due to manager concentration considerations and scientific active equity performance.

Long-term1 product offerings include active and passive (index) strategies. The investment objective for active portfolios is to earn attractive returns in excess of a market benchmark or performance hurdle (alpha). In contrast, passive strategies seek to closely track the returns of the corresponding index (beta), generally by investing in the securities that comprise the index or in a subset of those securities selected to approximate the risk and return profile of the index.

The BGI Transaction included an at-scale index business that materially changed BlackRock’s AUM mix. Index AUM, including institutional and iShares products, increased from 4% of AUM at year-end 2008 (prior to the BGI Transaction) to 54% of AUM at December 31, 2010.

Although many clients use both active and passive strategies, the profile of these assets differs greatly. For example, clients often use index products to gain exposure to a market or asset class pending reallocation to an active manager. This has the effect of increasing turnover on index AUM. In addition, institutional index assignments tend to be very large (multi-billion dollars) and priced at low fee rates. This has the effect of exaggerating the significance of net flows in institutional index on BlackRock’s earnings.

[1]	See discussions of Cash Management and Advisory (BRS) offerings.

Item 1.	BUSINESS (continued)

Products (continued)

Active Strategies

Component Changes in AUM - Active

	12/31/2009	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/10 Sub-Total	BGI merger- related outflows(2)	12/31/2010
Equity	$348,573	$2,632	$(3,920)	$41,737	$389,022	$(54,490)	$334,532
Fixed income	595,580	(22,142)	(3,923)	32,262	601,777	(9,474)	592,303
Multi-asset class	141,473	23,402	3,023	13,331	181,229	(128)	181,101
Alternatives	86,877	(5,908)	—	2,065	83,034	(490)	82,544

Long-term	$1,172,503	$(2,016)	$(4,820)	$89,395	$1,255,062	$(64,582)	$1,190,480

(1)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy and presentation.
(2)	Includes outflows due to manager concentration considerations and scientific active equity performance.

We offer two types of active strategies: those that rely primarily on fundamental research and those that utilize primarily quantitative models to drive security selection and portfolio construction. At year-end 2010, active long-term AUM increased $18.0 billion to $1.190 trillion at year-end, of which 28% was in equities, 50% in fixed income, 15% in multi-asset and 7% in alternatives. Favorable markets contributed $89.4 billion of growth, which was slightly offset by $2.0 billion of net outflows. AUM growth was significantly hampered by merger-related outflows of $64.6 billion, primarily in scientific active equities (“SAE”).

Active Equity

BlackRock’s active equity AUM closed the year at $334.5 billion, a decline of 4%, or $14.0 billion relative to year-end 2009. Net new business contributed $2.6 billion of growth, while investment and market performance added $41.7 billion. A wide variety of products are offered, including global and regional portfolios; value, growth and core products; large, mid and small cap strategies; and selected sector funds. We believe an improving U.S. economy, strong corporate balance sheets, and sustained strong growth in the emerging markets bodes well for equity markets in 2011, although geopolitical risk remains a potential drag on investor sentiment.

BlackRock manages active equity portfolios for a diverse base of institutional and retail and high net worth investors globally. At December 31, 2010, approximately half of active equity AUM ($165.8 billion) was managed on behalf of institutional investors in separate accounts, collective investment trusts and mutual funds and half ($168.7 billion) for retail and high net worth investors, largely through open-end mutual funds and separately managed accounts. Approximately 46% of our active equity AUM was managed for investors based in the Americas, 39% in EMEA and 15% in Asia-Pacific.

•

Fundamental active equity ended 2010 with $239.1 billion in AUM. Net inflows of $3.9 billion in equity dividend, global, European and other regional strategies were offset by outflows of $0.2 billion in U.S. equity funds. Market appreciation of $30.4 billion bolstered AUM as equity markets rebounded late in the year. BlackRock’s fundamental active equity investors seek to add value relative to a specified index or on an absolute basis primarily through security selection based on proprietary research and portfolio manager judgment. Performance was strong in European and emerging market products, as well as selected sector funds including: energy, natural resources and health sciences. In total, 62%, 65% and 77% of fundamental active equity AUM beat their benchmarks or peer medians for the one-, three- and five-year periods ended December 31, 2010, respectively. During the year, we drew on existing talent to fill out the leadership team and attracted an experienced CIO for our U.S. fundamental active equity strategies.

Item 1.	BUSINESS (continued)

Products (continued)

•

Scientific active equity AUM declined 32% to $95.4 billion. Portfolio appreciation of $11.4 billion was insufficient to overcome BGI merger-related outflows of $52.6 billion, much of which was anticipated due to underperformance dating back to 2007 in key developed market products. SAE strategies seek superior investment outcomes through a stock selection process that aims to systematically find and exploit pricing opportunities, while rigorously managing risk and cost. During the year, we appointed a new head of the SAE business, who reorganized the team and instilled a strong performance culture that has begun to stabilize the asset base. Though still nascent, there are early signs of improvement, as 55%, 45% and 36% of SAE AUM outperformed their benchmarks or peer medians for the one-, three- and five-year periods ended December 31, 2010, respectively.

Active Fixed Income

BlackRock’s active fixed income AUM ended 2010 at $592.3 billion, a slight decrease of 1% or $3.3 billion, from the previous year’s results. During the year, we had $22.1 billion of net outflows, partially offset by $32.3 billion of investment and market performance. Fixed income mandates are often tailored to client-specified liabilities, accounting, regulatory or rating agency requirements, or other investment policies. U.S. bonds enjoyed good absolute returns in 2010. Despite a slight pullback during the fourth quarter, the Barclays Capital U.S. Aggregate Index returned 6.5% for the year. While sovereign credit risk remains a concern, particularly in parts of Europe, inflation is not expected to have a material impact on Federal Reserve policy in 2011.

Of BlackRock’s total active fixed income AUM, 82% was managed on behalf of institutional investors and 18% for retail and high net worth investors. The client base reflects our historical roots, with 69% of active fixed income AUM managed for investors in the Americas, 23% for EMEA domiciled clients, and 8% for investors in the Asia-Pacific region. Net inflows of $1.3 billion from Asia-Pacific clients were more than offset by outflows of $23.4 billion from investors in the Americas and EMEA.

•

Fundamental fixed income AUM totaled $553.5 billion, or 93% of active fixed income AUM, at year-end 2010. These products emphasize risk-controlled sector rotation and security selection driven by sector experts and direct interaction with issuers and market makers. Fundamental strategies experienced net outflows of $10.2 billion largely driven by client changes in overall asset allocation and long-term performance concerns. In addition, $8.8 billion of fixed income assets, on which we have been waiving fees for more than a year, transferred to cash management. Market appreciation contributed $30.5 billion to ending AUM. Positive flows in U.S. municipal bonds of $2.0 billion were buoyed by the successful launch of the $1.2 billion Build America Bond Trust in the third quarter of the year. Fundamental taxable fixed income strategies achieved strong performance in 2010, with 72%, 49% and 49% of AUM above their benchmarks or peer medians for the one-, three-, and five-year periods ended December 31, 2010, respectively.

•

Model-driven fixed income AUM declined $3.9 billion or 9%, ending the year at $38.8 billion. Investment and market performance of $1.7 billion was insufficient to overcome $3.2 billion of outflows. These strategies employ models to identify relative return opportunities and to apply those results, subject to a pragmatic review of model risk, on a systematic basis across portfolios. Performance in our model-driven fixed income strategies was mixed, with 66%, 81% and 92% of AUM above their benchmarks or peer medians for the one-, three- and five-year periods ended December 31, 2010, respectively.

Multi-Asset and Alternatives

Virtually all (98%) of AUM in multi-asset class mandates, and the majority (75%) of AUM in alternative investments are managed in active strategies. These products are discussed earlier. (See the corresponding sections under “Products — Asset Classes.”)

Item 1.	BUSINESS (continued)

Products (continued)

Institutional Index

Component Changes in AUM - Institutional Index

	12/31/2009	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/10 Sub-Total	BGI merger- related outflows(2)	12/31/2010
Equity	$806,083	$44,569	$(4,390)	$110,420	$956,682	$(44,907)	$911,775
Fixed income	357,557	39,148	7,374	32,259	436,338	(10,408)	425,930
Multi-asset class	354	2,721	528	513	4,116	—	4,116
Alternatives	5,100	2,748	—	755	8,603	—	8,603

Long-term	$1,169,094	$89,186	$3,512	$143,947	$1,405,739	$(55,315)	$1,350,424

(1)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy and presentation.
(2)	Includes outflows due to manager concentration considerations and scientific active equity performance.

Institutional index AUM, generally managed in common trust funds or separate accounts, comprised 38% of total AUM at December 31, 2010. AUM growth was driven by net new business of $89.2 billion and market appreciation of $143.9 billion. Merger-related outflows of $55.3 billion were concentrated among a relatively small number of clients. Where possible, we worked with these investors to address manager concentration issues by reallocating commoditized, low fee AUM, while retaining significant relationships and opportunities.

•

Equity products comprised 68% of institutional index AUM, ending the year at $911.8 billion, driven by net inflows of $44.6 billion and $110.4 billion of market appreciation. Net inflows in global, U.S. equity and other regional strategies were partially offset by outflows of $2.7 billion in other low fee currency overlays for equity strategies. Toward the end of the year, investors began to reallocate to higher return asset classes, helping to fuel a recovery in the global equity markets. Institutional index equity portfolios closely tracked their respective benchmarks, with 97%, 96% and 98% of AUM at or above tracking error tolerance for one-, three-, and five-year periods.

•

Fixed income products represented 32% or $425.9 billion of institutional index AUM, an increase of 19% or $68.4 billion. Net new business totaled $39.1 billion fueled by $12.8 billion of net inflows primarily in liability hedging strategies. Investors remained risk averse largely due to the European sovereign debt crisis in the first half of the year, favoring low risk fixed income exposures. As global markets stabilized and a recovery in the U.S. looked increasingly likely, equity markets recovered and investor confidence returned. Institutional index fixed income portfolios closely tracked their respective benchmarks, with 92%, 94% and 98% of AUM at or above tracking error tolerance for one-, three-, and five-year periods.

•	Less than 1% of institutional index AUM is in alternatives or multi-asset class products. (See discussions under “Products — Asset Classes,” above.)

Item 1.	BUSINESS (continued)

Products (continued)

iShares / ETPs

Component Changes in AUM - iShares / ETPs

	12/31/2009	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/10 Sub-Total	BGI merger- related outflows(2)	12/31/2010
Equity	$381,398	$21,865	$—	$44,897	$448,160	$—	$448,160
Fixed income	102,490	19,008	—	1,593	123,091	—	123,091
Multi-asset class	203	140	—	27	370	—	370
Alternatives	10,124	3,024	—	5,443	18,591	—	18,591

Long-term	$494,215	$44,037	$—	$51,960	$590,212	$—	$590,212

(1)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy and presentation.
(2)	Includes outflows due to manager concentration considerations and scientific active equity performance.

iShares is the leading ETF provider in the world, with $590.2 billion of AUM at December 31, 2010, an increase of $96.0 billion or 19% since year-end 2009. We were the top asset gatherer globally in 20102, with $44.0 billion of net inflows complemented by $52.0 billion of market appreciation. We also introduced 78 new ETPs during the year, maintaining our dual commitment to innovation and responsible product structuring. Our broad product range offers investors the building blocks required to assemble diversified portfolios and implement tactical asset allocation strategies and the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

The market for ETPs continues to grow globally, with investor preference driven to varying degrees by performance (as measured by tracking error, which is the difference between net returns on the ETP and the corresponding index), liquidity (bid-ask spread), tax-efficiency, transparency and client service. Flows also reflect investor risk appetite, which shifted toward fixed income and, within equities, to broad and single country emerging market funds in 2010. In early 2011, investors have begun to shift equity allocations back to developed markets.

At year-end, our iShares product mix included $448.2 billion, or 76%, in equity offerings, and $123.1 billion, or 21%, in bond ETPs. The remaining $19.0 billion or 3% of iShares AUM was in multi-asset and alternative investments. iShares equity AUM increased $66.8 billion or 18% versus 2009, with $21.9 billion in net inflows and $44.9 billion of market and foreign exchange appreciation. iShares fixed income AUM rose $20.6 billion or 20% over the previous year, with 92% of the increase being driven by $19.0 billion of net inflows. iShares multi-asset and alternatives AUM grew by $8.6 billion or 84%, with $3.2 billion of net inflows, predominately in commodity products such as gold and silver, and $5.5 billion of market and foreign exchange appreciation.

In total, we had net inflows in 315 different ETPs during 2010. As of year-end, we managed three of the top five, six of the top ten, and twelve of the 20 largest ETFs in the U.S.2 Our iShares offerings were traded on 19 exchanges throughout the world. These included 276 funds2 in the Americas with $480.3 billion, or 81%, of iShares AUM. Assets in these funds increased $77.6 billion, or 19%, during the year, including $27.8 billion of net inflows.

[2]	Year-end 2010 ETF Landscape Industry Review; BlackRock Global ETF Research and Implementation Strategy Team, Bloomberg, National Stock Exchange (NSX)

Item 1.	BUSINESS (continued)

Products (continued)

Notwithstanding a substantial increase in the number of ETP sponsors and products, iShares has maintained market share of more than 48% in the U.S. and 36% in EMEA3. In addition, we are the largest ETF manager in Mexico, have pioneered the product in Chile and Peru, and have introduced products in Brazil, Australia, Hong Kong and Japan. Importantly, our share of revenues is significantly higher due to our product mix. In general, we expect to maintain our pricing, so long as it is supported by performance and the iShares value proposition, although we continually seek to achieve efficiencies and pass them through to our clients.

BlackRock Solutions and Advisory

BlackRock offers investment systems, risk management, outsourcing and advisory services under the BlackRock Solutions brand name. Over $10.0 trillion of positions are processed on our Aladdin operating platform, which serves as the investment system for BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting via the Green Package® and risk management advisory services, interactive fixed income analytics through our web-based calculator, AnSer®, middle and back office outsourcing services and investment accounting. Clients have also retained BRS’ Financial Markets Advisory (“FMA”) group for a variety of engagements, such as valuation and risk assessment of illiquid assets, portfolio restructuring, workouts and dispositions of distressed assets and financial and balance sheet strategies.

As global capital markets have recovered, clients have focused more on risk management, and demand for BRS services continues to be robust. During the year, BRS added 62 net new assignments. While revenue declined modestly by 4% to $460 million, demand was strong for Aladdin and risk management services, with year-over-year revenue growing 14%, particularly in EMEA where we signed a record number of new BRS clients onto the platform. Aladdin assignments are long-term contracts providing significant recurring revenue.

During the year we added 49 new FMA assignments and completed 33 engagements. The nature of FMA assignments shifted from urgent, short-term risk analyses to longer term advisory and risk monitoring engagements, with year-over-year revenue declining 23%, as the crisis subsided and fewer clients required emergency valuation and liquidation services. Advisory AUM decreased 7% to $150.7 billion, with $1.5 billion of market appreciation insufficient to offset $12.0 billion of client distributions in these long-term liquidation portfolios.

At year-end, BRS served 149 clients, including banks, insurance companies, official institutions, pension funds, asset managers and other institutional investors across North America, Europe, Asia and Australia. During the year, BlackRock acquired and integrated Helix Financial Group LLC to enhance BRS’ commercial real estate capabilities, which proved to be critical to BRS’ success in winning several high profile assignments. We will continue to consider acquisition opportunities that can expand Aladdin functionality and our risk management expertise.

The BRS and Aladdin teams are also supporting key aspects of the BGI integration. These efforts are vital to establishing a unified operating platform and consistent operating processes. We expect functionality added in connection with the integration to enhance the Aladdin platform over time. Additionally, we will seek to leverage our scale for the benefit of our clients through the creation of a robust global trading platform and other initiatives.

Transition Management Services

BlackRock also offers transition management services, involving the temporary oversight of a client’s assets as they transition from one manager to another or from one strategy to another. We provide a comprehensive service that includes project management and implementation based on achieving best execution consistent with the client’s risk management tolerances. We use state-of-the-art tools and work closely with BlackRock’s trading cost research team to manage four dimensions of risk throughout the transition: exposure, execution, process and operational risk. The average transition assignment is executed within two weeks, although the duration can be longer or shorter depending on the size, complexity and liquidity of the related assets. These portfolios are not included in AUM unless BlackRock has been retained to manage the assets after the transition phase.

[3]	Year-end 2010 ETF Landscape Industry Review; BlackRock Global ETF Research and Implementation Strategy Team, Bloomberg, National Stock Exchange (NSX).

Item 1.	BUSINESS (continued)

Products (continued)

Risk & Quantitative Analysis

Across all asset classes, in addition to the efforts of the portfolio management teams, the Risk & Quantitative Analysis (“RQA”) group at BlackRock provides risk management advice and independent risk oversight of the investment management processes, identifies and helps manage counterparty and operational risks, coordinates standards for firmwide investment performance measurement and determines risk management-related analytical and information requirements. Where appropriate, RQA will work with portfolio managers and developers to facilitate the development or improvement of risk models and analytics.

Product Performance Notes

Past performance is not indicative of future results. The performance information for actively managed accounts reflects U.S. open-end and closed-end mutual funds and similar EMEA-based products with respect to peer median comparisons, and actively managed institutional separate accounts and funds located globally with respect to benchmark comparisons, as determined using objectively based internal parameters, using the most current information available as of December 31, 2010. The performance information does not include funds or accounts that are not measured against a benchmark, private equity products, CDOs, or accounts managed by BlackRock’s Financial Markets Advisory Group. Comparisons are based on gross-of-fee performance for U.S.-based products and institutional separate accounts, and net-of-fee performance for EMEA-based products. The performance tracking information for institutional index accounts is based on gross-of-fee performance as of December 31, 2010, and includes all institutional accounts globally using an index strategy. AUM information is based on AUM for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund, as of December 31, 2010. Source of performance information and peer medians is BlackRock, Inc. and is based in part on data from Lipper Inc. for U.S. funds and Morningstar, Inc. for non-U.S. funds. Fund performance reflects the reinvestment of dividends and distributions, but does not reflect sales charges.

Clients

Reported AUM by Client Region & Client Type

December 31, 2010

	Institutional	Retail / HNW	iShares / ETPs(1)	Total
Americas	$1,401,566	$295,036	$480,345	$2,176,947
EMEA	828,587	87,544	100,684	1,016,815
Asia-Pacific	325,907	32,116	9,183	367,206

Total	$2,556,060	$414,696	$590,212	$3,560,968

(1)	Based on jurisdiction of fund, not underlying client.

BlackRock serves institutional and retail and high net worth investors in more than 100 countries through the efforts of professionals located in 25 countries. We strive to leverage our global expertise and scale, together with our understanding of local requirements and business customs, to most effectively serve our clients. Portfolios may be invested in local, regional or global capital markets. Products may be structured to address location-specific issues, such as regulations, taxation, operational infrastructure, market liquidity, and client-specific issues, such as investment policy, liability structure and ratings.

In order to enhance our ability to best serve our clients and develop our talent, we modified our matrix organizational structure in 2010 to reinforce the teamwork required among global functions and regions. The global functions — Portfolio Management, BRS, Global Clients, and Corporate & Business Operations — are key to driving coordination and consistency, and to achieving the benefits of our scale. The regions — Americas, EMEA, and Asia-Pacific — support local clients, employees, regulators and business strategy. At December 31, 2010, 44% of our AUM was managed for clients outside the U.S., and 41% of employees were based outside the U.S. We expect these figures to approach 50% over the coming years.

Item 1.	BUSINESS (continued)

Clients (continued)

Global Clientele

Reported AUM by Asset Class & Client Region

December 31, 2010

	Americas	EMEA	Asia- Pacific	Total

Equity	$1,045,713	$483,129	$165,625	$1,694,467
Fixed income	609,412	374,410	157,502	1,141,324
Multi-asset class	109,306	59,773	16,508	185,587
Alternatives	60,120	26,469	23,149	109,738

Long-term	1,824,551	943,781	362,784	3,131,116
Cash management	209,595	68,370	1,210	279,175
Advisory	142,801	4,664	3,212	150,677

Total	$2,176,947	$1,016,815	$367,206	$3,560,968

Reported AUM by Style & Client Region

December 31, 2010

	Americas	EMEA	Asia- Pacific	Total
Active	$711,179	$345,593	$133,708	$1,190,480
Institutional index	633,027	497,504	219,893	1,350,424
iShares/ETPs	480,345	100,684	9,183	590,212

Long-term	1,824,551	943,781	362,784	3,131,116
Cash management	209,595	68,370	1,210	279,175
Advisory	142,801	4,664	3,212	150,677

Total	$2,176,947	$1,016,815	$367,206	$3,560,968

Americas

At year-end 2010, assets managed on behalf of clients domiciled in the Americas (defined as the U.S., Caribbean, Canada, Latin America and Iberia), totaled $2.177 trillion or 61% of total AUM, an increase of $118.8 billion or 6% in 2010. Growth was driven by $78.4 billion in net new business in long-term products and $177.3 billion in investment performance and market appreciation. Clients are served through offices in Brazil, Canada, Chile, Mexico, Spain and throughout the U.S.

Offerings include closed-end funds and iShares traded on domestic stock exchanges, a full range of open-end mutual funds, collective investment funds, common trusts, private funds and separate accounts. The long-term product mix is well diversified and proportional to the firm’s mix: 57% in equities, 34% in fixed income, 6% in multi-asset class and 3% in alternatives. By comparison, cash management offerings predominantly serve clients in the Americas. We also have a wide variety of BRS assignments for institutional investors and governmental entities in the U.S. and Canada.

Item 1.	BUSINESS (continued)

Clients (continued)

The mix by investment style is also balanced, with 39% of long-term AUM managed in active products, 35% in institutional index accounts and 26% in iShares and other ETPs at year-end. Note that the iShares figures are based on the jurisdiction of the fund, rather than the underlying investor. Non-U.S. investors often prefer U.S. iShares, primarily due to the depth of the markets and liquidity of the products.

EMEA

AUM for clients based in EMEA ended the year at $1.017 trillion or 29% of total AUM, an increase of $79.7 billion from 2009. During the year, clients awarded us net new business of $28.0 billion, including inflows from investors in 24 countries across the region. Our offerings include fund families in the U.K., Luxembourg and Dublin, and iShares listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

Clients invested across the entire product spectrum with 51% of long-term AUM in equities, 40% in fixed income, 6% in multi-asset class and 3% in alternatives. EMEA clients constitute the remaining 25% of our cash management AUM, and represent just 3% of our advisory AUM. BRS has steadily built its presence in EMEA, including Aladdin relationships with a variety of institutional investors and FMA engagements for financial services companies and official institutions, including the valuation assignment announced in January 2011 for the Central Bank of Ireland.

The mix by investment style is slightly more concentrated than in the Americas, with 36% invested in active products, 53% in institutional index accounts and 11% in iShares and other ETPs. The relatively higher percentage in institutional index is driven by low fee institutional liability hedging portfolios which account for approximately 25% of total institutional index assets. The relatively lower percentage in iShares primarily reflects the fact that the European ETP market is at an earlier stage of development.

Asia-Pacific

Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan and Korea, and joint ventures in China and India. At December 31, 2010, we managed $367.2 billion of AUM for clients in the region, an increase of 5% or $16.2 billion from 2009. Net new business contributed $15.4 billion, and the remainder of the increase was attributable to investment performance and favorable market movements. We also acquired the Taiwan-based asset manager Primasia Investment Trust Co. Ltd, strengthening our onshore investment capabilities by offering locally managed investment solutions.

At year-end, the mix of long-term products managed for these clients consisted of 46% equities, 43% fixed income, 5% multi-asset class and 6% alternative investments. Asia-Pacific clients represented 2% of our advisory AUM and less than 1% of our cash management AUM. BRS served a select number of the largest and most sophisticated investors in the region.

The mix among investment styles was more tilted toward institutional index accounts than in the other regions, with $219.9 billion or 61% of long-term AUM in these products. This bias can be traced to the presence of very large governmental institutions and pensions that are heavy users of index products. Asia-Pacific institutional investors also use iShares for tactical allocation, but often favor the liquidity of the U.S. products (which are counted in Americas iShares). Active mandates represented 36% of AUM managed for investors in the region at year-end.

Item 1.	BUSINESS (continued)

Clients (continued)

Clients Served

Reported AUM by Asset Class & Client Type

December 31, 2010

	Institutional	Retail / HNW	iShares / ETPs(1)	Total
Equity	$1,070,622	$175,685	$448,160	$1,694,467
Fixed income	910,422	107,811	123,091	1,141,324
Multi-asset class	104,076	81,141	370	185,587
Alternatives	81,803	9,344	18,591	109,738

Long-term	2,166,923	373,981	590,212	3,131,116
Cash management	238,478	40,697	—	279,175
Advisory	150,659	18	—	150,677

Total	$2,556,060	$414,696	$590,212	$3,560,968

Reported AUM by Style & Client Type

December 31, 2010

	Institutional	Retail / HNW	iShares / ETPs(1)	Total
Active	$824,447	$366,033	$—	$1,190,480
Institutional Index	1,342,476	7,948	—	1,350,424
iShares/ETPs	—	—	590,212	590,212

Long-term	2,166,923	373,981	590,212	3,131,116
Cash management	238,478	40,697	—	279,175
Advisory	150,659	18	—	150,677

Total	$2,556,060	$414,696	$590,212	$3,560,968

(1)	Based on jurisdiction of fund, not underlying client.

We serve a diverse mix of institutional and retail investors worldwide. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third party fund sponsors; and retail and high net worth investors. We also serve both institutional and retail and high net worth investors who acquire iShares on exchanges worldwide (iShares is discussed under “Products,” above).

Institutional Investors

Assets managed for institutional investors totaled $2.556 trillion or 72% of total AUM at year-end 2010. During the year, net new business, excluding merger-related outflows, in long-term products totaled $60.3 billion, which was partially offset by $38.4 billion of net outflows in cash management and $12.0 billion of net distributions in advisory assignments. Investment performance and market appreciation contributed $201.2 billion of additional AUM growth.

Item 1.	BUSINESS (continued)

Clients (continued)

BlackRock’s institutional AUM is well diversified by both product and region. Long-term AUM was $2.167 trillion at year-end, 49% of which was in equities, 42% fixed income, 5% multi-asset class and 4% alternatives. The mix by investment style was 38% active and 62% passive (excluding institutional investors in iShares). As noted earlier, institutional index accounts tend to be very large mandates managed for relatively low fee rates and subject to higher turnover.

We serve institutional investors on six continents, with 55% of AUM managed on behalf of investors in the Americas, 32% in EMEA and 13% in Asia-Pacific. Institutional clients are further diversified by sub-segments: tax-exempt, official institutions, taxable and cash investors, as described below.

•

BlackRock is among the largest managers of pension plan assets in the world, with $1.487 trillion, or 58%, of institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2010. An additional $57.0 billion was managed for other tax-exempt investors, including charities, foundations and endowments. Assets managed for these clients grew $90.4 billion during 2010, including $18.4 billion of net inflows from defined contribution plans, which represent an important and growing component of the retirement market.

•

We also managed $245.4 billion or 10% of institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies. These clients often require specialized investment policy advice, the use of customized benchmarks and training support. In addition, BRS has been selected by a number of official institutions to provide a range of services, including Aladdin, risk management and financial markets advisory assignments.

•

BlackRock is the top independent manager of assets for insurance companies, which accounted for $218.6 billion or 9% of institutional AUM at year-end. These clients awarded us $4.6 billion of net new business, driven by a trend toward outsourcing, particularly in Europe last year. Assets managed for other taxable institutions, including corporations, banks and third party fund sponsors for which we provide sub-advisory services, totaled $326.6 billion or 13% of institutional AUM at year-end.

•

The remaining $221.7 billion or 9% of institutional AUM was managed on behalf of taxable and tax-exempt institutions invested in our cash management products at December 31, 2010. See the Product section above for additional information on our cash management AUM.

Retail and High Net Worth Investors

BlackRock serves retail and high net worth investors globally through separate accounts, open-end and closed-end funds, unit trusts and private investment funds. At December 31, 2010, assets managed for retail and high net worth investors totaled $414.7 billion, up 8%, or $31.3 billion, versus year-end 2009 AUM. During the year, net inflows of $26.9 billion in long-term products were partially offset by $21.9 billion of net outflows in money market funds. Investment performance and market appreciation contributed $31.1 billion of additional AUM growth.

Retail and high net worth investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $318.2 billion or 77% of retail and high net worth AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. The product mix is well diversified, with 47% of long-term AUM in equities, 29% in fixed income, 22% in multi-asset class and 2% in alternatives. The vast majority (98%) of long-term AUM is invested in active products, although this is partially inflated by the fact that iShares is shown independently, since we cannot identify all of the underlying investors.

The client base is also diversified geographically, with 68% of long-term AUM managed for investors based in the Americas, 23% in EMEA, and 9% in Asia-Pacific. The remaining $40.7 billion, or 10%, of retail and high net worth AUM is invested in cash management products, principally money market funds offered in the U.S. Our success in each of these regions reflects strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

Item 1.	BUSINESS (continued)

Clients (continued)

Our retail and high net worth offerings include the BlackRock Funds in the U.S., our Luxembourg cross-border fund families, BlackRock Global Funds (“BGF”), BlackRock Strategic Funds and a range of retail funds in the U.K. BGF is comprised of 61 funds and is registered in 35 countries. Over 60% of the funds are rated by S&P. In 2010, we were ranked as the second largest cross border fund provider4. In the U.K., we ranked among the six largest fund managers4, and are known for our innovative product offerings, including the absolute alpha products we introduced in 2005. In the U.S., we had over 50 product placements on broker-dealer platforms during the year and have grown our market position from tenth to fourth largest fund manager since we acquired MLIM in late-20065. In 2010, BlackRock won the Dalbar award for customer service in financial services, the eleventh occasion on which we have been recognized for outstanding achievement in this area.

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta for passively managed products, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. Certain of the Company’s competitors, however, have greater marketing resources than BlackRock, particularly in retail channels. These factors may place BlackRock at a competitive disadvantage and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and to attract new business will be successful.

[4]	Lipper Feri
[5]	Simfund

Item 1.	BUSINESS (continued)

Geographic Information

BlackRock has clients in over 100 countries across the globe, including the United States, the United Kingdom, and Japan.

The following table illustrates the Company’s total revenue for the years ended December 2010, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)		% of		% of		% of
Revenue	2010	Total	2009	Total	2008	Total
Americas	$5,824	67%	$3,309	70%	$3,438	68%
Europe	2,300	27%	1,179	25%	1,360	27%
Asia-Pacific	488	6%	212	5%	266	5%

Total revenue	$8,612	100%	$4,700	100%	$5,064	100%

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2010, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions)		% of		% of		% of
Long-lived Assets	2010	Total	2009	Total	2008	Total
Americas	$13,092	99%	$12,983	99%	$5,714	99%
Europe	42	—%	46	—%	27	—%
Asia-Pacific	99	1%	94	1%	52	1%

Total long-lived assets	$13,233	100%	$13,123	100%	$5,793	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

Employees

At December 31, 2010, BlackRock had a total of 9,127 employees, including 3,797 located in offices outside the United States. At December 31, 2009, BlackRock had a total of 8,629 employees.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust customers of BlackRock Institutional Trust Company, N.A. (“BTC”) and the bank subsidiaries of Bank of America and PNC and their customers. Under these laws and regulations, agencies that regulate investment advisers, investment funds and financial and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature and does not purport to be complete.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock. The DFA may significantly change BlackRock’s operating environment in unpredictable ways. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon BlackRock’s business and results of operations. Among the potential impacts of the DFA, provisions of the DFA referred to as the Volcker Rule could affect the method by which BlackRock invests in and operates its private equity funds, hedge funds and fund of funds platforms. In addition, BlackRock could become designated as a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Federal Reserve System (the “Federal Reserve”). If BlackRock were designated as a SIFI, it could be subject to enhanced prudential, supervisory and other requirements, such as risk-based capital requirements; leverage limits; liquidity requirements; resolution plan and credit exposure report requirements; concentration limits; a contingent capital requirement; enhanced public disclosures; short-term debt limits; and overall risk management requirements. Further, proposed regulations under the DFA, relating to regulation of swaps and derivatives, could impact the manner by which BlackRock and BlackRock advised funds use and trade swaps and other derivatives, and could expose BlackRock to increased costs as the derivatives market moves toward central clearing and increased position reporting. Other jurisdictions outside the United States in which BlackRock operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on BlackRock.

The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities; require BlackRock to change certain business practices; and expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. For example, in addition to regulatory changes mandated by the DFA, the Securities and Exchange Commission (the “SEC”) has adopted new regulations related to, and continues to review the role and risks related to, money market funds and have indicated that it may adopt additional regulations. Some of the proposed changes, if adopted, could significantly alter money market fund products and the entire money market fund industry. Similarly, the SEC continues to review the distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 under the Investment Company Act of 1940, which are important to a number of the mutual funds we manage. Any changes to 12b-1 fees would alter the way our distribution partners distribute our products. Regulatory changes could also lead to business disruptions, could materially and adversely impact the value of assets in which BlackRock has invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or distinguish itself from competitors.

Additional legislation, changes in rules promulgated by regulators and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and regulations may directly affect the method of operation and profitability of BlackRock. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Item 1.	BUSINESS (continued)

Regulation (continued)

U.S. Regulation

BlackRock and certain of its U.S. subsidiaries are subject to regulation, primarily at the federal level, by the SEC, the Department of Labor (the “DOL”), the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency of the United States (the “OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (the “NFA”), the Commodity Futures Trading Commission (the “CFTC”) and other government agencies and regulatory bodies. Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions, laws and regulations established by various agencies.

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

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States and globally. Depending on the scope of the rules to be adopted by the SEC, provisions of the DFA added to the Exchange Act may require certain BlackRock subsidiaries to register as municipal advisers in relation to their services for state and local governments, pension plans and other investment programs, such as college savings plans. In addition, BlackRock manages a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to the rules of such exchanges. Violation of these laws and regulations could result in restrictions on the Company’s activities and in damage to its reputation. BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

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

Item 1.	BUSINESS (continued)

Regulation (continued)

BlackRock has two subsidiaries that are registered as commodity pool operators and commodity trading advisers, two other subsidiaries that are registered as commodity trading advisers and three additional subsidiaries only registered as commodity pool operators with the CFTC. All seven of these subsidiaries are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the DFA, in which certain BlackRock clients may invest. Four of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”), BlackRock Capital Markets, LLC, BlackRock Execution Services, and BlackRock Fund Distribution Company (“BFDC”) are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”). BRIL and BFDC are members of the Municipal Securities Rulemaking Board (“MSRB”) and are subject to MSRB rules.

U.S. Banking Regulation

Each of Bank of America and PNC is a bank holding company and a “financial holding company” regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Based on Bank of America’s and PNC’s current and/or prior ownership interests in BlackRock, BlackRock is deemed to be a non-bank subsidiary of Bank of America and PNC and is therefore subject to the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to Bank of America and PNC. The supervision and regulation of Bank of America, PNC and their respective subsidiaries under applicable banking laws is intended primarily for the protection of their respective banking subsidiaries, their depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole, rather than for the protection of stockholders, creditors or clients of Bank of America, PNC or BlackRock. Bank of America’s and PNC’s relationships and good standing with their regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

BTC is a national trust company that does not accept deposits and is a member of the Federal Reserve System. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as capital adequacy, regulations governing fiduciaries, conflicts of interest, self-dealing, and anti-money laundering laws and regulations. BTC is also subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC’s customers, and not BTC, BlackRock and its affiliates or BlackRock’s shareholders.

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

The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. The DFA strengthened the Federal Reserve’s supervisory and enforcement authority over a bank holding company’s non-bank affiliates, such as BlackRock.

Item 1.	BUSINESS (continued)

Regulation (continued)

Any failure of either Bank of America or PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of one of Bank of America’s or PNC’s bank subsidiaries to remain “well capitalized,” by any examination downgrade of one of Bank of America’s or PNC’s bank subsidiaries, or by any failure of one of Bank of America’s or PNC’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the DFA broadened the requirements for maintaining financial holding company status by now also requiring the holding company to remain “well capitalized” and “well managed.”

Non-U.S. Regulation

BlackRock’s international operations are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As BlackRock continues to expand its international presence, a number of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States.

The Financial Services Authority (the “FSA”) currently regulates certain BlackRock subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom pursuant to the Financial Services and Markets Act 2000. The FSA’s rules govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. The U.K. government has announced that it intends to abolish the FSA and to establish three new regulatory bodies, the Financial Policy Committee, the Prudential Regulation Authority and the Financial Conduct Authority in its place. More detailed proposals, including draft legislation, are expected early in 2011 with the aim being for the new regulatory structure to be in place by the end of 2012.

In addition to the above, the Company’s U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which came into effect on November 1, 2007 and regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

The United Kingdom has adopted the MiFID rules into national legislation, as have those other European jurisdictions (excluding Switzerland which is not part of the EU) in which BlackRock has a presence. A review of MiFID by the European Commission is in process and is likely to result in further regulation including changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. It may also result in changes to other areas, such as firms’ conduct of business requirements. In addition, the new EU Alternative Investment Fund Managers Directive has been approved by the European Parliament in final form and is likely to be implemented by the summer of 2013. This directive will regulate managers of, and service providers to, alternative investment funds domiciled within Europe and the marketing of all alternative investment funds into Europe. There are also ongoing plans to reform the framework to which regulated firms are subject, including in relation to regulatory capital and the protection of client assets.

Item 1.	BUSINESS (continued)

Regulation (continued)

In the aftermath of the financial crisis, the European Commission set out a detailed plan for EU financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations. UCITS IV, the next iteration of the Undertakings for Collective Investment in Transferable Securities (“UCITS”) directive, is required to be adopted in the national law of each EU member state by July 1, 2011. This directive will introduce a requirement for UCITS funds to provide a key investor information document. There are also European Commission consultations in process that are intended to improve retail investor protection and create a consistent framework and approach for certain insurance wrap products (referred to in the United Kingdom as packaged retail investment products), and regarding UCITS V, which is addressing, among other items, custodial liability. In the United Kingdom, the Bribery Act 2010, which is not yet in effect, will impose additional burdens on the Company’s U.K.-regulated subsidiaries. In addition, a retail distribution review has been initiated by the FSA, and is expected to change how investment advice is paid for in the United Kingdom for all investment products. Final retail distribution rules are expected in early 2011, with implementation to occur by the end of 2012.

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

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market and operating risks, BlackRock’s business, financial condition, operating results or non-operating results could be materially adversely affected, or our stock price could decline by any of the following risks.

Risks Related to BlackRock’s Business and Competition

Changes in the value levels of the capital, commodities or currency markets or other asset classes could lead to a decline in revenues and earnings.

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns earned on AUM. Movements in equity, debt or commodity market prices, interest rates or foreign exchange rates could cause:

•	the value of AUM to decrease;

•	the returns realized on AUM to decrease;

•	clients to withdraw funds in favor of products in markets that they perceive offer greater opportunity that BlackRock may not serve;

•	clients to rebalance assets away from products that BlackRock manages into products that it may not manage;

•	clients to rebalance assets away from products that earn higher fees into products with lower fees; and

•	an impairment to the value of intangible assets and goodwill.

The occurrence of any of these events could result in lower investment advisory, administration and performance fees or earnings and cause our stock price to decline.

Item 1A.	RISK FACTORS (continued)

Poor investment performance could lead to the loss of clients and a decline in revenues and earnings.

The Company’s management believes that investment performance, including the efficient delivery of beta for passively managed products, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or to competitors could reduce revenues and cause earnings to decline as a result of:

•	existing clients withdrawing funds in favor of better performing products, which could result in lower investment advisory and administration fees;

•	the diminishing ability to attract funds from existing and new clients;

•	the Company earning minimal or no performance fees; and

•	an impairment to the value of intangible assets and goodwill.

The determination to provide support to particular products from time to time may reduce earnings or other investments in the business.

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

At December 31, 2010, BlackRock’s net economic investment exposure of approximately $1.0 billion in these investments (see Item 7A, Quantitative and Qualitative Disclosures About Market Risk) is primarily the result of co-investments and seed investments in its sponsored investment funds. A decline in the prices of stocks or bonds, or the value of real estate or other alternative investments within or outside the United States could lower the value of these investments and result in a decline of non-operating income and an increase in the volatility of our earnings.

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

Item 1A.	RISK FACTORS (continued)

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

Loss of employees could lead to the loss of clients and a decline in revenues.

The ability to attract and retain quality personnel has contributed significantly to BlackRock’s growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive. There can be no assurance that the Company will be successful in its efforts to recruit and retain required personnel. Loss of personnel could have a material adverse effect on the Company.

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

Additionally, BlackRock manages its U.S. mutual funds, closed-end funds and exchanged-traded funds under management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each such fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund managed by the Company will approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

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

The investment management industry, including the offering of exchange-traded funds, is highly competitive and has relatively low barriers to entry. To the extent that the Company is forced to compete on the basis of price, it may not be able to maintain its current fee structure. Fee reductions on existing or future new business could cause revenues and profit margins to decline.

Item 1A.	RISK FACTORS (continued)

Performance fees may increase revenue and earnings volatility.

A portion of the Company’s revenues is derived from performance fees on investment and risk management advisory assignments. Performance fees represented $540 million, or 6%, of total revenue for the year ended December 31, 2010. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses, such as the MLIM, Quellos and BGI Transactions. These strategies may not be effective, and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues additional acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices, and it may not be able to successfully integrate or realize the intended benefits from such acquisitions.

Risks Related to BlackRock’s Operations

Failure to maintain adequate infrastructure could impede BlackRock’s productivity and growth.

The Company’s infrastructure, including its technological capacity, data centers, and office space, is vital to the competitiveness of its business. The failure to maintain an adequate infrastructure commensurate with the size and scope of its business, including any expansion, could impede the Company’s productivity and growth, which could cause the Company’s earnings or stock price to decline.

Failure to maintain adequate business continuity plans could have a material adverse impact on BlackRock and its products.

A significant portion of BlackRock’s critical business operations are concentrated in a few geographic areas, including San Francisco, California, New York, New York and London, England. A major earthquake, fire, terrorist or other catastrophic event could result in disruption to the business. The failure of the Company to maintain updated adequate business continuity plans, including backup facilities, could impede the Company’s ability to operate upon a disruption, which could cause the Company’s earnings or stock price to decline.

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

A key element to BlackRock’s continued success is the ability to maintain a technological advantage in providing the sophisticated risk analytics incorporated into BlackRock’s Aladdin technology platform that support investment advisory and BlackRock Solutions clients. Moreover, the Company’s technological and software advantage is dependent on a number of third parties who provide various types of data. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to its investment advisory and BlackRock Solutions clients. There can be no assurance that the Company will be able to maintain this technological advantage or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

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

BlackRock depends on a number of key vendors for various fund administration, custody and transfer agent roles and other operational needs. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for the company and in certain products, which could result in financial losses for the Company and its clients.

The remaining integration of the BGI business creates risks and uncertainties that could adversely affect profitability.

A portion of the BGI business and personnel remain in the process of being integrated with BlackRock’s previously existing business and personnel. These transition activities are complex and the Company may encounter unexpected difficulties or incur unexpected costs including:

•	the diversion of management’s attention to integration matters;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees; and

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest and client imposed concentration limits on the use of an investment manager; and

As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from the transaction. In addition, BlackRock may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

Item 1A.	RISK FACTORS (continued)

Failure to manage risks in operating BlackRock’s securities lending program for clients could lead to a loss of clients and a decline in revenues and liquidity.

The size of BlackRock’s securities lending programs increased significantly with the completion of the BGI Transaction. As part of these programs, BlackRock must manage risks associated with (i) ensuring that the value of the collateral held against the securities on loan does not decline in value or become illiquid and that its nature and value complies with regulatory requirements and investment requirements, (ii) the potential that a borrower defaults or does not return a loaned security on a timely basis, (iii) the potential that the collateral held may not be sufficient to repurchase the loaned security, and (iv) errors in the settlement of securities, daily mark-to-market valuations and collateral collection. The failure of the Company’s controls to mitigate these risks could result in financial losses for our clients that participate in our securities lending programs as well as for the Company.

Risks Related to Relationships with Bank of America/Merrill Lynch, PNC, Barclays and Other Institutional Investors

Merrill Lynch is an important distributor of BlackRock’s products, and the Company is therefore subject to risks associated with the business of Merrill Lynch.

Under a global distribution agreement entered into with Merrill Lynch, Merrill Lynch provides distribution, portfolio administration and servicing for certain BlackRock investment management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third party distributors. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be materially and adversely affected.

Loss of market share within Merrill Lynch’s Global Wealth & Investment Management business could harm operating results.

A significant portion of BlackRock’s revenue has historically come from AUM generated by Merrill Lynch’s Global Wealth & Investment Management (“GWIM”) business. BlackRock’s ability to maintain a strong relationship within GWIM is material to the Company’s future performance. If one of the Company’s competitors gains significant additional market share within the GWIM retail channel at the expense of BlackRock, then BlackRock’s business, results of operations or financial condition may be negatively impacted.

The failure of Barclays to fulfill its commitments, or the inadequacy of the support provided, under certain capital support agreements in favor of a number of cash management funds acquired in the BGI Transaction, could negatively impact such funds and BlackRock.

Barclays has provided capital support agreements through December 2013, or until certain criteria are met, to support certain cash management products, which were acquired by BlackRock in the BGI Transaction. The failure of Barclays to fulfill its obligations under these agreements, or the inadequacy of the support provided, could cause our clients to suffer losses and BlackRock to suffer reputational and other adverse impacts. For a discussion on the capital support agreements see “Management, Discussion and Analysis – Liquidity and Capital Resources – Barclays Support of Certain Cash Funds.”

Item 1A.	RISK FACTORS (continued)

PNC and Barclays have each agreed to vote as stockholders in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of Bank of America/Merrill Lynch, PNC and Barclays.

PNC and Barclays have agreed to vote all of their voting shares in accordance with the recommendation of BlackRock’s Board of Directors in accordance with the provisions of their respective stockholder agreements with BlackRock. As a consequence, if the shares held by PNC and Barclays constitute a substantial portion of the outstanding voting shares, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will have a substantial number of shares voted in accordance with the determinations of the BlackRock Board of Directors. This arrangement has the effect of concentrating a significant block of voting control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board. At December 31, 2010, PNC and Barclays owned approximately, 25.3% and 2.3%, respectively, of BlackRock’s voting common stock.

A large portion of our capital stock is held by a small group of significant shareholders. Future sales of our common stock in the public market by us or our large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2010, after giving effect to the dispositions referred to in the following sentence, PNC, Barclays and Bank of America/Merrill Lynch owned 20.3%, 19.6% and 7.1% of our capital stock, respectively. We have entered into registration rights agreements with PNC, Barclays and Bank of America/Merrill Lynch, as well as the institutional investors who purchased shares of BlackRock capital stock in connection with the BGI Transaction, and, pursuant to such agreements, on November 15, 2010, Bank of America/Merrill Lynch and PNC sold approximately 58.7 million shares of our capital stock. The registration rights agreements, which include customary “piggyback” registration provisions, may continue to allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of capital stock and cooperate in certain underwritten offerings. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. See the discussion under the heading “Business – Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could have a material adverse effect on BlackRock’s reputation, business, results of operations or financial condition and cause the Company’s earnings or stock price to decline.

BlackRock may be adversely impacted by legal and regulatory changes in the United States and internationally.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock.

The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. Regulatory changes could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain business activities or distinguish itself from competitors.

Item 1A.	RISK FACTORS (continued)

Failure to comply with the Advisers Act and the Investment Company Act and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

Certain BlackRock subsidiaries are registered with the SEC under the Advisers Act and BlackRock’s U.S. mutual funds and exchange-traded funds are registered with the SEC under the Investment Company Act. The Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of any of BlackRock’s subsidiaries to comply with the Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings or stock price to decline.

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

Because the total equity ownership interest of each of Bank of America and PNC in BlackRock exceeds or until recently exceeded certain thresholds, BlackRock is deemed to be a non-bank subsidiary of each of Bank of America and PNC, which are both financial holding companies under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of each of Bank of America and PNC, BlackRock is subject to banking regulation, including the supervision and regulation of the Federal Reserve. Such banking regulation limits the activities and the types of businesses that BlackRock may conduct. The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business, and to impose substantial fines and other penalties for violations. Any failure of either Bank of America or PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. In addition, BlackRock’s trust bank subsidiary is subject to regulation by the OCC, which is similar in many respects to that imposed under the Advisers Act and the Investment Company Act as described above and to capital requirements established by the OCC. The OCC has broad enforcement authority over BlackRock’s trust bank subsidiary. Being subject to banking regulation may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

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

Item 1A.	RISK FACTORS (continued)

In addition, these subsidiaries, and other European subsidiaries, branches or representative offices, must comply with the pan-European regime established by the Markets in Financial Instruments Directive, which regulates the provision of investment services throughout the European Economic Area, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. As discussed under “Business-Regulation,” in the aftermath of the financial crisis the European Commission set out a detailed plan to complete the EU’s financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations. There are changes proposed by the Alternative Investment Fund Managers Directive, to be implemented by the summer of 2013, and UCITS IV, which is required to be adopted in the national law of each EU member state by July 1, 2011. There are also European Commission consultations in process regarding certain insurance wrap products (referred to in the United Kingdom as packaged retail investment products), covering pre-contractual information to be provided with respect to such products, and UCITS V, which addresses, among other items, custodial liability. In the United Kingdom, the Bribery Act 2010 was to be implemented in April 2011 but has been put on hold while the U.K. government rewrites guidance for businesses on how to comply with its provisions. When in force it is likely to impose additional procedures on the Company’s U.K.-regulated subsidiaries. In addition, a retail distribution review initiated by the FSA is expected to change how investment advice is paid for in the United Kingdom for all investment products. Final retail distribution rules are expected in early 2011, with implementation to occur by the end of 2012.

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

There are similar legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries conduct business or where the funds and products it manages are organized. Failure to comply with laws and regulations in any of these jurisdictions could result in substantial harm to BlackRock’s reputation and results of operation.

Legal proceedings could adversely affect operating results and financial condition for a particular period.

Many aspects of BlackRock’s business involve substantial risks of legal liability. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. From time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Exchange Act of 1934.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and throughout the world, including Boston, Chicago, Edinburgh, Gurgaon (India), Hong Kong, London, Melbourne, Munich, Plainsboro (New Jersey), San Francisco, Seattle, Singapore, Sydney, Taipei and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware).

Item 3.	LEGAL PROCEEDINGS

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. It is BlackRock’s policy to fully cooperate with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2011, there were 400 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2010
First Quarter	$243.80	$200.56	$217.76	$1.00
Second Quarter	$212.27	$143.01	$143.40	$1.00
Third Quarter	$172.87	$138.42	$170.25	$1.00
Fourth Quarter	$193.74	$161.53	$190.58	$1.00

2009
First Quarter	$143.32	$88.91	$130.04	$0.78
Second Quarter	$183.80	$119.12	$175.42	$0.78
Third Quarter	$220.17	$159.45	$216.82	$0.78
Fourth Quarter	$241.66	$206.00	$232.20	$0.78

BlackRock’s closing common stock price as of February 25, 2011 was $203.92.

Dividends

On February 24, 2011, the Board of Directors approved BlackRock’s quarterly dividend of $1.375 to be paid on March 23, 2011 to stockholders of record on March 7, 2011.

Barclays, Merrill Lynch, PNC and their respective affiliates along with other institutional investors that hold non-voting participating preferred stock receive dividends on these shares, which are equivalent to the dividends received by common stockholders.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

During the three months ended December 31, 2010, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2010 through October 31, 2010	3,525	(2)	$170.30	—	4,203,898

November 1, 2010 through November 30, 2010	399	(2)	$165.85	—	4,203,898

December 1, 2010 through December 31, 2010	885	(2)	$180.75	—	4,203,898

Total	4,809		$171.85	—	4,203,898

(1)	In July 2010, the Company announced a 5.1 million share repurchase program with no stated expiration date.
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

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2010(1)	2009	2008	2007(2)	2006

Income statement data:
Total revenue	$8,612	$4,700	$5,064	$4,845	$2,098

Expenses
Restructuring charges	—	22	38	—	—
Termination of closed-end fund administration and servicing arrangements	—	—	—	128	—
Fee sharing payment(3)	—	—	—	—	34
Other operating expenses	5,614	3,400	3,433	3,423	1,592

Total expenses	5,614	3,422	3,471	3,551	1,626

Operating income	2,998	1,278	1,593	1,294	472

Total non-operating income (expense)	23	(6)	(577)	526	53

Income before income taxes	3,021	1,272	1,016	1,820	525
Income tax expense	971	375	387	463	188

Net income	2,050	897	629	1,357	337
Less: Net income (loss) attributable to non-controlling interests(4)	(13)	22	(155)	364	16

Net income attributable to BlackRock, Inc.	$2,063	$875	$784	$993	$321

Per share data:(5)
Basic earnings	$10.67	$6.24	$5.86	$7.53	$3.95
Diluted earnings	$10.55	$6.11	$5.78	$7.37	$3.83
Book value(6)	$136.09	$128.86	$92.91	$90.16	$83.63
Common and preferred cash dividends	$4.00	$3.12	$3.12	$2.68	$1.68

Item 6.	SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollar amounts in millions)	2010	2009(1)	2008	2007	2006
Balance sheet data:
Cash and cash equivalents	$3,367	$4,708	$2,032	$1,656	$1,160
Goodwill and intangible assets, net	30,317	30,346	11,974	12,073	11,139
Total assets(7)	178,459	178,124	19,924	22,561	20,470
Less:
Separate account assets(8)	121,137	119,629	2,623	4,670	4,300
Collateral held under securities lending agreements(8)	17,638	19,335	—	—	—
Consolidated investment vehicles(9)	1,610	282	502	805	1,236

Adjusted total assets	38,074	38,878	16,799	17,086	14,934

Short-term borrowings	$100	$2,234	$200	$300	$—
Convertible debentures	67	243	245	242	238
Long-term borrowings	3,192	3,191	697	697	3

Total borrowings	$3,359	$5,668	$1,142	$1,239	$241

Total stockholders’ equity	$26,094	$24,329	$12,069	$11,601	$10,789

	December 31,
(Dollar amounts in millions)	2010	2009(1)	2008	2007	2006

Assets under management:(10)
Equity:
Active	$334,532	$348,574	$152,216	$291,324	$255,330
Institutional index	911,775	806,082	51,076	71,381	61,631
iShares / Exchange-traded products	448,160	381,399	—	—	—
Fixed income:
Active	592,303	595,580	477,492	506,265	441,046
Institutional index	425,930	357,557	3,873	3,942	4,274
iShares / Exchange-traded products	123,091	102,490	—	—	—
Multi-asset class	185,587	142,029	77,516	98,623	78,601
Alternatives	109,738	102,101	61,544	71,771	48,292

Long-term	3,131,116	2,835,812	823,717	1,043,306	889,174
Cash management	279,175	349,277	338,439	313,338	235,453

Sub-total	3,410,291	3,185,089	1,162,156	1,356,644	1,124,627
Advisory(11)	150,677	161,167	144,995	—	—

Total	$3,560,968	$3,346,256	$1,307,151	$1,356,644	$1,124,627

(1)	Significant increases in 2009 (for balance sheet data and AUM) and 2010 (for income statement data) were primarily the result of the BGI Transaction which closed on December 1, 2009.
(2)	Significant increases in 2007 (for income statement data only) were primarily the result of the MLIM Transaction which closed on September 29, 2006.
(3)	Represents a 2006 fee sharing payment to MetLife, Inc. representing a one-time expense related to a large institutional real estate equity client account acquired in the SSR Transaction.
(4)	Includes both redeemable and nonredeemable non-controlling interests.
(5)	Series A, B, C and D non-voting participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
(6)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.
(7)

Includes separate account assets that are segregated funds held for purposes of funding individual and group pension contracts and collateral held under securities lending agreements related to these assets that have equal and offsetting amounts recorded in liabilities and ultimately do not impact BlackRock’s stockholders’ equity or cash flows.

(8)	Equal and offsetting amounts, related to separate account assets and collateral held under securities lending agreements, are recorded in liabilities.
(9)	Includes assets held by consolidated variable interest entities and consolidated sponsored investments funds.
(10)	Data reflects the reclassification of AUM into the current period presentation.
(11)	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s economic investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to complete the integration of the operations of Barclays Global Investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of December 31, 2010, the Company managed $3.561 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products including passively and actively managed products including equities, fixed income, multi-asset class, alternative investment and cash management products, and offer clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded funds, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On September 29, 2006, Merrill Lynch & Co., Inc. (“Merrill Lynch”) contributed the entities and assets that constituted its investment management business, Merrill Lynch Investment Managers (“MLIM”), to BlackRock in exchange for common and non-voting preferred stock such that immediately after such closing Merrill Lynch held approximately 45% of BlackRock’s common stock outstanding and approximately 49.3% of the Company’s capital stock on a fully diluted basis (the “MLIM Transaction”). On October 1, 2007, BlackRock acquired certain assets and assumed certain liabilities of the fund of funds business of Quellos Group, LLC (“Quellos”) for a combination of cash and common stock (the “Quellos Transaction”).

On January 1, 2009, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and The PNC Financial Services Group, Inc. (“PNC”) pursuant to which each agreed to exchange a portion of BlackRock voting common stock they held for non-voting preferred stock.

On December 1, 2009, BlackRock acquired from Barclays Bank PLC (“Barclays”) all of the outstanding equity interests of subsidiaries of Barclays conducting the business of Barclays Global Investors (“BGI”) (the “BGI Transaction”) in exchange for 37.6 million capital shares valued at $8.53 billion, or $227.08 per share, the closing price of BlackRock’s common stock on November 30, 2009 and $6.65 billion in cash, for a total of $15.2 billion. The fair value of the BGI Transaction on June 5, 2009, several days prior to the announcement of the transaction, included the capital shares valued at $6.16 billion, or $163.74 per share, and $6.65 billion in cash, for a total of $12.8 billion. The increase in the fair value of BlackRock’s common stock resulted in $2.4 billion, or 19%, of additional purchase price consideration for accounting purposes as compared to a 16% increase in the S&P 500.

On November 15, 2010, Bank of America and PNC sold 58,737,122 shares of BlackRock’s common stock, which included 56,407,040 shares of common stock that converted from non-voting preferred stock. In connection with this transaction, BlackRock entered into an exchange agreement with PNC pursuant to which PNC agreed to exchange 11,105,000 shares of BlackRock non-voting preferred stock they held for common stock.

As of December 31, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
PNC	25.3%	20.3%
Barclays	2.3%	19.6%
Bank of America/Merrill Lynch	0.0%	7.1%
Other	72.4%	53.0%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock only.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2010, 2009 and 2008:

Financial Highlights

(Dollar amounts in millions, except per share data)

				Variance
	Year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Amount	%	Amount	%

GAAP basis:
Total revenue	$8,612	$4,700	$5,064	$3,912	83%	$(364)	(7%)
Total expenses	$5,614	$3,422	$3,471	$2,192	64%	$(49)	(1%)
Operating income	$2,998	$1,278	$1,593	$1,720	135%	$(315)	(20%)
Operating margin	34.8%	27.2%	31.5%	7.6%	28%	(4.3%)	(14%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$36	$(28)	$(422)	$64	*	$394	93%

Net income attributable to BlackRock, Inc.	$2,063	$875	$784	$1,188	136%	$91	12%
Diluted earnings per common share (e)	$10.55	$6.11	$5.78	$4.44	73%	$0.33	6%

Effective tax rate	32.0%	30.0%	33.0%	2.0%	7%	(3.0%)	(9%)

As adjusted:
Operating income (a)	$3,167	$1,570	$1,662	$1,597	102%	$(92)	6%
Operating margin (a)	39.3%	38.2%	38.7%	1.1%	3%	(0.5%)	(1%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests (b)	$25	$(46)	$(384)	$71	*	$338	88%

Net income attributable to BlackRock, Inc.(c), (d)	$2,139	$1,021	$856	$1,118	110%	$165	19%
Diluted earnings per common share (c), (d), (e)	$10.94	$7.13	$6.30	$3.81	53%	$0.83	13%

Effective tax rate	33.0%	33.0%	33.0%	—%	—%	—%	—%

Other:
Assets under management (end of period)	$3,560,968	$3,346,256	$1,307,151	$214,712	6%	$2,039,105	156%
Diluted weighted-average common shares outstanding (e)	192,692,047	139,481,449	131,376,517	53,210,598	38%	8,104,932	6%
Shares outstanding (end of period)	191,191,553	188,806,296	129,896,028	2,385,257	1%	58,910,268	45%
Book value per share **	$136.09	$128.86	$92.91	$7.23	6%	$35.95	39%
Cash dividends declared and paid per share	$4.00	$3.12	$3.12	$0.88	28%	$—	—%

* – Not applicable or the percentage is in excess of +/- 1,000%.

** – Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

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

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008

Operating income, GAAP basis	$2,998	$1,278	$1,593
Non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	25	60	—
General and administration	65	123	—

Total BGI transaction/integration costs	90	183	—
PNC LTIP funding obligation	58	59	59
Merrill Lynch compensation contribution	10	10	10
Restructuring charges	—	22	38
Compensation expense related to appreciation/(depreciation) on deferred compensation plans	11	18	(38)

Operating income, as adjusted	3,167	1,570	1,662
Closed-end fund launch costs	15	2	9
Closed-end fund launch commissions	2	1	—

Operating income used for operating margin measurement	$3,184	$1,573	$1,671

Revenue, GAAP basis	$8,612	$4,700	$5,064
Non-GAAP adjustments:
Distribution and servicing costs	(408)	(477)	(591)
Amortization of deferred sales commissions	(102)	(100)	(130)
Reimbursable property management compensation	—	—	(21)

Revenue used for operating margin measurement	$8,102	$4,123	$4,322

Operating margin, GAAP basis	34.8%	27.2%	31.5%

Operating margin, as adjusted	39.3%	38.2%	38.7%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

Financial Highlights

(continued)

(a)	(continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

BGI transaction and integration costs recorded in 2010 and 2009 consist principally of certain advisory payments, compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI Transaction. Restructuring charges recorded in 2009 and 2008 consist of compensation costs, occupancy costs and professional fees. The expenses associated with restructuring and BGI transaction and integration costs have been deemed non-recurring by management and have been excluded from operating income, as adjusted, to help enhance the comparability of this information to the current reporting periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution, a portion of which has been received, have been excluded because these charges ultimately do not impact BlackRock’s book value.

Compensation expense associated with appreciation/(depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

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

Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to NCI, GAAP basis, adjusted for compensation expense associated with depreciation/(appreciation) on investments related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008

Non-operating income (expense), GAAP basis	$23	$(6)	$(577)
Less: Net income (loss) attributable to NCI	(13)	22	(155)

Non-operating income (expense) (1)	36	(28)	(422)
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(11)	(18)	38

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$25	$(46)	$(384)

(1)	Net of net income (loss) attributable to non-controlling interests.

Management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides for comparability of this information to prior periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation)/depreciation on investments related to certain deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

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

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2010	2009	2008
Net income attributable to BlackRock, Inc., GAAP basis	$2,063	$875	$784
Non-GAAP adjustments, net of tax: (d)
BGI transaction/integration costs	59	129	—
PNC LTIP funding obligation	40	41	39
Merrill Lynch compensation contribution	7	7	7
Restructuring charges	—	14	26
Income tax law changes	(30)	(45)	—

Net income attributable to BlackRock, Inc., as adjusted	$2,139	$1,021	$856

Allocation of net income attributable to BlackRock, Inc., as adjusted: (f)
Common shares (e)	$2,109	$995	$828
Participating restricted stock units	30	26	28

Net income attributable to BlackRock, Inc., as adjusted	$2,139	$1,021	$856

Diluted weighted-average common shares outstanding (e)	192,692,047	139,481,449	131,376,517

Diluted earnings per common share, GAAP basis (e)	$10.55	$6.11	$5.78

Diluted earnings per common share, as adjusted (e)	$10.94	$7.13	$6.30

The restructuring charges and BGI transaction and integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been deemed non-recurring by management and have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help enhance the comparability of this information to the reporting periods.

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

During third quarter 2010 and third quarter 2009, the United Kingdom and New York City, respectively, enacted legislation reducing corporate income tax rates, which resulted in a revaluation of certain net deferred tax liabilities primarily related to acquired intangible assets. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these were non-recurring enacted tax legislation changes that do not have a cash flow impact and to ensure comparability of this information to the reporting periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

Financial Highlights

(continued)

(d)	For the years ended December 31, 2010, 2009 and 2008 non-GAAP adjustments were tax effected at 33%, 30% and 33%, respectively, which reflects the blended rate applicable to the adjustments.
(e)	Series A, B, C and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units (“RSUs”) are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share (“ASC 260-10”).
(f)	Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in ASC 260-10.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Australia and Germany. The Company provides a wide array of products including passively and actively managed equities, fixed income, multi-asset class, cash management and alternatives and offers clients diversified access to global markets through separate accounts, collective trusts, open-end and closed-end mutual funds, exchange-traded funds, hedge funds, and funds of funds to its diverse global clientele. BlackRock provides global advisory services for investment funds and other non-U.S. retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including cash management, fixed income, equities and alternatives.

In the United States, the primary retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded funds for institutional, retail and high net worth investors. There are over 475 iShares globally across equities, fixed income and commodities, which trade like common stocks on 19 exchanges worldwide. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to retail and institutional investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement, which following Bank of America’s acquisition of Merrill Lynch, runs until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

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

Overview (continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Over $10 trillion of positions are processed on our Aladdin® operating platform, which serves as the investment system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met.

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

The Company also earns fees for transition management services comprised of referral fees or agency commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of its customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

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

•

General and administration expenses includes marketing and promotional, occupancy and office related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses.

Non-operating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments, as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans, or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading or other investment activities that could conflict with the interests of its clients.

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

Assets Under Management

by Asset Class(1)

	December 31,			Variance
(Dollar amounts in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Equity:
Active	$334,532	$348,574	$152,216	(4%)	129%
Institutional index	911,775	806,082	51,076	13%	*
iShares / Exchange-traded products	448,160	381,399	—	18%	*
Fixed income:
Active	592,303	595,580	477,492	(1%)	25%
Institutional index	425,930	357,557	3,873	19%	*
iShares / Exchange-traded products	123,091	102,490	—	20%	*
Multi-asset class	185,587	142,029	77,516	31%	83%
Alternatives	109,738	102,101	61,544	7%	66%

Long-term	3,131,116	2,835,812	823,717	10%	244%
Cash management	279,175	349,277	338,439	(20%)	3%

Sub-total	3,410,291	3,185,089	1,162,156	7%	174%
Advisory (2)	150,677	161,167	144,995	(7%)	11%

Total	$3,560,968	$3,346,256	$1,307,151	6%	156%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Data reflects the reclassification of AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

Mix of Assets Under Management

by Asset Class(1)

	December 31,
	2010	2009	2008
Equity:
Active	9%	10%	12%
Institutional index	26%	25%	4%
iShares / Exchange-traded products	13%	11%	—%
Fixed income:
Active	17%	18%	36%
Institutional index	12%	11%	—%
iShares / Exchange-traded products	3%	3%	—%
Multi-asset class	5%	4%	6%
Alternatives	3%	3%	5%

Long-term	88%	85%	63%
Cash management	8%	10%	26%

Sub-total	96%	95%	89%
Advisory(2)	4%	5%	11%

Total	100%	100%	100%

(1)	Data reflects the reclassification of AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $215 billion, or 6%, to $3.561 trillion at December 31, 2010, compared to $3.346 trillion at December 31, 2009. The growth in AUM was primarily attributable to $267 billion in net market appreciation, $131 billion of net subscriptions in long-term mandates and $17 billion increase due to foreign exchange movements, partially offset by $127 billion of BGI merger-related outflows (due to manager concentration considerations and active equity quantitative performance) and acquisition adjustments, $61 billion of net outflows in cash management products and $12 billion of net client distributions in advisory assignments.

Net market appreciation of $267 billion included $191 billion of net appreciation in equity products due to an increase in global equity markets, $55 billion in fixed income products due to current income and changes in interest rate spreads, $14 billion in multi-asset class products, and $7 billion in alternatives, primarily due to appreciation in precious metals, including silver and gold.

The $17 billion net increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars was primarily due to the weakening of the U.S. dollar against the Japanese yen, Canadian dollar and Australian dollar, partially offset by the strengthening of the U.S. dollar against the euro and pound sterling.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008

Beginning assets under management	$3,346,256	$1,307,151	$1,356,644
Net subscriptions/(redemptions) (1)
Long-term	131,206	84,436	(2,822)
Cash management	(61,424)	(49,122)	25,670
Advisory (2)	(12,021)	11,642	144,756

Total net subscriptions/(redemptions)	57,761	46,956	167,604
BGI merger-related outflows (3)	(120,969)	(2,894)	—
Acquisitions/reclassifications (4)	(6,160)	1,850,252	—
Market appreciation/(depreciation)	266,981	143,706	(188,950)
Foreign exchange (5)	17,099	1,085	(28,147)

Total change	214,712	2,039,105	(49,493)

Ending assets under management	$3,560,968	$3,346,256	$1,307,151

(1)	Includes distributions representing return of capital and return on investment to investors.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.
(3)	Includes outflows due to manager concentration considerations and active equity quantitative performance.
(4)

Includes AUM acquired from Barclays in December 2009 and R3 Capital Management, LLC in April 2009 and Barclays acquisition adjustments and reclassifications to conform to current period combined AUM policy.

(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock has historically grown aggregate AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM by focusing on strong investment performance, the efficient delivery of beta for index products, client service and by developing new products and new distribution capabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM(1) for the year ended December 31, 2010.

(Dollar amounts in millions)	December 31, 2009	Net subscriptions (redemptions)(2)	BGI merger- related outflows(3)	Acquisition/ reclassifications(4)	Market appreciation/ (depreciation)	Foreign exchange(5)	December 31, 2010
Equity:
Active	$348,574	$2,632	$(54,490)	$(3,920)	$40,670	$1,066	$334,532
Institutional index	806,082	44,570	(44,907)	(4,390)	104,152	6,268	911,775
iShares/ETPs(6)	381,399	21,865	—	—	45,830	(934)	448,160
Fixed income:
Active	595,580	(22,143)	(9,474)	(3,922)	31,945	317	592,303
Institutional index	357,557	39,148	(10,408)	7,374	21,220	11,039	425,930
iShares/ETPs	102,490	19,008	—	—	2,195	(602)	123,091
Multi-asset class	142,029	26,262	(127)	3,550	13,917	(44)	185,587
Alternatives	102,101	(136)	(490)	—	7,170	1,093	109,738

Long-term	2,835,812	131,206	(119,896)	(1,308)	267,099	18,203	3,131,116
Cash management	349,277	(61,424)	(1,063)	(4,852)	(38)	(2,725)	279,175

Sub-total	3,185,089	69,782	(120,959)	(6,160)	267,061	15,478	3,410,291
Advisory(7)	161,167	(12,021)	(10)	—	(80)	1,621	150,677

Total	$3,346,256	$57,761	$(120,969)	$(6,160)	$266,981	$17,099	$3,560,968

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	Includes outflows due to manager concentration considerations and active equity quantitative performance.
(4)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Exchange-traded products (“ETPs”)
(7)	Advisory AUM represents long-term portfolio liquidation assignments.

Business Outlook

The Company began 2011 with a substantially increased AUM base as compared with 2010 average AUM as a result of strong markets in second half of 2010 and 2010 organic growth in long-term products. BlackRock believes we are in an environment of economic growth and believes that equities in the United States could post double digit returns in 2011 for the third straight year. BlackRock will continue to actively monitor global corporate earnings growth, bank lending policies, changes in the labor markets, inflation expectations, and monetary policies.

The Company offers a broad range of equity, fixed income and alternative products which are designed to track various indices and products that target returns in excess of specified benchmarks or absolute returns. BlackRock’s broad set of product offerings and risk skills and tools allow us to work with clients to meet their investment objectives. While investing in fixed income and cash continue to be core to many clients portfolios, we are also seeing trends of re-risking into equities, implementation of barbell strategies comprised of beta, alpha and alternatives, and clients seeking investment solutions which we can help to meet by combining multi-asset class solutions with risk management.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Outlook (continued)

The following items could impact the Company’s results in 2011 and beyond:

AUM and Flows

•

As investors shift their preferences between asset classes and between active and passive investment styles, the Company’s broad product profile should enable it to retain and capture revenue as it has a wide array of offerings in multiple asset types and product styles. As equity markets continue to improve and as clients re-risk into beta and alpha equity products, which have higher yielding fee structures, BlackRock’s revenue and margin could benefit.

•

BlackRock’s unique combination of index and active capabilities positions it well to assist companies in narrowing the gap on underfunded pension plans by implementing barbell strategies using a combination of index, alpha and alternative products. In addition, as retirement money moves away from defined benefit plans into defined contributions plans and ultimately to individuals, BlackRock is well positioned to offer individual investment options with its LifePath® target date portfolios and wide array of ETFs and other mutual fund products.

•

Exchange-traded funds are playing an increasingly important role in asset allocation and advisory portfolios for institutional and retail investors. The overall size of the global exchange-traded funds market is expected to continue to grow at a significant rate for several years. BlackRock has a leading market share due to its large array of products and assets under management in this market. As additional asset managers enter the marketplace to offer exchange traded funds they may offer similar products at a lower fee structures. We believe that many factors beyond pricing influence investor preferences. As a first mover in several products, many iShares products have achieved a critical mass, providing both liquidity to investors and minimizing additional costs to investors in the form of bid-ask spreads and lower discounts/premiums on the ETFs traded market prices as compared with the underlying unit net asset values. Investors also value an ETF’s ability to closely track its benchmark and the information, tools and education provided by iShares.

•

The levels of cash management assets may continue to decline from year-end levels as we expect rates to remain low and if clients continue to re-risk their portfolios. The Company’s diversified global product offerings, client service and independent advice may enable it to retain a portion of these assets.

•

Outflows related to manager concentration considerations as a result of the BGI Transaction, many of which were low basis point assignments, are expected to be largely behind us by the end of first quarter 2011. Outflows as a result of the historical performance of the legacy BGI active quantitative equity strategies are expected to abate as performance improves under the new leadership of the strategy.

Regulatory Reform

•

The regulatory environment is continuing to evolve for financial institutions as well as money market funds with the intent of the reform supported by BlackRock, to protect the industry and our clients. The specific details of regulatory reform may effect the competitive environment and may provide BlackRock with risks as well as opportunities. For example, BlackRock is continuing to explore the creation of an internal trading platform on its enterprise systems to cross trades within its AUM and potentially among other client transactions, which would result in a reduction of transaction costs and ultimately increased performance returns for our clients.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Outlook (continued)

Performance fees and BRS/advisory fees

•

A continued return to higher market levels may enable the Company’s alternative investment products with absolute return objectives to contribute additional performance fee revenue. While most of the absolute return AUM eligible for performance fees is above “high water marks”, certain products are still dependent upon achieving high water marks to be performance fee eligible.

•

The on-going aftermath of the global liquidity crunch and the associated market disruption gave rise to greater demand for our risk tools and advisory services, combining our extensive capital markets and structuring expertise with rigorous modeling and analytical capabilities. In 2011, we expect to continue to see strong demand for our Aladdin operating platform and our comprehensive risk reporting from sophisticated institutional investors and governmental agencies investing in longer term risk management solutions as well as strong demand for financial market advisory services.

Future opportunities

•

The Company plans to continue to focus on increasing the recognition of its global brand to position itself for globalization while reinvesting in the business for future growth opportunities where the cost in the current period will precede the expected future revenue.

As BlackRock seeks to grow its alternative product offerings, BlackRock may choose to seed or co-invest in additional products to establish track records and to align with clients’ interests. BlackRock acts as an independent asset manager and does not engage in proprietary trading or deposit taking activities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009

Operating Income and Operating Margin Overview

GAAP

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Revenue	$8,612	$4,700	$3,912	83%
Expenses	5,614	3,422	2,192	64%

Operating income	$2,998	$1,278	$1,720	135%

Operating margin	34.8%	27.2%	7.6%	28%

Operating income

Operating income totaled $3.0 billion for the year ended December 31, 2010, an increase of $1.7 billion compared with operating income for the year ended December 31, 2009. Operating income for the year ended December 31, 2010 included the full year effect of revenue and expenses related to the December 1, 2009 acquisition of BGI and $90 million of BGI integration costs as compared to $183 million of BGI transaction/integration costs for the year ended December 31, 2009. The transaction/integration expenses are not part of BlackRock’s on-going business and are principally comprised of compensation expense, legal fees, advisory payments, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the year ended December 31, 2010 is attributable to the $3.9 billion increase in revenue primarily related to an increase in base and performance fees associated with the AUM acquired in the BGI Transaction and growth in long-term AUM, which included market appreciation and net new business, partially offset by a $2.2 billion net increase in operating expenses related to increases in employee compensation and benefits, general and administration expenses and direct fund expenses due to the BGI Transaction.

Operating margin

The Company’s operating margin was 34.8% for the year ended December 31, 2010, compared with 27.2% for the year ended December 31, 2009.

The increase in operating margin for year ended December 31, 2010 included the positive effects of synergies related to the BGI Transaction, growth in long-term AUM driven by market appreciation, a $93 million decrease in BGI transaction/integration costs, a decline of $22 million in restructuring charges and a $17 million change in foreign currency remeasurement costs/benefits, which more than offset decreases to margin related to a $131 million increase in stock-based compensation expense related to additional grants to a larger number of employees at the end of January 2010, $20 million in costs for a U.K. regulatory assessment, a $20 million expense related to a contribution to a donor-advised charitable fund, a $16 million increase in occupancy costs due to the commencement of rent for Drapers Gardens, a $14 million increase of closed-end fund launch costs/commissions and a $13 million increase in amortization of intangible assets related to the finite-lived management contracts acquired in the BGI Transaction, as well as increased investments to grow the business.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Operating Income and Operating Margin Overview (continued)

As Adjusted

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Revenue	$8,612	$4,700	$3,912	83%
Expenses	5,445	3,130	2,315	74%

Operating income (1)	$3,167	$1,570	$1,597	102%

Operating margin (1)	39.3%	38.2%	1.1%	3%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income

Operating income, as adjusted, totaled $3.2 billion for the year ended December 31, 2010, which was an increase of $1.6 billion compared to operating income for the year ended December 31, 2009.

The increase in operating income, as adjusted, for the year ended December 31, 2010 is attributable to the $3.9 billion increase in revenue primarily related to an increase in base and performance fees associated with the AUM acquired in the BGI Transaction and growth in long-term AUM, which included market appreciation and net new business, partially offset by a $2.3 billion net increase in operating expenses primarily related to increases in employee compensation and benefits, general and administration expenses and direct fund expenses due to the BGI Transaction.

Operating margin

Operating margin, as adjusted, was 39.3% and 38.2% for the years ended December 31, 2010 and 2009, respectively.

The increase in operating margin, as adjusted, for year ended December 31, 2010 included the positive effects of synergies related to the BGI Transaction, growth in long-term AUM driven by market appreciation, which more than offset decreases to margin related to a $132 million increase in stock-based compensation expense related to additional grants to a larger number of employees at the end of January 2010, $20 million in costs for a U.K. regulatory assessment, a $20 million expense related to a contribution to a donor-advised charitable fund, a $16 million increase in occupancy costs due to the commencement of rent for Drapers Gardens and a $13 million increase in amortization of intangible assets related to the finite-lived management contracts acquired in the BGI Transaction, as well as increased investments to grow the business.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,848	$1,230	$618	50%
Institutional index	424	56	368	657%
iShares / Exchange-traded products	1,660	136	1,524	*
Fixed income:
Active	1,047	865	182	21%
Institutional index	166	16	150	938%
iShares / Exchange-traded products	263	19	244	*
Multi-asset class	740	479	261	54%
Alternatives	632	400	232	58%
Cash management	510	625	(115)	(18%)

Total	7,290	3,826	3,464	91%
Investment advisory performance fees:
Equity	123	46	77	167%
Fixed income	55	21	34	162%
Multi-asset class	33	20	13	65%
Alternatives	329	115	214	186%

Total	540	202	338	167%

BlackRock Solutions and advisory	460	477	(17)	(4%)
Distribution fees	116	100	16	16%
Other revenue	206	95	111	117%

Total revenue	$8,612	$4,700	$3,912	83%

* – Not applicable or the percentage is in excess of +/- 1,000%.

Total revenue for the year ended December 31, 2010 increased $3,912 million, or 83%, to $8,612 million, compared with $4,700 million for the year ended December 31, 2009. The $3,912 million increase was the result of a $3,464 million increase in total investment advisory, administration fees and securities lending revenue, a $338 million increase in performance fees, a $111 million increase in other revenue and a $16 million increase in distribution fees, partially offset by a $17 million decrease in BlackRock Solutions and advisory revenue.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory, administration fees and securities lending revenues increased $3,464 million to $7,290 million for the year ended December 31, 2010, compared to $3,826 million for the year ended December 31, 2009 primarily related to fees earned on products acquired in the BGI acquisition as well as organic growth in long-term AUM due to market appreciation and net new business, which included securities lending revenue of $325 million for the year ended December 31, 2010, compared to $36 million for the year ended December 31, 2009.

The $3,464 million net increase in investment advisory, administration fees and securities lending revenues consisted of $1,524 million in equity iShares / Exchange-traded products, $618 million in active equity products and $368 million in institutional index equity products, $244 million in fixed income iShares / exchange-traded products, $182 million in active fixed income products and $150 million in institutional index fixed income products, $261 million in multi-asset class products and $232 million in alternatives investment products, partially offset by a $115 million decrease in cash management products, due to lower average AUM.

Performance Fees

Investment advisory performance fees increased $338 million, or 167%, to $540 million for the year ended December 31, 2010, as compared to $202 million for the year ended December 31, 2009, primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds on alternative multi-strategy, fixed income and equity hedge funds and separate accounts across regional/country equity strategies, fixed income and multi-asset class products.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the year ended December 31, 2010 decreased $17 million, or 4%, compared with the year ended December 31, 2009. The decrease in BlackRock Solutions and advisory revenue was primarily due to a decline in non-recurring advisory assignments, as well as the effect of a decline in advisory AUM due to distributions in portfolio liquidation assignments, which have AUM based fees, partially offset by additional Aladdin, risk management solutions and investment accounting mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees

Distribution fees of $116 million for the year ended December 31, 2010 increased $16 million, as compared to $100 million for the year ended December 31, 2009. The increase primarily is the result of higher AUM in certain share classes of BlackRock Funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Revenue (continued)

Other Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Other revenue:
Transition management service fees	$74	$22	$52	236%
Commissions revenue	35	28	7	25%
iPath marketing fees (1)	27	2	25	*
Equity method investment earnings (2)	22	15	7	47%
Custody fees	13	1	12	*
Fund accounting	5	9	(4)	(44%)
Other miscellaneous revenue	30	18	12	67%

Total other revenue	$206	$95	$111	117%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Related to exchange-traded notes issued by Barclays.
(2)	Related to operating advisory company investments.

Other revenue of $206 million for the year ended December 31, 2010 increased $111 million, or 117%, compared with $95 million for the year ended December 31, 2009. The increase in other revenue was primarily the result of a $52 million increase in fees, which excludes related portfolio service costs, earned for transition management services due to an increase in transactions to execute transitions of equity and fixed income mandates, a $25 million increase in marketing fees earned from Barclays for services to distribute Barclays iPath products, $12 million increase for custody fees earned on LifePath products (a portion of which is paid to a third party sub-custodian and reflected within direct fund expenses), a $7 million increase in BlackRock’s share of underlying earnings from certain operating advisory company investments and a $7 million increase in commissions revenue as a result of unit trust and open-end mutual fund class A sales commissions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Expenses:
Employee compensation and benefits	$3,097	$1,802	$1,295	72%
Distribution and servicing costs	408	477	(69)	(14%)
Amortization of deferred sales commissions	102	100	2	2%
Direct fund expenses	493	95	398	419%
General and administration	1,354	779	575	74%
Restructuring charges	—	22	(22)	(100%)
Amortization of intangible assets	160	147	13	9%

Total expenses, GAAP	$5,614	$3,422	$2,192	64%

Total expenses, GAAP	$5,614	$3,422	$2,192	64%
Less non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	25	60	(35)	(58%)
General and administration	65	123	(58)	(47%)

Total BGI transaction/integration costs	90	183	(93)	(51%)
PNC LTIP funding obligation	58	59	(1)	(2%)
Merrill Lynch compensation contribution	10	10	—	—%
Restructuring charges	—	22	(22)	(100%)
Compensation expense related to appreciation/(depreciation) on deferred compensation plans	11	18	(7)	(39%)

Total non-GAAP expense adjustments	169	292	(123)	(42%)

Total expenses, as adjusted	$5,445	$3,130	$2,315	74%

Total GAAP expenses increased $2,192 million, or 64%, to $5,614 million for the year ended December 31, 2010, compared to $3,422 million for the year ended December 31, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $2,315 million, or 74%. The increase in total expenses, as adjusted, is primarily attributable to the BGI Transaction including increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction of distribution and servicing costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Employee compensation and benefits, GAAP	$3,097	$1,802	$1,295	72%
Less non-GAAP expense adjustments:
BGI transaction/integration costs	25	60	(35)	(58%)
PNC LTIP funding obligation	58	59	(1)	(2%)
Merrill Lynch compensation contribution	10	10	—	—%
Compensation expense related to appreciation/ (depreciation) on deferred compensation plans	11	18	(7)	(39%)

Total non-GAAP expense adjustments	104	147	(43)	(29%)

Employee compensation and benefits, as adjusted	$2,993	$1,655	$1,338	81%

Employee compensation and benefits expense increased $1,295 million, or 72%, to $3,097 million, for the year ended December 31, 2010, compared to $1,802 million for the year ended December 31, 2009.

Employee compensation and benefits, as adjusted, increased by $1,338 million after excluding the decrease of $43 million of non-GAAP adjustments primarily related to a decrease in BGI integration costs. The $1,338 million increase in employee compensation and benefits expense for the year ended December 31, 2010 was attributable to a $721 million increase in incentive compensation and a $617 million increase in salaries, benefits, payroll taxes, temporary help and commissions. The increase in incentive compensation is primarily associated with the increase in operating income after excluding the BGI integration costs, a $132 million increase in stock-based compensation expense related to the effect of additional grants to a larger number of employees at the end of January 2010, offset by an $8 million decrease in other deferred compensation. The $617 million increase in salaries, benefits and payroll taxes reflects an increase in the number of employees primarily resulting from the BGI Transaction as well as growth in number of employees subsequent to the BGI Transaction. Employees at December 31, 2010 totaled approximately 9,100 as compared to approximately 8,600 at December 31, 2009.

Distribution and Servicing Costs

Distribution and servicing costs decreased $69 million to $408 million for the year ended December 31, 2010, compared to $477 million for the year ended December 31, 2009. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $69 million decrease primarily related to lower levels of distribution payments due to lower levels of average cash management AUM and a decrease of costs due to an increase in advisory fee waivers for certain cash management funds serviced by Merrill Lynch.

Distribution and servicing costs for the year ended December 31, 2010 included $246 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $10 million of costs attributable to PNC and affiliates as compared to $349 million and $19 million, respectively, in the year ended December 31, 2009. Distribution and servicing costs related to other third parties, including Barclays, increased $43 million to $152 million for the year ended December 31, 2010, as compared to $109 million for the year ended December 31, 2009 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions increased $2 million to $102 million for the year ended December 31, 2010, as compared to $100 million for the year ended December 31, 2009. The increase in amortization of deferred sales commissions was primarily the result of higher sales and redemptions in certain share classes of U.S. open-end mutual funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Expenses (continued)

Direct Fund Expenses

Direct fund expenses increased $398 million primarily related to the addition of legacy BGI funds subject to these arrangements under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

General and administration expenses(1), GAAP:
Marketing and promotional	$328	$85	$243	286%
Occupancy and office related	317	182	135	74%
Portfolio services	177	100	77	77%
Technology	152	114	38	33%
Professional services	115	162	(47)	(29%)
Communications	49	26	23	88%
Regulatory, filing and license fees	34	5	29	580%
Charitable contribution	20	—	20	*
Closed-end fund launch costs	15	2	13	650%
Other general and administration	147	103	44	43%

Total general and administration expenses, GAAP	$1,354	$779	$575	74%

Less BGI transaction and integration costs:
Marketing and promotional	$33	$11	$22	200%
Occupancy and office related	12	1	11	*
Technology	2	7	(5)	(71%)
Professional services	12	91	(79)	(87%)
Other general and administration	6	13	(7)	(54%)

Total BGI transaction and integration costs	$65	$123	($58)	(47%)

General and administration expenses, as adjusted:
Marketing and promotional	$295	$74	$221	299%
Occupancy and office related	305	181	124	69%
Portfolio services	177	100	77	77%
Technology	150	107	43	40%
Professional services	103	71	32	45%
Communications	49	26	23	88%
Regulatory, filing and license fees	34	5	29	580%
Charitable contribution	20	—	20	*
Closed-end fund launch costs	15	2	13	650%
Other general and administration	141	90	51	57%

Total general and administration expenses, as adjusted	$1,289	$656	$633	96%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Prior year data reflects certain reclassifications to conform to the current year presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, GAAP

General and administration expenses increased $575 million, or 74%, to $1,354 million, for the year ended December 31, 2010 compared with $779 million for the year ended December 31, 2009, primarily due to the BGI Transaction.

BGI Transaction and Integration Costs

BGI integration costs of $65 million for the year ended December 31, 2010 decreased $58 million as compared with $123 million for the year ended December 31, 2009 primarily due to advisory and legal costs incurred for the year ended December 31, 2009, partially offset by higher re-branding costs in 2010.

General and Administration Expenses, as Adjusted

Excluding the BGI transaction and integration expenses, general and administration expenses, as adjusted, of $1,289 million, increased $633 million, or 96%, for the year ended December 31, 2010 compared with $656 million for the year ended December 31, 2009.

•

Marketing and promotional expenses increased $221 million, primarily due to an increase in global and exchange-traded fund marketing expenses, which included travel, promotional and rebranding and advertising expenses.

•

Occupancy and office related expenses increased $124 million primarily related to the expansion of the Company due to the BGI Transaction, including expenses related to Drapers Gardens and an increase in lease impairments as a result of vacating certain locations in the year ended December 31, 2010.

•	Portfolio service costs increased $77 million, or 77%, to $177 million, due to an increase in market data and research expenses as well as transition management execution and clearing expenses.

•	Technology expenses increased $43 million, or 40%, to $150 million, primarily due to an increase in software licensing and maintenance and hardware depreciation expenses.

•	Professional services increased $32 million, or 45%, to $103 million compared with $71 million for the year ended December 31, 2009 primarily related to consulting, accounting/tax and legal costs.

•	Communications increased $23 million, primarily related to the expansion of the Company due to the BGI Transaction.

•	Regulatory, filing and license fees increased $29 million, primarily due to a $20 million U.K. regulatory assessment.

•	Charitable contribution increased $20 million, which is related to a contribution to a donor advised charitable fund.

•

Closed-end fund launch costs (excluding compensation costs) increased $13 million as compared to the year ended December 31, 2009 due to the Build America Bond Trust fund, which launched during the year ended December 31, 2010 and generated approximately $1.2 billion in AUM.

•

Other general and administration expenses increased $51 million, or 57%, to $141 million compared with $90 million for the year ended December 31, 2009, due to an increase of $86 million related to growth of the Company including recruiting, training and insurance costs, as well as costs for potential operating errors/fines, partially offset by a $17 million change in foreign currency remeasurement costs/benefits from $11 million of costs in the year ended December 31, 2009 to a $6 million benefit in the year ended December 31, 2010, a $9 million decline in an expense for a potentially uncollectible receivable recorded in 2009 and $9 million of lower provisions related to an outstanding loan to Anthracite Capital Inc.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Expenses (continued)

Restructuring Charges

For the year ended December 31, 2009, BlackRock recorded pre-tax restructuring charges of $22 million, primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts.

Amortization of Intangible Assets

Amortization of intangible assets increased $13 million to $160 million for the year ended December 31, 2010, as compared to $147 million for the year ended December 31, 2009. The increase in amortization of intangible assets reflects amortization of finite-lived management contracts acquired in the BGI Transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the years ended December 31, 2010 and 2009 was as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Non-operating income (expense), GAAP basis	$23	($6)	$29	*
Less: Net income (loss) attributable to NCI(1)	(13)	22	(35)	*

Non-operating income (expense)(2)	36	(28)	64	*
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(11)	(18)	7	39%

Non-operating income (expense), as adjusted(2)	$25	($46)	$71	*

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Includes a $35 million loss attributable to consolidated variable interest entities for the year ended December 31, 2010.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Net gain (loss) on investments(1)
Private equity	$31	$9	$22	244%
Real estate	17	(114)	131	*
Distressed credit/mortgage funds	66	100	(34)	(34%)
Hedge funds/funds of hedge funds	18	18	—	—%
Other investments(2)	14	(11)	25	*

Sub-total	146	2	144	*
Investments related to deferred compensation plans	11	18	(7)	(39%)

Total net gain (loss) on investments	157	20	137	685%
Interest and dividend income	29	20	9	45%
Interest expense	(150)	(68)	(82)	121%

Net interest expense	(121)	(48)	(73)	152%
Total non-operating income (expense)(1)	36	(28)	64	*
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(11)	(18)	7	39%

Non-operating income (expense), as adjusted(1)	$25	($46)	$71	*

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating income, less net income (loss) attributable to non-controlling interests, increased $64 million to $36 million for the year ended December 31, 2010, as compared to $28 million net non-operating expense for the year ended December 31, 2009. The $36 million non-operating income, net of non-controlling interests for the year ended December 31, 2010 was comprised of $146 million of net gains on co-investments and seed investments and $11 million of appreciation related to hedges of deferred compensation, partially offset by $121 million of net interest expense.

The $146 million net gain on investments, less non-controlling interests, related to the Company’s co-investments and seed investments, included net gains in distressed credit/mortgage funds of $66 million, private equity investments of $31 million, real estate equity/debt products of $17 million, hedge funds/funds of hedge funds of $18 million and other investments of $14 million.

Net gain on co-investments and seed investments increased $144 million from the year ended December 31, 2009 primarily due to an increase in real estate valuations as compared with 2009, which included significant valuation declines in real estate equity and debt co-investments.

Net interest expense was $121 million, an increase of $73 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes, partially offset by higher dividend income related to an investment required for regulatory purposes.

Income Tax Expense

	Year ended December 31,			Year ended December 31,
	2010	2009		2010	2009
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$3,034	$1,250	143%	$3,192	$1,524	109%
Income tax expense	$971	$375	159%	$1,053	$503	109%
Effective tax rate	32.0%	30.0%		33.0%	33.0%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense increased $596 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The effective income tax rates for the years ended December 31, 2010 and 2009 were 32.0% and 30.0%, respectively.

The year ended December 31, 2010 included the effect of third quarter 2010 tax legislation enacted in the United Kingdom, which resulted in approximately a $30 million tax benefit revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods. In addition, the year ended December 31, 2010 included the effect of favorable tax rulings and the resolution of certain outstanding tax positions in third quarter 2010.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Income Tax Expense (continued)

The year ended December 31, 2009 included the effect of third quarter 2009 legislation enacted primarily with respect to New York City corporate income taxes, effective January 1, 2009, which resulted in approximately a $45 million tax benefit revaluation of net deferred income tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods. The year ended December 31, 2009 also included $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of outstanding tax matters.

The Company succeeded to a $580 million California net operating loss carryforward for fiscal year 2007, 2008 and 2009 in connection with the BGI Transaction, for which it has not recorded a deferred income tax asset because of certain technical matters related to the predecessor’s unitary tax returns. The Company will continue to assess these matters, which may result in future tax benefits which, based on current factors, could approximate $40 million, if they are resolved favorably.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,		% Change	Year ended December 31,		% Change
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP		As adjusted	As adjusted
Operating income	$2,998	$1,278	135%	$3,167	$1,570	102%
Non-operating income (expense)(1)	36	(28)	*	25	(46)	*
Income tax expense	(971)	(375)	159%	(1,053)	(503)	109%

Net income attributable to BlackRock, Inc.	$2,063	$875	136%	$2,139	$1,021	110%

% attributable to common shares	99%	97%		99%	97%
Net income attributable to common shares	$2,033	$853	138%	$2,109	$995	112%

Diluted weighted-average common shares outstanding(2)	192,692,047	139,481,449	38%	192,692,047	139,481,449	38%

Diluted EPS components:
Operating income	$10.28	$5.75	79%	$10.85	$7.17	51%
Non-operating income (expense)(1)	0.12	(0.13)	*	0.09	(0.21)	*
Income tax benefit	0.15	0.49	(69%)	—	0.17	(100%)

Diluted earnings per common share	$10.55	$6.11	73%	$10.94	$7.13	53%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted average shares outstanding which results in an increase to the percentage of net income attributable to common shares. In addition, series A, B, C, and D non-voting preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

GAAP

Net income attributable to BlackRock, Inc. for the year ended December 31, 2010 includes operating income of $2,998 million, or $10.28 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $36 million, or $0.12 per diluted common share, and $30 million, or $0.15 per diluted common share, of tax benefits related to a United Kingdom income tax law change. Net income attributable to BlackRock, Inc. totaled $2,063 million, or $10.55 per diluted common share, for the year ended December 31, 2010, which was an increase of $1,188 million, or $4.44 per diluted common share, compared to the year ended December 31, 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $2,063 million for the year ended December 31, 2010 included the after-tax effect of the BGI integration costs of $59 million, the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $40 million, and certain compensation of former MLIM employees of $7 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in 2010.

Net income attributable to BlackRock, Inc. of $875 million for the year ended December 31, 2009 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $41 million, BGI transaction/integration costs of $129 million, restructuring charges of $14 million and certain compensation of former MLIM employees of $7 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in 2009.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $10.94 for the year ended December 31, 2010 increased $3.81, or 53%, compared to the year ended December 31, 2009.

Net income attributable to BlackRock, Inc., as adjusted, for the year ended December 31, 2010 included operating income of $3,167 million, or $10.85 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $25 million, or $0.09 per diluted common share. Net income of $1,021 million or $7.13 per diluted common share attributable to BlackRock, Inc., as adjusted, for the year ended December 31, 2009 included the effect of $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of an outstanding tax matter received during the year ended December 31, 2009. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008

The following table presents the component changes in BlackRock’s AUM(1) for the year ended December 31, 2009.

(Dollar amounts in millions)	December 31, 2008	Net subscriptions (redemptions) (2)	BGI merger- related outflows (3)	Acquisition/ reclassifications(4)	Market appreciation/ (depreciation)	Foreign exchange(5)	December 31, 2009

Equity:
Active	$152,216	$10,849	($1,549)	$128,063	$55,147	$3,848	$348,574
Institutional index	51,076	24,528	(492)	695,658	39,365	(4,053)	806,082
iShares / ETPs(6)	—	8,716	—	363,940	9,715	(972)	381,399
Fixed income:
Active	477,492	27,835	(784)	49,270	38,626	3,141	595,580
Institutional index	3,873	2,275	(23)	366,702	(9,168)	(6,102)	357,557
iShares / ETPs	—	3,669	—	101,286	(1,973)	(492)	102,490
Multi-asset class	77,516	10,959	—	36,408	16,703	443	142,029
Alternatives	61,544	(4,395)	(46)	49,395	(4,717)	320	102,101

Long-term	823,717	84,436	(2,894)	1,790,722	143,698	(3,867)	2,835,812
Cash management	338,439	(49,122)	—	59,530	(161)	591	349,277

Sub-total	1,162,156	35,314	(2,894)	1,850,252	143,537	(3,276)	3,185,089
Advisory(7)	144,995	11,642	—	—	169	4,361	161,167

Total	$1,307,151	$46,956	($2,894)	$1,850,252	$143,706	$1,085	$3,346,256

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	Includes outflows due to manager concentration considerations and active equity quantitative performance.
(4)

Includes AUM acquired from Barclays in December 2009 and R3 Capital Management, LLC in April 2009 and Barclays acquisition adjustments and reclassifications to conform to current period combined AUM policy.

(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Exchange-traded products (“ETPs”)
(7)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $2.039 trillion, or 156%, to $3.346 trillion at December 31, 2009, compared to $1.307 trillion at December 31, 2008. The growth in AUM was primarily attributable to $1.849 trillion acquired in the BGI Transaction, $1 billion acquired from R3 Capital Management, LLC, $145 billion in net market appreciation and foreign exchange movements, $84 billion of net subscriptions in long-term mandates, $12 billion of net new business in advisory assignments offset by $49 billion of outflows in cash management products. Net market appreciation of $144 billion included $104 billion of net appreciation in equity products due to an increase in global equity markets, $27 billion in fixed income products due to current income and changes in interest rate spreads and $17 billion in multi-asset class products, offset by $5 billion market depreciation in alternative products, primarily in real estate products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Operating Income and Operating Margin Overview

GAAP

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Revenue	$4,700	$5,064	($364)	(7%)
Expenses	3,422	3,471	(49)	(1%)

Operating income	$1,278	$1,593	($315)	(20%)

Operating margin	27.2%	31.5%	(4.3%)	(14%)

Operating Income

Operating income totaled $1,278 million for the year ended December 31, 2009, which was a decrease of $315 million compared to the year ended December 31, 2008. Operating income for the year ended December 31, 2009 included $141 million resulting from incremental revenue and expenses related to the operations of BGI and $183 million of BGI transaction and integration costs. The transaction and integration expenses are not part of the on-going business and are principally comprised of advisory fees, compensation expense, legal fees and consulting expenses.

Operating income for the year ended December 31, 2009 included the effect of a $431 million decrease in investment advisory, administration fees and securities lending revenue, associated with a market driven reduction in average AUM for all asset classes for the year ended December 31, 2009 as compared to the year ended December 31, 2008, and a $42 million reduction in distribution fees and other revenue, offset by an $84 million increase in BlackRock Solutions and advisory revenue, a $25 million increase in performance fees revenue and a $49 million net decrease in operating expenses primarily due to declines in employee compensation and benefits, distribution and servicing costs, amortization of deferred sales commissions and restructuring expenses, offset by increases in direct fund expenses and general and administration expenses.

Operating Margin

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Operating Income and Operating Margin Overview (continued)

As Adjusted

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Revenue	$4,700	$5,064	($364)	(7%)
Expenses	3,130	3,402	(272)	(8%)

Operating income(1)	$1,570	$1,662	($92)	(6%)

Operating margin(1)	38.2%	38.7%	(0.5%)	(1%)

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,230	$1,587	($357)	(22%)
Institutional index	56	28	28	100%
iShares / Exchange-traded products	136	—	136	*
Fixed income:
Active	865	872	(7)	(1%)
Institutional index	16	2	14	700%
iShares / Exchange-traded products	19	—	19	*
Multi-asset class	479	519	(40)	(8%)
Alternatives	400	541	(141)	(26%)
Cash management	625	708	(83)	(12%)

Total	3,826	4,257	(431)	(10%)
Investment advisory performance fees:
Equity	46	86	(40)	(47%)
Fixed income	21	5	16	320%
Multi-asset class	20	8	12	150%
Alternatives	115	78	37	47%

Total	202	177	25	14%

BlackRock Solutions and advisory	477	393	84	21%
Distribution fees	100	139	(39)	(28%)
Other revenue	95	98	(3)	(3%)

Total revenue	$4,700	$5,064	($364)	(7%)

* – Not applicable or the percentage is in excess of +/- 1,000%.

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

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory, administration fees and securities lending revenue for the year ended December 31, 2009 included approximately $278 million of fees related to the BGI acquisition. The decrease in investment advisory, administration fees and securities lending revenues of $431 million for the year ended December 31, 2009, compared with the year ended December 31, 2008 consisted of decreases of $357 million in active equity products, $40 million in multi-asset class products, $141 million in alternative investment products, $7 million in active fixed income products and $83 million in cash management products primarily associated with a market driven reduction in average AUM for equity, multi-asset class and alternative products and net redemptions in cash management products. The decrease was offset by a $136 million increase in equity iShares / Exchange-traded products, a $28 million increase in institutional index equity products, a $19 million increase in fixed income iShares / Exchange-traded products and a $14 million increase in institutional index fixed income products, primarily related to products acquired in the BGI acquisition.

Performance Fees

Investment advisory performance fees increased $25 million, or 14%, to $202 million for the year ended December 31, 2009, as compared to $177 million for the year ended December 31, 2008, primarily due to an increase in performance fees in alternative equity hedge funds, fixed income and multi-asset class separate accounts, offset by a decrease in international equity separate accounts. The year ended December 31, 2009 included $24 million of performance fees related to products acquired in the BGI acquisition.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Revenue (continued)

Other Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Other revenue:
Commissions revenue	$28	$26	$2	8%
Transition management service fees	22	13	9	69%
Equity method investment earnings(1)	15	1	14	*
Fund accounting	9	11	(2)	(18%)
Property management fees	1	32	(31)	(97%)
Other miscellaneous revenue	20	15	5	33%

Total other revenue	$95	$98	($3)	(3%)

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Related to operating advisory company investments.

Other revenue of $95 million for the year ended December 31, 2009 decreased $3 million, or 3%, compared with the year ended December 31, 2008. Other revenue for the year ended December 31, 2009 included $10 million of incremental revenue related to the operations of BGI.

The decrease in other revenue was primarily the result of a $31 million decline in property management fees primarily related to the outsourcing in the fourth quarter of 2008 of Metric contracts with BlackRock real estate clients, partially offset by a $14 million increase in BlackRock’s share of underlying earnings from certain operating advisory company investments and a $9 million increase in fees earned for transition management services.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

Expenses:
Employee compensation and benefits	$1,802	$1,815	($13)	(1%)
Distribution and servicing costs	477	591	(114)	(19%)
Amortization of deferred sales commissions	100	130	(30)	(23%)
Direct fund expenses	95	86	9	10%
General and administration	779	665	114	17%
Restructuring charges	22	38	(16)	(42%)
Amortization of intangible assets	147	146	1	1%

Total expenses, GAAP	$3,422	$3,471	($49)	(1%)

Total expenses, GAAP	$3,422	$3,471	($49)	(1%)
Less: Non-GAAP adjustments:
BGI transaction/integration costs
Employee compensation and benefits	60	—	60	*
General and administration	123	—	123	*

Total BGI transaction/integration costs	183	—	183	*
PNC LTIP funding obligation	59	59	—	—%
Merrill Lynch compensation contribution	10	10	—	—%
Restructuring charges	22	38	(16)	(42%)
Compensation expense related to appreciation/(depreciation) on deferred compensation plans	18	(38)	56	*

Total non-GAAP adjustments	292	69	223	323%

Total expenses, as adjusted	$3,130	$3,402	($272)	(8%)

* – Not applicable or the percentage is in excess of +/- 1,000%.

Total GAAP expenses decreased $49 million, or 1%, to $3,422 million for the year ended December 31, 2009, compared to $3,471 million for the year ended December 31, 2008. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, decreased $272 million, or 8%. The decrease in total expenses, as adjusted, is primarily attributable to decreases in employee compensation and benefits, distribution and servicing costs and amortization of deferred sales commissions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Year Ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Employee compensation and benefits, GAAP	$1,802	$1,815	($13)	(1%)
Less non-GAAP expense adjustments:
BGI integration costs	60	—	60	*
PNC LTIP funding obligation	59	59	—	—%
Merrill Lynch compensation contribution	10	10	—	—%
Compensation expense related to appreciation/ (depreciation) on deferred compensation plans	18	(38)	56	*

Total non-GAAP expense adjustments	147	31	116	374%

Employee compensation and benefits, as adjusted	$1,655	$1,784	($129)	(7%)

* – Not applicable or the percentage is in excess of +/- 1,000%.

Employee compensation and benefits expense decreased $13 million, or 1%, to $1,802 million, for the year ended December 31, 2009, compared to $1,815 million for the year ended December 31, 2008. Employee compensation and benefits expense for the year ended December 31, 2009 included $89 million of incremental expense related to an increase in the number of employees related to BGI.

The decrease in employee compensation and benefits expense was attributable to a $118 million decrease in salaries, benefits and commissions, a $12 million decrease in incentive compensation associated with lower operating income, partially offset by a $60 million increase related to the BGI integration costs and a $57 million increase in deferred compensation, which is offset primarily by an increase in non-operating income related to appreciation on assets associated with certain deferred compensation plans. The $118 million decrease in salaries, benefits and commissions is due to lower employment levels as a result of the Company’s cost control efforts and outsourcing of Metric services, partially offset by a one month impact of the increase in employees related to the BGI Transaction. Employees at December 31, 2009 totaled approximately 8,600 as compared to approximately 5,300 at December 31, 2008.

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

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions decreased $30 million to $100 million for the year ended December 31, 2009, as compared to $130 million for the year ended December 31, 2008. The decrease in amortization of deferred sales commissions was primarily the result of lower sales and redemptions in certain share classes of U.S. open-end mutual funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses (continued)

Direct Fund Expenses

Direct fund expenses incurred by BlackRock related to non-advisory operating expenses of certain funds increased $9 million primarily related to the addition of legacy BGI funds subject to these arrangements under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change

General and administration expenses(1), GAAP:
Occupancy and office related	$182	$162	$20	12%
Professional services	162	76	86	113%
Technology	114	116	(2)	(2%)
Portfolio services	100	88	12	14%
Marketing and promotional	85	154	(69)	(45%)
Communications	26	27	(1)	(4%)
Closed-end fund launch costs	2	9	(7)	(78%)
Other general and administration	108	33	75	227%

Total general and administration expenses, GAAP	$779	$665	$114	17%

Less BGI transaction and integration costs:
Occupancy and office related	$1	$—	$1	*
Professional services	91	—	91	*
Technology	7	—	7	*
Marketing and promotional	11	—	11	*
Other general and administration	13	—	13	*

Total BGI transaction and integration costs	$123	$—	$123	*

General and administration expenses, as adjusted:
Occupancy and office related	$181	$162	$19	12%
Professional services	71	76	(5)	(7%)
Technology	107	116	(9)	(8%)
Portfolio services	100	88	12	14%
Marketing and promotional	74	154	(80)	(52%)
Communications	26	27	(1)	(4%)
Closed-end fund launch costs	2	9	(7)	(78%)
Other general and administration	95	33	62	188%

Total general and administration expenses, as adjusted	$656	$665	($9)	(1%)

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Prior year data reflects certain reclassifications to conform to the current year presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, GAAP

General and administration expenses increased $114 million, or 17%, for the year ended December 31, 2009 compared with the year ended December 31, 2008.

BGI Transaction and Integration Costs

BGI transaction and integration costs of $123 million for the year ended December 31, 2009 included professional services of $91 million primarily related to legal, advisory and consulting costs.

General and Administration Expenses, as Adjusted

Excluding the BGI transaction and integration expenses, general and administration expenses, as adjusted, of $656 million, decreased $9 million, or 1%, for the year ended December 31, 2009 compared with $665 million for the year ended December 31, 2008.

•	Marketing and promotional expenses decreased $80 million, or 52%, primarily due to a decline in travel and promotional expenses.

•	Occupancy and office related expenses increased $19 million, which included an $11 million expense related to the write-off of certain leasehold improvements.

•	Portfolio service costs increased $12 million, or 14%, to $100 million, due to fund expense reimbursements.

•	Professional services decreased $5 million, or 7%, to $71 million compared with $76 million for the year ended December 31, 2008 primarily due to lower consulting fees.

•

Other general and administration expenses increased $62 million, or 188%, to $95 million from $33 million, primarily related to a $61 million change in foreign currency remeasurement costs/benefits from a $50 million benefit in the year ended December 31, 2008 to $11 million of costs in the year ended December 31, 2009, a $21 million increase to a provision related to an outstanding loan to Anthracite Capital Inc., and a $10 million expense for potentially uncollectible fee receivables, partially offset by a reduction of various expenses primarily the result of cost control efforts.

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

Non-operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the years ended December 31, 2009 and 2008 was as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Non-operating income (expense), GAAP basis	($6)	($577)	$571	99%
Less: Net income (loss) attributable to NCI	22	(155)	177	*

Non-operating income (expense)(1)	(28)	(422)	394	93%
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(18)	38	(56)	*

Non-operating income (expense), as adjusted(2)	($46)	($384)	$338	88%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,		Variance
(Dollar amounts in millions)	2009	2008	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$9	($28)	$37	*
Real estate	(114)	(127)	13	10%
Distressed credit/mortgage funds	100	(141)	241	*
Hedge funds/funds of hedge funds	18	(53)	71	*
Other investments(2)	(11)	(30)	19	63%

Sub-total	2	(379)	381	*
Investments related to deferred compensation plans	18	(38)	56	*

Total net gain (loss) on investments	20	(417)	437	*
Net income (loss) attributable to other non-controlling interests(3)	—	(1)	1	100%
Interest and dividend income	20	65	(45)	(69%)
Interest expense	(68)	(69)	1	(1%)

Net interest expense	(48)	(4)	(44)	*
Total non-operating income (expense)(1)	(28)	(422)	394	93%
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(18)	38	(56)	*

Non-operating income (expense), as adjusted(1)	($46)	($384)	$338	88%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.
(3)	Includes non-controlling interests related to operating entities (non-investment activities).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Income Tax Expense

	Year ended December 31,		% Change	Year ended December 31,		% Change
	2009	2008		2009	2008
(Dollar amounts in millions)	GAAP	GAAP		As adjusted	As adjusted
Income before income taxes(1)	$1,250	$1,171	7%	$1,524	$1,278	19%
Income tax expense	$375	$387	(3%)	$503	$422	19%
Effective tax rate	30.0%	33.0%		33.0%	33.0%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense decreased $12 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The effective income tax rates for the years ended December 31, 2009 and 2008 were 30.0% and 33.0%, respectively.

The year ended December 31, 2009 included the effect of third quarter 2009 legislation enacted primarily with respect to New York City corporate income taxes, effective January 1, 2009, which resulted in approximately a $45 million tax benefit revaluation of net deferred income tax liabilities primarily related to acquired intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a non-recurring enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to prior reporting periods. The year ended December 31, 2009 also included $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of outstanding tax matters.

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

Operating results for the year ended December 31, 2009, as compared with the year ended December 31, 2008 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,		% Change	Year ended December 31,		% Change
	2009	2008		2009	2008
(Dollar amounts in millions, except per share data)	GAAP	GAAP		As adjusted	As adjusted
Operating income	$1,278	$1,593	(20%)	$1,570	$1,662	(6%)
Non-operating (expense)(1)	(28)	(422)	93%	(46)	(384)	88%
Income tax expense	(375)	(387)	(3%)	(503)	(422)	19%

Net income attributable to BlackRock, Inc.	$875	$784	12%	$1,021	$856	19%

% attributable to common shares	97%	97%		97%	97%
Net income attributable to common shares	$853	$759	12%	$995	$828	20%

Diluted weighted-average common shares outstanding(2)	139,481,449	131,376,517	6%	139,481,449	131,376,517	6%

Diluted EPS components:
Operating income	$5.75	$7.86	(27%)	$7.17	$8.20	(13%)
Non-operating (expense)(1)	(0.13)	(2.08)	94%	(0.21)	(1.90)	89%
Income tax benefit	0.49	—	*	0.17	—	*

Diluted earnings per common share	$6.11	$5.78	6%	$7.13	$6.30	13%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed participating securities in accordance with GAAP. Upon vesting of the participating RSUs, the shares are added to the weighted average shares outstanding which results in an increase to the percentage of net income attributable to common shares. In addition, series A, B, C, and D non-voting preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

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

Net income attributable to BlackRock, Inc., as adjusted, for the year ended December 31, 2009 includes operating income of $1,570 million, or $7.17 per diluted common share, non-operating expenses, less net income attributable to non-controlling interests, of $46 million, or $0.21 per diluted common share and $25 million of income tax benefits, or $0.17 per diluted common share primarily related to a favorable tax ruling and the final resolution of an outstanding tax matter received during 2009.

Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheet Overview

The following table presents a reconciliation of the Company’s condensed consolidated statement of financial condition presented on a GAAP basis to the Company’s consolidated statement of financial condition, excluding the impact of consolidated VIEs, consolidated sponsored investment funds, separate account assets and collateral held under securities lending agreements and separate account liabilities and collateral liabilities under securities lending agreements:

	December 31, 2010
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$3,367	$—	$—	$65	$3,302
Accounts receivable	2,095	—	—	—	2,095
Investments	1,540	—	—	137	1,403
Assets of consolidated variable interest entities	1,405	—	1,405	—	—
Separate account assets and collateral held under securities lending agreements	138,775	138,775	—	—	—
Other assets(1)	960	—	—	3	957

Sub-total	148,142	138,775	1,405	205	7,757
Goodwill and intangible assets, net	30,317	—	—	—	30,317

Total assets	$178,459	$138,775	$1,405	$205	$38,074

Liabilities
Accrued compensation and benefits	$1,520	$—	$—	$—	$1,520
Accounts payable and accrued liabilities	1,068	—	—	—	1,068
Borrowings(2)	3,359	—	—	—	3,359
Liabilities of consolidated variable interest entities	1,285	—	1,285	—	—
Separate account liabilities and collateral liability under securities lending agreements	138,775	138,775	—	—	—
Deferred income tax liabilities	5,477	—	—	—	5,477
Other liabilities(3)	641	—	—	10	631

Total liabilities	152,125	138,775	1,285	10	12,055

Equity
Total stockholders’ equity	26,094	—	75	—	26,019
Non-controlling interests	240	—	45	195	—

Total equity	26,334	—	120	195	26,019

Total liabilities and equity	$178,459	$138,775	$1,405	$205	$38,074

(1)	Includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Includes short-term borrowings, convertible debentures and long-term borrowings.
(3)	Includes due to related parties and other liabilities.

Management reviews its as adjusted balance sheet, a non-GAAP financial measure, for the reasons described below. BlackRock’s management does not advocate that investors consider such non-GAAP financial measure in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents the as adjusted balance sheet to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated CLOs) or cash flows. The recognition of the as adjusted assets and liabilities generally result in net income (loss) attributable to BlackRock, Inc.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP consolidated statements of financial condition at December 31, 2010 and 2009:

(Dollar amounts in millions)	December 31, 2010	December 31, 2009	Variance
			Amount	% Change
Cash and cash equivalents	$3,367	$4,708	($1,341)	(28%)
Accounts receivable	2,095	1,718	377	22%
Investments	1,540	1,049	491	47%
Goodwill and Intangible assets, net	30,317	30,346	(29)	—%
Other assets(1)	960	1,339	(379)	(28%)

Accrued compensation and benefits	1,520	1,482	38	3%
Accounts payable and accrued liabilities	1,068	840	228	27%
Borrowings(2)	3,359	5,668	(2,309)	(41%)
Deferred income tax liabilities	5,477	5,571	(94)	(2%)
Other liabilities(3)	641	997	(356)	(36%)

Stockholders’ equity	26,094	24,329	1,765	7%

(1)	Includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Includes short-term borrowings, convertible debentures and long-term borrowings.
(3)	Includes due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheet Overview (continued)

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2010 and 2009 included $65 million and $75 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for further details on the change in cash and cash equivalents during 2010.

Accounts Receivable

Accounts receivable at December 31, 2010 increased $377 million from December 31, 2009, resulting from increase in base fees related to AUM growth and higher performance fees.

Investments

The Company presents total net “economic” investments to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock, Inc.

(Dollar amounts in millions)	December 31, 2010	December 31, 2009	Variance
			Amount	% Change
Total investments, GAAP	$1,540	$1,049	$491	47%
Investments held by consolidated sponsored investment funds(1)	(397)	(463)	66	14%
Net exposure to consolidated investment funds	260	258	2	1%

Total net “economic” investments	$1,403	$844	$559	66%

(1)

At December 31, 2010 and 2009, approximately $397 million and $463 million, respectively, of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheet Overview (continued)

Investments (continued)

The Company further presents the total net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by total return swap hedges. Carried interest is excluded as generally there is no impact to BlackRock’s stockholders equity as the balance fluctuates. Finally, the Company’s regulatory investment in Federal Reserve Bank stock which is not subject to market or interest rate risk is excluded from the Company’s net economic investment exposure.

The following table represents the carrying value of investments, by asset type, at December 31, 2010 and 2009:

	Year ended
	December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Private equity	$277	$232	$45	19%
Real estate	54	44	10	23%
Distressed credit/mortgage funds	267	197	70	36%
Hedge funds/funds of hedge funds	97	108	(11)	(10%)
Other investments(1)	269	142	127	89%

Total net “economic” investment exposure	964	723	241	33%
Federal Reserve Bank stock	325	10	315	*
Carried interest	13	4	9	225%
Deferred compensation investments	76	71	5	7%
Hedged investments	25	36	(11)	(31%)

Total net “economic” investments	$1,403	$844	$559	66%

* – Not applicable or the percentage is in excess of +/- 1,000%.

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Total net “economic” investments at December 31, 2010 increased $559 million from December 31, 2009, resulting from changes in the investment portfolio due to purchases (including $315 million of Federal Reserve Bank stock), sales, maturities and distributions as well as market valuations and earnings from equity method investments.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheet Overview (continued)

The following table represents investments measured at fair value on a recurring basis at December 31, 2010:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at December 31, 2010
Total investments, GAAP	$249	$133	$650	$508	$1,540
Net assets for which the Company does not bear “economic” exposure(2)	(8)	(7)	(122)	—	(137)

Net “economic” investments(3)	$241	$126	$528	$508	$1,403

(1)

Comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Consists of net assets attributable to non-controlling investors of consolidated non-VIE sponsored investment funds.
(3)	Includes BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from non-VIE sponsored investment funds.

Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2010 decreased $29 million from December 31, 2009, resulting from $160 million amortization expense related to finite-lived intangibles and a decline in goodwill related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction, partially offset by $136 million related to the release of common shares held in escrow in connection with the Quellos Transaction, and increases in intangibles and goodwill from the purchases of Primasia Investment Trust Co., LTD. and Helix Financial Group LLC.

Other Assets

Other assets at December 31, 2010 decreased $379 million from December 31, 2009, resulting from decreases in current taxes receivable, sales of held for sale assets, deferred sales commissions due to redemptions in certain share classes of U.S. open-end mutual funds and receivables from related parties.

Accrued Compensation and Benefits

Accrued compensation and benefits at December 31, 2010 increased $38 million from December 31, 2009, primarily related to an increase in 2010 incentive compensation offset by the effect of cash payments related to 2009 year end incentive compensation and other compensation accruals assumed in the BGI Transaction.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2010 increased $228 million from December 31, 2009, resulting from increases in unit trust payable, retrocessions, current taxes payable and other accruals payable to Merrill Lynch.

Borrowings

Borrowings at December 31, 2010 decreased $2,309 million from December 31, 2009, resulting from repayments of short-term borrowings and convertible debt of $2,134 million and $176 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheet Overview (continued)

Deferred Income Tax Liabilities

Deferred tax liabilities at December 31, 2010 decreased $94 million from December 31, 2009, primarily related to intangible assets. The decrease included revaluation of certain deferred income tax liabilities due to the 2010 tax legislation enacted in the United Kingdom.

Other Liabilities

Other liabilities at December 31, 2010 decreased $356 million from December 31, 2009, primarily resulting from a decrease related to repayments to Barclays of approximately $320 million to settle certain non-interest bearing notes assumed in the BGI Transaction and settlement of liabilities related to the sales of held for sale assets, partially offset by increases in various other liabilities.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2010 increased $1,765 from December 31, 2009, principally resulting from $2,063 million of net income attributable to BlackRock, $445 million of stock-based compensation expense, $136 million related to the release of common shares held in escrow in connection with the Quellos Transaction, $44 million excess tax benefits from vested stock-based compensation and a $10 million Merrill Lynch cash capital contribution in 2010, partially offset by $776 million of payments for cash dividends, $109 million of net issuances of common shares related to employee stock transactions and $140 million of stock repurchases under the repurchase plan approved in July 2010.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

In accordance with GAAP, certain BlackRock sponsored investment funds and collateralized loan obligations (“CLOs”) are consolidated into the financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority interest, if any, in these funds or CLOs. As a result, BlackRock’s consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

The following table presents a reconciliation of the Company’s consolidated statements of cash flows presented on a GAAP basis to the Company’s consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

	Year ended				Year ended
	December 31,				December 31,
	2010				2009	Variance
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs	Amount	%
Cash flows from:
Operating	$2,488	($76)	($1)	$2,565	$1,231	$1,334	108%
Investing	(627)	(52)	—	(575)	(5,550)	4,975	*
Financing	(3,170)	118	(8)	(3,280)	6,934	(10,214)	*
Effect of exchange rate changes	(32)	—	—	(32)	47	(79)	*

Net change in cash and cash equivalents	(1,341)	(10)	(9)	(1,322)	2,662	(3,984)	*
Cash and cash equivalents, beginning of year	4,708	75	9	4,624	1,971	2,653	135%

Cash and cash equivalents, end of year	$3,367	$65	$—	$3,302	$4,633	($1,331)	(29%)

* – Not applicable or the percentage is in excess of +/- 1,000%.

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds and VIEs at December 31, 2010 decreased $1,322 million from December 31, 2009, resulting from $2,565 million of cash inflows from operating activities, $3,280 million of cash outflows from financing activities, $575 million of cash outflows from investing activities and a $32 million decrease due to the effect of foreign exchange rate changes on cash and cash equivalents.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

Operating Activities

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenues from BlackRock Solutions and advisory products and services, other revenue and distribution fees. BlackRock uses its cash to pay compensation and benefits, distribution and servicing costs, direct fund expenses, general and administration expenses, interest and principal on the Company’s borrowings, income taxes, dividends on BlackRock’s capital stock, capital expenditures and to purchase co-investments and seed investments.

Net cash inflows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2010 primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Net cash inflows for the year ended December 31, 2010 included the effect of cash payments related to 2009 incentive compensation, including the payments for BGI employee compensation accruals assumed in the BGI Transaction and repayments to Barclays of approximately $320 million to settle certain non-interest bearing notes assumed in the BGI Transaction.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2010 were $575 million and primarily included $656 million of purchases of investments, including $315 million of Federal Reserve Bank stock, $131 million of purchases of property and equipment, and $23 million of acquisition related payments, partially offset by $181 million of net proceeds from sales and maturities of investments and $53 million of return of capital from equity method investees.

Financing Activities

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2010 were $3,280 million primarily included repayments of short-term borrowings and convertible debt of $2,134 million and $176 million, respectively, $776 million of payments for cash dividends and $264 million related to repurchases of common stock, including $140 million of stock repurchases under the repurchase plan approved in July 2010 and $124 million to satisfy tax withholding obligations of employees related to vesting of certain restricted stock awards. Cash outflows from financing activities were partially offset by cash inflows related to $44 million of excess tax benefits from vested stock-based compensation and a $10 million Merrill Lynch cash capital contribution.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at December 31, 2010 and 2009 were as follows:

	December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Cash and cash equivalents	$3,367	$4,708	($1,341)	(28%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(65)	(75)	10	13%

Subtotal	3,302	4,633	(1,331)	(29%)
2007 credit facility – undrawn(2)	2,266	2,171	95	4%
Commercial paper(3)	—	(2,034)	2,034	100%

Total liquidity	$5,568	$4,770	$798	17%

Required regulatory capital(4)	$897	$857	$40	5%

(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Excludes $134 million and $129 million of undrawn amounts at December 31, 2010 and 2009, respectively related to Lehman Commercial Paper, Inc.
(3)	The outstanding commercial paper notes that are supported by the 2007 credit facility reduce the availability of the facility.
(4)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

The $798 million increase in total liquidity during the year ended December 31, 2010 included the effects on liquidity of the following: positive operating cash flows which were partially offset by (i) cash payments of 2009 year end incentive awards, including the payments for BGI employee compensation accrual assumed in the BGI Transaction, (ii) the purchase of $315 million of Federal Reserve Bank stock, (iii) the settlement of approximately $320 million of certain non-interest bearing notes assumed in the BGI Transaction and (iv) $176 million of repayments related to convertible debt.

A significant portion of the Company’s $1,403 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Short-term Borrowings:

The following describes the Company’s short-term borrowing arrangements, which the Company has access to utilize.

2007 Credit Facility

In August 2007, the Company entered into a five-year, $2.5 billion unsecured revolving credit facility (the “2007 facility”) to provide back-up liquidity, fund ongoing working capital for general corporate purposes and to fund investment opportunities. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2010. At December 31, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.47% and a maturity date of February 28, 2011. The Company had a daily average of $100 million outstanding during the fourth quarter 2010 and a daily average of $115 million outstanding for the full year 2010.

Lehman Commercial Paper, Inc. has a $140 million participation under the 2007 facility; however, BlackRock does not expect that Lehman Commercial Paper, Inc. will honor its commitment to fund additional amounts. Bank of America, a related party prior to November 2010, has a $140 million participation under the 2007 facility.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Short-term Borrowings (continued)

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used to finance a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. At December 31, 2010 the CP Program was supported by the 2007 facility.

The Company began to issue CP Notes under the CP Program on November 4, 2009. As of December 31, 2010, BlackRock did not have any outstanding CP Notes. The Company did not have any CP Notes outstanding subsequent to September 2010 and had a daily average of $404 million CP Notes outstanding for the full year 2010.

Japan Commitment-line

In September 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At December 31, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Other Significant 2010 Cash Uses

Settlement of Acquisition Related Liabilities with Barclays

In general, as certain acquired BGI receivables are collected, the Company is required to pay Barclays approximately $342 million, which was recorded as of December 31, 2009 in due to related parties on the consolidated statement of financial condition, to settle certain non-interest bearing notes assumed in the BGI Transaction. As of December 31, 2010, the Company had repaid approximately $320 million.

Federal Reserve Bank stock

BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly-owned subsidiary of the Company, purchased $315 million of additional Federal Reserve Bank stock during the year ended December 31, 2010 pursuant to its regulatory requirements. Additional purchases of Federal Reserve Bank stock, pursuant to BTC’s regulatory requirements, may be required; however, such amounts currently are not expected to be material.

Approval to Repurchase up to 5,100,000 shares

In July 2010, BlackRock announced that its Board of Directors approved the repurchase of up to 5,100,000 shares to neutralize the dilutive effects of restricted stock units and options that have been granted to employees and which will become dilutive over the next several years. The shares are to be repurchased with management discretion on the timing of the repurchases. BlackRock’s pre-existing repurchase program established in 2006 was terminated effective with the new authorization. As of December 31, 2010, the Company had repurchased 896,102 shares in open market transactions for approximately $140 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Barclays Support of Certain Cash Funds

Barclays has provided capital support agreements to support certain cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At December 31, 2010, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.7 billion. At December 31, 2010, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary of these funds.

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

At December 31, 2010, the Company was required to maintain approximately $897 million in net capital in certain regulated subsidiaries, including BTC and entities regulated by the FSA in the United Kingdom, and were in compliance with all applicable regulatory minimum net capital requirements.

During 2011, the Company’s net capital requirements increased approximately $157 million due to increases related to certain of its European regulated legal entities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2010:

(Dollar amounts in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Contractual obligations and commitments:

Short-term borrowings:

Principal	$100	$—	$—	$—	$—	$—	$100

Convertible debentures:

Principal	67	—	—	—	—	—	67

Interest	2	—	—	—	—	—	2

Long-term borrowings:

Principal	—	500	—	1,000	—	1,700	3,200

Interest	140	140	129	129	94	288	920

Operating leases	131	117	130	115	106	903	1,502

Purchase obligations	121	30	16	5	2	—	174

Investment commitments	183	—	—	—	—	—	183

Total contractual obligations and commitments	744	787	275	1,249	202	2,891	6,148

Contingent obligations:

Contingent distribution obligations	226	226	226	—	—	—	678

Total contractual obligations, commitments and contingent obligations(1)	$970	$1,013	$501	$1,249	$202	$2,891	$6,826

(1)

As of December 31, 2010, the Company had $246 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Short-term Borrowings

At December 31, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.47% and a maturity date of February 28, 2011.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and on and after, February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60, but not less than, 30 days notice. On the contractual obligations table above, the remaining $67 million principal balance of the convertible debentures is assumed, although not determined, to be fully repaid in 2011.

Long-term Borrowings

At December 31, 2010, the principal amount of long-term borrowings was $3.2 billion. Debt service and repayment requirements are $140 million in 2011, $640 million in 2012, $129 million in 2013, $1,129 million in 2014 and $94 million in 2015.

2017 Notes

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term.

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under our CP program, which was used to finance a portion of the BGI Transaction, and for general corporate purposes. Interest on these notes of approximately $96 million per year is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million, which is being amortized over approximately a weighted 6.6 year term.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Operating Leases

The Company leases its primary office space under agreements that currently expire through 2035. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

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

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2010, the Company’s obligations primarily reflect standard service contracts for portfolio, market data, office related services and third party marketing and promotional services. Purchase obligations are recorded on the Company’s financial statements when services are provided and, as such, obligations for services not received are not included in the Company’s consolidated statement of financial condition at December 31, 2010.

In connection with the Drapers Gardens lease described above, the Company entered into a purchase obligation for construction services of approximately $67 million. The Company incurred $4 million of construction services during the year ended December 31, 2010. Substantially all of the remaining obligation of $63 million is expected to be incurred during 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Investment/Loan Commitments

At December 31, 2010, the Company had $183 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment and are therefore presented in 2011. These unfunded commitments are not recorded on the Company’s consolidated statements of financial condition. The above schedule does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite Capital, Inc. (“Anthracite”), a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is managed by a subsidiary of BlackRock. At December 31, 2010, $33.5 million of financing was outstanding and remains outstanding as of February 2011, which is past its final maturity date of March 5, 2010. At December 31, 2010, the carrying value of the collateral was estimated to be zero, which resulted in an additional $12.5 million reduction in amounts due from related parties on the Company’s consolidated statement of financial condition and an equal amount recorded in general and administrative expenses on the Company’s consolidated statements of income for the year ended December 31, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings.

Carried Interest Claw-back

As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive certain carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements. At December 31, 2010, the Company has received less than $10 million in cash that was not recorded as revenue and is subject to claw-back.

Contingent Distribution Obligations

In November 2010, BlackRock entered into a second amended and restated global distribution agreement with Merrill Lynch, which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of assets under management maintained in certain BlackRock products. The economic terms of the agreement will remain in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are satisfied. The above schedule reflects the Company’s estimated payments for 2011, which due to uncertainty of asset levels and future additional sales, has been held constant for 2011 through 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Contingent Payments Related to Business Acquisitions

In connection with the Quellos Transaction, Quellos was entitled to receive two contingent payments, subject to achieving certain investment advisory base and performance fee measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock.

During second quarter 2009, the Company determined the amount of the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, during second quarter 2009, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares based on a price of $157.33 per share.

The second contingent payment, of up to $595 million, would have been payable in cash in 2011. Quellos also was entitled to a “catch-up” payment in 2011 if certain investment advisory base fee measures were met through 2010 as the value of the first contingent payment was less than $374 million. A portion of the second contingent payment, not to exceed $90 million, would have been paid to Quellos based on factors including the continued employment of certain employees with BlackRock.

The base and performance fee measures through December 31, 2010 were not achieved, therefore, the remaining contingent payments will not occur.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Contractual Obligations, Commitments and Contingencies (continued)

The following items have not been included in the contractual obligations, commitments and contingencies table:

Compensation and Benefit Obligations

The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above primarily due to uncertainties in their payout periods. These arrangements are discussed in more detail in Notes 15, Stock-Based Compensation, and 16, Employee Benefit Plans, to the consolidated financial statements beginning on page F-1 of this Form 10-K. Accrued compensation and benefits at December 31, 2010 totaled $1,520 million and included incentive compensation of $1,220 million, deferred compensation of $89 million and other compensation and benefits related obligations of $211 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2011, while the deferred compensation obligations are payable over periods up to five years.

Separate Account Liabilities

The Company’s two wholly-owned registered life insurance companies in the United Kingdom maintain separate account assets representing segregated funds held for purposes of funding individual and group pension contracts. The net investment income and net realized and unrealized gains and losses attributable to these separate account assets accrue to the contract owners and, as such, an offsetting separate account liability is recorded. At December 31, 2010, the Company had $121.1 billion of assets and offsetting liabilities on the consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Indemnifications

In many of the Company’s contracts, including the BGI, MLIM and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s consolidated statement of financial condition at December 31, 2010. See further discussion in Note 14, Commitments and Contingencies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies as well as recent accounting developments see Note 2, Significant Accounting Policies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Consolidation of Sponsored Investment Funds and Securitization Products

Consolidation of sponsored investment funds and securitization products (collectively “investment products”) is determined pursuant to ASC 810, Consolidation. The accounting method used by the Company is dependent upon the influence the Company has over its investee, the investment product. To the extent that BlackRock can exert control over the financial and operating policies of the investment product, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, the investment product is consolidated into BlackRock’s financial statements.

For investment products in which BlackRock’s voting interest is less than 50%, an analysis is performed to determine if the investment product is a variable interest entity (“VIE”) or a voting rights entity. Upon the determination that the investment product is a VIE further analysis, as discussed below, is performed to determine if BlackRock is the primary beneficiary (“PB”) of the investment product, which would result in consolidation.

Consolidation of Variable Interest Entities

Pursuant to ASC 810-10, certain investment products for which the risks and rewards of ownership are not directly linked to voting interests may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns to determine if the investment product is a VIE. BlackRock is required to consolidate a VIE when it is deemed to be the PB, which is evaluated continuously as facts and circumstances change.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU deferred the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), to a reporting enterprise’s interest in VIEs if certain conditions are met.

The PB of a VIE that is an investment fund meeting the conditions of ASU 2010-10 is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of holding variable interests (including those of related parties). Effective January 1, 2010, the PB of a VIE that does not meet the conditions for deferral in ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Consolidation of Variable Interest Entities (continued)

Significant judgment is required in the determination of whether the Company is the PB of a VIE. If the Company, together with its related parties, is determined to be the PB of a VIE, the entity will be consolidated within BlackRock’s consolidated financial statements. In order to determine whether the Company is the PB of a VIE for entities that do meet the conditions of ASU 2010-10, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt/loan obligations (“CDOs” or “CLOs”) that do not meet the conditions of ASU 2010-10 and sponsored investment funds, which may be considered VIEs. At December 31, 2010, the Company consolidated four VIEs, including three CLOs and one sponsored private equity fund. At December 31, 2010, the following balances related to these four VIEs were consolidated on the Company’s consolidated statement of financial condition:

(Dollar amounts in millions)	CLOs	Sponsored Private Equity Fund	Total Consolidated VIEs
Assets of consolidated VIEs:
Cash and cash equivalents	$82	$11	$93
Bank loans, bonds and other investments	1,278	34	1,312
Liabilities of consolidated VIEs:
Borrowings	(1,278)	—	(1,278)
Other liabilities	(7)	—	(7)
Appropriated retained earnings	(75)	—	(75)
Non-controlling interests of consolidated VIEs	—	(45)	(45)

Total net interests in consolidated VIEs	$—	$—	$—

As of December 31, 2010, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including the three aforementioned CLOs in which BlackRock, in accordance with ASU 2009-17, was determined to be the PB, which resulted in consolidation of these VIEs in the Company’s consolidated financial statements. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLO that most significantly impact the entity’s economic performance and has the right to receive benefits that potentially could be significant to the VIE. At December 31, 2010, the Company had $1,360 million and $1,285 million in assets and liabilities, respectively, on its consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLO’s assets and liabilities. Therefore, the changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock, Inc. or its cash flows.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Consolidation of Variable Interest Entities (continued)

At of December 31, 2010, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third party relationships with other partners in the fund, which limits the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At December 31, 2010, the Company had recorded $11 million, $34 million and $45 million in cash and cash equivalents, private equity investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its consolidated statement of financial condition related to this VIE. The Company has no risk of loss with its involvement with this VIE. Therefore, the changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock, Inc.

Consolidation of Voting Rights Entities

To the extent that BlackRock maintains 50% or greater voting interest of an investment product, BlackRock is deemed to have control of the product, which results in consolidation of the product into BlackRock’s financial statements.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, the investment vehicle will be consolidated into BlackRock’s financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Consolidation of Voting Rights Entities (continued)

At December 31, 2010 and 2009, as a result of consolidation of various investment products deemed to be voting rights entities, including products where BlackRock owns 50% of greater of the voting rights of the product, under the consolidation policies described above, the Company had the following balances on its consolidated statements of financial condition:

(Dollar amounts in millions)	December 31, 2010	December 31, 2009
Cash and cash equivalents	$65	$75
Investments:
Trading investments	60	103
Other investments	337	360
Other assets	3	2
Other liabilities	(10)	(9)
Non-controlling interests	(195)	(273)

BlackRock’s net interests in consolidated investment funds	$260	$258

The Company has retained the specialized accounting of these investment funds pursuant to ASC 810-10. At December 31, 2009, the above balances included a consolidated sponsored investment fund that also was deemed a VIE at December 31, 2010 and is currently reported within assets and liabilities of consolidated VIEs on the consolidated statement of financial condition. This VIE, as well as three CLOs which are also VIEs, was excluded from the December 31, 2010 balances above as commencing in 2010 these balances are reported separately on the consolidated statement of financial condition.

Investments

Equity Method Investments

For equity investments where BlackRock does not control the investee, and where the Company is not the PB of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement including investor voting or other rights, the terms of BlackRock’s advisory agreement or other agreements with the investee, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund’s operating documents and the relationship between BlackRock and other investors in the entity.

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

At December 31, 2010, the Company had $583 million and $58 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2009 the Company had $401 million and $36 million of equity method investees reflected in investments and other assets, respectively.

Impairment of Investments

The Company’s management periodically assesses its equity method, available-for-sale, held-to-maturity and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded to the consolidated statement of income.

When the fair value of an available-for-sale security is lower than its cost or amortized cost value, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary”.

In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a period of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, a charge is recorded to the consolidated statement of income.

In making this determination for debt securities, the Company considers whether: (1) the Company has the intent to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery, or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in other comprehensive income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Impairment of Investments (continued)

For the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairments of less than $1 million, $5 million, and $8 million, respectively, related to debt securities and CDO available-for-sale investments, which were recorded in non-operating income (expense) on the consolidated statements of income.

The $5 million of impairments in 2009 included $2 million related to credit loss impairments on debt securities. The $2 million credit loss impairment in 2009 was determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security. The other-than-temporary impairments related to debt securities were due to adverse credit conditions for a debt instrument that was purchased from an enhanced cash management fund in which the Company determined that it did not have the ability to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses.

Evaluation of securities impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the Company’s consolidated statements of income.

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies, that have publicly available NAVs which in accordance with GAAP are calculated under fair value measures and are equal to the earnings of such funds), ETFs, and listed equities and certain derivatives.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

•

Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds and mutual funds valued based on net asset values where the Company has the ability to redeem at the measurement date or in the near term without redemption restrictions, restricted public securities valued at a discount, as well as over–the-counter derivatives, including interest and inflation rate swaps and foreign exchange currency contracts that have inputs to the valuations that can be generally corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Certain investments that are valued using net asset values and that are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3.

•

Level 3 assets in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, funds of hedge funds, direct private equity investments held within consolidated funds and certain held for sale real estate disposal assets.

•	Level 3 liabilities included in this category include borrowings of consolidated collateralized loan obligations valued based upon non-binding broker quotes.

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments. BlackRock’s $650 million of Level 3 investments at December 31, 2010 primarily include co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing/valuation information, including independent appraisals from third party sources; however, in some instances current valuation information for illiquid securities or securities in markets that are not active may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

Significance of Inputs

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Pricing Services and Broker Quotes

A significant amount of inputs used to value equity and debt securities are sourced from well-recognized third party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for securities that are traded in active markets and as Level 2 for other securities if the vendor uses observable inputs in determining the price. Annually, BlackRock reviews both the valuation methodology, including the general assumptions and methods used to value various asset classes, and operational process with these vendors. In addition, on a quarterly basis meetings are held with the vendors to identify any significant changes to the vendors’ process.

In addition, quotes obtained from brokers generally are non-binding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Significant Transfers Into and Out of Levels 1, 2, and 3

During the year ended December 31, 2010, the Company reclassified approximately $47 million of net investments out of Level 3 predominantly to Level 2. The majority of the net reclassifications were related to investments that Company values using a NAV (or a capital account) and it currently has the ability to redeem in the near term.

Changes in Valuation

Changes in value on $1,051 million of investments will impact the Company’s non-operating income (expense), $45 million will impact accumulated other comprehensive income, $431 million are held at cost or amortized cost and the remaining $13 million related to carried interest has no impact on non-operating income (expense). As of December 31, 2010, changes in fair value of approximately $397 million of such investments within consolidated sponsored investment funds will impact BlackRock’s net income (loss) attributable to non-controlling interests expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds is $260 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets

At December 31, 2010, the carrying amounts of the Company’s goodwill and intangible assets were as follows:

(Dollar amounts in millions)	December 31, 2010
Goodwill	$12,805
Intangible assets
Indefinite–lived
Management contracts
Mutual funds/Exchange-traded products	10,661
Other collective investment funds	3,610
Alternative investment funds	917
Trade names/trademarks	1,403
License	6
Finite–lived, net of accumulated amortization
Management contracts
Institutional/Retail separate accounts	807
Alternative investment accounts and funds	104
Other	4

Total goodwill and intangible assets	$30,317

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

The value of contracts acquired in a business acquisition to manage assets in proprietary open- and closed-end investment funds as well as collective trust funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their remaining expected useful lives, which, at December 31, 2010, ranged from 3 years to 14 years with a weighted average remaining estimated useful life of 6.3 years.

Goodwill

The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment test performed as of July 31, 2010 indicated no impairment charge was required. The Company continues to monitor its book value per share as compared to closing prices of its common stock for potential indicators of impairment. At December 31, 2010 the Company’s common stock closed at $190.58, which exceeded its book value per share of approximately $136.09 after excluding appropriated retained earnings.

Indefinite-lived and finite-lived intangibles

The Company assesses its indefinite-lived management contracts, trade names and licenses for impairment at least annually, considering various factors, including AUM growth rates, product mix, product margins, tax rates, discount rates and projected cash flows to determine whether the values of each intangible asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets is determined based on the discounted value of expected future cash flows. The fair value of finite-lived intangible assets is reviewed at least annually to determine whether circumstances exist which indicate there may be a potential impairment. In addition, if such circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment occurs. Actual results could differ from these estimates, which could materially impact the impairment conclusion.

In 2010, 2009 and 2008, the Company performed impairment tests that indicated no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

Indefinite-lived and finite-lived intangibles (continued)

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $160 million, $147 million and $146 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

BlackRock adopted the applicable provisions of ASC 740 on January 1, 2007 related to uncertainties in income taxes which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on, among other things, de-recognition of deferred tax assets and liabilities and interest and penalties on uncertain tax positions.

The application of ASC 740 requires management to make estimates of the ranges of possible outcomes, the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes, which require significant management judgment. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2010, BlackRock had $307 million of gross unrecognized tax benefits, of which $194 million, if recognized, would affect the effective tax rate.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Income Taxes (continued)

In accordance with ASC 740, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2010, the Company had net deferred tax assets of $10 million and net deferred tax liabilities of approximately $5,477 million on the consolidated statement of financial condition. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. ASC 740 requires the Company to assess whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

At December 31, 2010, the Company has recorded a deferred tax asset of $108 million for unrealized investment losses however no valuation allowance has been established because the Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain equity method investments which include fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the income statement in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 21, Income Taxes, to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivable of approximately $57 million and current income taxes payable of $157 million at December 31, 2010.

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

The Company contracts with third parties, including related parties, for various fund distribution and shareholder servicing to be performed on behalf of certain non-U.S. funds managed by the Company. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principle Agent Considerations (“ASC 605-45”), and records its investment advisory and administration fees net of retrocessions. Retrocessions for the years ended December 31, 2010, 2009 and 2008 were $831 million, $611 million and $762 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral in the form of cash and securities, generally ranging from 102% to 112% of the value of the loaned securities. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For the years ended December 31, 2010, 2009 and 2008, securities lending revenue totaled $325 million, $36 million and $25 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

The Company also may receive performance fees or incentive allocations from certain actively managed investment funds and certain separately managed accounts which are primarily alternative, equity or multi-asset class products. These performance fees generally are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement periods, which vary by product or account and could be monthly, quarterly, annually or longer. For the years ended December 31, 2010, 2009 and 2008, performance fee revenue totaled $540 million, $202 million and $177 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Revenue Recognition (continued)

In addition, the Company may receive carried interest in the form of an investment capital allocation or cash from certain alternative investment funds upon exceeding performance thresholds. However, BlackRock may be required to return all, or part, of such carried interest depending upon performance of these investment products in future periods. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments or cash to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is realized upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records realized carried interest as performance fees on its consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2010 and 2009, the Company had $23 million and $13 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of revenue, if any, for these products is unknown.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For the years ended December 31, 2010, 2009 and 2008, BlackRock Solutions and advisory revenue totaled $460 million, $477 million and $393 million, respectively.

Adjustments to revenue arising from initial estimates historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on the fair value of AUM and since the Company does not record performance revenues until performance thresholds have been exceeded and the likelihood of claw-back is mathematically improbable.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AUM Market Price Risk

BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2010, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain equity investments. At December 31, 2010, the outstanding total return swaps had an aggregate notional value of approximately $25 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Corporate Investments Portfolio Risks

At December 31, 2010, approximately $397 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	December 31, 2010	December 31, 2009	Variance
			Amount	% Change

Total investments, GAAP	$1,540	$1,049	$491	47%
Investments held by consolidated sponsored investment funds	(397)	(463)	66	14%
Net exposure to consolidated investment funds	260	258	2	1%

Total net “economic” investments	1,403	844	559	66%
Federal Reserve Bank stock	(325)	(10)	(315)	*
Carried interest	(13)	(4)	(9)	225%
Deferred compensation investments	(76)	(71)	(5)	7%
Hedged investments	(25)	(36)	11	(31%)

Total net “economic” investment exposure	$964	$723	$241	33%

* – Not applicable or the percentage is in excess of +/- 1,000%.

The net “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk

At December 31, 2010, the Company’s net exposure to market price risk in its investment portfolio was approximately $544 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include private equity and real estate investments, hedge funds and fund of funds, as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $54.4 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At December 31, 2010, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $420 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $7 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the pound sterling, euro, South Korean won and Taiwan dollars, was $118 million. A 10% adverse change in foreign exchange rates would result in approximately an $11.8 million decline in the carrying value of such investments.

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

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2011

Item 9A.	CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2010 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2011

Item 9B.	OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2010 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(1)	Amended and Restated Bylaws of BlackRock.

3.3(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.4(2)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.5(2)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.6(3)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.

4.1(4)	Specimen of Common Stock Certificate.

4.2(5)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(5)	Form of 2.625% Convertible Debentures due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(1)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(7)	Form of 6.25% Notes due 2017.

4.7(8)	Form of 2.25% Notes due 2012.

4.8(8)	Form of 3.50% Notes due 2014.

4.9(8)	Form of 5.00% Notes due 2019.

10.1(9)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(10)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +

10.3(11)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.4(12)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan. +

10.5(4)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description

10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.8(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.9(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.11(1)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.12(14)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.13(15)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.14(16)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.15(2)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.16(17)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.17(18)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.18(19)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

10.19(20)	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.20(2)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.21(21)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

Exhibit No.	Description

10.22	Third Amended and Restated Stockholder Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.23(22)	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.24(23)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.25(3)	Amended and Restated Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Bank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock.

10.26(3)	Stockholder Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BRHoldings S.à.r.l.

10.27(3)	Registration Rights Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BRHoldings S.à.r.l.

10.28(24)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(4)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(5)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3. Exhibit Index (continued)

(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(9)	Incorporated by reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed on May 13, 1999.
(10)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2010.
(11)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(13)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(14)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(15)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(16)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(17)	Incorporated by reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed on June 9, 2006.
(18)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 17, 2010.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(24)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/S/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2011

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

Signature	Title	Date

/S/ LAURENCE D. FINK	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011
Laurence D. Fink

/S/ ANN MARIE PETACH	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2011
Ann Marie Petach

/S/ JOSEPH FELICIANI, JR.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011
Joseph Feliciani, Jr.

/S/ ABDLATIF Y. AL-HAMAD	Director	February 28, 2011
Abdlatif Y. Al-Hamad

/S/ MATHIS CABIALLAVETTA	Director	February 28, 2011
Mathis Cabiallavetta

/S/ DENNIS D. DAMMERMAN	Director	February 28, 2011
Dennis D. Dammerman

/S/ WILLIAM S. DEMCHAK	Director	February 28, 2011
William S. Demchak

/S/ ROBERT E. DIAMOND, JR.	Director	February 28, 2011
Robert E. Diamond, Jr.

/S/ KENNETH B. DUNN	Director	February 28, 2011
Kenneth B. Dunn

/S/ MURRY S. GERBER	Director	February 28, 2011
Murry S. Gerber

/S/ JAMES GROSFELD	Director	February 28, 2011
James Grosfeld

/S/ ROBERT S. KAPITO	Director	February 28, 2011
Robert S. Kapito

/S/ DAVID H. KOMANSKY	Director	February 28, 2011
David H. Komansky

/S/ SALLIE L. KRAWCHECK	Director	February 28, 2011
Sallie L. Krawcheck

SIGNATURES (continued)

/S/ MARK D. LINSZ	Director	February 28, 2011
Mark D. Linsz

/S/ SIR DERYCK MAUGHAN	Director	February 28, 2011
Sir Deryck Maughan

/S/ THOMAS H. O’BRIEN	Director	February 28, 2011
Thomas H. O’Brien

/S/ LINDA GOSDEN ROBINSON	Director	February 28, 2011
Linda Gosden Robinson

/S/ JAMES E. ROHR	Director	February 28, 2011
James E. Rohr

/S/ IVAN G. SEIDENBERG	Director	February 28, 2011
Ivan G. Seidenberg

/S/ JOHN S. VARLEY	Director	February 28, 2011
John S. Varley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2011

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

	December 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$3,367	$4,708
Accounts receivable	2,095	1,718
Due from related parties	150	189
Investments	1,540	1,049
Assets of consolidated variable interest entities
Cash and cash equivalents	93	—
Bank loans and other investments	1,312	—
Separate account assets	121,137	119,629
Collateral held under securities lending agreements	17,638	19,335
Deferred sales commissions, net	66	103
Property and equipment (net of accumulated depreciation of $426 and $303 at December 31, 2010 and 2009, respectively)	428	443
Intangible assets (net of accumulated amortization of $615 and $466 at December 31, 2010 and 2009, respectively)	17,512	17,666
Goodwill	12,805	12,680
Other assets	316	604

Total assets	$178,459	$178,124

Liabilities
Accrued compensation and benefits	$1,520	$1,482
Accounts payable and accrued liabilities	1,068	840
Due to related parties	57	505
Short-term borrowings	100	2,234
Liabilities of consolidated variable interest entities
Borrowings	1,278	—
Other liabilities	7	—
Convertible debentures	67	243
Long-term borrowings	3,192	3,191
Separate account liabilities	121,137	119,629
Collateral liability under securities lending agreements	17,638	19,335
Deferred income tax liabilities	5,477	5,571
Other liabilities	584	492

Total liabilities	152,125	153,522

Commitments and contingencies (Note 14)

Temporary equity
Redeemable non-controlling interests	6	49

BlackRock, Inc.

Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

	December 31,	December 31,
	2010	2009
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	1	1

Shares authorized: 500,000,000 at December 31, 2010 and 2009; Shares issued: 131,923,624 and 62,776,777 at December 31, 2010 and 2009, respectively; Shares outstanding: 131,216,561 and 61,896,236 at December 31, 2010 and 2009, respectively;

Series B non-voting participating preferred stock, $0.01 par value;	1	1
Shares authorized: 150,000,000 at December 31, 2010 and 2009; Shares issued and outstanding: 57,108,553 and 112,817,151 at December 31, 2010 and 2009, respectively;
Series C non-voting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2010 and 2009; Shares issued and outstanding: 2,866,439 and 2,889,467 at December 31, 2010 and 2009, respectively;
Series D non-voting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 20,000,000 at December 31, 2010 and 2009; Shares issued and outstanding: 0 and 11,203,442 at December 31, 2010 and 2009, respectively;
Additional paid-in capital	22,502	22,127
Retained earnings	3,723	2,436
Appropriated retained earnings	75	—
Accumulated other comprehensive loss	(96)	(96)
Escrow shares, common, at cost (3,603 and 868,940 shares held at December 31, 2010 and 2009, respectively)	(1)	(137)
Treasury stock, common, at cost (703,460 and 11,601 shares held at December 31, 2010 and 2009, respectively)	(111)	(3)

Total BlackRock, Inc. stockholders’ equity	26,094	24,329
Nonredeemable non-controlling interests	189	224
Nonredeemable non-controlling interests of consolidated variable interest entities	45	—

Total permanent equity	26,328	24,553

Total liabilities, temporary equity and permanent equity	$178,459	$178,124

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

	Year ended
	December 31,
	2010	2009	2008
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$4,893	$2,616	$2,962
Other third parties	2,397	1,210	1,295

Total investment advisory, administration fees and securities lending revenue	7,290	3,826	4,257
Investment advisory performance fees	540	202	177
BlackRock Solutions and advisory	460	477	393
Distribution fees	116	100	139
Other revenue	206	95	98

Total revenue	8,612	4,700	5,064

Expenses
Employee compensation and benefits	3,097	1,802	1,815
Distribution and servicing costs
Related parties	226	368	495
Other third parties	182	109	96
Amortization of deferred sales commissions	102	100	130
Direct fund expenses	493	95	86
General and administration	1,354	779	665
Restructuring charges	—	22	38
Amortization of intangible assets	160	147	146

Total expenses	5,614	3,422	3,471

Operating income	2,998	1,278	1,593

Non-operating income (expense)
Net gain (loss) on investments	179	42	(573)
Net gain (loss) on consolidated variable interest entities	(35)	—	—
Interest and dividend income	29	20	65
Interest expense	(150)	(68)	(69)

Total non-operating income (expense)	23	(6)	(577)

Income before income taxes	3,021	1,272	1,016
Income tax expense	971	375	387

Net income	2,050	897	629
Less:
Net income (loss) attributable to redeemable non-controlling interests	3	2	(1)
Net income (loss) attributable to nonredeemable non-controlling interests	(16)	20	(154)

Net income attributable to BlackRock, Inc.	$2,063	$875	$784

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$10.67	$6.24	$5.86
Diluted	$10.55	$6.11	$5.78
Cash dividends declared and paid per share	$4.00	$3.12	$3.12

Weighted-average common shares outstanding:
Basic	190,554,510	136,669,164	129,543,443
Diluted	192,692,047	139,481,449	131,376,517

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

	Year ended
	December 31,
	2010	2009	2008
Net income	$2,050	$897	$629
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax
Unrealized holding gains (losses), net of tax	3	(4)	(14)
Less: reclassification adjustment included in net income	1	(19)	5

Net change from available-for-sale investments, net of tax (1)	2	15	(19)
Minimum pension liability adjustment	(1)	1	(1)
Foreign currency translation adjustments	(1)	74	(237)

Comprehensive income	2,050	987	372
Less: Comprehensive income (loss) attributable to non-controlling interests	(13)	22	(155)

Comprehensive income attributable to BlackRock, Inc.	$2,063	$965	$527

(1)	The tax benefit (expense) on unrealized holding gains (losses) was ($2), ($8) and $8 in 2010, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2007	$10,287	$1,615	$—	$71	($188)	($184)	$11,601	$549	$—	$12,150	$29
Net income	—	784	—	—	—	—	784	(154)	—	630	(1)
Dividends paid, net of dividend expense for unvested RSUs	—	(417)	—	—	—	—	(417)	—	—	(417)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	45	—	45	—	—	45	—
Stock-based compensation	278	—	—	—	—	1	279	—	—	279	—
PNC LTIP capital contribution	4	—	—	—	—	—	4	—	—	4	—
Net issuance of common shares related to employee stock transactions	(140)	—	—	—	—	125	(15)	—	—	(15)	—
Net tax benefit (shortfall) from stock-based compensation	55	—	—	—	—	—	55	—	—	55	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	—	36	—	36	(243)
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(203)	—	(203)	481
Other change in non-controlling interests	—	—	—	—	—	—	—	(3)	—	(3)	—
Foreign currency translation adjustments	(10)	—	—	(237)	—	—	(247)	—	—	(247)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	(19)	—	—	(19)	—	—	(19)	—

December 31, 2008	$10,474	$1,982	$—	($186)	($143)	($58)	$12,069	$225	$—	$12,294	$266

See accompanying notes to consolidated financial statements.

(1)	Includes $1 of common stock at December 31, 2008.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2008	$10,474	$1,982	$—	($186)	($143)	($58)	$12,069	$225	$—	$12,294	$266
Net income	—	875	—	—	—	—	875	20	—	895	2
Dividends paid, net of dividend expense for unvested RSUs	—	(421)	—	—	—	—	(421)	—	—	(421)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	6	—	6	—	—	6	—
Stock-based compensation	316	—	—	—	—	1	317	—	—	317	—
Issuance of shares to Barclays	8,529	—	—	—	—	—	8,529	—	—	8,529	—
Issuance of shares to institutional investors	2,800	—	—	—	—	—	2,800	—	—	2,800	—
Issuance of common shares for contingent consideration	43	—	—	—	—	—	43	—	—	43	—
PNC LTIP capital contribution	6	—	—	—	—	—	6	—	—	6	—
Merrill Lynch capital contribution	25	—	—	—	—	—	25	—	—	25	—
Net issuance of common shares related to employee stock transactions	(78)	—	—	—	—	54	(24)	—	—	(24)	—
Net tax benefit (shortfall) from stock-based compensation	14	—	—	—	—	—	14	—	—	14	—
Minimum pension liability adjustment	—	—	—	1	—	—	1	—	—	1	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	—	(8)	—	(8)	(247)
Net consolidations (deconsolidations) of sponsored investment funds(2)	—	—	—	—	—	—	—	(9)	—	(9)	28
Other change in non-controlling interests	—	—	—	—	—	—	—	(4)	—	(4)	—
Foreign currency translation adjustments	—	—	—	74	—	—	74	—	—	74	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	15	—	—	15	—	—	15	—

December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49

See accompanying notes to consolidated financial statements.

(1)	Includes $1 of common stock at December 31, 2009 and 2008, respectively and $1 of preferred stock at December 31, 2009.
(2)	Includes $12 of redeemable non-controlling interests acquired in the BGI Transaction on December 1, 2009.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	2,063	—	—	—	—	2,063	19	(35)	2,047	3
Allocation of losses of consolidated collateralized loan obligations	—	—	(39)	—	—	—	(39)	—	39	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(776)	—	—	—	—	(776)	—	—	(776)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	136	—	136	—	—	136	—
Stock-based compensation	444	—	—	—	—	1	445	—	—	445	—
PNC LTIP capital contribution	5	—	—	—	—	—	5	—	—	5	—
Merrill Lynch capital contribution	10	—	—	—	—	—	10	—	—	10	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Net issuance of common shares related to employee stock transactions	(202)	—	—	—	—	93	(109)	—	—	(109)	—
Other stock repurchases	—	—	—	—	—	(140)	(140)	—	—	(140)	—
Convertible debt conversions, net of tax	(54)	—	—	—	—	66	12	—	—	12	—
Net tax benefit (shortfall) from stock-based compensation	44	—	—	—	—	—	44	—	—	44	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions/(redemptions/distributions)—non-controlling interest holders	—	—	—	—	—	—	—	(6)	(8)	(14)	124
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(170)
Other changes in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—
Foreign currency translation adjustments	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Change in net unrealized gains (losses) from available-for-sale investments, net of tax	—	—	—	2	—	—	2	—	—	2	—

December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6

See accompanying notes to consolidated financial statements.

(1)	Includes $1 of common stock and $1 of preferred stock at December 31, 2010 and 2009, respectively.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$2,050	$897	$629
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	310	239	236
Amortization of deferred sales commissions	102	100	130
Stock-based compensation	445	317	278
Deferred income tax expense (benefit)	3	(89)	(234)
Net (gains) losses on non-trading investments	(62)	(20)	216
Purchases of investments within consolidated funds	(26)	(41)	(127)
Proceeds from sales and maturities of investments within consolidated funds	54	285	342
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(45)	—	—
Net (gains) losses within consolidated VIEs	35	—	—
Net (purchases)/proceeds within consolidated VIEs	44	—	—
(Earnings) losses from equity method investees	(141)	(30)	294
Distributions of earnings from equity method investees	14	18	28
Other adjustments	(1)	3	13
Changes in operating assets and liabilities:
Accounts receivable	(364)	(223)	339
Due from related parties	45	159	(112)
Deferred sales commissions	(65)	(68)	(90)
Investments, trading	(118)	(53)	265
Other assets	236	(50)	115
Accrued compensation and benefits	52	(218)	(237)
Accounts payable and accrued liabilities	164	165	(227)
Due to related parties	(356)	(10)	7
Other liabilities	112	18	51

Cash flows from operating activities	2,488	1,399	1,916

Cash flows from investing activities
Purchases of investments	(656)	(73)	(417)
Purchases of assets held for sale	(1)	(2)	(59)
Proceeds from sale of disposal group	2	—	41
Proceeds from sales and maturities of investments	181	260	122
Distributions of capital from equity method investees	53	89	15
Net consolidations (deconsolidations) of sponsored investment funds	(52)	27	(3)
Acquisitions, net of cash acquired, and contingent payments	(23)	(5,755)	(16)
Purchases of property and equipment	(131)	(65)	(77)

Cash flows from investing activities	(627)	(5,519)	(394)

BlackRock, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

	Year ended December 31,
	2010	2009	2008
Cash flows from financing activities
Repayments of short-term borrowings	(2,134)	—	(400)
Proceeds from short-term borrowings	—	2,034	300
Repayments of long-term borrowings	—	—	(1)
Repayments of convertible debt	(176)	(7)	—
Proceeds from long-term borrowings	—	2,495	—
Cash dividends paid	(776)	(422)	(419)
Proceeds from stock options exercised	10	18	24
Proceeds from issuance of common stock	6	2,804	6
Repurchases of common stock	(264)	(46)	(46)
Merrill Lynch capital contribution	10	25	—
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	110	(255)	(207)
Excess tax benefit from stock-based compensation	44	33	59
Net borrowings/(repayment of borrowings) by consolidated sponsored investment funds	—	70	(203)

Cash flows from financing activities	(3,170)	6,749	(887)

Effect of exchange rate changes on cash and cash equivalents	(32)	47	(259)

Net increase in cash and cash equivalents	(1,341)	2,676	376
Cash and cash equivalents, beginning of year	4,708	2,032	1,656

Cash and cash equivalents, end of year	$3,367	$4,708	$2,032

Supplemental disclosure of cash flow information is as follows:
Cash paid for:
Interest	$146	$52	$63
Interest on borrowings of consolidated VIEs	$53	$—	$—
Income taxes	$583	$503	$644

Supplemental schedule of non-cash investing and financing transactions is as follows:
Issuance of common stock	$266	$767	$136
Issuance of preferred stock	$—	$7,842	$—
Increase (decrease) in non-controlling interests due to net consolidation/(deconsolidation) of sponsored investment funds	($170)	$7	$280

Contingent common stock payment related to Quellos transaction	$—	$43	$—
Increase (decrease) in borrowings due to consolidation of VIEs	$1,157	$—	$—

Common stock released from escrow agent in connection with Quellos transaction	$136	$6	$45

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

1. Introduction and Basis of Presentation

Business

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

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

On November 15, 2010, Bank of America and PNC sold 58,737,122 shares of BlackRock’s common stock, which included 56,407,040 shares of common stock that converted from non-voting preferred stock. In connection with this transaction, BlackRock entered into an exchange agreement with PNC pursuant to which PNC agreed to exchange 11,105,000 shares of BlackRock non-voting preferred stock they held for common stock.

On December 31, 2010, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock (1)
PNC	25.3%	20.3%
Barclays	2.3%	19.6%
Bank of America/Merrill Lynch	0.0%	7.1%
Other	72.4%	53.0%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock only.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

1. Introduction and Basis of Presentation (continued)

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests on the consolidated statements of financial condition include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

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

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities, at date of purchase, of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated sponsored investment funds are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Effective January 1, 2010, cash balances maintained by consolidated variable interest entities are included in assets of consolidated variable interest entities on the consolidated statements of financial condition.

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

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income (expense) on the consolidated statements of income during the period of the change.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Investments (continued)

Available-for-sale securities are those securities that are not classified as trading or held-to-maturity securities. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income (expense) on the Company’s consolidated statements of income.

Held-to-maturity debt securities are recorded at amortized cost on the consolidated statements of financial condition.

Equity Method

For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary of a variable interest entity (“VIE”), but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income or loss on investment funds is recorded as net gain (loss) on investments within non-operating income (expense) and as other revenue for operating advisory company investments since such companies are considered to be an extension of BlackRock’s core business. The net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the statement of financial condition. Distributions received from the investment reduce the Company’s investment balance.

Cost Method

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income (expense).

Impairments

The Company’s management periodically assesses its equity method, available-for-sale and cost method of accounting investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using fair values, where available, or the expected future cash flows of the investment. If the discounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded in non-operating income (expense) on the consolidated statements of income.

When the fair value of available-for-sale securities is lower than its cost, the Company evaluates the securities to determine whether the impairment is considered to be “other-than-temporary.”

In making this determination, for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income (expense) on the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Investments (continued)

Impairments (continued)

In making this determination for debt securities, the Company considers whether: (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security, but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in other comprehensive income.

Consolidation

The accounting method used for the Company’s equity investments is dependent upon the influence the Company has over its investee, the investment product. To the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, the investee is consolidated into BlackRock’s financial statements.

For investment products in which BlackRock’s voting interest is less than 50%, an analysis is performed to determine if the investment product is a variable interest entity (“VIE”) or a voting rights entity. Upon the determination that the investment product is a VIE further analysis, as discussed below, is performed to determine if BlackRock is the primary beneficiary (“PB”) of the investment product, which would result in consolidation.

Consolidation of Variable Interest Entities

Pursuant to ASC 810-10, Consolidation (“ASC 810-10”), certain investment products for which the risks and rewards of ownership are not directly linked to voting interests, may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns to determine if the investment product is a VIE. BlackRock is required to consolidate a VIE when it is deemed to be the PB, which is evaluated continuously as facts and circumstances change.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167 (“SFAS No. 167”), Amendments to FASB Interpretation No. 46(R), to a reporting enterprise’s interest in VIEs if certain conditions are met. See Accounting Policies Adopted in the Year Ended December 31, 2010 below for more information.

The PB of a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.

The PB of a VIE that meets the conditions of ASU 2010-10 is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Consolidation (continued)

Consolidation of Voting Rights Entities

To the extent that BlackRock maintains 50% or greater voting interest of an investment product, BlackRock is deemed to have control of the product, which results in consolidation of the product into BlackRock’s financial statements.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, the investment vehicle will be consolidated into BlackRock’s financial statements.
From time to time, the Company will maintain a controlling interest in a sponsored investment fund. All of the underlying investments held by consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in non-operating income (expense) on the Company’s consolidated statements of income. In the absence of a publicly available market value, the fair value for such underlying investments is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the fund’s net asset value. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another investment accounting method. In addition, changes in fair value of certain illiquid investments held by these funds, including direct investments in equity or debt securities of privately held companies and certain real estate products, are recorded based upon the most current information available at the time, which may precede the date of the statement of financial condition

Upon consolidation of various sponsored investment funds on the Company’s consolidated statements of financial condition, the Company retains the specialized accounting principles of the underlying funds pursuant to ASC 810-10.

Separate Account Assets and Liabilities

Two wholly-owned subsidiaries of the Company in the United Kingdom are registered life insurance companies that maintain separate accounts representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The separate account assets are not subject to general claims of the creditors of BlackRock. These accounts and the related liabilities are recorded as separate account assets and separate account liabilities on the Company’s consolidated statements of financial condition in accordance with the ASC 944-80, Financial Services – Separate Accounts.

The net investment income and net realized and unrealized gains and losses attributable to separate account assets supporting individual and group pension contracts accrue directly to the contract owner and are not reported as revenue or non-operating income (expense) on the consolidated statements of income. Policy administration and management fees associated with separate account products are included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Collateral Assets Held and Liabilities Under Securities Lending Agreements

The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by the life insurance companies are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on its consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At December 31, 2010 and 2009, the fair value of loaned securities held by separate account assets was approximately $16.1 billion and $18.0 billion, respectively, and the collateral held under these securities lending agreements was approximately $17.6 billion and $19.3 billion, respectively. During the years ended December 31, 2010 and 2009, the Company had not sold or re-pledged any of the collateral received under these arrangements.

Deferred Sales Commissions

The Company holds the rights to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The carrying value of these deferred mutual fund commissions is being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares, which are recorded within distribution fees on the consolidated statements of income. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred sales commission is expensed.

The Company periodically reviews the carrying value of deferred commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for the years ended December 31, 2010, 2009 or 2008.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Property and Equipment (continued)

Software Costs

BlackRock develops a variety of risk management, investment analytic and investment system services for internal use, utilizing proprietary software that is hosted and maintained by BlackRock. The Company follows ASC 350-40, Internal-Use Software (“ASC 350-40”). ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized beginning when the software project is complete and put into production over the estimated useful life of the software of three years.

Goodwill and Intangible Assets

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. The value of an assembled workforce is subsumed in goodwill as is it not a separable identifiable intangible asset. Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets. The value of contracts to manage assets in proprietary open-end funds, closed-end funds and collective trust funds without a specified termination date is classified as an indefinite-lived intangible asset. The assignment of indefinite lives to such contracts primarily is based upon the following: a) the assumption that there is no foreseeable limit on the contract period to manage these funds; b) the Company expects to, and has the ability to, continue to operate these products indefinitely; c) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; d) current competitive factors and economic conditions do not indicate a finite life; and e) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The value of contracts for separately managed accounts and certain alternative funds which have finite lives are amortized over the expected life of the contracts.

The Company assesses its goodwill, indefinite-lived management contracts, trade names/trademarks and licenses for impairment at least annually. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. In its assessment of indefinite-lived management contracts and trade names/trademarks, the Company considers various factors including assets under management, product mix, operating margins, tax rates, discount rates and projected cash flows to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-lived intangible assets is determined based on the discounted value of expected future cash flows.

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

2. Significant Accounting Policies (continued)

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

During the year ended December 31, 2010, the disposal group assets were sold and the liabilities were settled. At December 31, 2009, the Company held disposal group assets of $46 million which were reported in other assets and related liabilities of $45 million which were reported in other liabilities on its consolidated statements of financial condition. During the year ended December 31, 2009, the Company recorded a net loss of $2 million, within non-operating income (expense) on its consolidated statements of income related to the disposal group and did not record any adjustments in 2010.

Convertible Debt Instruments

In accordance with the provisions within ASC 470-20, Debt (“ASC 470-20”), issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount, which is amortized as interest expense over the expected life of the liability. See Note 13, Borrowings, for further discussion on the Company’s convertible debentures.

Non-controlling Interests

According to the requirements within ASC 810-10, the Company reports non-controlling interests as equity, separate from the parent’s equity, on the consolidated statements of financial condition. In addition, the Company’s consolidated net income on the consolidated statements of income includes the income/(loss) attributable to non-controlling interest holders of the Company’s consolidated sponsored investment funds and collateralized loan obligations (“CLOs”). Income/(loss) attributable to non-controlling interests are not adjusted for income taxes for consolidated sponsored investment funds and CLOs that are treated as pass-through entities for tax purposes.

Classification and Measurement of Redeemable Securities

The provisions of ASC 480-10, Distinguishing Liabilities from Equity, require temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder. The Company includes redeemable non-controlling interests related to certain consolidated sponsored investment funds in temporary equity on the Company’s consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Appropriated Retained Earnings

Upon adoption of ASU 2009-17, BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings. See Accounting Policies Adopted in the Year Ended December 31, 2010 below for more information.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the average cost method.

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of the assets under management (“AUM”) or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, and has recorded its management fees net of retrocessions. Retrocessions for the years ended December 31, 2010, 2009 and 2008 were $831 million, $611 million and $762 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

The Company also earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The revenue earned on the collateral is shared between the Company and funds or other third-party accounts managed by the Company from which the securities are borrowed.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

Performance Fees

The Company receives performance fees or an incentive allocation from alternative investment products and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product or account.

The Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock maybe required to return all, or part, of such carried interest depending upon future performance of these investments. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments, or cash to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is realized upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable. The Company records realized carried interest as performance fees on its consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria. At December 31, 2010 and 2009, the Company had $23 million and $13 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

BlackRock Solutions and Advisory

BlackRock provides a variety of risk management, investment analytic, enterprise investment system and financial markets advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services, valuation of illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM and (iii) performance fees if contractual thresholds are met. The fees earned for BlackRock Solutions and advisory services are recorded in BlackRock Solutions and advisory on the consolidated statements of income.

Other Revenue

The Company earns fees for transition management services comprised of referral fees or agency commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of the Company’s customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur and are reflected in other revenue on the consolidated statements of income.

The Company earns commissions revenue upon the sale of unit trusts and Class A mutual funds. Revenue is recorded at the time of the sale of the product.

Other revenue also includes equity method investment earnings related to operating advisory company investments and marketing fees earned for services to distribute Barclays iPath products, which are related to exchange-traded notes issued by Barclays.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Stock-based Compensation

The Company applies the requirements within ASC 718-10, Compensation – Stock Compensation (“ASC 718-10”), which establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock award.

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

The Company pays cash dividend equivalents that are not subject to vesting on outstanding restricted stock units (“RSUs”) granted prior to 2009. ASC 718-10 requires dividend equivalents on RSUs expected to be forfeited to be included in compensation and benefits expense. Dividend equivalents on participating shares expected to vest are recorded in retained earnings.

Distribution and Servicing Costs

Distribution and servicing costs include payments to third parties and affiliates, including Bank of America/Merrill Lynch, PNC and Barclays, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed when incurred.

Direct Fund Expenses

Direct fund expenses, which are expensed as incurred, primarily consist of third party non-advisory expenses incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund related expenses directly attributable to the non-advisory operations of the fund.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Leases

The Company accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Foreign Exchange

Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income. For the years ended December 31, 2010, 2009 and 2008, the Company recorded gains/(losses) from foreign currency transactions of $6 million, ($11) million and $50 million, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to income tax expense on the Company’s consolidated statements of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Excess tax benefits and shortfalls related to stock-based compensation are recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between the recorded tax benefit and tax return benefit. At December 31, 2010 and 2009, BlackRock had excess additional paid-in capital credits to absorb potential future deficits between recorded tax benefits and tax return benefits.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Earnings per Share (“EPS”)

EPS is calculated pursuant to the two-class method as defined in ASC 260-10, Earnings per Share (“ASC 260-10”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period using the two-class method.

Due to the similarities in terms among BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers each series of non-voting participating preferred stock to be common stock equivalents for purposes of earnings per common share calculations.

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

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in ASC 280-10, Segment Reporting (“ASC 280-10”).

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Business Combinations

The Company accounts for business combinations in accordance with the requirements of ASC 805, Business Combinations (“ASC 805”). The fundamental requirement of ASC 805 is that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The provisions within ASC 805 further define the acquirer, establish the acquisition date and broaden the scope of transactions that qualify as business combinations.

Additionally, the requirements within ASC 805 change the fair value measurement provisions for assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provide guidance for the measurement of fair value in a step acquisition, change the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provide guidance on recognition and measurement of contingent consideration and require that acquisition-related costs of the acquirer generally be expensed as incurred. Reversal of valuation allowances related to acquired deferred tax assets and changes to liabilities for unrecognized tax benefits related to tax positions assumed in business combinations that settled prior to the adoption of the new requirements within ASC 805 affected goodwill. If such valuation allowances reverse or liabilities change subsequent to the adoption of the new requirements within ASC 805, such changes will affect the income tax provision in the period of reversal or change.

The Company adopted the requirements within ASC 805 on January 1, 2009. The adoption of the new requirements within ASC 805 impacted the Company’s consolidated financial statements for the year ended December 31, 2009 as the Company completed its acquisition of BGI during 2009 and certain acquisition related costs were expensed as incurred.

In addition, in accordance with the requirements of ASC 805, certain line items on the consolidated statement of financial condition, including goodwill, intangible assets, and deferred tax liabilities, have been retrospectively adjusted as of December 31, 2009 to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date. See Note 3, Mergers and Acquisitions, for a summary of the changes in 2010 to the BGI purchase price allocation.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs

The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. See Accounting Policies Adopted in the Year Ended December 31, 2010 below for more information on additional fair value disclosure requirements adopted in 2010.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies, that have publicly available NAVs which in accordance with GAAP are calculated under fair value measures and are equal to the earnings of such funds), ETFs, equities and certain derivatives.

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As a practical expedient, the Company relies on the net asset values (“NAVs”) (or its equivalents) of certain investments as their fair value.

•

Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds and mutual funds valued based on NAV where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over the counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Certain investments that are valued using a NAV and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3.

•

Level 3 assets in this category include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans and certain held for sale real estate disposal assets.

•

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

•	Level 3 liabilities included in this category include borrowings of consolidated collateralized loan obligations valued based upon non-binding single broker quotes.

Significance of Inputs

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In 2010, the Company elected the fair value option for certain assets and liabilities of consolidated CLOs. See Accounting Policies Adopted in the Year Ended December 31, 2010 below for more information.

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

The methods and assumptions are set forth below:

•

Cash and cash equivalents are carried at either cost or amortized cost which approximates fair value due to their short term maturities. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the net asset value of the fund.

•	The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities.

•

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on net asset values (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, the industry of the investment, market indices or valuation services from third party service providers. At December 31, 2010, with the exception of certain equity and cost method investments and carried interest that are not accounted for under a fair value measure, the carrying value of investments approximated fair value. See Note 7, Fair Value Disclosures, for further discussion.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities

ASC 815-10, Derivatives and Hedging (“ASC 815-10”), establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. ASC 815-10 generally requires an entity to recognize all derivatives as either assets or liabilities on the consolidated statements of financial condition and to measure those investments at fair value.

The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging (a) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities and (b) market exposures for certain investments. The Company may also use derivatives within separate account assets and liabilities, which are segregated funds held for purposes of funding individual and group pension contracts, or in connection with capital support agreements with affiliated investment companies. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are recognized in current earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the consolidated statements of income.

Comprehensive Income Attributable to BlackRock

Subsequent to the issuance of BlackRock’s second quarter 2010 Form 10-Q, filed with the SEC on August 6, 2010, the Company determined that pursuant to ASC 810, it should have presented the amount of comprehensive income attributable to non-controlling interests and comprehensive income attributable to BlackRock on its consolidated statements of comprehensive income and it mislabeled total comprehensive income as being attributable to BlackRock. The affected periods include each of the two years in the period ended December 31, 2009. The accompanying Consolidated Statements of Comprehensive Income for years ended December 31, 2009 and 2008 have been corrected to include the required information as the Company believes this correction was not material to the consolidated financial statements taken as a whole.

Subsequent Events

The Company discloses subsequent events in accordance with ASC 855-10, Subsequent Events (“ASC 855-10”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. See Note 25, Subsequent Events, for further discussion.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Year Ended December 31, 2010

New Consolidation Guidance for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, which amended the consolidation guidance for VIEs. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the PB of a VIE, which requires that the PB have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE, and (3) the requirement to continually reassess the PB of a VIE.

In February 2010, the FASB issued ASU 2010-10. This ASU defers the application of SFAS No. 167 for a reporting enterprise’s interest in an entity if all of the following conditions are met:

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

In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with the requirements of Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments in ASU 2010-10 clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria for determining whether a decision maker or service provider fee represents a variable interest.

An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on variable interest entities in ASC 810, (before its amendment by SFAS No. 167) or other applicable consolidation guidance, including guidance for the consolidation of partnerships in ASC 810. The amendment does not defer the disclosure requirements of ASU 2009-17.

On January 1, 2010, upon adoption of ASU 2009-17, the Company determined it was the PB of three CLOs, which resulted in consolidation of these CLOs on the Company’s consolidated financial statements. Upon consolidation, the Company elected the fair value option for eligible financial assets and liabilities to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications. Upon adoption of the provisions of ASU 2009-17, the Company recorded a cumulative effect adjustment to appropriated retained earnings of $114 million.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Year Ended December 31, 2010 (continued)

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amended ASC 820-10 to require new disclosures with regards to significant transfers into and out of Levels 1 and 2. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. The adoption on January 1, 2010 of the additional disclosure requirements of ASU 2010-06 did not materially impact BlackRock’s financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

Additional Level 3 Fair Value Rollforward Disclosures

In addition, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and other settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the additional Level 3 rollforward disclosure requirements is not expected to materially impact BlackRock’s financial statement disclosures.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

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

The shares of capital stock issued to Barclays pursuant to the BGI Transaction represented approximately 4.8% of the outstanding shares of common stock and approximately an aggregate 19.8% economic interest in BlackRock immediately following the closing of the transaction. Barclays generally is restricted from purchasing additional shares of BlackRock common or preferred stock if it would result in Barclays holding more than 4.9% of the total voting power of BlackRock or more than 19.9% of the total capital stock of BlackRock on a fully diluted basis. In addition, after the close of the BGI Transaction, Barclays was restricted from transferring 100% of its BlackRock capital stock for one year after closing and 50% of its BlackRock capital stock for the second year, without the prior written consent of BlackRock.

The cash portion of the purchase price was funded through a combination of existing cash, issuance of short-term debt backed by a short-term credit facility which was arranged by Barclays, a related party, and subsequently terminated upon the issuance of long-term notes in December 2009, and proceeds from the private issuance of 19,914,652 shares of common and preferred stock, at a price of $140.60, to a group of institutional investors, including PNC.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

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

A summary of the initial and revised fair values of the assets acquired and liabilities and non-controlling interests assumed on December 1, 2009 in this acquisition is as follows:

(Dollar amounts in millions)	Initial Estimate of Fair Value	Purchase Price Adjustments	Revised Estimate of Fair Value
Accounts receivable	$593	($12)	$581
Investments	125	—	125
Separate account assets	116,301	—	116,301
Collateral held under securities lending agreements	23,498	—	23,498
Property and equipment	205	(2)	203
Finite-lived intangible management contracts (intangible assets)	163	(7)	156
Indefinite-lived intangible management contracts (intangible assets)	9,785	25	9,810
Trade names / trademarks (indefinite-lived intangible assets)	1,403	—	1,403
Goodwill	6,842	110	6,952
Other assets	366	16	382
Separate account liabilities	(116,301)	—	(116,301)
Collateral liability under securities lending agreements	(23,498)	—	(23,498)
Deferred income tax liabilities	(3,799)	(45)	(3,844)
Accrued compensation and benefits	(885)	—	(885)
Other liabilities assumed	(660)	(85)	(745)
Non-controlling interest assumed	(12)	—	(12)

Total consideration, net of cash acquired	$14,126	$—	$14,126

Summary of consideration, net of cash acquired:
Cash paid	$6,650	$—	$6,650
Cash acquired	(1,055)	—	(1,055)
Capital stock at fair value	8,531	—	8,531

Total cash and stock consideration	$14,126	$—	$14,126

The fair value of BGI finite-lived management contracts consists primarily of separate accounts and custom segregated funds and the fair value of BGI indefinite-lived management contracts primarily consists of exchange-traded funds, collective investment trusts and other investment funds.

Finite-lived management contracts have a weighted-average estimated useful life of approximately 10 years and are amortized using the straight-line method.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

3. Mergers and Acquisitions (continued)

Barclays Global Investors (continued)

The fair value of acquired trade names/trademarks was determined using a royalty rate based primarily on normalized marketing and promotion expenditures to develop and support the brands globally.

Helix Financial Group LLC

In January 2010, the Company completed the acquisition of substantially all of the net assets of Helix Financial Group LLC, which provides advisory, valuation and analytics solutions to commercial real estate lenders and investors (the “Helix Transaction”). The assets acquired and liabilities assumed, as well as the total consideration paid for the acquisition, were not material to the Company’s consolidated financial statements.

Primasia Investment Trust Co., LTD.

In October 2010, the Company completed the acquisition of all of the net assets of Primasia Investment Trust Co., LTD., which sells offshore mutual funds in Taiwan (the “Primasia Transaction”). The assets acquired and liabilities assumed, as well as the total consideration paid for the acquisition, were not material to the Company’s consolidated financial statements.

4. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	December 31, 2010	December 31, 2009
Available-for-sale investments	$45	$73
Held-to-maturity investments	100	29
Trading investments:
Consolidated sponsored investment funds	60	103
Other equity and debt securities	22	22
Deferred compensation plan mutual fund investments	49	42

Total trading investments	131	167
Other investments:
Consolidated sponsored investment funds	337	360
Equity method investments	556	372
Deferred compensation plan hedge fund equity method investments	27	29
Carried interest	13	4
Cost method investments	331	15

Total other investments	1,264	780

Total investments	$1,540	$1,049

At December 31, 2010, the Company consolidated $397 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $60 million and $337 million were classified as trading investments and other investments, respectively.

At December 31, 2009, the Company consolidated $463 million of investments held by consolidated sponsored investment funds of which $103 million and $360 million were classified as trading investments and other investments, respectively. Other investments at December 31, 2009 included $40 million related to a consolidated VIE, which has been reclassified prospectively as of January 1, 2010 to bank loans and other investments of consolidated VIEs on the consolidated statement of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

4. Investments (continued)

Available-for-sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
December 31, 2010	Cost	Gains	Losses

Available-for-sale investments:
Equity securities:
Sponsored investment funds	$33	$4	($1)	$36
Collateralized debt obligations (“CDOs”)	2	—	—	2
Debt securities:
Mortgage debt	4	2	—	6
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$40	$6	($1)	$45

		Gross Unrealized		Carrying Value
December 31, 2009	Cost	Gains	Losses

Available-for-sale investments:
Equity securities:
Sponsored investment funds	$53	$2	($1)	$54
Collateralized debt obligations	2	—	—	2
Debt securities:
Mortgage debt	6	1	—	7
Asset-backed debt	10	—	—	10

Total available-for-sale investments	$71	$3	($1)	$73

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of certain funds in lieu of the Company’s remaining investment in the funds and securities purchased upon closure from an enhanced cash fund.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairments of less than $1 million, $5 million, and $8 million, respectively, which were recorded in non-operating income (expense) on the consolidated statements of income. The other-than-temporary impairments in 2009 included $2 million related to credit loss impairments on debt securities, which were determined by comparing the estimated discounted cash flows versus the amortized cost for each individual security.

The Company has reviewed the gross unrealized losses of $1 million as of December 31, 2010 related to available-for-sale equity securities, which had been in a loss position for greater than twelve months, and determined that these unrealized losses were not other-than-temporary primarily because the Company has the ability and intent to hold the securities for a period of time sufficient to allow for recovery of such unrealized losses. As a result, the Company did not record impairments on such equity securities.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

4. Investments (continued)

Available-for-sale Investments (continued)

The cost and fair value of debt securities classified as available-for-sale at December 31, 2010 and 2009 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total

December 31, 2010
Mortgage debt	$—	$—	$1	$3	$4
Asset-backed debt	—	—	—	1	1

Cost	$—	$—	$1	$4	$5

Fair value	$—	$—	$1	$6	$7

December 31, 2009
Mortgage debt	$2	$2	$2	$—	$6
Asset-backed debt	—	—	—	10	10

Cost	$2	$2	$2	$10	$16

Fair value	$2	$2	$3	$10	$17

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2010, 2009 and 2008 is shown below.

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008

Sales proceeds	$42	$100	$57

Net realized gain (loss):
Gross realized gains	$3	$3	$2
Gross realized losses	(1)	(8)	(7)

Net realized gain (loss)	$2	($5)	($5)

BlackRock, Inc.

Notes to the Consolidated Financial Statements

4. Investments (continued)

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	December 31, 2010	December 31, 2009
Held-to-maturity investments:
Foreign government debt	$100	$28
U.S. government debt	—	1

Total held-to-maturity investments	$100	$29

Held-to-maturity investments include debt instruments held for regulatory purposes and the amortized cost (the carrying value) of these investments approximates fair value.

The amortized cost and fair value of debt securities classified as held-to-maturity at December 31, 2010 and 2009 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
December 31, 2010
Foreign government debt	$18	$76	$—	$6	$100

Fair value	$18	$76	$—	$6	$100

December 31, 2009
Foreign government debt	$23	$—	$—	$5	$28
U.S. government debt	1	—	—	—	1

Total	$24	$—	$—	$5	$29

Fair value	$24	$—	$—	$5	$29

BlackRock, Inc.

Notes to the Consolidated Financial Statements

4. Investments (continued)

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2010		December 31, 2009
		Carrying		Carrying
(Dollar amounts in millions)	Cost	Value	Cost	Value
Trading investments:
Deferred compensation plan mutual fund investments	$45	$49	$49	$42
Equity securities	37	45	112	97
Debt securities:
Municipal debt	10	10	10	11
Foreign government debt	—	—	15	15
Corporate debt	25	27	1	1
U.S. government debt	—	—	1	1

Total trading investments	$117	$131	$188	$167

At December 31, 2010, trading investments include $24 million of equity and $36 million of debt securities held by consolidated sponsored investment funds, $49 million of certain deferred compensation plan mutual fund investments and $22 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	December 31, 2010		December 31, 2009
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$319	$337	$380	$360
Equity method	569	556	499	372
Deferred compensation plan hedge fund equity method investments	20	27	28	29
Carried interest	—	13	—	4
Cost method investments:
Federal Reserve Bank stock	325	325	10	10
Other	6	6	5	5

Total cost method investments	331	331	15	15

Total other investments	$1,239	$1,264	$922	$780

Consolidated sponsored investment funds include third party private equity funds, direct investments in private companies and third party hedge funds held by BlackRock sponsored investment funds.

Equity method investments include BlackRock’s direct investment in BlackRock sponsored investment products.

Carried interest represents allocations to BlackRock general partner capital accounts for certain funds. These balances are subject to change upon cash distributions, additional allocations, or reallocations back to limited partners within the respective funds.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

4. Investments (continued)

Other Investments (continued)

Cost method investments include non-marketable securities, including $325 million of Federal Reserve Bank stock at December 31, 2010, which is held for regulatory purposes and is restricted from sale. As of December 31, 2010, there were no indicators of impairments on these investments.

5. Equity Method Investments

BlackRock invests in hedge funds, funds of hedge funds, real estate funds and private equity investments to establish a performance track record or for co-investment purposes. BlackRock accounts for certain of these investments under the equity method of accounting in addition to other accounting methods. At December 31, 2010 and 2009, the Company held the following equity method investments in its sponsored investment products:

	December 31, 2010			Year Ended December 31, 2010
	Net	BlackRock’s	Average Ownership	Net Income	BlackRock’s
(Dollar amounts in millions)	Assets(1)	Investments	%	(Loss)	Portion
Investments:
Private equity	$1,853	$87	5%	$187	$8
Real estate funds	2,681	54	2%	471	11
Hedge funds/Funds of hedge funds	12,221	331	3%	3,187	84
Other investments	393	111	28%	13	5

Total	$17,148	$583		$3,858	$108

	December 31, 2009			Year Ended December 31, 2009
	Net	BlackRock’s	Average Ownership	Net Income	BlackRock’s
(Dollar amounts in millions)	Assets(1)	Investments	%	(Loss)	Portion
Investments:
Private equity	$574	$38	7%	$23	$2
Real estate funds	1,365	43	3%	(1,588)	(108)
Hedge funds/Funds of hedge funds	11,450	319	3%	2,984	120
Other investments	434	1	<1%	—	—

Total	$13,823	$401		$1,419	$14

(1)	The majority of the net assets of the equity method investees are comprised of investments held for capital appreciation offset by liabilities, which may include borrowings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

5. Equity Method Investments (continued)

In addition, due to BlackRock’s ownership levels, BlackRock has equity method investments in various operating advisory entities held for strategic purposes related to BlackRock’s core business, which are recorded in other assets. The table below includes BlackRock’s approximate 40% investment in DSP BlackRock Investment Managers Pvt. Ltd and its 42% investment in Private National Mortgage Acceptance Company, LLC.

(Dollar amounts in millions)
Equity Method Investees	December 31, 2010	December 31, 2009
Assets	$181	$99
Liabilities	51	18

Equity	$130	$81

BlackRock’s investments (1)	$56	$34

	Year ended December 31, 2010	Year ended December 31, 2009
Net income (loss) of equity method investees	$40	$31
BlackRock’s portion	$17	$14

(1)	In addition, at December 31, 2010 and 2009, BlackRock had approximately $2 million and $2 million, respectively, of other strategic equity method investments recorded within other assets.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

6. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At December 31, 2010 and 2009, the following table presents the balances related to these consolidated funds that were included on the consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(Dollar amounts in millions)	December 31, 2010	December 31, 2009
Cash and cash equivalents	$65	$75
Investments:
Trading investments	60	103
Other investments	337	360
Other assets	3	2
Other liabilities	(10)	(9)
Non-controlling interests	(195)	(273)

BlackRock’s net interests in consolidated investment funds	$260	$258

At December 31, 2009, the above balances included a consolidated sponsored investment fund that was also deemed a VIE. This VIE, as well as three consolidated CLOs, which are also VIEs, were excluded from the December 31, 2010 balances in the table above. See Note 8, Variable Interest Entities, for further discussion on these consolidated products.

BlackRock’s total exposure to consolidated sponsored investment funds of $260 million and $258 million at December 31, 2010 and 2009, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $140,460 million at December 31, 2010 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2010
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$36	$—	$2	$—	$38
Debt securities	—	7	—	—	7

Total available-for-sale	36	7	2	—	45
Held-to-maturity:
Debt securities	—	—	—	100	100

Total held-to-maturity	—	—	—	100	100
Trading:
Deferred compensation plan mutual funds investments	49	—	—	—	49
Equity securities	36	9	—	—	45
Debt securities	—	37	—	—	37

Total trading	85	46	—	—	131
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	1	19	—	20
Private / public equity	18	—	299	—	317

Total consolidated sponsored investment funds	18	1	318	—	337
Equity method:
Hedge funds / Funds of hedge funds	—	44	226	34	304
Private equity investments	—	—	68	20	88
Real estate funds	—	8	36	10	54
Fixed income mutual funds	103	—	—	—	103
Equity / Multi-asset class mutual funds	7	—	—	—	7

Total equity method	110	52	330	64	556
Deferred compensation plan hedge fund equity method investments	—	27	—	—	27
Carried interest	—	—	—	13	13
Cost method investments	—	—	—	331	331

Total investments	249	133	650	508	1,540
Separate account assets:
Equity securities	79,727	3	4	—	79,734
Debt securities	—	36,415	170	—	36,585
Derivatives	1	1,598	—	—	1,599
Money market funds	2,549	—	—	—	2,549
Other	—	—	—	670	670

Total separate account assets	82,277	38,016	174	670	121,137
Collateral held under securities lending agreements
Equity securities	15,237	—	—	—	15,237
Debt securities	—	2,401	—	—	2,401

Total collateral held under securities lending agreements	15,237	2,401	—	—	17,638

Other assets(2)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,130	32	—	1,162
Bonds	—	113	—	—	113
Private / public equity	4	3	30	—	37

Total assets of consolidated VIEs	4	1,246	62	—	1,312

Total	$97,767	$41,807	$886	$1,178	$141,638

(1)

Comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes company-owned and split-dollar life insurance policies.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Liabilities:

Borrowings of consolidated VIEs	$—	$—	$1,278	$1,278
Collateral liability under securities lending agreements	15,237	2,401	—	17,638
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$15,237	$2,404	$1,278	$18,919

(1)	Includes credit default swap (Pillars) recorded within other liabilities on the consolidated statement of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Total assets and liabilities measured at fair value on a recurring basis of $139,226 million and $19,335 million, respectively, at December 31, 2009 were as follows:

	Assets and liabilities measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2009
Assets:

Investments:

Available-for-sale	$53	$20	$—	$—	$73

Held-to-maturity	—	—	—	29	29

Trading	118	49	—	—	167

Other investments:

Consolidated sponsored investment funds	22	—	338	—	360
Equity method	—	1	330	41	372
Deferred compensation plan hedge fund equity method investments	—	14	15	—	29
Carried interest	—	—	—	4	4
Cost method investments	—	—	—	15	15

Total investments	193	84	683	89	1,049

Separate account assets	99,983	17,599	1,292	755	119,629
Collateral held under securities lending agreements	11,580	7,755	—	—	19,335
Other assets(2)	—	11	46	—	57

Total	$111,756	$25,449	$2,021	$844	$140,070

Liabilities:
Collateral liability under securities lending agreements	$11,580	$7,755	$—	$—	$19,335

(1)

Comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes disposal group assets and company-owned and split-dollar life insurance policies.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly-owned subsidiaries of the Company, are registered life insurance companies that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents

At December 31, 2010 and 2009, approximately $87 million and $1.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1.00, which generally is the net asset value of the fund.

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

Level 3 assets recorded within separate account assets include single broker non-binding quotes for fixed income securities and equity securities which have unobservable inputs due to certain corporate actions.

Level 3 assets of consolidated VIEs include bank loans valued based on single broker non-binding quotes and direct private equity investments and private equity funds valued based upon valuations received from internal as well as third party fund managers, which may be adjusted by using the returns of certain market indices.

Level 3 Liabilities

Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single broker non-binding quotes.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	December 31, 2010	Total net gains (losses) included in earnings(1)
Assets:

Investments:

Available-for-sale:
Equity securities (funds and CDOs)	$—	$1	($1)	$2	$2	$—

Consolidated sponsored investment funds:
Hedge funds / Funds of funds	26	1	(8)	—	19	1
Private equity	312	44	(54)	(3)	299	44

Equity method:
Hedge funds / Funds of hedge funds	247	36	(26)	(31)	226	34
Private equity investments	47	8	13	—	68	6
Real estate funds	36	17	(17)	—	36	10

Deferred compensation plan hedge funds	15	—	—	(15)	—	—

Total Level 3 investments	683	107	(93)	(47)	650	95

Separate account assets:
Equity securities	5	29	(93)	63	4
Debt securities	1,287	60	284	(1,461)	170

Total Level 3 separate account assets	1,292	89	191	(1,398)	174	n/a	(2)
Other assets	46	(8)	(38)	—	—	—

Assets of consolidated VIEs:
Bank loans	—	—	—	32	32
Private equity	—	3	27	—	30

Total Level 3 assets of consolidated VIEs	—	3	27	32	62	n/a	(3)

Total Level 3 assets	$2,021	$191	$87	($1,413)	$886

Liabilities:
Borrowings of consolidated VIEs	$—	($121)	$1,157	$—	$1,278	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s consolidated statements of income.

(3)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2009

(Dollar amounts in millions)	December 31, 2008	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	December 31, 2009	Total net gains (losses) included in earnings(1)
Investments	$813	$45	($153)	($22)	$683	$92
Other assets	64	(20)	2	—	46	(20)
Separate account assets	4	8	1,276	4	1,292	n/a	(2)

Total Level 3 assets	$881	$33	$1,125	($18)	$2,021	$72

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s consolidated statements of income.

Realized and Unrealized Gains / (Losses) for Level 3 Assets and Liabilities

Realized and unrealized gains / (losses) recorded for Level 3 assets and liabilities are reported in non-operating income (expense) on the Company’s consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs is allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

Significant Transfers in and/or out of Levels

Transfers in and/or out of Levels are reflected as of the beginning of the period when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable / unobservable, or when the Company determines it has the ability, or no longer has the ability, to redeem in the near term certain investments that the Company values using a NAV (or a capital account), or when the book value of certain equity method investments no longer represents fair value as determined under fair value methodologies.

Separate Account Assets

In the year ended December 31, 2010 there were $1.5 billion of net transfers out of Level 3 to Level 2 related to debt securities held within separate account assets. The net transfers in Levels were primarily due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

In the year ended December 31, 2010 there were $63 million of net transfers of equity securities held within separate account assets into Level 3 from Level 1 and Level 2. The net transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Significant Other Settlements in 2010

As of January 1, 2010, upon the adoption of ASU 2009-17 there was a $35 million reclassification of assets from Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs as well as the consolidation of $1,157 million of borrowings within the consolidated CLOs.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following table lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent) at December 31, 2010:

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$9	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	247	62	n/r	n/r
Other funds of hedge funds	(c)	3	—	Quarterly (84%) Annual (16%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	269	9	Monthly (1%), Quarterly (17%) n/r (82%)	15 – 90 days
Private equity funds	(e)	68	57	n/r	n/r
Real estate funds	(f)	44	52	Quarterly (18%) n/r (82%)	60 days

Deferred compensation plan hedge fund investments	(g)	27	—	Monthly (11%), Quarterly (89%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	29	2	n/r	n/r

Total		$696	$182

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)	This category includes several consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(b)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 8 years. Total remaining unfunded commitments to other third party funds is $62 million. The Company is contractually obligated to fund only $42 million to the consolidated funds, while the remaining unfunded balances in the table above are required to be funded by capital contributions from non-controlling interest holders.
(c)	This category includes several consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category generally can be redeemed, as long as there are no restrictions in place by the underlying funds.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It is estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of less than 7 years.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It is estimated that the investment in these funds will be liquidated over a weighted-average period of approximately 5 years.
(f)	This category includes several real estate funds that invest primarily to acquire, expand, renovate, finance, hold for investment, and ultimately sell income-producing apartment properties or to capitalize on the distress in the residential real estate market. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The majority of the Company’s investments in these funds is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds will be liquidated over a weighted-average period of approximately 7 years.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

7. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(h)	This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 5 years. Total remaining unfunded commitments to other third party funds is $2 million, which are required to be funded by capital contributions from non-controlling interest holders.

Fair Value Option

Upon consolidation of three CLOs on January 1, 2010, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the consolidated statements of income and offset by a change in appropriated retained earnings on the consolidated statements of financial condition.

The following table presents, as of December 31, 2010, the fair value of those assets and liabilities selected for fair value accounting:

(Dollar amounts in millions)	December 31, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,245
Fair value	$1,162
Aggregate unpaid principal balance in excess of fair value	$83
Unpaid principal balance of loans more than 90 days past due	$3
Aggregate fair value of loans more than 90 days past due	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$2

CLO Borrowings:
Aggregate principal amounts outstanding	$1,430
Fair value	$1,278

The principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the year ended December 31, 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $148 million gain, which was offset by a $175 million loss in the fair value of the CLO borrowings. The net loss was recorded in net gain (loss) on consolidated VIEs on the consolidated statement of income. The change in fair value of the assets and liabilities includes interest income and expense, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

8. Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including CDOs/CLOs and sponsored investment funds, which may be considered VIEs. The Company receives advisory fees and/or other incentive related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is limited to its equity interests.

The PB of a VIE that is an investment fund that meets the conditions of ASU 2010-10 is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Effective January 1, 2010, the PB of a CDO/CLO or other entity that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the entity.

VIEs in which BlackRock is the Primary Beneficiary

At December 31, 2010

At December 31, 2010, BlackRock was the primary beneficiary of four VIEs, which included three CLOs in which it did not have an investment, however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the VIE. In addition, BlackRock was the primary beneficiary of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At December 31, 2010, the following balances related to these four VIEs were consolidated on the Company’s consolidated statement of financial condition:

(Dollar amounts in millions)	December 31, 2010

Assets of consolidated VIEs:
Cash and cash equivalents	$93
Bank loans, bonds and other investments	1,312
Liabilities of consolidated VIEs:
Borrowings	(1,278)
Other liabilities	(7)
Appropriated retained earnings	(75)
Non-controlling interests of consolidated VIEs	(45)

Total net interests in consolidated VIEs	$—

BlackRock, Inc.

Notes to the Consolidated Financial Statements

8. Variable Interest Entities (continued)

VIEs in which BlackRock is the Primary Beneficiary (continued)

At December 31, 2010 (continued)

For the year ended December 31, 2010, the Company recorded non-operating expense of $35 million offset by a $35 million net loss attributable to nonredeemable non-controlling interests on the Company’s consolidated statements of income.

At December 31, 2010, bank loans, bonds and other investments of consolidated VIEs were $1,162 million, $113 million, and $37 million, respectively. The weighted-average maturity of the bank loans and bonds was approximately 4.2 years.

At December 31, 2009

At December 31, 2009, BlackRock was the PB of one VIE, a sponsored private equity investment fund in which it did not have a substantive investment, due to its de-facto third party relationships with other partners in the fund. Due to the consolidation of this VIE, at December 31, 2009, the Company recorded $54 million of net assets, primarily comprised of investments and cash and cash equivalents. These net assets were offset by $54 million of nonredeemable non-controlling interests, which reflect the equity ownership of third parties, on the Company’s consolidated statements of financial condition. For the year ended December 31, 2009, the Company recorded a non-operating expense of $4 million offset by a $4 million net loss attributable to nonredeemable non-controlling interests on its consolidated statements of income.

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE

At December 31, 2010 and 2009, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, were as follows:

At December 31, 2010

(Dollar amounts in millions)	Variable Interests on the Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss

CDOs/CLOs	$2	$3	($3)	$22
Other sponsored investment funds:
Collective trusts	—	188	—	188
Private equity funds	14	—	(7)	14
Other	14	52	—	66

Total	$30	$243	($10)	$290

BlackRock, Inc.

Notes to the Consolidated Financial Statements

8. Variable Interest Entities (continued)

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the Primary Beneficiary of the VIE (continued)

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs, collective trust funds and other sponsored investment funds were as follows:

•

CDOs/CLOs - approximately ($4) billion, comprised of approximately $7 billion of assets at fair value and $11 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.6 trillion to $1.7 trillion of net assets

•	This amount includes approximately $1.2 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At December 31, 2010, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

At December 31, 2009

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

•	Other sponsored investments funds – approximately $1.5 trillion to $1.6 trillion of net assets

•	This amount includes approximately $1.1 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At December 31, 2009, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

9. Derivatives and Hedging

For the years ended December 31, 2010 and 2009, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10.

During 2007, the Company commenced a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At December 31, 2010, the Company had six outstanding total return swaps with two counterparties with an aggregate notional value of approximately $25 million. At December 31, 2009, the Company had seven outstanding total return swaps with two counterparties with an aggregate notional value of approximately $36 million.

By using derivative financial instruments, the Company exposes itself to market and counterparty risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At December 31, 2010, the Company did not have any outstanding forward foreign currency exchange contracts. At December 31, 2009, the Company had two outstanding forward foreign currency exchange contracts with two counterparties with an aggregate notional value of approximately $100 million.

In December 2007, BlackRock entered into capital support agreements, up to $100 million, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 million and were no longer backed by the letters of credit. In 2009, the capital support agreements were terminated, due to the closure of the related funds. During 2009, the Company provided approximately $4 million of capital contributions to the funds under the capital support agreements. BlackRock determined that the capital support agreements qualified as derivatives under ASC 815-10. Upon closure of the funds in 2009, the liability decreased $11 million to zero and the change in the liability was included in general and administration expenses.

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction (“Pillars”). The Company has entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under ASC 810-10 and has concluded the Company is not Pillars’ PB. Pursuant to ASC 815-10, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement.

On behalf of clients of the Company’s registered life insurance companies that maintain separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures and forward foreign currency exchange contracts and interest rate and inflation rate swaps.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

9. Derivatives and Hedging (continued)

The following table presents fair value as of December 31, 2010 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swap (Pillars)	Other assets	$—	Other liabilities	$3
Separate account derivatives	Separate account assets	1,599	Separate account liabilities	1,599

Total		$1,599		$1,602

The following table presents fair value as of December 31, 2009 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swap (Pillars)	Other assets	$—	Other liabilities	$3
Separate account derivatives	Separate account assets	1,501	Separate account liabilities	1,501

Total		$1,501		$1,504

The following table presents gains (losses) recognized in income on derivative instruments for the years ended December 31, 2010 and 2009:

(Dollar amounts in millions)	Income Statement Location	2010	2009
Foreign currency exchange contracts	General and administration expense	($5)	$—
Total return swaps	Non-operating income (expense)	(2)	(10)
Credit default swap (Pillars)	Non-operating income (expense)	—	(2)
Capital support agreements	General and administration expense	—	7

Total		($7)	($5)

Net realized and unrealized gains and losses attributable to derivatives held by separate account assets and liabilities accrue directly to the contract owners and are not reported in the Company’s consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

10. Property and Equipment

Property and equipment consists of the following:

(Dollar amounts in millions)	Estimated useful life - in years	December 31,
		2010	2009
Property and equipment:
Land	N/A	$4	$4
Building	39	17	17
Building improvements	15	13	13
Leasehold improvements	1-15	352	324
Equipment and computer software	3-5	368	304
Furniture and fixtures	2-7	74	69
Construction in progress	N/A	26	15

Gross property and equipment		854	746

Less: accumulated depreciation		426	303

Property and equipment, net		$428	$443

N/A – Not Applicable

Qualifying software costs of approximately $39 million, $31 million and $28 million have been capitalized within equipment and computer software for the years ended December 31, 2010, 2009 and 2008, respectively, and are being amortized over an estimated useful life of three years.

Depreciation expense was $145 million, $85 million and $84 million for the years ended December 31, 2010, 2009 and 2008, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

11. Goodwill

Goodwill activity during the years ended December 31, 2010 and 2009 was as follows:

(Dollar amounts in millions)
	2010	2009
Beginning of year balance	$12,680	$5,533
Goodwill acquired related to:
BGI(1)	—	6,952
Other	8	—

Total goodwill acquired	8	6,952

Goodwill adjustments related to:
Quellos	117	185
SSR / Other	—	10

Total goodwill adjustments	117	195

End of year balance	$12,805	$12,680

(1)	December 31, 2009 goodwill has been retrospectively adjusted by $110 million to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date.

During the year ended December 31, 2010, goodwill increased by $125 million. The increase resulted from a $136 million release of common shares held in escrow in connection with the Quellos Transaction and the Helix Transaction, offset by a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

At December 31, 2010, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $353 million. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

The impairment tests performed for goodwill as of July 31, 2010, 2009 and 2008 indicated that no impairment charges were required. The Company continuously monitors its book value per share as compared to closing prices of its common stock for potential indicators of impairment. As of December 31, 2010 the Company’s common stock closed at $190.58, which exceeded its book value per share of approximately $136.09 after excluding appropriated retained earnings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

12. Intangible Assets

Intangible assets at December 31, 2010 and 2009 consisted of the following:

	Remaining Weighted-Average Estimated Useful Life	December 31, 2010
(Dollar amounts in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds/Exchange-traded products	N/A	$10,661	$—	$10,661
Other collective investment funds	N/A	3,610	—	3,610
Alternative investment funds	N/A	917	—	917
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6

Total indefinite-lived intangible assets		16,597	—	16,597

Finite-lived intangible assets:
Acquired management contracts:
Institutional / Retail separate accounts	6.5	1,341	534	807
Alternative investment accounts and funds	5.0	183	79	104
Other(1)	7.6	6	2	4

Total finite-lived intangible assets	6.3	1,530	615	915

Total intangible assets		$18,127	$615	$17,512

	Remaining Weighted-Average Estimated Useful Life	December 31, 2009
(Dollar amounts in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Acquired management contracts:
Mutual funds/Exchange-traded products(2)	N/A	$10,661	$—	$10,661
Other collective investment funds(2)	N/A	3,610	—	3,610
Alternative investment funds	N/A	917	—	917
Trade names / trademarks	N/A	1,403	—	1,403

Total indefinite-lived intangible assets		16,591	—	16,591

Finite-lived intangible assets:
Acquired management contracts:
Institutional / Retail separate accounts(2)	7.4	1,345	403	942
Alternative investment accounts and funds	5.1	190	62	128
Other(1)	8.6	6	1	5

Total finite-lived intangible assets	7.2	1,541	466	1,075

Total intangible assets		$18,132	$466	$17,666

N/A – Not Applicable

(1)	Other represents intellectual property.
(2)

Indefinite-lived and finite-lived intangible assets have been retrospectively adjusted by $25 million and ($7) million, respectively, to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

12. Intangible Assets (continued)

Amortization expense for finite-lived intangible assets was $160 million, $147 million and $146 million in 2010, 2009 and 2008, respectively. The impairment tests performed for intangible assets as of July 31, 2010, 2009 and 2008 indicated that no impairment charges were required.

Finite-Lived Acquired Management Contracts

In December 2009, in conjunction with the BGI Transaction, the Company acquired $156 million of finite-lived management contracts with a weighted-average estimated useful life of approximately 10 years.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(Dollar amounts in millions)
Year	Amount
2011	$156
2012	155
2013	155
2014	148
2015	119

Indefinite-Lived Acquired Management Contracts

On December 1, 2009, in conjunction with the BGI Transaction, the Company acquired indefinite-lived management contracts valued at $9,810 million consisting primarily of exchange-traded funds and common and collective trusts.

Indefinite-Lived Acquired Trade Names / Trademarks

On December 1, 2009, in conjunction with the BGI Transaction, the Company acquired trade names/trademarks related to iShares®/LifePath® valued at $1.403 billion. The fair value was determined using a royalty rate primarily based on normalized marketing and promotion expenditures to develop and support the brands globally.

Indefinite-Lived Acquired License

In 2010, in conjunction with the Primasia Transaction, the Company acquired a license to develop mutual funds in Taiwan.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

13. Borrowings

Short-Term Borrowings

The carrying value of short-term borrowings included the following:

(Dollar amounts in millions)
	December 31, 2010	December 31, 2009
Commercial paper program	$—	$2,034
2007 Revolving credit facility	100	200

Total short-term borrowings	$100	$2,234

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used for the financing of a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. The CP Program is supported by the 2007 revolving credit facility.

The Company began issuance of CP Notes under the CP Program on November 4, 2009. During 2010 all CP Notes outstanding as of December 31, 2009 have been repaid and as of December 31, 2010, BlackRock did not have any outstanding CP Notes.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

13. Borrowings (continued)

Short-Term Borrowings (continued)

2007 Revolving Credit Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permits the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. The 2007 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less domestic unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2010.

The 2007 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2010, the Company had $100 million outstanding under the 2007 facility with an interest rate of 0.47% and a maturity date of February 28, 2011.

Lehman Commercial Paper Inc. has a $140 million participation under the 2007 facility; however BlackRock does not expect that Lehman Commercial Paper Inc. will honor its commitment to fund additional amounts. Bank of America has a $140 million participation under the 2007 facility.

Japan Commitment-line

In September 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”). The term of the renewed Japan Commitment-line is one year and will accrue interest on outstanding borrowings at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At December 31, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

The maturity amount and carrying value of the 2.625% convertible debentures due in 2035 included the following:

(Dollar amounts in millions)
	December 31, 2010	December 31, 2009
Maturity amount / Carrying value	$67	$243

Fair value	$128	$486

In February 2005, the Company issued $250 million of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

13. Borrowings (continued)

Convertible Debentures (continued)

The Company retrospectively adopted the requirements of ASC 470-20 on January 1, 2009 (see Note 2, Significant Accounting Policies, for further discussion) resulting in a total cumulative impact of a $9 million reduction to retained earnings at December 31, 2008. The effective borrowing rate for nonconvertible debt at the time of issuance was estimated to be 4.3%, which resulted in $18 million of the $250 million initial aggregate principal amount of the Debentures issued, or $12 million after tax, being attributable to equity. The Company recognized interest expense of $2 million, $10 million and $10 million for years ended December 31, 2010, 2009 and 2008, respectively, comprised of $2 million, $6 million and $7 million related to the coupon and less than $1 million, $4 million and $3 million related to amortization of the discount for the years ended December 31, 2010, 2009, and 2008 respectively. As of March 31, 2010, the initial $18 million debt discount was fully amortized.

Prior to February 15, 2009, the Debentures could have been convertible at the option of the holder at a December 31, 2008 conversion rate of 9.9639 shares of common stock per one dollar principal amount of Debentures under certain circumstances. Commencing on February 15, 2009, at any time prior to maturity at the option of the holder the Debentures became convertible into cash and in some situations as described below, additional shares of the Company’s common stock at the current conversion rate. During the year ended December 31, 2010, holders of $176 million of Debentures converted their holdings into cash and approximately 942,000 shares.

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

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company or payment of quarterly dividends greater than $0.30 per share. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions and has been subsequently revised to 10.2628 as a result of dividends paid by the Company that were in excess of $0.30 per share.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

13. Borrowings (continued)

Convertible Debentures (continued)

Beginning on February 20, 2010, the Company was able to redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, upon not more than 60 but not less than 30 days notice. Holders of the Debentures have the right to require the Company to repurchase the Debentures for cash on February 15, 2015, 2020, 2025 and 2030. In addition, holders of the Debentures may require the Company to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, (i) upon a change of control of the Company or (ii) if BlackRock’s common stock is neither listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2010 included the following:

(Dollar amounts in millions)
	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(2)	(8)

Carrying value	$499	$999	$696	$998	$3,192

Fair value	$511	$1,040	$789	$1,041	$3,381

2017 Notes

In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. As of December 31, 2010, $3 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

13. Borrowings (continued)

Long-Term Borrowings (continued)

2012, 2014 and 2019 Notes

In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the BGI Transaction, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears on June 10 and December 10 of each year in an amount of approximately $96 million per year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million which is being amortized over the respective terms of the notes. The Company incurred approximately $13 million of debt issuance costs, which are being amortized over the respective terms of these notes. As of December 31, 2010, $11 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

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

14. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office space under agreements which expire through 2035. Future minimum commitments under these operating leases are as follows:

(Dollar amounts in millions)
Year	Amount
2011	$131
2012	117
2013	130
2014	115
2015	106
Thereafter	903

$1,502

Rent expense and certain office equipment expense under agreements amounted to $158 million, $87 million and $92 million for the years ended December 31, 2010, 2009 and 2008, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

14. Commitments and Contingencies (continued)

Purchase Commitments

During 2010, the Company entered into a purchase obligation for construction services related to Drapers Gardens of approximately $67 million. The Company incurred $4 million of construction services, which is recorded in property and equipment, during the year ended December 31, 2010 resulting in a remaining obligation of approximately $63 million.

Investment Commitments

At December 31, 2010, the Company had $183 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

14. Commitments and Contingencies (continued)

Contingencies

Contingent Payments Related to Business Acquisitions

On October 1, 2007, the Company acquired the fund of funds business of Quellos. As part of this transaction, Quellos is entitled to receive two contingent payments upon achieving certain investment advisory revenue measures through December 31, 2010, totaling up to an additional $969 million in a combination of cash and stock. The first contingent payment was paid in 2009 and the second contingent payment, of up to $595 million, would have been payable in cash in 2011.

During 2009, the Company determined the first contingent payment to be $219 million, of which $11 million was previously paid in cash during 2008. Of the remaining $208 million, $156 million was paid in cash and $52 million was paid in common stock, or approximately 330,000 shares based on a price of $157.33 per share. Quellos was entitled to a “catch-up” payment related to the first contingent payment if certain performance measures were met in 2010 as the value of the first contingent payment was less than $374 million. At December 31, 2010, the base and performance fee measures were not achieved and therefore the remaining contingent payments will not occur.

In connection with the acquisition of SSR, the holding company of State Street Research and Management Company, which closed in January 2005, the Company made a final contingent payment in August 2010 of approximately $8 million based on the Company’s retained assets under management associated with the MetLife, Inc. defined benefit and defined contribution plans.

Capital Support Agreements

In December 2007, BlackRock entered into capital support agreements, up to $100 million, with two enhanced cash funds. These capital support agreements were backed by letters of credit issued under BlackRock’s revolving credit facility. In December 2008, the capital support agreements were modified to be up to $45 million and were no longer backed by the letters of credit. In January and May 2009, the capital support agreements were terminated due to the closure of the related funds. During the six months ended June 30, 2009, the Company provided approximately $4 million of capital contributions to the funds under the capital support agreements. At December 31, 2008, the derivative liability for the fair value of the capital support agreements for the two funds totaled approximately $18 million. The fair value of these liabilities increased and decreased as BlackRock’s obligation under the guarantee fluctuated based on the fair value of the derivative. Upon closure of the funds, the liability decreased $11 million to zero, while the change in the liability was included in general and administration expenses.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

14. Commitments and Contingencies (continued)

Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which potentially could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

Management believes that the likelihood of any liability arising under the MLIM Transaction or the BGI Transaction indemnification provisions is remote. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock. Consequently, no liability has been recorded on the consolidated statements of financial condition.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

15. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

(Dollar amounts in millions)	Year ended December 31,
	2010	2009	2008
Stock-based compensation:
Restricted stock and RSUs	$375	$246	$209
Long-term incentive plans funded by PNC	58	59	59
Stock options	12	12	10

Total stock-based compensation	$445	$317	$278

Stock Award and Incentive Plan

Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and non-employee directors. A maximum of 27,000,000 shares of common stock are authorized for issuance under the Award Plan. Of this amount, 9,957,638 shares remain available for future awards at December 31, 2010. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury, to the extent available.

Restricted Stock and RSUs

Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Substantially all restricted stock and RSUs vest over periods ranging from one to five years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Prior to 2009, the Company awarded restricted stock and RSUs with nonforfeitable dividend equivalent rights. Restricted stock and RSUs awarded in 2009 and 2010 are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

15. Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

Restricted stock and RSU activity for the years ended December 31, 2010, 2009 and 2008 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2007	3,709,008	$158.01
Granted	1,618,161	$201.80
Converted	(468,046)	$146.69
Forfeited	(255,170)	$163.64

December 31, 2008	4,603,953	$174.24
Granted	1,869,849	$118.43
Converted	(894,909)	$178.53
Forfeited	(218,430)	$157.21

December 31, 2009	5,360,463	$154.75
Granted	3,283,321	$228.77
Converted	(1,400,390)	$156.09
Forfeited	(500,925)	$198.86

December 31, 2010 (1)	6,742,469	$187.24

(1)	At December 31, 2010, approximately 6.0 million awards are expected to vest and 41,944 awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2008 and 2009, the Company granted under the Award Plan 295,633 and 23,417 RSUs, respectively, as long-term incentive compensation, which will be partially funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards cliff vest five years from the date of grant.

In January 2008 and 2009, the Company granted 1,212,759 and 1,789,685 RSUs, respectively, to employees as part of annual incentive compensation under the Award Plan that vest ratably over three years from the date of grant.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

15. Stock-Based Compensation (continued)

Restricted Stock and RSUs (continued)

In January 2010, the Company granted the following awards under the Award Plan:

•	846,884 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant.

•

256,311 RSUs to employees that cliff vest on January 31, 2012, the end of the service condition, as BlackRock had actual GAAP EPS in excess of $6.13 in 2010. The RSUs may not be sold before the one-year anniversary of the vesting date.

•	1,497,222 RSUs to employees that vest 50% on both January 31, 2013 and 2014, the end of the service condition, as BlackRock had actual GAAP EPS in excess of $6.13 in 2010.

•

124,575 shares of restricted common stock to employees that vest in tranches on January 31, 2010, 2011 and 2012. The restricted common stock may not be sold before the one-year anniversary of each vesting date.

In May 2010, the Company granted 198,977 RSUs to employees that cliff vest on January 31, 2012, the end of the service condition, as BlackRock had actual GAAP EPS in excess of $6.13 in 2010. The RSUs may not be sold before the one-year anniversary of the vesting date.

At December 31, 2010, there was $528 million in total unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

In January 2011, the Company granted the following awards under the Award Plan:

•	1,594,259 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant.

•	609,733 RSUs to employees that cliff vest 100% on January 31, 2014.

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

The BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (the “2002 LTIP Awards”) permitted the grant of up to $240 million in deferred compensation awards, of which the Company previously granted approximately $233 million. Approximately $208 million of the 2002 LTIP Awards were paid in January 2007. The 2002 LTIP Awards were settled for approximately 16.7% in cash and the remainder in approximately 1 million shares of BlackRock common stock contributed by PNC and distributed to plan participants. During the year ended December 31, 2010, the remaining $6 million of previously issued 2002 LTIP Awards were settled in cash and BlackRock shares held by PNC at a conversion price approximating the market price on the settlement date. On the payment date, the Company recorded a capital contribution from PNC for the amount of shares funded by PNC.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

15. Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC (continued)

During 2007, the Company granted additional long-term incentive awards, out of the Award Plan, of approximately 1.6 million RSUs, that will be settled using BlackRock shares held by PNC in accordance with the share surrender agreement. The RSU awards will vest on September 29, 2011, the end of the service condition, as BlackRock had actual GAAP EPS in excess of $5.20, the applicable performance hurdle in 2009. The value of the RSUs was calculated using BlackRock’s closing stock price on the date of grant. The grant date fair value of the RSUs is being amortized as an expense using the straight-line method over the vesting period, net of expected forfeitures. The maximum value of awards that may be funded by PNC, prior to the earlier of September 29, 2011 or the date the performance criteria are met, is approximately $271 million, all of which was granted as of December 31, 2009.

Subsequent to September 29, 2011, the remaining shares committed by PNC, of approximately 1.3 million, would be available to fund future long-term incentive awards.

Stock Options

Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted have a ten-year life, vest ratably over periods ranging from two to five years and become exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant which will vest on September 29, 2011 as the Company had actual GAAP EPS in excess of $5.20, the applicable performance hurdle in 2009. Stock option activity for the years ended December 31, 2010, 2009 and 2008 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2007	4,101,165	$86.19
Exercised	(662,013)	$36.36
Forfeited	(298,635)	$167.76

December 31, 2008	3,140,517	$88.82
Exercised	(490,617)	$34.92
Forfeited	(8,064)	$167.76

December 31, 2009	2,641,836	$98.59
Exercised	(288,100)	$39.35
Forfeited	(9,002)	$167.76

December 31, 2010 (1)	2,344,734	$105.60

(1)	At December 31, 2010, approximately 2.3 million options were vested or are expected to vest.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

15. Stock-Based Compensation (continued)

Stock Options (continued)

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $46 million, $63 million and $113 million, respectively.

Stock options outstanding and exercisable at December 31, 2010 were as follows:

	Options Outstanding			Options Exercisable
(Dollar amounts in millions,
except per share data)		Weighted				Weighted	Aggregate
Exercise Prices	Options Outstanding	Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Average Remaining Life (years)	Intrinsic Value of Exercisable Shares
(per share)

$37.36	1,117,700	1.79	$37.36	1,117,700	$37.36	1.79	$171
$167.76	1,227,034	6.09	$167.76	45,023	$167.76	6.09	1

	2,344,734	4.04	$105.60	1,162,723	$42.41	1.96	$172

As of December 31, 2010, the Company had $9 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining period of 0.8 years.

Employee Stock Purchase Plan (“ESPP”)

The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with ASC 718-10, Compensation – Stock Compensation, the Company does not record compensation expense related to employees purchasing shares under the ESPP.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

16. Employee Benefit Plans

Deferred Compensation Plans

Voluntary Deferred Compensation Plan

The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows participants to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of one, three, five or ten years. The Company funds the obligation through the establishment of a rabbi trust on behalf of the plan’s participants.

Rabbi Trust

The rabbi trust established for the VDCP, with assets totaling $66 million and $57 million as of December 31, 2010 and 2009, respectively, is reflected in investments on the Company’s consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $66 million and $57 million as of December 31, 2010 and 2009, respectively, is reflected on the Company’s consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

16. Employee Benefit Plans (continued)

Deferred Compensation Plans (continued)

Other Deferred Compensation Plans

The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed upon vesting is associated with the returns of certain investment funds. The liability balances for these plans were $13 million and $38 million as of December 31, 2010 and 2009, respectively, and are reflected in the Company’s statements of financial condition as accrued compensation and benefits. In January 2011, the Company granted approximately $36 million of additional deferred compensation which will fluctuate with investment returns and will vest ratably over three years from the date of grant.

SSR and Realty had deferred compensation plans that allowed participants to elect to defer a portion of their annual incentive compensation or commissions for either a fixed term or until retirement and invest the funds in specified investments. SSR has funded a portion of the obligation through the purchase of company-owned life insurance (“COLI”) policies to the benefit of SSR. The COLI assets are carried at fair value on the consolidated statements of financial condition, and at December 31, 2010 and 2009, the value of the COLI assets was $11 million and $11 million, respectively, which were recorded in other assets. Changes in the cash surrender value of the COLI policies are recorded to non-operating income (expense) on the consolidated statements of income. In addition, the Company has recorded a related obligation to repay the deferred incentive compensation, plus applicable earnings, to employees, which totaled $10 million and $11 million which were recorded in accrued compensation and benefits on the consolidated statements of financial condition as of December 31, 2010 and 2009, respectively. Changes in the Company’s obligations under these plans, as a result of appreciation or depreciation of the underlying investments in an employee’s account, are recorded as compensation and benefits expense on the consolidated statements of income. Both plans no longer allow participants to defer a portion of their annual incentive compensation or commissions.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

16. Employee Benefit Plans (continued)

Defined Contribution Plans

BlackRock Retirement Savings Plan

Certain of the Company’s employees participate in the BlackRock Retirement Savings Plan (“BRSP”). Under the BRSP, employee contributions of up to 6% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations (“IRC”), are matched by the Company at 50%. As part of the BRSP, the Company also will make an annual retirement contribution on behalf of each eligible participant equal to no less than 3% of eligible compensation, plus an additional amount, determined at the discretion of the Company, not to exceed 2% of eligible compensation for a total contribution of no more than 5% of eligible compensation, who has attained one year of service and remain employed with the Company through the end of the plan year. The BRSP expense for the Company was $35 million, $24 million and $33 million for the years ended December 31, 2010, 2009 and 2008, respectively. Contributions to the BRSP are made in cash and no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

Effective January 1, 2011, all U.S. employees, including U.S. legacy BGI employees, will participate in the BRSP. All plan assets in the two legacy BGI plans, including the 401K Plan and Retirement Plan (see below), were merged into the BRSP on January 1, 2011. Under the combined BRSP, employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to IRC limitations, will be matched by the Company at 50%. In addition, the Company will continue to make an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation.

BlackRock Institutional Trust Company 401(k) Savings Plan (formerly the BGI 401(k) Savings Plan)

The Company assumed a 401(k) Plan (the “BGI Plan”) covering employees of former BGI as a result of the BGI Transaction. As part of the BGI Plan, employee contributions for participants with at least one year of service were matched at 200% of participants’ pre-tax contributions up to 2% of base salary and overtime, and matched 100% of the next 2% of base salary and overtime, as defined by the plan and subject to IRC limitations. The maximum matching contribution a participant would have received is an amount equal to 6% of base salary up to the IRC limitations. The BGI Plan expense was $12 million for the year ended December 31, 2010 and immaterial to the Company’s consolidated financial statements for the year ended December 31, 2009. Effective January 1, 2011, the net assets of this plan merged into the BRSP.

BlackRock Institutional Trust Company Retirement Plan (formerly the BGI Retirement Plan)

The Company assumed a defined contribution money purchase pension plan (“BGI Retirement Plan”) as a result of the BGI Transaction. All salaried employees of former BGI and its participating affiliates who were U.S. residents on the U.S. payroll were eligible to participate. For participants earning less than $100,000 in base salary, the Company contributed 6% of a participant’s total compensation (base salary, overtime and performance bonus) up to $100,000. For participants earning $100,000 or more in base salary, the Company contributed 6% of a participant’s base salary and overtime up to the IRC limitation of $245,000 in 2010. These contributions were 25% vested once the participant has completed two years of service and then vested at a rate of 25% for each additional year of service completed. Employees with five or more years of service under the Retirement Plan were 100% vested in their entire balance. The Retirement Plan expense was $13 million for the year ended December 31, 2010 and immaterial to the Company’s consolidated financial statements for the year ended December 31, 2009. Effective January 1, 2011, the net assets of this plan merged into the BRSP.

BlackRock Group Personal Pension Plan

BlackRock Investment Management (UK) Limited (“BIM”), a wholly-owned subsidiary of the Company, contributes to the BlackRock Group Personal Pension Plan, a defined contribution plan for all employees of BIM. BIM contributes between 6% and 15% of each employee’s eligible compensation. The expense for this plan was $22 million, $13 million and $16 million for the years ended December 31, 2010, 2009 and 2008, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

16. Employee Benefit Plans (continued)

Defined Benefit Plans

In 2009, prior to the BGI Transaction, the Company had several defined benefit pension plans in Japan, Germany, Luxembourg and Jersey. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants. In 2008, the defined benefit pension values in Luxembourg were transferred into a new defined contribution plan for such employees, removing future liabilities. Participant benefits under the plans will not change with salary increases or additional years of service.

Through the BGI Transaction, the Company assumed defined benefit pension plans in Japan and Germany which are closed to new participants. During 2010, these plans merged into the legacy BlackRock plans in Japan (the “Japan Plan”) and Germany. At December 31, 2010 and 2009, the plan assets for these plans were approximately $19 million and $10 million, respectively, and the unfunded obligations were less than $6 million and $3 million, respectively, which were recorded in accrued compensation and benefits on the consolidated statements of financial condition. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

Defined benefit plan assets for the Japan Plan of approximately $16 million are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on consideration of plan liabilities and the funded status of the plan. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for the plan assets are 45-50% for U.S. and international equity securities, 50-55% for U.S. and international fixed income securities and 0-5% for cash and cash equivalents.

The table below provides the fair value of the defined benefit Japan Plan assets at December 31, 2010 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category.

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	December 31, 2010
Cash and cash equivalents	$9	$—	$9
Equity securities	4	—	4
Fixed income securities	—	3	3

Fair value of plan assets	$13	$3	$16

BlackRock, Inc.

Notes to the Consolidated Financial Statements

16. Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

The assets and unfunded obligation for the defined benefit pension plan in Germany and Jersey were immaterial to the Company’s consolidated financial statements at December 31, 2010.

Post-retirement Benefit Plans

Prior to the BGI Transaction, the Company had requirements to deliver post-retirement medical benefits to a closed population based in the United Kingdom and through the BGI Transaction, the Company assumed a post-retirement benefit plan to a closed population of former BGI employees in the United Kingdom. For the years ended December 31, 2010, 2009 and 2008, expenses and unfunded obligations for these benefits were immaterial to the Company’s consolidated financial statements.

In addition, through the BGI Transaction, the Company assumed a requirement to deliver post-retirement medical benefits to a closed population of former BGI employees in the United States. At December 31, 2010 and 2009, the accumulated benefit obligation for this unfunded plan, which is included in accrued compensation and benefits on the consolidated statements of financial condition, was approximately $7 million and $14 million, respectively. For the year ended December 31, 2010, expenses for these benefits were immaterial to the Company’s consolidated financial statements. The post-retirement medical plan costs are developed from actuarial valuations that include key assumptions, including the discount rate and health care cost trends. Changes in retiree medical plan benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and increases in the cost of healthcare. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material. The estimated impact of a one percentage-point change in the discount rate would be a change of less than $100 thousand on 2010 pension expense and would change the projected benefit obligation by less than $1 million.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

17. Related Party Transactions

Determination of Related Parties

As a result of the BGI Transaction, Barclays acquired approximately 19.8% of the total capital stock of BlackRock. See Note 3, Mergers and Acquisitions, for further discussion. The Company has considered Barclays, along with its affiliates, to be related parties in accordance with ASC 850-10, Related Party Disclosures (“ASC 850-10”), since the closing of the BGI Transaction based on its level of capital stock ownership. At December 31, 2010, Barclays owned approximately 2.3% of the Company’s voting common stock and held approximately 19.6% of the total capital stock.

As a result of the MLIM Transaction in 2006, the Company considered Merrill Lynch (a subsidiary of Bank of America), along with its affiliates, to be related parties based on its level of ownership. Subsequent to the secondary offering in November 2010 by Bank of America of shares of the Company’s stock, Bank of America owned 0% of the Company’s voting common stock and held approximately 7.1% of the total capital stock, and therefore, subsequent revenues and expenses after the secondary offering related to Bank of America and its affiliates are no longer considered related party transactions.

For the years ended December 31, 2010, 2009 and 2008, the Company considered PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2010, PNC owned approximately 25.3% of the Company’s voting common stock and held approximately 20.3% of the total capital stock.

For the years ended December 31, 2010, 2009 and 2008, the Company considers the registered investment companies that it manages, which include mutual funds and exchanged-traded funds, to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties in accordance with ASC 850-10 due to the Company’s influence over the financial and operating policies of the investee.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

17. Related Party Transactions (continued)

Investment Advisory and Administration Fees from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2010	2009	2008
Investment advisory, administration fees and securities lending revenue:
Bank of America and affiliates	$37	$48	$76
PNC and affiliates	4	3	8
Barclays and affiliates	14	2	—
Anthracite Capital, Inc.	4	1	14
Registered investment companies/Equity method investees	4,833	2,561	2,864
Other	1	1	—

Total investment advisory and administration fees	4,893	2,616	2,962

Investment advisory performance fees (equity method investees)	39	35	—

BlackRock Solutions and advisory:
Bank of America and affiliates	1	2	—
PNC and affiliates	9	8	11
Equity method investees	17	21	19
Other	—	—	1

Total BlackRock Solutions and advisory	27	31	31

Other revenue:
Bank of America and affiliates	4	13	10
PNC and affiliates	4	3	—
Barclays and affiliates	35	2	—
Equity method investees	22	15	1
Other	1	1	2

Total other revenue	66	34	13

Total revenue from related parties	$5,025	$2,716	$3,006

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to Bank of America/Merrill Lynch, Barclays and PNC and its affiliates for fees based on AUM. Further, the Company provides risk management services to PNC and Bank of America/Merrill Lynch. The Company contracts with Bank of America/Merrill Lynch for various mutual fund distribution and shareholder servicing to be performed on behalf of certain non-U.S. funds managed by the Company. The Company records its investment advisory and administration fees net of retrocessions. Such retrocession arrangements paid to Bank of America and affiliates during 2010 prior to the offering, 2009 and 2008 were $88 million, $85 million and $118 million, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

17. Related Party Transactions (continued)

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2010	2009	2008
Expenses with related parties:
Distribution and servicing costs
Bank of America and affiliates	$214	$349	$464
PNC and affiliates	11	19	30
Barclays and affiliates	1	—	—
Other	—	—	1

Total distribution and servicing costs	226	368	495
Direct fund expenses
Bank of America and affiliates	10	—	—
Barclays and affiliates	6	—	—

Total direct fund expenses	16	—	—
General and administration expenses
Bank of America and affiliates	11	7	13
Barclays and affiliates	14	3	—
Anthracite Capital, Inc.	14	31	—
Other registered investment companies	33	31	21
Support of two private sponsored enhanced cash funds / Other	—	1	10

Total general and administration expenses	72	73	44

Total expenses with related parties	$314	$441	$539

Certain Agreements and Arrangements with Merrill Lynch and PNC

Global Distribution Agreement with Merrill Lynch

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

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

In connection with the closings under the exchange agreements, on February 27, 2009, BlackRock entered into a second amended and restated stockholder agreement with Merrill Lynch and an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC. See Note 19, Capital Stock, for further discussion.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

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

The amended and restated stockholder agreement with PNC was changed to, among other things, (i) revise the definitions of “Ownership Cap” and “Ownership Threshold,” (ii) amend or supplement certain other definitions and provisions therein to incorporate series D participating preferred stock, (iii) provide that none of the transfer restriction provisions set forth in the amended and restated stockholder agreement with PNC apply to the shares purchased by PNC as part of the financing for the BGI Transaction, (iv) amend the provision relating to the composition of BlackRock’s Board of Directors and (v) provide that the amended and restated stockholder agreement with PNC shall terminate upon the later of (A) the five year anniversary of the amended and restated stockholder agreement with PNC and (B) the first date on which PNC and its affiliates beneficially own less than 5% of the outstanding BlackRock capital stock, subject to certain other conditions specified therein.

November 2010 Changes to Stockholder and Global Distribution Agreements with Merrill Lynch

In November 2010, in connection with the secondary offering by Bank of America of shares of BlackRock’s common stock, the Company entered into an amended and restated stockholder agreement and an amended and restated global distribution agreement with Merrill Lynch.

The changes to the stockholder agreement with Merrill Lynch provides, among other things, for the following: (i) a reduction in the number of directors Merrill Lynch is entitled to designate upon its holding falling below 10% and 5% thresholds, (ii) a reduction of the cap on total ownership of BlackRock capital stock, (iii) restrictions on Merrill Lynch transferring any shares until November 15, 2011 and (iv) the setting of a termination date of the agreement to July 31, 2013.

This amendment to the global distribution agreement clarifies certain economic arrangements with respect to revenue neutrality across BlackRock products distributed by Merrill Lynch.

The total amount of related party transactions expensed by BlackRock through November 2010, and full year 2009 and 2008 related to Merrill Lynch distribution and servicing of products covered by the global distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $210 million, $337 million and $456 million, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

17. Related Party Transactions (continued)

Certain Agreements and Arrangements with Merrill Lynch and PNC (continued)

Other Agreements

In connection with the MLIM Transaction, Merrill Lynch agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements will amount to 50% of the total amount of awards to former MLIM employees between $100 million and $200 million. The Company is entitled to invoice Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. Through January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of $200 million. In 2010 and 2009, Merrill Lynch reimbursed $10 million and $25 million, respectively, to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Upon receipt, the reimbursements were recorded as capital contributions.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

17. Related Party Transactions (continued)

Certain Agreements and Arrangements with Barclays (continued)

Other Agreements

Barclays and certain of its affiliates have been engaged by the Company to provide the use of certain indices for certain BlackRock investments funds and for a fee to provide indemnification to clients related to potential losses in connection with lending of client securities. For the year ended December 31, 2010, fees incurred for these agreements were $14 million and amounts during the year ended December 31, 2009 were not material.

Certain Agreements with Merrill Lynch, PNC and Barclays

Concurrent with the secondary offering, BlackRock, Merrill Lynch, PNC and Barclays agreed with the underwriters in such transactions subject to certain limited exceptions, not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 90 days after November 8, 2010 without first obtaining the written consent of Merrill Lynch. This lock-up provision expired on February 8, 2011. Additionally, Merrill Lynch agreed to an additional lock-up period of 12 months following the closing of the secondary offering, which occurred on November 15, 2010, subject to certain limited exceptions, pursuant to the amended and restated stockholder agreement with BlackRock.

Receivables and Payables with Related Parties

Due from related parties was $150 million and $189 million at December 31, 2010 and 2009, respectively, and primarily represented a tax indemnification asset due from Barclays, receivables for investment advisory and administration services provided by BlackRock, and other receivables from certain investment products managed by BlackRock. Due from related parties at December 31, 2010 included $71 million due from certain funds, $69 million of a tax indemnification asset due from Barclays and $10 million in receivables from PNC and Barclays. Due from related parties at December 31, 2009 included $72 million of a tax indemnification asset due from Barclays, $57 million due from certain funds, $48 million in receivables from Bank of America/Merrill Lynch, PNC and Barclays and a $12.5 million carrying value in loan receivables from Anthracite Capital, Inc. (“Anthracite”) (see below).

Accounts receivable at December 31, 2010 and 2009 includes $559 million and $492 million, respectively, related to receivables from BlackRock mutual funds and iShares for investment advisory and administration services.

Due to related parties was $57 million and $505 million at December 31, 2010 and 2009, respectively, and primarily represented assumed liabilities from the BGI Transaction. Due to related parties at December 31, 2010 included $41 million and $15 million payable to Barclays and certain investment products managed by BlackRock, respectively. The payable at December 31, 2010 to Barclays included non-interest bearing notes assumed by BlackRock at the close of the BGI Transaction related to certain acquired tax receivables and other contractual items. Due to related parties at December 31, 2009 included $408 million and $95 million payable to Barclays and Merrill Lynch, respectively. The payable at December 31, 2009 to Barclays included non-interest bearing notes assumed by BlackRock at the close of the BGI Transaction related to certain acquired tax receivables and other contractual items.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

17. Related Party Transactions (continued)

Loan Commitments with Anthracite

Prior to March 31, 2010, the Company was committed to provide financing of up to $60 million to Anthracite, a specialty commercial real estate finance company that was managed by a subsidiary of BlackRock. The financing is collateralized by a pledge by Anthracite of its ownership interest in a real estate debt investment fund, which is managed by a subsidiary of BlackRock. At December 31, 2010, $33.5 million of financing was outstanding and remains outstanding as of February 2011, which is past its final maturity date of March 5, 2010. At December 31, 2010, the carrying value of the collateral was estimated to be zero, which resulted in an additional $12.5 million reduction in amounts due from related parties on the Company’s consolidated statement of financial condition and an equal amount recorded in general and administrative expenses on the Company’s consolidated statement of income for the year ended December 31, 2010. The Company has no obligation to loan additional amounts to Anthracite under this facility. Anthracite filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York on March 15, 2010. Recovery of any amount of the financing provided by the Company in excess of the value of the collateral is not anticipated. The Company continues to evaluate the collectability of the outstanding borrowings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

18. Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers.

Banking Regulatory Requirements

BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly-owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust activities. BTC is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, BTC must meet specific capital guidelines that invoke quantitative measures of BTC’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and Total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2010 and 2009, it exceeded the applicable capital adequacy requirements.

(Dollar amounts in millions)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk weighted assets)	$874	103.3%	$68	8.0%	$85	10.0%
Tier 1 capital (to risk weighted assets)	$874	103.3%	$34	4.0%	$51	6.0%
Tier 1 capital (to average assets)	$874	55.1%	$64	4.0%	$79	5.0%

Broker-dealers

BlackRock Investments, LLC, BlackRock Capital Markets, LLC, BlackRock Execution Services and BlackRock Fund Distribution Company are registered broker-dealers and wholly-owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements as of December 31, 2010

At December 31, 2010, the Company was required to maintain approximately $897 million in net capital in certain regulated subsidiaries, including BTC, entities regulated by the FSA in the United Kingdom, and the broker-dealers and is in compliance with all applicable regulatory minimum net capital requirements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

19. Capital Stock

Capital Stock Authorized

BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2010 and 2009. At December 31, 2010 and 2009, BlackRock had 20,000,000 series A non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2010 and 2009, BlackRock had 150,000,000 series B non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2010 and 2009, BlackRock had 6,000,000 series C non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2010 and 2009, BlackRock had 20,000,000 series D non-voting participating preferred shares, $0.01 par value, authorized.

Common Shares Held in Escrow

On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. In April 2008, November 2009 and October 2010, 280,519, 42,326, and 865,337, respectively, of common shares were released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect subsequent to the release. The remaining 3,603 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

February 2009 Capital Exchanges

On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock common stock it held for an equal number of shares of non-voting participating preferred stock. On February 27, 2009, Merrill Lynch exchanged (i) 49,865,000 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series B non-voting participating preferred stock, and (ii) 12,604,918 shares of BlackRock’s series A preferred stock for a like number of shares of series B preferred stock, and PNC exchanged (i) 17,872,000 shares of BlackRock’s common stock for a like number of shares of series B non-voting preferred stock and (ii) 2,889,467 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series C non-voting participating preferred stock.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

19. Capital Stock (continued)

2009 Capital Stock Activities Related to BGI Transaction

In June and December 2009 the Company raised capital from third party investors via a private placement of 19,914,652 shares of capital stock, at an agreed upon fixed price of $140.60 per share, to finance the cash consideration of the BGI Transaction. The issuance price of $140.60 was based on the valuation of the Company’s common shares for a 10 day period prior to the announcement of the BGI Transaction less an agreed upon discount. Subsequent to the determination of the issuance price the number of share to be issued were fixed.

•

In June 2009, the Company issued to an institutional investor 2,133,713 shares of BlackRock’s common stock at $140.60 per share. The $300 million proceeds from this issuance was used to fund a portion of the purchase of BGI. See Note 3, Mergers and Acquisitions, for further discussion.

•

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

At the close of the BGI Transaction on December 1, 2009, the Company issued 3,031,516 common shares, and 26,888,001 and 7,647,524 of series B and D non-voting participating preferred stock, respectively, to Barclays as part of the consideration for the purchase of BGI.

January 2010 Capital Exchange

In January 2010, 600,000 common shares were exchanged for Series B preferred stock and all 11,203,442 Series D preferred stock outstanding at December 31, 2009 were exchanged for Series B preferred stock.

November 2010 Capital Exchanges

On November 15, 2010, the Company announced the closing of the secondary offerings by Bank of America and PNC of 58,737,122 shares of BlackRock’s common stock, which included 56,407,040 shares of common stock issued upon the conversion of BlackRock’s series B non-voting participating preferred stock. Concurrently with the secondary offerings, BlackRock issued 11,105,000 shares of common stock to PNC in exchange for an equal number of shares of series B non-voting participating preferred stock.

Cash Dividends for Common and Preferred Shares / RSUs

During the years ended December 31, 2010, 2009 and 2008, the Company paid cash dividends of $4.00 per share (or $776 million), $3.12 per share (or $422 million) and $3.12 per share (or $419 million), respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

19. Capital Stock (continued)

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued							Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Preferred Shares Series D	Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Preferred Shares Series D
January 1, 2008	118,573,367	(1,191,785)	(1,322,022)	12,604,918	—	—	—	116,059,560	12,604,918	—	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	—	—	976,103	—	—	—	—	976,103	—	—	—	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	280,519	—	—	—	—	—	280,519	—	—	—	—
PNC LTIP capital contribution	—	—	(25,072)	—	—	—	—	(25,072)	—	—	—	—

December 31, 2008	118,573,367	(911,266)	(370,991)	12,604,918	—	—	—	117,291,110	12,604,918	—	—	—

Issuance of shares to institutional investors	10,771,232	—	—	—	5,587,232	—	3,556,188	10,771,232	—	5,587,232	—	3,556,188
Issuance of shares to Barclays	3,031,516	—	—	—	26,888,001	—	7,647,254	3,031,516	—	26,888,001	—	7,647,254
Issuance of common shares for contingent consideration	330,341	—	—	—	—	—	—	330,341	—	—	—	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	42,326	—	—	—	—	—	42,326	—	—	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	696,788	—	410,789	—	—	—	—	1,107,577	—	—	—	—
Exchange of preferred shares series A for series B	—	—	—	(12,604,918)	12,604,918	—	—	—	(12,604,918)	12,604,918	—	—
Exchange of common shares for preferred shares series B	(67,737,000)	—	—	—	67,737,000	—	—	(67,737,000)	—	67,737,000	—	—
Exchange of common shares for preferred shares series C	(2,889,467)	—	—	—	—	2,889,467	—	(2,889,467)	—	—	2,889,467	—
PNC LTIP capital contribution	—	—	(51,399)	—	—	—	—	(51,399)	—	—	—	—

December 31, 2009	62,776,777	(868,940)	(11,601)	—	112,817,151	2,889,467	11,203,442	61,896,236	—	112,817,151	2,889,467	11,203,442

Release of common stock from escrow agent in connection with Quellos Transaction	—	865,337	—	—	—	—	—	865,337	—	—	—	—
Other stock repurchases	—	—	(896,102)					(896,102)
Exchange of common stock for preferred shares series B	—		(600,000)	—	600,000	—	—	(600,000)	—	600,000	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	1,634,807	—	804,243	—	—	—	—	2,439,050	—	—	—	—
Exchange of preferred shares series D for series B	—	—	—	—	11,203,442	—	(11,203,442)	—	—	11,203,442	—	(11,203,442)
Exchange of preferred shares series B for common shares	67,512,040	—	—	—	(67,512,040)	—	—	67,512,040	—	(67,512,040)	—	—
PNC LTIP capital contribution	—	—		—	—	(23,028)	—	—	—	—	(23,028)	—

December 31, 2010	131,923,624	(3,603)	(703,460)	—	57,108,553	2,866,439	—	131,216,561	—	57,108,553	2,866,439	—

BlackRock, Inc.

Notes to the Consolidated Financial Statements

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

During 2009, the Company continued to reduce its workforce globally. This action was the result of business reengineering efforts designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of $22 million ($14 million after-tax) for the three months ended March 31, 2009. This charge was comprised of $15 million of severance and associated outplacement costs, $4 million of property costs associated with the lease payments for the remaining term in excess of the estimated sublease proceeds and $3 million of expenses related to the accelerated amortization of previously granted equity-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s consolidated statements of financial condition:

(Dollar amounts in millions)
Liability as of December 31, 2007	$—
Additions	38
Cash payments	(14)
Accelerated amortization of equity-based awards	(3)

Liability as of December 31, 2008	21
Additions	22
Cash payments	(34)
Accelerated amortization of equity-based awards	(3)

Liability as of December 31, 2009	$6
Cash payments	(4)

Liability as of December 31, 2010	$2

BlackRock, Inc.

Notes to the Consolidated Financial Statements

21. Income Taxes

The components of income tax expense for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008
Current income tax expense:
Federal	$708	$342	$396
State and local	60	36	49
Foreign	200	86	175

Total net current income tax expense	968	464	620

Deferred income tax expense (benefit):
Federal	28	(7)	(160)
State and local	10	(60)	(21)
Foreign	(35)	(22)	(52)

Total net deferred income tax expense (benefit)	3	(89)	(233)

Total income tax expense	$971	$375	$387

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to non-controlling interests:

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008
Domestic	$2,258	$899	$654
Foreign	776	351	517

Total	$3,034	$1,250	$1,171

BlackRock, Inc.

Notes to the Consolidated Financial Statements

21. Income Taxes (continued)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
(Dollar amounts in millions)	2010	%	2009	%	2008	%
Statutory income tax expense	$1,062	35%	$438	35%	$410	35%

Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	53	2	21	2	25	2
Impact of foreign, state, and local tax rate changes on deferred taxes	(27)	(1)	(45)	(4)	—	—
Effect of foreign tax rates	(145)	(4)	(81)	(6)	(37)	(3)
Other	28	—	42	3	(11)	(1)

Income tax expense	$971	32%	$375	30%	$387	33%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(Dollar amounts in millions)	2010	2009(1)

Deferred income tax assets:
Compensation and benefits	$374	$399
Unrealized investment losses	108	155
Loss carryforwards	67	40
Other	186	134

Gross deferred tax assets	735	728
Less: deferred tax valuation allowances	(78)	(71)

Deferred tax assets net of valuation allowances	657	657

Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,813	5,829
Acquired finite-lived intangibles	271	325
Other	40	53

Gross deferred tax liabilities	6,124	6,207

Net deferred tax (liabilities)	($5,467)	($5,550)

(1)

Certain line items on the consolidated statement of financial condition, including deferred tax assets and deferred tax liabilities, have been retrospectively adjusted as of December 31, 2009 to reflect new information obtained about facts that existed as of December 1, 2009, the BGI acquisition date.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

21. Income Taxes (continued)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2010, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $10 million and $5,477 million, respectively. At December 31, 2009, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $21 million and $5,571 million, respectively.

The United Kingdom in the third quarter of 2010 and New York City in the third quarter of 2009 enacted legislation reducing corporate income tax rates, which resulted in a revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets, which resulted in a $30 million and a $45 million tax benefit, respectively.

The Company had a deferred income tax asset related to unrealized investment losses of approximately $108 million and $155 million as of December 31, 2010 and 2009, respectively, reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. During 2008, the Company incurred investment losses of $573 million primarily related to unrealized losses on investments. Substantially all of the investment losses relate to investments held by subsidiaries in the United States. After the allocation of net loss attributable to non-controlling interests of $155 million, the net loss on investments was $418 million. A portion of the net loss is expected to be ordinary if recognized and, as result, will not be subject to any limitations. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses.

At December 31, 2010 and 2009, the Company had available state net operating loss carry forwards of $182 million and $568 million, respectively, which will expire on or before 2032. As of December 31, 2010, the Company had a foreign net operating loss carryforwards of $84 million of which $42 million expires on or before 2017 and the balance will carry forward indefinitely. In addition, at December 31, 2010 and 2009, the Company had U.S. capital loss carryforwards of $90 million which were acquired in the BGI Transaction and will expire on or before 2013.

At December 31, 2010 and 2009, the Company had $78 million and $71 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year over year increase in the valuation allowance primarily related to certain foreign deferred income tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 11, Goodwill, for further discussion.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

21. Income Taxes (continued)

Current income taxes are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction. As of December 31, 2010, the Company had current income taxes receivable and payable of $57 million and $157 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. As of December 31, 2009, the Company had current income taxes receivable and payable of $292 million and $86 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $1,297 million and $778 million as of December 31, 2010 and 2009, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

Pursuant to the adoption of ASC 740-10 related to uncertainty in income taxes, see the following tabular reconciliation which presents the total amounts of gross unrecognized tax benefits:

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	2008
Balance at January 1	$285	$114	$66
Additions for tax positions of prior years	10	11	12
Reductions for tax positions of prior years	(17)	(1)	(2)
Additions based on tax positions related to current year	35	63	42
Lapse of statute of limitations	(8)	—	—
Settlements	(2)	(16)	(7)
Foreign exchange translation	—	(3)	3
Positions assumed in BGI Transaction	4	117	—

Balance at December 31	$307	$285	$114

Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008, respectively, are $194 million, $184 million and $60 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $8 million during 2010 and in total, as of December 31, 2010, has recognized a liability for interest and penalties of $56 million. During 2009, the Company accrued interest and penalties of $8 million and in total, as of December 31, 2009, has recognized a liability for interest and penalties of $48 million, of which $28 million was assumed in the BGI Transaction. During 2008, the Company accrued interest and penalties of $5 million and in total, as of December 31, 2008, had recognized a liability for interest and penalties of $11 million.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

21. Income Taxes (continued)

Pursuant to the Amended and Restated Stock Purchase Agreement, the Company has been indemnified by Barclays for $69 million of unrecognized tax benefits.

BlackRock is subject to U.S. federal income tax as well as income tax in multiple jurisdictions. The tax years after 2005 remain open to U.S. federal, state and local income tax examination, and the tax years after 2006 remain open to income tax examination in the United Kingdom. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006. The Internal Revenue Service (“IRS”) is currently examining the Company’s 2006 and 2007 tax years and management expects that examination to conclude during 2011. In February 2011, the Company received a notice of proposed adjustments from the IRS. Management does not anticipate that its resolution would result in a material change to its consolidated financial statements. The Company is currently under audit in several state and foreign jurisdictions.

As of December 31, 2010, it is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $15 million to $25 million within the next twelve months. The Company does not anticipate that any possible adjustments resulting from these audits would result in a material change to its consolidated financial statements.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements

22. Earnings Per Share

The following table sets forth the computation of basic EPS:

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2010	2009	2008

Net income attributable to BlackRock, Inc.	$2,063	$875	$784
Less:
Dividends distributed to common shares	764	412	406
Dividends distributed to participating RSUs	12	10	13

Undistributed net income attributable to BlackRock, Inc.	1,287	453	365
Percentage of undistributed net income allocated to common shares(a)	98.6%	97.3%	96.6%

Undistributed net income allocated to common shares	1,269	441	353
Plus:
Common share dividends	764	412	406

Net income attributable to common shares	$2,033	$853	$759

Weighted-average shares outstanding	190,554,510	136,669,164	129,543,443

Basic earnings per share attributable to BlackRock, Inc., common stockholders:	$10.67	$6.24	$5.86

BlackRock, Inc.

Notes to the Consolidated Financial Statements

22. Earnings Per Common Share (continued)

The following table sets forth the computation of diluted EPS:

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2010	2009	2008
Net income attributable to BlackRock, Inc.	$2,063	$875	$784
Less:
Dividends distributed to common shares	764	412	406
Dividends distributed to participating RSUs	12	10	13

Undistributed net income attributable to BlackRock, Inc.	1,287	453	365
Percentage of undistributed net income allocated to common shares(a)	98.6%	97.3%	96.6%

Undistributed net income allocated to common shares	1,269	441	353
Plus:
Common share dividends	764	412	406

Net income attributable to common shares	$2,033	$853	$759

Weighted-average common shares outstanding	190,554,510	136,669,164	129,543,443

Dilutive effect of:
Stock options and non-participating RSUs	1,751,487	1,519,570	1,172,081
Convertible debt	386,050	1,292,715	254,284
Acquisition-related contingent stock payments	—	—	406,709

Total diluted weighted-average shares outstanding	192,692,047	139,481,449	131,376,517

Dilutive earnings per share attributable to BlackRock, Inc., common stockholders:	$10.55	$6.11	$5.78

(a)	Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). At December 31, 2010, 2009 and 2008, outstanding participating securities were 2.8 million, 3.8 million and 4.5 million, respectively.

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

Due to the similarities in terms between BlackRock series A, B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers the series A, B, C and D non-voting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding series A, B, C and D non-voting participating preferred stock and dividends paid for these series in the calculation of average basic and diluted shares outstanding for the years ended December 31, 2010, 2009 and 2008.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

22. Earnings Per Common Share (continued)

For the year ended December 31, 2010, 1,198,856 RSUs were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the years ended December 31, 2009 and 2008, 1,240,998 and 1,336,911 stock options, respectively, were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

Shares issued in Quellos Transaction

On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. In total, 1,188,182 common shares were released to Quellos between April 2008 and October 2010 and became dilutive subsequent to the respective release dates. The remaining 3,603 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the years ended December 31, 2010, 2009 and 2008.

(Dollar amounts in millions)	Year ended December 31,
	2010	2009	2008
Equity	$4,055	$1,468	$1,701
Fixed income	1,531	921	879
Multi-asset class	773	499	527
Alternatives	961	515	619
Cash management	510	625	708

Total investment advisory, administration fees, securities lending revenue and performance fees	7,830	4,028	4,434
BlackRock Solutions and advisory	460	477	393
Distribution fees	116	100	139
Other revenue	206	95	98

Total revenue	$8,612	$4,700	$5,064

The following table illustrates the Company’s total revenue for the years ended December 2010, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions) Revenue	2010	% of Total	2009	% of Total	2008	% of Total
Americas	$5,824	67%	$3,309	70%	$3,438	68%
Europe	2,300	27%	1,179	25%	1,360	27%
Asia-Pacific	488	6%	212	5%	266	5%

Total revenue	$8,612	100%	$4,700	100%	$5,064	100%

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2010, 2009 and 2008 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	2010	% of Total	2009	% of Total	2008	% of Total
Americas	$13,092	99%	$12,983	99%	$5,714	99%
Europe	42	—%	46	—%	27	—%
Asia-Pacific	99	1%	94	1%	52	1%

Total long-lived assets	$13,233	100%	$13,123	100%	$5,793	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

24. Selected Quarterly Financial Data (unaudited)

(Dollar amounts in millions, except per share data) 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,995	$2,032	$2,092	$2,493
Operating income	$654	$697	$707	$940
Net income	$428	$389	$584	$649
Net income attributable to BlackRock, Inc.	$423	$432	$551	$657

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.20	$2.23	$2.85	$3.39
Diluted	$2.17	$2.21	$2.83	$3.35

Weighted-average common shares outstanding:
Basic	189,676,023	190,975,161	190,494,905	191,057,374
Diluted	192,152,251	192,569,539	192,326,841	193,478,460

Dividend Declared Per Share	$1.00	$1.00	$1.00	$1.00

Common stock price per share:
High	$243.80	$212.27	$172.87	$193.74
Low	$200.56	$143.01	$138.42	$161.53
Close	$217.76	$143.40	$170.25	$190.58

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$987	$1,029	$1,140	$1,544
Operating income	$271	$261	$357	$389
Net income	$62	$244	$334	$257
Net income attributable to BlackRock, Inc.	$84	$218	$317	$256

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$0.63	$1.62	$2.31	$1.65
Diluted	$0.62	$1.59	$2.27	$1.62

Weighted-average common shares outstanding:
Basic	130,216,218	130,928,926	133,266,379	152,062,468
Diluted	131,797,189	133,364,611	135,902,241	155,040,242

Dividend Declared Per Share	$0.78	$0.78	$0.78	$0.78

Common stock price per share:
High	$143.32	$183.80	$220.17	$241.66
Low	$88.91	$119.12	$159.45	$206.00
Close	$130.04	$175.42	$216.82	$232.20

•	The first quarter of 2009 included the impact of a $22 million pre-tax expense related to restructuring charges.

•	The second, third and fourth quarters of 2009 included $15 million, $16 million and $152 million of pre-tax BGI transaction and integration costs, respectively.

•

The fourth quarter of 2009 included incremental revenue and expenses related to the operations of BGI in December 2009, and subsequent quarters in 2010 included the full effect of the operations of BGI.

•	The third quarter of 2010 and 2009 included a $30 million and $45 million tax benefit related to United Kingdom and New York City income tax law changes, respectively.

•	The first, second and third quarters of 2010 included $52 million, $32 million and $6 million of pre-tax BGI integration costs, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

25. Subsequent Events

Additional Subsequent Event Review

In addition to the subsequent events included in the notes to the consolidated financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

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

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(1)	Amended and Restated Bylaws of BlackRock.

3.3(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.4(2)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.5(2)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.6(3)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.

4.1(4)	Specimen of Common Stock Certificate.

4.2(5)	Indenture, dated as of February 23, 2005, between Old BlackRock and The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.3(5)	Form of 2.625% Convertible Debentures due 2035 (included as Exhibit A in Exhibit 4.2).

4.4(1)	First Supplemental Indenture, dated September 29, 2006, relating to the 2.625% Convertible Debentures due 2035.

4.5(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.6(7)	Form of 6.25% Notes due 2017.

4.7(8)	Form of 2.25% Notes due 2012.

4.8(8)	Form of 3.50% Notes due 2014.

4.9(8)	Form of 5.00% Notes due 2019.

10.1(9)	Tax Disaffiliation Agreement, dated October 6, 1999, among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(10)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +

10.3(11)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.4(12)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.5(4)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.8(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.9(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.11(1)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.12(14)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.13(15)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.14(16)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.15(2)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.16(17)	Transition Services Agreement, dated as of September 29, 2006, by and between Merrill Lynch & Co., Inc. and BlackRock.

10.17(18)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.18(19)	Five-Year Revolving Credit Agreement, dated as of August 22, 2007, by and among BlackRock, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers, Citigroup Global Markets Inc., as syndication agent, and HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Morgan Stanley Bank, as documentation agents.

10.19(20)	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.20(2)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.21(21)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.22	Third Amended and Restated Stockholder Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.23(22)	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.24(23)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.25(3)	Amended and Restated Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Bank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock.

10.26(3)	Stockholder Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BRHoldings S.à.r.l.

10.27(3)	Registration Rights Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BRHoldings S.à.r.l.

10.28(24)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(4)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(5)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004.
(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

EXHIBIT INDEX (continued)

(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(9)	Incorporated by reference to Old BlackRock’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed on May 13, 1999.
(10)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2010.
(11)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(13)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(14)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.
(15)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(16)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(17)	Incorporated by reference to BlackRock’s Registration Statement on Form S-4, as amended, originally filed on June 9, 2006.
(18)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on August 27, 2007.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 17, 2010.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(24)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
+	Denotes compensatory plans or arrangements