Form 10-Q
period 2011-03-31
BlackRock Inc.
filed 2011-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or, a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2011, there were 132,318,957 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- i -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$2,779	$3,367
Accounts receivable	2,223	2,095
Due from related parties	136	150
Investments	1,528	1,540
Assets of consolidated variable interest entities
Cash and cash equivalents	133	93
Bank loans and other investments	1,274	1,312
Separate account assets	121,903	121,137
Collateral held under securities lending agreements	17,236	17,638
Deferred sales commissions, net	60	66
Property and equipment (net of accumulated depreciation of $460 and $426 at March 31, 2011 and December 31, 2010, respectively)	479	428
Intangible assets (net of accumulated amortization of $655 and $615 at March 31, 2011 and December 31, 2010, respectively)	17,472	17,512
Goodwill	12,804	12,805
Other assets	395	316

Total assets	$178,422	$178,459

Liabilities
Accrued compensation and benefits	$538	$1,520
Accounts payable and accrued liabilities	1,366	1,068
Due to related parties	26	57
Short-term borrowings	—	100
Liabilities of consolidated variable interest entities
Borrowings	1,297	1,278
Other liabilities	7	7
Convertible debentures	63	67
Long-term borrowings	3,192	3,192
Separate account liabilities	121,903	121,137
Collateral liabilities under securities lending agreements	17,236	17,638
Deferred income tax liabilities	5,526	5,477
Other liabilities	552	584

Total liabilities	151,706	152,125

Commitments and contingencies (Note 11)
Temporary equity
Redeemable non-controlling interests	4	6

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010

Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at March 31, 2011 and December 31, 2010;
Shares issued: 132,282,360 and 131,923,624 at March 31, 2011 and December 31, 2010, respectively;
Shares outstanding: 132,268,423 and 131,216,561 at March 31, 2011 and December 31, 2010, respectively
Preferred stock (Note 14)	1	1
Additional paid-in capital	22,455	22,502
Retained earnings	4,019	3,723
Appropriated retained earnings	58	75
Accumulated other comprehensive loss	(52)	(96)
Escrow shares, common, at cost (3,603 shares held at March 31, 2011 and December 31, 2010)	(1)	(1)
Treasury stock, common, at cost (10,334 and 703,460 shares held at March 31, 2011 and December 31, 2010, respectively)	(2)	(111)

Total BlackRock, Inc. stockholders’ equity	26,479	26,094
Nonredeemable non-controlling interests	188	189
Nonredeemable non-controlling interests of consolidated variable interest entities	45	45

Total permanent equity	26,712	26,328

Total liabilities, temporary equity and permanent equity	$178,422	$178,459

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,357	$1,149
Other third parties	627	604

Investment advisory, administration fees and securities lending revenue	1,984	1,753
Investment advisory performance fees	83	50
BlackRock Solutions and advisory	128	113
Distribution fees	28	28
Other revenue	59	51

Total revenue	2,282	1,995

Expenses
Employee compensation and benefits	830	773
Distribution and servicing costs
Related parties	1	64
Other third parties	108	36
Amortization of deferred sales commissions	22	26
Direct fund expenses	143	113
General and administration	340	289
Amortization of intangible assets	40	40

Total expenses	1,484	1,341

Operating income	798	654
Non-operating income (expense)
Net gain (loss) on investments	59	37
Net gain (loss) on consolidated variable interest entities	(15)	1
Interest and dividend income	9	4
Interest expense	(38)	(40)

Total non-operating income (expense)	15	2

Income before income taxes	813	656
Income tax expense	249	228

Net income	564	428
Less:
Net income (loss) attributable to nonredeemable non-controlling interests	(4)	5

Net income attributable to BlackRock, Inc.	$568	$423

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.92	$2.20
Diluted	$2.89	$2.17
Cash dividends declared and paid per share	$1.375	$1.00
Weighted-average common shares outstanding:
Basic	191,797,365	189,676,023
Diluted	194,296,504	192,152,251

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$564	$428
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax
Unrealized holding gains (losses), net of tax	1	3
Less: reclassification adjustment included in net income	(1)	1

Net change from available-for-sale investments, net of tax(1)	—	2
Minimum pension liability adjustment	—	(1)
Foreign currency translation adjustments	44	(70)

Comprehensive income	608	359
Less: Comprehensive income (loss) attributable to non-controlling interests	(4)	5

Comprehensive income attributable to BlackRock, Inc.	$612	$354

(1)	The tax benefit (expense) on unrealized holding gains (losses) was zero and ($1) million during the three months ended March 31, 2011 and 2010, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6
Net income	—	568	—	—	—	—	568	11	(15)	564	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(17)	—	—	—	(17)	—	17	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(272)	—	—	—	—	(272)	—	—	(272)	—
Stock-based compensation	137	—	—	—	—	—	137	—	—	137	—
Merrill Lynch capital contribution	8	—	—	—	—	—	8	—	—	8	—
Net issuance of common shares related to employee stock transactions	(205)	—	—	—	—	109	(96)	—	—	(96)	—
Net tax benefit (shortfall) from stock-based compensation	13	—	—	—	—	—	13	—	—	13	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(12)	(2)	(14)	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(2)
Foreign currency translation adjustments	—	—	—	44	—	—	44	—	—	44	—

March 31, 2011	$22,457	$4,019	$58	($52)	($1)	($2)	$26,479	$188	$45	$26,712	$4

(1)	Includes $1 million of common stock and $1 million of preferred stock at both March 31, 2011 and December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	423	—	—	—	—	423	4	1	428	—
Dividends paid, net of dividend expense for unvested RSUs	—	(196)	—	—	—	—	(196)	—	—	(196)	—
Stock-based compensation	108	—	—	—	—	—	108	—	—	108	—
PNC LTIP capital contribution	5	—	—	—	—	—	5	—	—	5	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Net issuance of common shares related to employee stock transactions	(171)	—	—	—	—	64	(107)	—	—	(107)	—
Convertible debt conversions, net of tax	(64)	—	—	—	—	64	—	—	—	—	—
Net tax benefit (shortfall) from stock-based compensation	41	—	—	—	—	—	41	—	—	41	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions/(redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(6)	(4)	(10)	19
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	11
Other changes in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—
Foreign currency translation adjustments	—	—	—	(70)	—	—	(70)	—	—	(70)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	2	—	—	2	—	—	2	—

March 31, 2010	$22,176	$2,663	$114	($165)	($137)	($3)	$24,648	$174	$46	$24,868	$79

(1)	Includes $1 million of common stock and $1 million of preferred stock at both March 31, 2010 and December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$564	$428
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	73	78
Amortization of deferred sales commissions	22	26
Stock-based compensation	137	108
Deferred income tax expense (benefit)	48	55
Net (gains) losses on non-trading investments	(22)	(12)
Purchases of investments within consolidated funds	(1)	(8)
Proceeds from sales and maturities of investments within consolidated funds	9	14
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(40)	(42)
Net (gains) losses within consolidated VIEs	15	—
Net (purchases)/proceeds within consolidated VIEs	42	36
(Earnings) losses from equity method investees	(41)	(35)
Distributions of earnings from equity method investees	5	4
Other adjustments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(130)	(157)
Due from related parties	—	11
Deferred sales commissions	(16)	(23)
Investments, trading	(1)	(59)
Other assets	(68)	149
Accrued compensation and benefits	(982)	(863)
Accounts payable and accrued liabilities	292	203
Due to related parties	(31)	(99)
Other liabilities	(31)	23

Cash flows from operating activities	(156)	(164)

Cash flows from investing activities
Purchases of investments	(53)	(28)
Purchases of assets held for sale	—	(1)
Proceeds from sales and maturities of investments	104	29
Distributions of capital from equity method investees	17	20
Net consolidations (deconsolidations) of sponsored investment funds	—	2
Acquisitions, net of cash acquired	—	(8)
Purchases of property and equipment	(83)	(44)

Cash flows from investing activities	(15)	(30)

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities
Repayments of short-term borrowings	(100)	(1,354)
Repayments of convertible debt	(4)	(148)
Cash dividends paid	(272)	(196)
Proceeds from stock options exercised	9	6
Proceeds from issuance of common stock	1	1
Repurchases of common stock	(106)	(114)
Merrill Lynch capital contribution	8	—
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	(14)	9
Excess tax benefit from stock-based compensation	13	41

Cash flows from financing activities	(465)	(1,755)

Effect of exchange rate changes on cash and cash equivalents	48	(56)

Net increase (decrease) in cash and cash equivalents	(588)	(2,005)
Cash and cash equivalents, beginning of period	3,367	4,708

Cash and cash equivalents, end of period	$2,779	$2,703

Supplemental disclosure of cash flow information is as follows:
Cash paid for:
Interest	$24	$26
Interest on borrowings of consolidated VIEs	$15	$12
Income taxes	$132	$67
Supplemental schedule of non-cash investing and financing transactions is as follows:
Issuance of common stock	$206	$230
Increase (decrease) in borrowings due to consolidation of VIEs	$—	$1,157

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

On March 31, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
The PNC Financial Services Group, Inc. (“PNC”)	25.1%	20.2%
Barclays Bank PLC (“Barclays”)	2.3%	19.5%
Bank of America Corporation (“Bank of America”)/Merrill Lynch & Co., Inc.	—%	7.1%
Other	72.6%	53.2%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011.

The interim financial information at March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain items previously reported have been reclassified to conform to the current period presentation.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs

The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major class of assets and liabilities and new disclosures with regards to significant transfers into and out of Levels 1 and 2. See Accounting Policies Adopted in the Three Months Ended March 31, 2011 below for more information on additional fair value disclosure requirements adopted in 2011.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”) which, in accordance with GAAP, are calculated under fair value measures and are equal to the earnings of such funds), ETFs, equities and certain derivatives.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As a practical expedient, the Company relies on the NAV (or its equivalents) of certain investments as their fair value.

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

•

Level 3 assets in this category include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds and bank loans.

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

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on its condensed consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash), as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At March 31, 2011, the fair value of loaned securities held by separate account assets was approximately $15.9 billion and the collateral held under these securities lending agreements was approximately $17.2 billion. During the three months ended March 31, 2011 and 2010, the Company had not sold or repledged any of the collateral received under these arrangements.

Appropriated Retained Earnings

Upon adoption of Accounting Standards Update (“ASU”) 2009-17 on January 1, 2010, BlackRock consolidated three collateralized loan obligations (“CLOs”) and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings.

Comprehensive Income Attributable to BlackRock

Prior to the issuance of BlackRock’s third quarter 2010 Form 10-Q, the Company determined that pursuant to ASC 810, Consolidation, in the first quarter 2010 it should have presented the amount of comprehensive income attributable to non-controlling interests and comprehensive income attributable to BlackRock in its condensed consolidated statements of comprehensive income and it mislabeled total comprehensive income as being attributable to BlackRock. Therefore, the accompanying condensed consolidated statement of comprehensive income for the interim period ended March 31, 2010 has been corrected to include the required information.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Significant Accounting Policies (continued)

Accounting Policies Adopted in the Three Months Ended March 31, 2011

Additional Level 3 Fair Value Rollforward Disclosures

ASU 2010-06, Fair Value Measurements and Disclosures, requires separate disclosures about purchases, sales, issuances and other settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2011 of the additional Level 3 rollforward disclosure requirements did not materially impact BlackRock’s financial statement disclosures.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	March 31, 2011	December 31, 2010
Available-for-sale investments	$59	$45
Held-to-maturity investments	90	100
Trading investments:
Consolidated sponsored investment funds	76	60
Other equity securities	2	22
Deferred compensation plan mutual fund investments	52	49

Total trading investments	130	131
Other investments:
Consolidated sponsored investment funds	348	337
Equity method investments	528	556
Deferred compensation plan hedge fund equity method investments	25	27
Carried interest	13	13
Cost method investments	335	331

Total other investments	1,249	1,264

Total investments	$1,528	$1,540

At March 31, 2011, the Company consolidated $424 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $76 million and $348 million were classified as trading investments and other investments, respectively.

At December 31, 2010, the Company consolidated $397 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $60 million and $337 million were classified as trading investments and other investments, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
March 31, 2011	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$48	$3	($1)	$50
Collateralized debt obligations (“CDOs”)	1	1	—	2
Debt securities:
Mortgage debt	4	1	—	5
Asset-backed debt	1	1	—	2

Total available-for-sale investments	$54	$6	($1)	$59

		Gross Unrealized		Carrying Value
December 31, 2010	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$33	$4	($1)	$36
Collateralized debt obligations	2	—	—	2
Debt securities:
Mortgage debt	4	2	—	6
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$40	$6	($1)	$45

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of certain funds in lieu of the Company’s remaining investment in the funds.

The Company did not record any other-than-temporary impairments on available-for-sale debt or equity securities during the three months ended March 31, 2011 and 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

Available-for-Sale Investments (continued)

The cost and fair value of debt securities classified as available-for-sale at March 31, 2011 and December 31, 2010 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
March 31, 2011
Mortgage debt	$—	$—	$1	$3	$4
Asset-backed debt	—	—	—	1	1

Cost	$—	$—	$1	$4	$5

Fair value	$—	$—	$1	$6	$7

December 31, 2010
Mortgage debt	$—	$—	$1	$3	$4
Asset-backed debt	—	—	—	1	1

Cost	$—	$—	$1	$4	$5

Fair value	$—	$—	$1	$6	$7

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	March 31, 2011	December 31, 2010
Held-to-maturity investments:
Foreign government debt	$90	$100

Held-to-maturity investments include debt instruments held for regulatory purposes. The amortized cost (the carrying value) of these investments approximates fair value.

The amortized cost and fair value of debt securities classified as held-to-maturity at March 31, 2011 and December 31, 2010 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
March 31, 2011
Amortized cost	$45	$39	$—	$6	$90

Fair value	$45	$39	$—	$6	$90

December 31, 2010
Amortized cost	$18	$76	$—	$6	$100

Fair value	$18	$76	$—	$6	$100

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	March 31, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual fund investments	$45	$52	$45	$49
Equity securities	37	39	37	45
Debt securities:
Municipal debt	8	8	10	10
Corporate debt	31	31	25	27

Total trading investments	$121	$130	$117	$131

At March 31, 2011, trading investments include $38 million of equity and $38 million of debt securities held by consolidated sponsored investment funds, $52 million of certain deferred compensation plan mutual fund investments and $2 million of equity securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	March 31, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$316	$348	$319	$337
Equity method	515	528	569	556
Deferred compensation plan hedge fund equity method investments	17	25	20	27
Carried interest	—	13	—	13
Cost method investments:
Federal Reserve Bank stock	326	326	325	325
Other	9	9	6	6

Total cost method investments	335	335	331	331

Total other investments	$1,183	$1,249	$1,239	$1,264

Consolidated sponsored investment funds include investments in third party private equity funds, direct investments in private companies and third party hedge funds held by BlackRock sponsored investment funds.

Equity method investments include BlackRock’s direct investment in BlackRock sponsored investment products.

Carried interest represents allocations to BlackRock general partner capital accounts for certain funds. These balances are subject to change upon cash distributions, additional allocations, or reallocations back to limited partners within the respective funds.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

Other Investments (continued)

Cost method investments include non-marketable securities, including $326 million of Federal Reserve Bank stock at March 31, 2011, which is held for regulatory purposes and is restricted from sale. As of March 31, 2011, there were no indicators of impairments on these investments.

4. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At March 31, 2011 and December 31, 2010, the following table presents the balances related to these consolidated funds that were included on the condensed consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(Dollar amounts in millions)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$42	$65
Investments:
Trading investments	76	60
Other investments	348	337
Other assets	11	3
Other liabilities	(26)	(10)
Non-controlling interests	(192)	(195)

BlackRock’s net interests in consolidated investment funds	$259	$260

At March 31, 2011 and December 31, 2010, one other consolidated sponsored investment fund and three consolidated CLOs, which are deemed to be variable interest entities (“VIEs”), were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated products.

BlackRock’s total exposure to consolidated sponsored investment funds of $259 million and $260 million at March 31, 2011 and December 31, 2010, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

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

5. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $140,726 million at March 31, 2011 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	March 31, 2011
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$50	$—	$2	$—	$52
Debt securities	—	7	—	—	7

Total available-for-sale	50	7	2	—	59
Held-to-maturity:
Debt securities	—	—	—	90	90
Trading:
Deferred compensation plan mutual fund investments	52	—	—	—	52
Equity securities	35	4	—	—	39
Debt securities	—	39	—	—	39

Total trading	87	43	—	—	130
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	1	20	—	21
Private / public equity	22	—	305	—	327

Total consolidated sponsored investment funds	22	1	325	—	348
Equity method:
Hedge funds / Funds of hedge funds	—	45	227	42	314
Private equity investments	—	—	70	20	90
Real estate funds	—	12	41	13	66
Fixed income mutual funds	51	—	—	—	51
Equity / Multi-asset class mutual funds	7	—	—	—	7

Total equity method	58	57	338	75	528
Deferred compensation plan hedge fund equity method investments	—	25	—	—	25
Carried interest	—	—	—	13	13
Cost method investments	—	—	—	335	335

Total investments	217	133	665	513	1,528
Separate account assets:
Equity securities	79,539	3	41	—	79,583
Debt securities	—	36,872	108	—	36,980
Derivatives	21	1,570	—	—	1,591
Money market funds	3,035	—	—	—	3,035
Other	—	—	—	714	714

Total separate account assets	82,595	38,445	149	714	121,903
Collateral held under securities lending agreements:
Equity securities	12,578	—	—	—	12,578
Debt securities	—	4,658	—	—	4,658

Total collateral held under securities lending agreements	12,578	4,658	—	—	17,236
Other assets(2)	—	12	—	—	12
Assets of consolidated VIEs:
Bank loans	—	1,081	38	—	1,119
Bonds	—	116	—	—	116
Private / public equity	4	3	32	—	39

Total assets of consolidated VIEs	4	1,200	70	—	1,274

Total assets measured at fair value	$95,394	$44,448	$884	$1,227	$141,953

(1)

Comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Includes company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2011 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2011
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,297	$1,297
Collateral liabilities under securities lending agreements	12,578	4,658	—	17,236
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$12,578	$4,661	$1,297	$18,536

(1)	Includes credit default swap (Pillars) recorded within other liabilities on the condensed consolidated statement of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Total assets measured at fair value on a recurring basis of $140,460 million at December 31, 2010 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2010
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$36	$—	$2	$—	$38
Debt securities	—	7	—	—	7

Total available-for-sale	36	7	2	—	45
Held-to-maturity:
Debt securities	—	—	—	100	100
Trading:
Deferred compensation plan mutual funds investments	49	—	—	—	49
Equity securities	36	9	—	—	45
Debt securities	—	37	—	—	37

Total trading	85	46	—	—	131
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	1	19	—	20
Private / public equity	18	—	299	—	317

Total consolidated sponsored investment funds	18	1	318	—	337
Equity method:
Hedge funds / Funds of hedge funds	—	44	226	34	304
Private equity investments	—	—	68	20	88
Real estate funds	—	8	36	10	54
Fixed income mutual funds	103	—	—	—	103
Equity / Multi-asset class mutual funds	7	—	—	—	7

Total equity method	110	52	330	64	556
Deferred compensation plan hedge fund equity method investments	—	27	—	—	27
Carried interest	—	—	—	13	13
Cost method investments	—	—	—	331	331

Total investments	249	133	650	508	1,540

Separate account assets:
Equity securities	79,727	3	4	—	79,734
Debt securities	—	36,415	170	—	36,585
Derivatives	1	1,598	—	—	1,599
Money market funds	2,549	—	—	—	2,549
Other	—	—	—	670	670

Total separate account assets	82,277	38,016	174	670	121,137
Collateral held under securities lending agreements:
Equity securities	15,237	—	—	—	15,237
Debt securities	—	2,401	—	—	2,401

Total collateral held under securities lending agreements	15,237	2,401	—	—	17,638
Other assets(2)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,130	32	—	1,162
Bonds	—	113	—	—	113
Private / public equity	4	3	30	—	37

Total assets of consolidated VIEs	4	1,246	62	—	1,312

Total	$97,767	$41,807	$886	$1,178	$141,638

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

(2)	Includes company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,278	$1,278
Collateral liabilities under securities lending agreements	15,237	2,401	—	17,638
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$15,237	$2,404	$1,278	$18,919

(1)	Includes credit default swap (Pillars) recorded within other liabilities on the condensed consolidated statement of financial condition.

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly-owned subsidiaries of the Company, are registered life insurance companies in the United Kingdom that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents

At March 31, 2011 and December 31, 2010, approximately $63 million and $87 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1.00, which generally is the net asset value of the fund.

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

Level 3 Liabilities

Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single broker non-binding quotes.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains / (losses) in earnings and OCI	Purchases	Sales	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (funds and CDOs)	$2	$—	$—	$—	$—	$—	$—	$2	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	3	—	(1)	—	—	(1)	20	3
Private equity	299	12	1	(7)	—	—	—	305	12
Equity method:
Hedge funds / Funds of hedge funds	226	16	2	(1)	(16)	—	—	227	16
Private equity investments	68	1	1	—	—	—	—	70	1
Real estate funds	36	1	4	—	—	—	—	41	1

Total Level 3 investments	650	33	8	(9)	(16)	—	(1)	665	33
Separate account assets:
Equity securities	4	(1)	3	(3)	—	38	—	41
Debt securities	170	(1)	96	(70)	—	—	(87)	108

Total Level 3 separate account assets	174	(2)	99	(73)	—	38	(87)	149	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(2)	5	(3)	—	14	(8)	38
Private equity	30	2	—	—	—	—	—	32

Total Level 3 assets of consolidated VIEs	62	—	5	(3)	—	14	(8)	70	n/a	(4)

Total Level 3 assets	$886	$31	$112	($85)	($16)	$52	($96)	$884

Liabilities:
Borrowings of consolidated VIEs	$1,278	($19)	$—	$—	$—	$—	$—	$1,297	n/a	(4)

n/a – not applicable

(1)	Includes distributions from equity method investees.
(2)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(3)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	March 31, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$26	$—	($1)	$—	$25	($1)
Private equity	312	4	(36)	—	280	5
Equity method:
Hedge funds / Funds of hedge funds	247	13	(23)	—	237	14
Private equity investments	47	—	7	—	54	1
Real estate funds	36	(1)	4	—	39	(1)
Deferred compensation plan hedge funds	15	2	—	—	17	2

Total Level 3 investments	683	18	(49)	—	652	20
Separate account assets:
Equity securities	5	—	(3)	61	63
Debt securities	1,287	34	185	(416)	1,090

Total Level 3 separate account assets	1,292	34	182	(355)	1,153	n/a (2)
Other assets	46	(12)	(10)	—	24	(12)
Assets of consolidated VIEs:
Private equity	—	2	33	—	35

Total Level 3 assets	$2,021	$42	$156	($355)	$1,864

Liabilities:
Borrowings of consolidated VIEs	$—	($57)	$1,157	$—	$1,214	n/a (3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)

The net investment income and net gains and losses attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

(3)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

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

Separate Account Assets

For the three months ended March 31, 2011 there were $87 million of transfers out of Level 3 to Level 2 related to debt securities held within separate account assets. The transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

For the three months ended March 31, 2011 there were $38 million of transfers of equity securities held within separate account assets into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Significant Other Settlements in 2011 and 2010

For the three months ended March 31, 2011 there were $16 million of distributions from equity method investees.

As of January 1, 2010, upon the adoption of ASU 2009-17, there was a $35 million reclassification of assets from Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs, as well as the consolidation of $1,157 million of borrowings within the consolidated CLOs.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following tables lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent).

At March 31, 2011

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$4	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	250	55	n/r	n/r
Other funds of hedge funds	(c)	2	—	Quarterly (100%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	273	7	Monthly (1%), Quarterly (18%) n/r (81%)	15 – 90 days
Private equity funds	(e)	70	57	n/r	n/r
Real estate funds	(f)	53	39	Quarterly (23%) n/r (77%)	60 days
Deferred compensation plan hedge fund investments	(g)	25	—	Monthly (12%), Quarterly (88%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	30	2	n/r	n/r

Total		$707	$160

n/r – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

At December 31, 2010

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$9	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	247	62	n/r	n/r
Other funds of hedge funds	(c)	3	—	Quarterly (84%) Annual (16%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	269	9	Monthly (1%), Quarterly (17%) n/r (82%)	15 – 90 days
Private equity funds	(e)	68	57	n/r	n/r
Real estate funds	(f)	44	52	Quarterly (18%) n/r (82%)	60 days
Deferred compensation plan hedge fund investments	(g)	27	—	Monthly (11%), Quarterly (89%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	29	2	n/r	n/r

Total		$696	$182

n/r – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes several consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(b)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 8 years at both March 31, 2011 and December 31, 2010. The total remaining unfunded commitments to other third party funds was $55 million and $62 million at March 31, 2011 and December 31, 2010, respectively. The Company is contractually obligated to fund only $40 million and $42 million at March 31, 2011 and December 31, 2010, respectively, to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.
(c)	This category includes several consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category generally can be redeemed, as long as there are no restrictions in place by the underlying funds.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It is estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of less than 7 years at both March 31, 2011 and December 31, 2010.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It is estimated that the investment in these funds will be liquidated over a weighted-average period of approximately 5 years at both March 31, 2011 and December 31, 2010.
(f)	This category includes several real estate funds that invest primarily to acquire, expand, renovate, finance, hold for investment, and ultimately sell income-producing apartment properties or to capitalize on the distress in the residential real estate market. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The majority of the Company’s investments in these funds is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds will be liquidated over a weighted-average period of approximately 7 years at both March 31, 2011 and December 31, 2010.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(h)	This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 4 years and 5 years at March 31, 2011 and December 31, 2010, respectively. Total remaining unfunded commitments to other third party funds is $2 million at both March 31, 2011 and December 31, 2010, which are required to be funded by capital contributions from non-controlling interest holders.

Fair Value Option

Upon the initial consolidation of three CLOs on January 1, 2010, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents the fair value of those assets and liabilities selected for fair value accounting as of March 31, 2011 and December 31, 2010:

(Dollar amounts in millions)	March 31, 2011	December 31, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,132	$1,245
Fair value	$1,119	$1,162
Aggregate unpaid principal balance in excess of fair value	$13	$83
Unpaid principal balance of loans more than 90 days past due	$3	$3
Aggregate fair value of loans more than 90 days past due	$1	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$2	$2
CLO Borrowings:
Aggregate principal amounts outstanding	$1,425	$1,430
Fair value	$1,297	$1,278

At March 31, 2011 the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the three months ended March 31, 2011 and 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $20 million gain and $67 million gain, respectively, which was offset by a $34 million loss and $67 million loss, respectively, in the fair value of the CLO borrowings. The net loss was recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statement of income. The change in fair value of the assets and liabilities includes interest income and expense, respectively.

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

The primary beneficiary (“PB”) of a VIE that is an investment fund that meets the conditions of ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Effective January 1, 2010, the PB of a CDO/CLO or other entity that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the entity.

VIEs in which BlackRock is the PB

At March 31, 2011 and December 31, 2010, BlackRock was the PB of four VIEs, which included three CLOs in which it did not have an investment, however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the VIE. In addition, BlackRock was the PB of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At March 31, 2011 and December 31, 2010, the following balances related to these four VIEs were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	March 31, 2011	December 31, 2010
Assets of consolidated VIEs:
Cash and cash equivalents	$133	$93
Bank loans	1,119	1,162
Bonds	116	113
Other investments	39	37

Total bank loans, bonds and other investments	1,274	1,312
Liabilities of consolidated VIEs:
Borrowings	(1,297)	(1,278)
Other liabilities	(7)	(7)
Appropriated retained earnings	(58)	(75)
Non-controlling interests of consolidated VIEs	(45)	(45)

Total net interests in consolidated VIEs	$—	$—

For the three months ended March 31, 2011 and 2010, the Company recorded non-operating gain (loss) of ($15) million and $1 million, respectively, offset by a ($15) million and a $1 million net gain (loss) attributable to nonredeemable non-controlling interests, respectively, on the Company’s condensed consolidated statements of income.

At March 31, 2011 and December 31, 2010 the weighted-average maturity of the bank loans and bonds was approximately 4.1 years and 4.2 years, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Variable Interest Entities (continued)

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE

At March 31, 2011 and December 31, 2010, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, were as follows:

At March 31, 2011

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$3	($3)	$22
Other sponsored investment funds:
Collective trusts	—	200	—	200
Private equity funds	13	—	—	13
Other	18	44	—	62

Total	$33	$247	($3)	$297

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, were as follows:

•

CDOs/CLOs - approximately ($3) billion, comprised of approximately $6 billion of assets at fair value and $9 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.6 trillion to $1.7 trillion of net assets

•	This amount includes approximately $1.4 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At March 31, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE (continued)

At December 31, 2010

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$3	($3)	$22
Other sponsored investment funds:
Collective trusts	—	188	—	188
Private equity funds	14	—	(7)	14
Other	14	52	—	66

Total	$30	$243	($10)	$290

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, were as follows:

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

7. Derivatives and Hedging

For the three months ended March 31, 2011 and 2010, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

The Company maintains a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At March 31, 2011, the Company had three outstanding total return swaps with two counterparties with an aggregate notional value of approximately $7 million. At December 31, 2010, the Company had six outstanding total return swaps with two counterparties with an aggregate notional value of approximately $25 million.

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

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7. Derivatives and Hedging (continued)

The following tables present the fair value at March 31, 2011 and December 31, 2010 of derivative instruments not designated as hedging instruments:

March 31, 2011

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swap (Pillars)	Other assets	$—	Other liabilities	$3
Separate account derivatives	Separate account assets	1,591	Separate account liabilities	1,591

Total		$1,591		$1,594

December 31, 2010

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swap (Pillars)	Other assets	$—	Other liabilities	$3
Separate account derivatives	Separate account assets	1,599	Separate account liabilities	1,599

Total		$1,599		$1,602

The following table presents gains (losses) recognized in income on derivative instruments for the three months ended March 31, 2011 and 2010:

		Three months ended March 31,
(Dollar amounts in millions)	Income Statement Location	2011	2010
Foreign currency exchange contracts	General and administration expenses	$—	($4)
Total return swaps	Non-operating income (expense)	(1)	(1)
Credit default swap (Pillars)	Non-operating income (expense)	—	—

Total		($1)	($5)

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Goodwill

Goodwill at March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

(Dollar amounts in millions)
December 31, 2010	$12,805
Impact of excess tax basis amortization	(5)
Other additions	4

March 31, 2011	$12,804

At March 31, 2011, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $348 million. Goodwill related to the acquisition of the fund of funds business of Quellos Group, LLC (“Quellos Transaction”) will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2010	$16,597	$915	$17,512
Amortization expense	—	(40)	(40)

March 31, 2011	$16,597	$875	$17,472

During the three months ended March 31, 2011, intangible assets decreased $40 million related to amortization expense of finite-lived intangibles.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Borrowings

Short-Term Borrowings

2007 Revolving Credit Facility

In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permitted the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. At December 31, 2010 the Company had $100 million outstanding under the 2007 facility. On February 28, 2011, the $100 million was repaid and the 2007 facility was terminated in March 2011.

2011 Revolving Credit Facility

In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 facility”), which replaced the 2007 facility. The 2011 facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, up to a maximum of $4.5 billion. The 2011 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2011.

The 2011 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2011, the Company did not have any borrowings outstanding under the 2011 facility. During May 2011, the Company borrowed $100 million from this facility.

Bank of America and Barclays each have a $255 million participation under the 2011 facility.

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances were used for the financing of a portion of the Barclays Global Investors (“BGI”) acquisition from Barclays (the “BGI Transaction”). Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. The CP Program was supported by the 2007 revolving credit facility and will be supported by the 2011 credit facility.

As of March 31, 2011 and December 31, 2010, the Company did not have any outstanding CP Notes.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Borrowings (continued)

Short-Term Borrowings (continued)

Japan Commitment-line

In September 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed a five billion Japanese yen commitment-line agreement with a banking institution (the “Japan Commitment-line”) for a term of one year. Interest on borrowings outstanding will accrue at the applicable Japanese short-term prime rate. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At March 31, 2011 and December 31, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

The carrying value of the 2.625% convertible debentures due in 2035 included the following:

(Dollar amounts in millions)	March 31, 2011	December 31, 2010
Maturity amount / Carrying value	$63	$67
Fair Value	$128	$128

The effective borrowing rate for nonconvertible debt at the time of issuance was estimated to be 4.3%, which resulted in $18 million of the $250 million initial aggregate principal amount of the convertible debentures issued, or $12 million after tax, being attributable to equity. As of March 31, 2010, the initial $18 million debt discount was fully amortized.

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity and on February 20, 2010 the convertible debentures became callable by the Company. During the three months ended March 31, 2011 and 2010, holders of $4 million and $148 million, respectively, of debentures converted their holdings into cash and shares.

On April 20, 2011, the Company issued a notice of redemption for the remaining outstanding convertible debentures of approximately $60 million.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at March 31, 2011 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-Term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(2)	(8)

Carrying value	$499	$999	$696	$998	$3,192

Fair value	$510	$1,043	$800	$1,058	$3,411

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2010 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-Term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(2)	(8)

Carrying value	$499	$999	$696	$998	$3,192

Fair value	$511	$1,040	$789	$1,041	$3,381

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11. Commitments and Contingencies

Investment Commitments

At March 31, 2011, the Company had $223 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Under the transaction agreement in the Merrill Lynch Investment Managers (“MLIM”) transaction, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from various items including certain specified tax covenants.

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

Other Contingent Payments

The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and Citibank. See Note 7, Derivatives and Hedging, for further discussion of this transaction and the related commitment.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

(Dollar amounts in millions)	Three Months Ended March 31,
	2011	2010
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$120	$90
Long-term incentive plans funded by PNC	14	15
Stock options	3	3

Total stock-based compensation	$137	$108

RSUs and Restricted Stock

RSU and restricted stock (collectively “RSUs”) outstanding at March 31, 2011 and changes during the three months ended March 31, 2011 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted- Average Grant Date Fair Value
December 31, 2010	6,742,469	$187.24
Granted	2,238,335	$196.59
Converted	(1,265,469)	$174.51
Forfeited	(82,068)	$222.44

March 31, 2011(1)	7,633,267	$191.71

(1)	At March 31, 2011, 24,725 awards have vested but have not been converted.

The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2011, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	1,594,259 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant, and

•	609,733 RSUs to employees that cliff vest 100% on January 31, 2014.

As of March 31, 2011, there was $803 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12. Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

During 2007 through 2010 approximately 1.1 million shares have been surrendered. In addition, approximately 1.6 million shares have been granted of which the maximum value of awards that may be funded by PNC, prior to the earlier of September 30, 2011 or the date the performance criteria are met, is approximately $271 million. Subsequent to September 29, 2011, the remaining shares committed by PNC, of approximately 1.3 million, would be available to fund future long-term incentive awards.

Stock Options

Options outstanding at March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2010	2,344,734	$105.60
Exercised	(75,523)	$115.10

March 31, 2011	2,269,211	$105.28

The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 was $7 million.

As of March 31, 2011, the Company had $6 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a remaining period of six months.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13. Net Capital Requirements

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

Capital Requirements as of March 31, 2011

At March 31, 2011, the Company was required to maintain approximately $1,157 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and is subject to various regulatory capital requirements administered by the Federal banking agencies), entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers. As of March 31, 2011, the Company was in compliance with all applicable regulatory minimum net capital requirements.

14. Capital Stock

Non-voting Participating Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2011	December 31, 2010
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued	57,108,553	57,108,553
Shares outstanding	57,108,553	57,108,553
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued	2,866,439	2,866,439
Shares outstanding	2,866,439	2,866,439
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2011 and 2010:

(Dollar amounts in millions, except per share data)	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock	$568	$568	$423	$423
Less:
Dividends distributed to common shares	269	269	194	194
Dividends distributed to participating RSUs	3	3	2	2

Undistributed net income attributable to BlackRock	296	296	227	227
Percentage of undistributed net income allocated to common shares(a)	98.8%	98.8%	98.4%	98.4%

Undistributed net income allocated to common shares	292	292	223	223
Plus:
Common share dividends	269	269	194	194

Net income attributable to common shares	$561	$561	$417	$417

Weighted-average shares outstanding	191,797,365	191,797,365	189,676,023	189,676,023
Dilutive effect of:
Non-participating RSUs		1,469,069		815,750
Stock options		796,585		907,762
Convertible debt		233,485		752,716

Total diluted weighted-average shares outstanding		194,296,504		192,152,251

Earnings per share attributable to BlackRock, common stockholders:	$2.92	$2.89	$2.20	$2.17

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). At March 31, 2011 and 2010, outstanding participating securities were 2.4 million and 3.0 million, respectively.

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

Due to the similarities in terms between BlackRock series B, C and D non-voting participating preferred stock and the Company’s common stock, the Company considers the series B, C and D non-voting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding series B, C and D non-voting participating preferred stock and dividends paid for these series in the calculation of average basic and diluted shares outstanding for the three months ended March 31, 2011 and 2010.

For the three months ended March 31 2010, 743,869 RSUs were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. There were no anti-dilutive securities for the three months ended March 31, 2011.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15. Earnings Per Share (continued)

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

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory, distribution fees and other revenue for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
(Dollar amounts in millions)	2011	2010
Equity	$1,115	$955
Fixed income	394	363
Multi-asset class	221	167
Alternatives	221	186
Cash management	116	132

Total investment advisory, administration fees, securities lending revenue and performance fees	2,067	1,803
BlackRock Solutions and advisory	128	113
Distribution fees	28	28
Other revenue	59	51

Total revenue	$2,282	$1,995

The following table illustrates the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended March 31,
Revenue	2011	% of total	2010	% of total
Americas	$1,554	68%	$1,364	68%
Europe	590	26%	511	26%
Asia-Pacific	138	6%	120	6%

Total revenue	$2,282	100%	$1,995	100%

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

16. Segment Information (continued)

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at March 31, 2011 and December 31, 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	March 31, 2011		December 31, 2010
Americas	$13,134	98%	$13,092	99%
Europe	73	1%	42	—%
Asia-Pacific	76	1%	99	1%

Total long-lived assets	$13,283	100%	$13,233	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

17. Subsequent Events

Tax Legislation in New Jersey

In April 2011, New Jersey enacted legislation that changes the calculation of taxes in the state, with the change to be phased in over three years starting in 2012. The legislation will result in a revaluation of certain deferred income tax assets and liabilities which will result in an income tax benefit in second quarter 2011. At this time, the Company is still evaluating the matter and its impact on the consolidated financial statements.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property and information security protection; (10) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC, Bank of America Corporation, Merrill Lynch & Co., Inc. or The PNC Financial Services Group, Inc.; (11) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s economic investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to complete the integration of the operations of Barclays Global Investors.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of March 31, 2011, the Company managed $3.648 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products including passively and actively managed products including equities, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded funds, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

As of March 31, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
The PNC Financial Services Group, Inc. (“PNC”)	25.1%	20.2%
Barclays Bank PLC (“Barclays”)	2.3%	19.5%
Bank of America Corporation (“Bank of America”)/Merrill Lynch & Co., Inc.	—%	7.1%
Other	72.6%	53.2%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following table summarizes BlackRock’s operating performance for each of the three months ended March 31, 2011, December 31, 2010 and March 31, 2010.

	Three months ended			Variance vs. three months ended
	March 31,		December 31,	March 31, 2010		December 31, 2010
	2011	2010	2010	Amount	% Change	Amount	% Change
GAAP basis:
Total revenue	$2,282	$1,995	$2,493	$287	14%	($211)	(8%)
Total expenses	$1,484	$1,341	$1,553	$143	11%	($69)	(4%)
Operating income	$798	$654	$940	$144	22%	($142)	(15%)
Operating margin	35.0%	32.8%	37.7%	2.2%	7%	(2.7%)	(7%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$19	($3)	$26	$22	*	($7)	(27%)
Net income attributable to BlackRock, Inc.	$568	$423	$657	$145	34%	($89)	(14%)
Diluted earnings per common share(e)	$2.89	$2.17	$3.35	$0.72	33%	($0.46)	(14%)
Effective tax rate	30.5%	35.0%	32.0%	(4.5%)	(13%)	(1.5%)	(5%)

As adjusted:
Operating income(a)	$819	$727	$962	$92	13%	($143)	(15%)
Operating margin(a)	39.1%	38.9%	40.7%	0.2%	1%	(1.6%)	(4%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$14	($6)	$20	$20	*	($6)	(30%)
Net income attributable to BlackRock, Inc.(c),(d)	$582	$469	$670	$113	24%	($88)	(13%)
Diluted earnings per common share(c), (d), (e)	$2.96	$2.40	$3.42	$0.56	23%	($0.46)	(13%)
Effective tax rate	30.1%	35.0%	31.8%	(4.9%)	(14%)	(1.7%)	(5%)

Other:
Assets under management (end of period)	$3,648,445	$3,363,898	$3,560,968	$284,547	8%	$87,477	2%
Diluted weighted-average common shares outstanding(e)	194,296,504	192,152,251	193,478,460	2,144,253	1%	818,044	—%
Shares outstanding (end of period)	192,243,415	190,847,770	191,191,553	1,395,645	1%	1,051,862	1%
Book value per share**	$137.44	$128.55	$136.09	$8.89	7%	$1.35	1%
Cash dividends declared and paid per share	$1.375	$1.00	$1.00	$0.375	37.5%	$0.375	37.5%

*	- Not applicable or the percentage is in excess of +/- 1,000%.
**	- Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

	Three months ended
	March 31,		December 31,
(Dollar amounts in millions)	2011	2010	2010
Operating income, GAAP basis	$798	$654	$940
Non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	18	—
General and administration	—	34	—

Total BGI integration costs	—	52	—
PNC LTIP funding obligation	14	15	14
Merrill Lynch compensation contribution	2	3	2
Compensation expense related to appreciation/ (depreciation) on deferred compensation plans	5	3	6

Operating income, as adjusted	819	727	962
Closed-end fund launch costs	19	—	—
Closed-end fund launch commissions	2	—	—

Operating income used for operating margin measurement	$840	$727	$962

Revenue, GAAP basis	$2,282	$1,995	$2,493
Non-GAAP adjustments:
Distribution and servicing costs	(109)	(100)	(106)
Amortization of deferred sales commissions	(22)	(26)	(23)

Revenue used for operating margin measurement	$2,151	$1,869	$2,364

Operating margin, GAAP basis	35.0%	32.8%	37.7%

Operating margin, as adjusted	39.1%	38.9%	40.7%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

Barclays Global Investors (“BGI”) integration costs, which are not expected to recur, recorded in 2010 consist principally of compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI acquisition from Barclays (the “BGI Transaction”). The expenses associated with BGI integration costs have been excluded from operating income, as adjusted, to help enhance the comparability of this information to the current reporting periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution, a portion of which has been received, have been excluded because these charges ultimately do not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceases at the end of the third quarter 2011.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as integration costs, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

Overview (continued)

Financial Highlights

(continued)

(b) Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to NCI, GAAP basis, adjusted for compensation expense associated with (appreciation)/ depreciation on investments related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Three months ended
	March 31,		December 31,
(Dollar amounts in millions)	2011	2010	2010
Non-operating income (expense), GAAP basis	$15	$2	$18
Less: Net income (loss) attributable to NCI	(4)	5	(8)

Non-operating income (expense)(1)	19	(3)	26
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(5)	(3)	(6)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$14	($6)	$20

(1)	Net of net income (loss) attributable to non-controlling interests.

Management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides for comparability of this information to reporting periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation)/depreciation on investments related to certain deferred compensation plans, which is included in operating income, offsets the gain/(loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

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

	Three months ended
	March 31,		December 31,
(Dollar amounts in millions, except per share data)	2011	2010	2010
Net income attributable to BlackRock, Inc., GAAP basis	$568	$423	$657
Non-GAAP adjustments, net of tax:(d)
BGI integration costs	—	34	—
PNC LTIP funding obligation	9	10	11
Merrill Lynch compensation contribution	2	2	2
Income tax law changes	3	—	—

Net income attributable to BlackRock, Inc., as adjusted	$582	$469	$670

Allocation of net income attributable to BlackRock, Inc., as adjusted:(f)
Common shares(e)	$575	$462	$661
Participating restricted stock units	7	7	9

Net income attributable to BlackRock, Inc., as adjusted	$582	$469	$670

Diluted weighted-average common shares outstanding(e)	194,296,504	192,152,251	193,478,460

Diluted earnings per common share, GAAP basis(e)	$2.89	$2.17	$3.35

Diluted earnings per common share, as adjusted (e)	$2.96	$2.40	$3.42

The BGI integration costs reflected in GAAP net income attributable to BlackRock, Inc. have been excluded from net income attributable to BlackRock, Inc., as adjusted, to help enhance the comparability of this information to reporting periods.

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

During first quarter 2011, certain state income tax laws changed due to enacted legislation, which resulted in the re-measurement of certain net deferred income tax liabilities, primarily related to acquired intangible assets. The resulting increase in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as this enacted tax legislation change will not have a cash flow impact and to ensure comparability of this information to reporting periods.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Financial Highlights

(continued)

(d) For the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010, non-GAAP adjustments were tax effected at 33%, 35% and 32%, respectively, which reflects a blended rate applicable to the adjustments. BlackRock’s tax rate in fourth quarter 2010 included the impact of changes in the fourth quarter to the full year blended rates applicable to the adjustments.

(e) Series B, C and D non-voting participating preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units (“RSUs”) are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share (“ASC 260-10”).

(f) Allocation of net income attributable to BlackRock, Inc., as adjusted, to common shares and participating RSUs is calculated pursuant to the two-class method as defined in ASC 260-10.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Australia and Germany. The Company provides a wide array of products including passively and actively managed equities, fixed income, multi-asset class, cash management and alternatives. BlackRock offers clients diversified access to global markets through separate accounts, collective trusts, open-end and closed-end mutual funds, exchange-traded funds, hedge funds, and funds of funds to its diverse global clientele. BlackRock provides global advisory services for investment funds and other non-U.S. retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives.

In the United States, the primary retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded funds for institutional, retail and high net worth investors. There are 465 iShares globally across equities, fixed income and commodities, which trade like common stocks on 19 exchanges worldwide. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in more than 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of assets under management (“AUM”), percentages of committed capital during investment periods of certain alternative products, or, in the case of certain real estate equity clients, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts, purchases and redemptions of investment fund shares and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

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

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees, based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. Historically, the magnitude of performance fees in the fourth quarter generally exceeds the first three calendar quarters in a year due to the greater number of products with performance measurement periods that end on December 31.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $10 trillion of positions are processed on our Aladdin® operating platform, which serves as the investment / risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory assets under management and (iii) performance fees if contractual thresholds are met.

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

In addition, non-operating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and consolidated collateralized loan obligations. The portion of non-operating income (expense) not attributable to BlackRock is allocated to non-controlling interests on the condensed consolidated statements of income.

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

Assets Under Management

by Asset Class

(Dollar amounts in millions)				Variance vs.
	March 31, 2011	December 31, 2010	March 31, 2010(1)	December 31, 2010	March 31, 2010
Equity:
Active	$343,389	$334,532	$347,659	3%	(1%)
Institutional index	945,226	911,775	846,471	4%	12%
iShares / Exchange-traded products	474,966	448,160	388,392	6%	22%
Fixed income:
Active	595,314	592,303	588,198	1%	1%
Institutional index	436,084	425,930	361,568	2%	21%
iShares / Exchange-traded products	126,791	123,091	109,417	3%	16%
Multi-asset class	207,982	185,587	154,750	12%	34%
Alternatives	115,253	109,738	101,886	5%	13%

Long-term	3,245,005	3,131,116	2,898,341	4%	12%
Cash management	256,694	279,175	306,536	(8%)	(16%)

Sub-total	3,501,699	3,410,291	3,204,877	3%	9%
Advisory(2)	146,746	150,677	159,021	(3%)	(8%)

Total	$3,648,445	$3,560,968	$3,363,898	2%	8%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended March 31, 2011.

(Dollar amounts in millions)	December 31, 2010	Net subscriptions (redemptions)(1)	BGI merger- related outflows(2)	Market appreciation/ (depreciation)	Foreign exchange(3)	March 31, 2011
Equity:
Active	$334,532	$2,230	($6,943)	$11,053	$2,517	$343,389
Institutional index	911,775	1,063	(10,730)	38,327	4,791	945,226
iShares/ETPs(4)	448,160	7,198	—	16,888	2,720	474,966
Fixed income:
Active	592,303	(2,676)	(413)	3,378	2,722	595,314
Institutional index	425,930	8,860	(113)	(2,557)	3,964	436,084
iShares/ETPs	123,091	2,339	—	(5)	1,366	126,791
Multi-asset class	185,587	14,940	—	4,953	2,502	207,982
Alternatives	109,738	777	(152)	4,589	301	115,253

Long-term	3,131,116	34,731	(18,351)	76,626	20,883	3,245,005
Cash management	279,175	(24,441)	—	322	1,638	256,694

Sub-total	3,410,291	10,290	(18,351)	76,948	22,521	3,501,699
Advisory(5)	150,677	(4,508)	—	(85)	662	146,746

Total	$3,560,968	$5,782	($18,351)	$76,863	$23,183	$3,648,445

(1)	Includes distributions representing return of capital and return on investment to investors.
(2)	Includes outflows due to manager concentration considerations and scientific active equity performance.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Exchange-traded products (“ETPs”).
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $87.5 billion, or 2%, to $3.648 trillion at March 31, 2011, compared to $3.561 trillion at December 31, 2010. The increase in AUM was attributable to $35 billion of net subscriptions in long-term products excluding outflows due to manager concentration considerations and scientific active equity performance (“merger-related outflows”), $77 billion in net market appreciation and a $23 billion increase due to foreign exchange movements, partially offset by $24 billion of net outflows in cash management products, $5 billion of net client distributions in advisory assignments and $18 billion of BGI merger-related outflows.

Net market appreciation of $77 billion included net appreciation of $66 billion in equity products due to an increase in global equity markets, $5 billion in multi-asset class products, $5 billion in alternative investments and $1 billion in fixed income products.

The $23 billion net increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the euro, pound sterling and Canadian dollar, partially offset by the strengthening of the U.S. dollar against the Japanese yen, which resulted in a net increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

Total Net Subscriptions/(Redemptions)

Combined net subscriptions of $5.8 billion and BGI merger-related outflows of $18.4 billion for the three months ended March 31, 2011, included net subscriptions of $10.8 billion from retail and high net worth clients and $10.5 billion from iShares clients, which were offset by net redemptions of $33.9 billion from institutional clients.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Long-term Net Subscriptions/(Redemptions) excluding merger-related outflows

Net subscriptions in long-term mandates of $35 billion were the result of net subscriptions of: (a) $15 billion in multi-asset class products, led by strength in fiduciary, target-date funds (including LifePath® portfolios) and global allocation products, (b) $9 billion in institutional index fixed income products, which were primarily related to local currency, sector-specific and target duration strategies partially offset by outflows in global bond mandates, (c) $7 billion in iShares equity products, which were primarily related to U.S. equity, sector and global funds, (d) approximately $7 billion in combined flows from institutional index and active equity, fixed income iShares and alternatives, partially offset by net redemptions of: (a) $3 billion in active fixed income primarily related to outflows in U.S core and global fixed income strategies partially offset by inflows in U.S. target duration and local currency mandates.

Total iShares AUM grew $34.2 billion to $624.4 billion. The growth in AUM included net subscriptions driven by $7.2 billion in equity, $2.3 billion in fixed income and $0.9 billion in alternatives.

Cash Management Net Subscriptions/(Redemptions)

Cash management net outflows of $24 billion were substantially all from institutional clients across all strategies, concentrated in government and prime products. The net withdrawals largely reflected institutional reaction to the continued low interest rate environment.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended March 31, 2011.

(Dollar amounts in millions)	March 31, 2010(1)	Net subscriptions (redemptions)(2)	BGI merger- related outflows(3)	Acquisition/ reclassifications(4)	Market appreciation/ (depreciation)	Foreign exchange(5)	March 31, 2011
Equity:
Active	$347,659	$3,579	($51,136)	($3,920)	$39,985	$7,222	$343,389
Institutional index	846,471	30,483	(49,000)	(4,389)	101,643	20,018	945,226
iShares/ETPs(6)	388,392	31,930	—	—	51,797	2,847	474,966
Fixed income:
Active	588,198	(14,309)	(5,967)	(3,923)	24,024	7,291	595,314
Institutional index	361,568	40,714	(9,865)	7,374	12,064	24,229	436,084
iShares/ETPs	109,417	14,297	—	—	1,371	1,706	126,791
Multi-asset class	154,750	30,653	(137)	3,550	14,524	4,642	207,982
Alternatives	101,886	(1,858)	(608)	—	13,445	2,388	115,253

Long-term	2,898,341	135,489	(116,713)	(1,308)	258,853	70,343	3,245,005
Cash management	306,536	(46,755)	(574)	(4,852)	209	2,130	256,694

Sub-total	3,204,877	88,734	(117,287)	(6,160)	259,062	72,473	3,501,699
Advisory(7)	159,021	(13,664)	(10)	—	13	1,386	146,746

Total	$3,363,898	$75,070	($117,297)	($6,160)	$259,075	$73,859	$3,648,445

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Includes distributions representing return of capital and return on investment to investors.
(3)	Includes outflows due to manager concentration considerations and scientific active equity performance.
(4)	Includes acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Exchange-traded products (“ETPs”).
(7)	Advisory AUM represents long-term portfolio liquidation assignments.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM increased approximately $285 billion, or 8%, to $3.648 trillion at March 31, 2011, compared to $3.364 trillion at March 31, 2010. The increase in AUM primarily was attributable to $259 billion in market appreciation, $135 billion of net subscriptions in long-term products excluding merger-related outflows, and a $74 billion increase due to foreign exchange movements, partially offset by $117 billion of total BGI merger-related outflows, $47 billion of cash management net outflows and $14 billion of advisory distributions and outflows.

Net market appreciation of $259 billion included $193 billion in equity products, due to an increase in global equity markets, $37 billion in fixed income products, $15 billion in multi-asset class products and $13 billion in alternative products.

The $74 billion net increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the Japanese yen, pound sterling and euro, which resulted in an increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars.

Net Subscriptions/(Redemptions)

Combined net subscriptions of $75 billion and BGI merger-related outflows of $117 billion for the twelve months ended March 31, 2011 included net redemptions of $105 billion from institutional clients, partially offset by net subscriptions of $49 billion from iShares clients and $14 billion from retail and high net worth clients.

Long-term Net Subscriptions/(Redemptions) excluding merger-related outflows

Net subscriptions in long-term mandates of $135 billion were the result of net subscriptions of: (a) $41 billion in institutional index fixed income products related to local currency and U.S. core and targeted duration strategies, (b) $32 billion in iShares/ETPs equity products, which were primarily related to regional/country and U.S. equity strategies, (c) $31 billion in multi-asset class products, including global asset allocation and target-date funds (including LifePath portfolios), (d) $30 billion in equity institutional index products in global strategies and (e) $14 billion in iShares/ETPs fixed income products, which were primarily related to local currency, U.S. target duration products and U.S. sector-specialty products, partially offset by net redemptions of $14 billion across various active U.S. fixed income strategies.

Cash Management Net Subscriptions/(Redemptions) excluding merger-related outflows

Cash management net outflows of $47 billion included $30 billion, $16 billion and $1 billion from institutional clients, retail/high net worth clients and iShares clients, respectively, across all strategies, concentrated in prime, government and tax exempt products.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010

Operating Income and Operating Margin Overview

GAAP

	Three months ended
	March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$2,282	$1,995	$287	14%
Expenses	1,484	1,341	143	11%

Operating income	$798	$654	$144	22%

Operating margin	35.0%	32.8%	2.2%	7%

Operating income

Operating income totaled $798 million for the three months ended March 31, 2011, an increase of $144 million compared with operating income for the three months ended March 31, 2010. Operating income for the three months ended March 31, 2010 included $52 million of BGI integration costs as compared with no BGI integration costs in 2011. The integration expenses are not part of BlackRock’s on-going business and were principally comprised of compensation expense, legal fees, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the three months ended March 31, 2011 is attributable to the $287 million increase in revenue primarily related to an increase in base fees associated with the growth in long-term AUM, which included market appreciation and net new business, and higher performance fees, partially offset by a $143 million net increase in operating expenses related to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and distribution and servicing costs.

Operating margin

The Company’s operating margin was 35.0% for the three months ended March 31, 2011, compared with 32.8% for the three months ended March 31, 2010.

The increase in operating margin for three months ended March 31, 2011 included the positive effects of the $287 million growth in total revenue correlated to the $347 billion growth in long-term AUM driven by market appreciation and net new business and a $52 million decrease in BGI integration costs, which more than offset decreases to operating margin related to: (i) a $57 million increase in employee compensation and benefits, (ii) a $20 million change in foreign currency remeasurement costs/benefits, (iii) a $19 million increase of closed-end fund launch costs (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust, as well as (iv) increased investments (including marketing and promotional costs) to grow the business.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Operating Income and Operating Margin Overview (continued)

As Adjusted

	Three months ended
	March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$2,282	$1,995	$287	14%
Expenses	1,463	1,268	195	15%

Operating income(1)	$819	$727	$92	13%

Operating margin(1)	39.1%	38.9%	0.2%	1%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income

Operating income, as adjusted, totaled $819 million for the three months ended March 31, 2011, which was an increase of $92 million compared to operating income for the three months ended March 31, 2010.

The increase in operating income, as adjusted, for the three months ended March 31, 2011 is attributable to the $287 million increase in revenue, primarily related to an increase in base and performance fees associated with the growth in long-term AUM, which included market appreciation and net new business, partially offset by a $195 million net increase in operating expenses primarily related to increases in general and administration expenses, employee compensation and benefits, direct fund expenses and distribution and servicing costs.

Operating margin

The Company’s operating margin, as adjusted, was 39.1% for the three months ended March 31, 2011, compared with 38.9% for the three months ended March 31, 2010.

The increase in operating margin for three months ended March 31, 2011 included the positive effects of the $287 million growth in total revenue correlated to the $347 billion growth in long-term AUM driven by market appreciation and net new business and, which offset decreases to operating margin related to (i) a $75 million increase in employee compensation and benefits, (ii) a $20 million change in foreign currency remeasurement costs/benefits, as well as (iii) increased investments (including marketing and promotional costs) to grow the business.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Revenue

	Three months ended
	March 31,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$511	$461	$50	11%
Institutional index	111	98	13	13%
iShares / Exchange-traded products	463	391	72	18%
Fixed income:
Active	269	254	15	6%
Institutional index	53	37	16	43%
iShares / Exchange-traded products	71	59	12	20%
Multi-asset class	218	166	52	31%
Alternatives	172	155	17	11%

Long-term	1,868	1,621	247	15%
Cash management	116	132	(16)	(12%)

Total	1,984	1,753	231	13%
Investment advisory performance fees:
Equity	30	5	25	500%
Fixed income	1	13	(12)	(92%)
Multi-asset class	3	1	2	200%
Alternatives	49	31	18	58%

Total	83	50	33	66%

BlackRock Solutions and advisory	128	113	15	13%
Distribution fees	28	28	—	—%
Other revenue	59	51	8	16%

Total revenue	$2,282	$1,995	$287	14%

(1)	Certain prior period information has been reclassified to conform to current period presentation.

Total revenue for the three months ended March 31, 2011 increased $287 million, or 14%, to $2,282 million, compared with $1,995 million for the three months ended March 31, 2010. The $287 million increase was the result of a $231 million increase in total investment advisory, administration fees and securities lending revenue, a $33 million increase in performance fees, a $15 million increase in BlackRock Solutions and advisory revenue and an $8 million increase in other revenue.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue

Investment advisory, administration fees and securities lending revenues increased $231 million to $1,984 million for the three months ended March 31, 2011, compared to $1,753 million for the three months ended March 31, 2010 primarily related to growth in long-term AUM due to market appreciation and net new business.

The $231 million net increase in investment advisory, administration fees and securities lending revenues consisted of $72 million in equity iShares / Exchange-traded products, $52 million in multi-asset class products, $50 million in active equity products, $17 million in alternatives investment products including commodity iShares, $16 million in institutional index fixed income products, $15 million in active fixed income products, $13 million in institutional index equity products and $12 million in fixed income iShares / exchange-traded products, partially offset by a $16 million decrease in cash management products, due to lower average AUM.

“Base Fee” / AUM Mix Analysis

The below table lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of AUM by asset class:

	Mix of Base Fees		Mix of AUM by Asset Class
	Three months ended March 31,		March 31,	December 31,	March 31,
	2011	2010	2011	2010	2010
Equity:
Active	25%	27%	9%	9%	10%
Institutional index	6%	6%	27%	26%	25%
iShares / ETPs	22%	22%	13%	13%	12%
Fixed income:
Active	14%	14%	16%	17%	17%
Institutional index	3%	2%	12%	12%	11%
iShares / ETPs	4%	3%	3%	3%	3%
Multi-asset class	11%	9%	6%	5%	5%
Alternatives	9%	9%	3%	3%	3%

Long-term	94%	92%	89%	88%	86%
Cash management	6%	8%	7%	8%	9%

Sub-total	100%	100%	96%	96%	95%

Advisory			4%	4%	5%

Total			100%	100%	100%

•	Active equity base fees represented 25% of total base fees for the three months ended March 31, 2011 and represented 9% of total AUM at March 31, 2011.
•	Institutional equity index base fees represented 6% of total base fees for the three months ended March 31, 2011 and represented 27% of total AUM at March 31, 2011.
•	Active fixed income base fees represented 14% of total base fees for the three months ended March 31, 2011 and represented 16% of total AUM at March 31, 2011.
•	Institutional fixed income index base fees represented 3% of total base fees for the three months ended March 31, 2011 and represented 12% of total AUM at March 31, 2011.
•	Multi-asset class base fees represented 11% of total base fees for the three months ended March 31, 2011 and represented 6% of total AUM at March 31, 2011.
•	Alternative investments base fees represented 9% of total base fees for the three months ended March 31, 2011 and represented 3% of total AUM at March 31, 2011.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Revenue (continued)

Performance Fees

Investment advisory performance fees increased $33 million, or 66%, to $83 million for the three months ended March 31, 2011, as compared to $50 million for the three months ended March 31, 2010, primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds on regional/country and global equity strategies, fund of hedge funds and single strategy equity hedge funds, partially offset by decreases in fixed income strategies.

BlackRock Solutions and Advisory

BlackRock Solutions and advisory revenue for the three months ended March 31, 2011 increased $15 million, or 13%, compared with the three months ended March 31, 2010. The increase in BlackRock Solutions and advisory revenue was primarily due to additional Aladdin mandates and an increase in advisory assignments. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Other Revenue

	Three months ended March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Other revenue:
Transition management service fees	$19	$18	$1	6%
Commissions revenue	11	9	2	22%
iPath marketing fees(1)	8	6	2	33%
Equity method investment earnings(2)	7	6	1	17%
Custody fees	3	4	(1)	(25%)
Other miscellaneous revenue(3)	11	8	3	37%

Total other revenue	$59	$51	$8	16%

(1)	Related to exchange-traded notes issued by Barclays.
(2)	Related to operating advisory company investments.
(3)	Includes 529 program fees, fund accounting, and other miscellaneous revenues.

Other revenue of $59 million for the three months ended March 31, 2011 increased $8 million, or 16%, compared with $51 million for the three months ended March 31, 2010. The increase in other revenue was the result of a $3 million increase in other miscellaneous revenue (which includes 529 program fees), a $2 million increase in marketing fees earned from Barclays for services to distribute Barclays iPath® products, a $2 million increase in commissions revenue earned from sales of unit trust and class A open-end mutual funds and a $1 million net increase in other revenues.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Expenses

	Three months ended March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$830	$773	$57	7%
Distribution and servicing costs	109	100	9	9%
Amortization of deferred sales commissions	22	26	(4)	(15%)
Direct fund expenses	143	113	30	27%
General and administration	340	289	51	18%
Amortization of intangible assets	40	40	—	—%

Total expenses, GAAP	$1,484	$1,341	$143	11%

Total expenses, GAAP	$1,484	$1,341	$143	11%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	18	(18)	(100%)
General and administration	—	34	(34)	(100%)

Total BGI integration costs	—	52	(52)	(100%)
PNC LTIP funding obligation	14	15	(1)	(7%)
Merrill Lynch compensation contribution	2	3	(1)	(33%)
Compensation expense related to appreciation/(depreciation) on deferred compensation plans	5	3	2	67%

Total non-GAAP expense adjustments	21	73	(52)	(71%)

Total expenses, as adjusted	$1,463	$1,268	$195	15%

Total GAAP expenses increased $143 million, or 11%, to $1,484 million for the three months ended March 31, 2011, compared to $1,341 million for the three months ended March 31, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $195 million, or 15%. The increase in total expenses, as adjusted, is primarily attributable to increases in general and administration expenses, employee compensation and benefits, direct fund expenses and distribution and servicing costs, partially offset by a reduction in amortization of deferred sales commissions.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three months ended March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$830	$773	$57	7%
Less non-GAAP expense adjustments:
BGI integration costs	—	18	(18)	(100%)
PNC LTIP funding obligation	14	15	(1)	(7%)
Merrill Lynch compensation contribution	2	3	(1)	(33%)
Compensation expense related to appreciation/ (depreciation) on deferred compensation plans	5	3	2	67%

Total non-GAAP expense adjustments	21	39	(18)	(46%)

Employee compensation and benefits, as adjusted	$809	$734	$75	10%

Employee compensation and benefits expense increased $57 million, or 7%, to $830 million, for the three months ended March 31, 2011, compared to $773 million for the three months ended March 31, 2010. Employees at March 31, 2011 totaled approximately 9,300 as compared to approximately 8,600 at March 31, 2010.

Employee compensation and benefits, as adjusted, increased by $75 million after excluding the decrease of $18 million of non-GAAP adjustments primarily related to a decrease in BGI integration costs. The $75 million increase was attributable to an increase in base salaries due to an increase in the number of employees and an increase in incentive compensation primarily associated with an increase in stock-based compensation expense related to the effect of additional grants at the end of January 2011, as well as the effect of higher operating income and advisory fees and an $11 million increase in other compensation, including commissions and payroll taxes.

Distribution and Servicing Costs

Distribution and servicing costs increased $9 million to $109 million for the three months ended March 31, 2011, compared to $100 million for the three months ended March 31, 2010. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $9 million increase primarily related to increased levels of distribution payments due to increases in average AUM for open-end and closed-end funds, partially offset by a decrease in cash management costs due to lower average cash management AUM.

Distribution and servicing costs for the three months ended March 31, 2011 included $62 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $1 million of costs attributable to PNC and affiliates as compared to $59 million and $5 million, respectively, in the three months ended March 31, 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $10 million to $46 million for the three months ended March 31, 2011, as compared to $36 million for the three months ended March 31, 2010 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions

Amortization of deferred sales commissions decreased $4 million to $22 million for the three months ended March 31, 2011, as compared to $26 million for the three months ended March 31, 2010. The decrease in amortization of deferred sales commissions was primarily the result of lower sales in certain share classes of U.S. open-end mutual funds.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Expenses (continued)

Direct Fund Expenses

Direct fund expenses increased $30 million primarily related an increase in average AUM for the funds (including iShares) subject to these arrangements under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Three months ended March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
General and administration expenses(1), GAAP:
Marketing and promotional	$82	$70	$12	17%
Occupancy and office related	75	75	—	—%
Portfolio services	45	41	4	10%
Technology	36	39	(3)	(8%)
Professional services	29	32	(3)	(9%)
Communications	10	13	(3)	(23%)
Regulatory, filing and license fees	4	2	2	100%
Closed-end fund launch costs	19	—	19	*
Other general and administration	40	17	23	135%

Total general and administration expenses, GAAP	$340	$289	$51	18%

Less BGI integration costs:
Marketing and promotional	$—	$16	($16)	(100%)
Occupancy and office related	—	4	(4)	(100%)
Technology	—	2	(2)	(100%)
Professional services	—	9	(9)	(100%)
Other general and administration	—	3	(3)	(100%)

Total BGI integration costs	$—	$34	($34)	(100%)

General and administration expenses, as adjusted:
Marketing and promotional	$82	$54	$28	52%
Occupancy and office related	75	71	4	6%
Portfolio services	45	41	4	10%
Technology	36	37	(1)	(3%)
Professional services	29	23	6	26%
Communications	10	13	(3)	(23%)
Regulatory, filing and license fees	4	2	2	100%
Closed-end fund launch costs	19	—	19	*
Other general and administration	40	14	26	186%

Total general and administration expenses, as adjusted	$340	$255	$85	33%

*	– Not applicable or the percentage is in excess of +/- 1,000%.
(1)	Prior period data reflects certain reclassifications to conform to the current period presentation.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, GAAP

General and administration expenses increased $51 million, or 18%, to $340 million, for the three months ended March 31, 2011 compared with $289 million for the three months ended March 31, 2010, primarily due to $19 million of closed-end fund launch costs (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust, a $20 million increase in foreign currency measurement costs and a $12 million increase in costs for global marketing and exchange-traded fund marketing.

BGI Integration Costs

There were no BGI integration costs for the three months ended March 31, 2011 as compared with $34 million for the three months ended March 31, 2010. The BGI integration costs consist primarily of marketing and promotional costs incurred for the three months ended March 31, 2010.

General and Administration Expenses, as Adjusted

Excluding the BGI integration expenses, general and administration expenses, as adjusted, of $340 million, increased $85 million, or 33%, for the three months ended March 31, 2011 compared with $255 million for the three months ended March 31, 2010. The $85 million increase was primarily related to a $28 million increase in costs for global marketing and exchange-traded fund marketing, $19 million of closed-end fund launch costs (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust, a $20 million increase in foreign currency measurement costs, a $6 million increase in professional services related to higher consulting costs and a $12 million net increase in other expenses, including occupancy, portfolio services and recruiting costs.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Non-operating income (expense), GAAP basis	$15	$2	$13	650%
Less: Net income (loss) attributable to NCI(1)	(4)	5	(9)	*

Non-operating income (expense)(2)	19	(3)	22	*
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(5)	(3)	(2)	(67%)

Non-operating income (expense), as adjusted(2)	$14	($6)	$20	*

*	– Not applicable or the percentage is in excess of +/- 1,000%.
(1)	Includes a $15 million loss and a $1 million gain attributable to consolidated variable interest entities for the three months ended March 31, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$8	$8	$—	—%
Real estate	1	(1)	2	*
Distressed credit/mortgage funds	27	20	7	35%
Hedge funds/funds of hedge funds	4	6	(2)	(33%)
Other investments(2)	3	(3)	6	*

Sub-total	43	30	13	43%
Investments related to deferred compensation plans	5	3	2	67%

Total net gain (loss) on investments	48	33	15	45%
Interest and dividend income	9	4	5	125%
Interest expense	(38)	(40)	2	(5%)

Net interest expense	(29)	(36)	7	19%

Total non-operating income (expense)(1)	19	(3)	22	*
Compensation expense related to (appreciation)/depreciation on deferred compensation plans	(5)	(3)	(2)	(67%)

Non-operating income (expense), as adjusted(1)	$14	($6)	$20	*

*	– Not applicable or the percentage is in excess of +/- 1,000%.
(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Includes net gains / (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating income, less net income (loss) attributable to non-controlling interests, increased $22 million to $19 million for the three months ended March 31, 2011, as compared to $3 million net non-operating expense for the three months ended March 31, 2010. The $19 million non-operating income, net of non-controlling interests, for the three months ended March 31, 2011 was comprised of $43 million of net gains on co-investments and seed investments and $5 million of positive marks related to hedges of deferred compensation, partially offset by $29 million of net interest expense.

The $43 million net gain on investments, less non-controlling interests, related to the Company’s co-investments and seed investments, included net gains in distressed credit/mortgage funds of $27 million, private equity investments of $8 million, hedge funds/funds of hedge funds of $4 million, real estate equity/debt products of $1 million and other investments of $3 million.

Net gains on co-investments and seed investments increased $13 million from the three months ended March 31, 2010 primarily due to an increase in gains on distressed credit/mortgage funds and other investments.

Net interest expense was $29 million, a decrease of $7 million as compared to $36 million for the three months ended March 31, 2010. The decrease is due to higher interest and dividend income.

Income Tax Expense

	Three months ended March 31,			Three months ended March 31,
	2011	2010		2011	2010
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$817	$651	25%	$833	$721	16%
Income tax expense	$249	$228	9%	$251	$252	—%

Effective tax rate	30.5%	35.0%		30.1%	35.0%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense increased $21 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The effective income tax rates for the three months ended March 31, 2011 and 2010 were 30.5% and 35.0%, respectively.

The three months ended March 31, 2011 GAAP effective tax rate included a $24 million benefit related to the resolution of certain outstanding tax positions partially offset by a $3 million increase due to enacted state tax legislation.

The three months ended March 31, 2011 as adjusted effective tax rate included a $24 million benefit related to the resolution of certain outstanding tax positions and excluded a $3 million tax increase due to enacted state tax legislation that will not have a cash flow impact. Excluding the $24 million tax benefit, the as adjusted effective tax rate was 33%.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,			Three months ended March 31,
	2011	2010		2011	2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$798	$654	22%	$819	$727	13%
Non-operating income (expense)(1)	19	(3)	*	14	(6)	*
Income tax expense	(249)	(228)	9%	(251)	(252)	—%

Net income attributable to BlackRock, Inc.	$568	$423	34%	$582	$469	24%

% attributable to common shares	98.8%	98.4%		98.8%	98.4%
Net income attributable to common shares	$561	$417	35%	$575	$462	24%

Diluted weighted-average common shares outstanding(2)	194,296,504	192,152,251	1%	194,296,504	192,152,251	1%

Diluted EPS components:
Operating income	$2.72	$2.18	25%	$2.79	$2.42	15%
Non-operating income (expense)(1)	0.06	(0.01)	*	0.05	(0.02)	*
Net income tax benefit	0.11	—	*	0.12	—	*

Diluted earnings per common share	$2.89	$2.17	33%	$2.96	$2.40	23%

*	– Not applicable or the percentage is in excess of +/- 1,000%.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding which results in an increase to the percentage of net income attributable to common shares. In addition, series B, C, and D non-voting preferred stock are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

GAAP

Net income attributable to BlackRock, Inc. for the three months ended March 31, 2011 includes operating income of $798 million, or $2.72 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $19 million, or $0.06 per diluted common share, and $21 million, or $0.11 per diluted common share, net income tax benefit, which included a $24 million benefit related to the resolution of certain outstanding tax positions, partially offset by a $3 million increase due to enacted state tax legislation. Net income attributable to BlackRock, Inc. totaled $568 million, or $2.89 per diluted common share, for the three months ended March 31, 2011, which was an increase of $145 million, or $0.72 per diluted common share, compared to the three months ended March 31, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $568 million for the three months ended March 31, 2011 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million and an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in the three months ended March 31, 2011. Net income for the three months ended March 31, 2011 included a $24 million tax benefit related to the resolution of certain outstanding tax positions offset by a $3 million increase due to enacted state tax legislation.

Net income attributable to BlackRock, Inc. of $423 million for the three months ended March 31, 2010 included the after-tax effect of BGI integration costs of $34 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million and certain compensation of former MLIM employees of $2 million to be funded through a cash contribution by Merrill Lynch, a portion of which was received by BlackRock in 2010.

As Adjusted

Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.96 for the three months ended March 31, 2011 increased $0.56, or 23%, compared to the three months ended March 31, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2011 included operating income of $819 million, or $2.79 per diluted common share, non-operating income, less net income attributable to non-controlling interests, of $14 million, or $0.05 per diluted common share and $21 million, or $0.12 per diluted common share, net income tax benefit, which included a $24 million benefit related to the resolution of certain outstanding tax positions.

Net income of $469 million or $2.40 per diluted common share attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2010 included operating income of $727 million, or $2.42 per diluted common share and non-operating expense, less net income attributable to non-controlling interests, of $6 million, or $0.02 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance Sheet Overview

The following table presents a reconciliation of the Company’s condensed consolidated statement of financial condition presented on a GAAP basis to the Company’s condensed consolidated statement of financial condition, excluding the impact of consolidated variable interest entities (“VIEs”), consolidated sponsored investment funds, separate account assets and collateral held under securities lending agreements and separate account liabilities and collateral liabilities under securities lending agreements:

	March 31, 2011
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$2,779	$—	$—	$42	$2,737
Accounts receivable	2,223	—	—	—	2,223
Investments	1,528	—	—	165	1,363
Assets of consolidated variable interest entities	1,407	—	1,407	—	—
Separate account assets and collateral held under securities lending agreements	139,139	139,139	—	—	—
Other assets(1)	1,070	—	—	11	1,059

Sub-total	148,146	139,139	1,407	218	7,382
Goodwill and intangible assets, net	30,276	—	—	—	30,276

Total assets	$178,422	$139,139	$1,407	$218	$37,658

Liabilities
Accrued compensation and benefits	$538	$—	$—	$—	$538
Accounts payable and accrued liabilities	1,366	—	—	—	1,366
Borrowings(2)	3,255	—	—	—	3,255
Liabilities of consolidated variable interest entities	1,304	—	1,304	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	139,139	139,139	—	—	—
Deferred income tax liabilities	5,526	—	—	—	5,526
Other liabilities(3)	578	—	—	26	552

Total liabilities	151,706	139,139	1,304	26	11,237

Equity
Total stockholders’ equity	26,479	—	58	—	26,421
Non-controlling interests	237	—	45	192	—

Total equity	26,716	—	103	192	26,421

Total liabilities and equity	$178,422	$139,139	$1,407	$218	$37,658

(1)	Includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Includes short-term borrowings, convertible debentures and long-term borrowings.
(3)	Includes due to related parties and other liabilities.

Management reviews its as adjusted balance sheet, a non-GAAP financial measure, for the reasons described below. BlackRock’s management does not advocate that investors consider such non-GAAP financial measure in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents the as adjusted balance sheet to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. The recognition of the as adjusted assets and liabilities generally results in net income (loss) attributable to BlackRock, Inc.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at March 31, 2011 and December 31, 2010:

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Cash and cash equivalents	$2,779	$3,367	($588)	(17%)
Accounts receivable	2,223	2,095	128	6%
Investments	1,528	1,540	(12)	(1%)
Goodwill and intangible assets, net	30,276	30,317	(41)	—%
Other assets(1)	1,070	960	110	11%
Accrued compensation and benefits	538	1,520	(982)	(65%)
Accounts payable and accrued liabilities	1,366	1,068	298	28%
Borrowings(2)	3,255	3,359	(104)	(3%)
Deferred income tax liabilities	5,526	5,477	49	1%
Other liabilities(3)	578	641	(63)	(10%)
Stockholders’ equity	26,479	26,094	385	1%

(1)	Includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Includes short-term borrowings, convertible debentures and long-term borrowings.
(3)	Includes due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity or cash flows.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance Sheet Overview (continued)

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2011 and December 31, 2010 included $42 million and $65 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for further details on the change in cash and cash equivalents for the three months ended March 31, 2011.

Accounts Receivable

Accounts receivable at March 31, 2011 increased $128 million from December 31, 2010, resulting from increases in unit trust receivables, (substantially offset by the increase in unit trust payables) and higher base fees related to AUM growth offset by the collection of higher performance fees related to revenue earned in the fourth quarter 2010.

Investments

The Company presents total net “economic” investments to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock, Inc.

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Total investments, GAAP	$1,528	$1,540	($12)	(1%)
Investments held by consolidated sponsored investment funds(1)	(424)	(397)	(27)	(7%)
Net exposure to consolidated investment funds	259	260	(1)	—%

Total net “economic” investments	$1,363	$1,403	($40)	(3%)

(1)

At March 31, 2011 and December 31, 2010, approximately $424 million and $397 million, respectively, of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance Sheet Overview (continued)

Investments (continued)

The Company further presents the total net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by total return swap hedges. Carried interest is excluded as generally there is no impact to BlackRock’s stockholders’ equity as the balance fluctuates. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

The following table represents the carrying value of investments, by asset type, at March 31, 2011 and December 31, 2010:

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Private equity	$284	$277	$7	3%
Real estate	65	54	11	20%
Distressed credit/mortgage funds	275	267	8	3%
Hedge funds/funds of hedge funds	90	97	(7)	(7%)
Other investments(1)	226	269	(43)	(16%)

Total net “economic” investment exposure	940	964	(24)	(2%)
Federal Reserve Bank stock	326	325	1	—%
Carried interest	13	13	—	—%
Deferred compensation investments	77	76	1	1%
Hedged investments	7	25	(18)	(72%)

Total net “economic” investments	$1,363	$1,403	($40)	(3%)

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Total net “economic” investments at March 31, 2011 decreased $40 million from December 31, 2010, resulting from changes in the investment portfolio due to $60 million of purchases/capital contributions, $123 million of sales/maturities and $28 million of distributions representing return of capital and return on investments, as well as $51 million for market valuations, earnings from equity method investments and other adjustments.

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

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance Sheet Overview (continued)

Investments (continued)

The following table represents investments measured at fair value on a recurring basis at March 31, 2011:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at March 31, 2011
Total investments, GAAP	$217	$133	$665	$513	$1,528
Net assets for which the Company does not bear “economic” exposure(2)	(9)	(17)	(139)	—	(165)

Net “economic” investments(3)	$208	$116	$526	$513	$1,363

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

Goodwill and Intangible Assets

Goodwill and intangible assets at March 31, 2011 decreased $41 million from December 31, 2010, primarily resulting from $40 million of amortization expense related to finite-lived intangibles.

Other Assets

Other assets at March 31, 2011 increased $110 million from December 31, 2010, resulting from a $51 million increase in property and equipment due to additional leasehold improvements and construction in progress, including costs related to Drapers Gardens, and increases in other assets, including tax receivables, prepaid assets and strategic advisory investments.

Accrued Compensation and Benefits

Accrued compensation and benefits at March 31, 2011 decreased $982 million from December 31, 2010, primarily related to 2010 incentive compensation cash payments, partially offset by the effect of 2011 year-end incentive compensation accruals.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2011 increased $298 million from December 31, 2010, resulting from increases in unit trust payables, current income taxes payable, retrocessions, interest accruals, payables to certain investment products and other accruals.

Borrowings

Borrowings at March 31, 2011 decreased $104 million from December 31, 2010, resulting from repayments of $100 million of short-term borrowings and conversions of $4 million of convertible debt.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance Sheet Overview (continued)

Deferred Income Tax Liabilities

Deferred income tax liabilities at March 31, 2011 increased $49 million from December 31, 2010, primarily related to the effects of temporary differences associated with deferred stock compensation and investment income. The increase included revaluation of certain deferred income tax liabilities due to state tax legislation enacted in 2011.

Other Liabilities

Other liabilities at March 31, 2011 decreased $63 million from December 31, 2010, primarily resulting from repayments to Barclays of approximately $31 million to settle certain non-interest bearing notes assumed in the BGI Transaction, a payment related to a U.K. regulatory assessment and a decrease related to the resolution of certain outstanding tax positions, partially offset by increases in various other liabilities.

Stockholders’ Equity

Total stockholders’ equity at March 31, 2011 increased $385 from December 31, 2010, principally resulting from $568 million of net income attributable to BlackRock, $137 million of stock-based compensation expense, $44 million of foreign currency translation adjustments and $13 million excess tax benefits from vested stock-based compensation, partially offset by $272 million of payments for cash dividends, and $96 million of net issuances of common shares related to employee stock transactions.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

In accordance with GAAP, certain BlackRock sponsored investment funds and CLOs are consolidated into the financial statements of BlackRock, notwithstanding the fact that BlackRock may only have a minority interest, if any, in these funds or CLOs. As a result, BlackRock’s condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flows presented in accordance with GAAP.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(Dollar amounts in millions)	Three months ended March 31, 2011
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of period	$3,367	$65	$—	$3,302
Cash flows from operating activities	(156)	(8)	2	(150)
Cash flows from investing activities	(15)	(3)	—	(12)
Cash flows from financing activities	(465)	(12)	(2)	(451)
Effect of exchange rate changes on cash and cash equivalents	48	—	—	48

Net change in cash and cash equivalents	(588)	(23)	—	(565)

Cash and cash equivalents, end of period	$2,779	$42	$—	$2,737

Cash and cash equivalents, excluding cash held by consolidated sponsored investment funds and VIEs at March 31, 2011 decreased $565 million from December 31, 2010, resulting from $451 million of cash outflows from financing activities, $150 million of cash outflows from operating activities, and $12 million of cash outflows from investing activities partially offset by a $48 million increase due to the effect of foreign exchange rate changes.

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

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Net cash outflows for the three months ended March 31, 2011 included the effect of cash payments related to 2010 year-end incentive compensation.

Investing Activities

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2011 were $12 million and primarily included $53 million of purchases of investments and $83 million of purchases of property and equipment, partially offset by $104 million of net proceeds from sales and maturities of investments and $17 million of return of capital from equity method investees.

Financing Activities

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2011 were $451 million, which included repayments of short-term borrowings and convertible debt of $104 million, $272 million of payments for cash dividends and $106 million related to repurchases of common stock to satisfy tax withholding obligations of employees related to vesting of certain restricted stock awards. Cash outflows from financing activities were partially offset by cash inflows related to $13 million of excess tax benefits from vested stock-based compensation.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Cash and cash equivalents	$2,779	$3,367	($588)	(17%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(42)	(65)	23	35%

Subtotal	2,737	3,302	(565)	(17%)
2011 credit facility – undrawn	3,500	—	3,500	*
2007 credit facility – undrawn(2)	—	2,266	(2,266)	(100%)

Total liquidity	$6,237	$5,568	$669	12%

Required regulatory capital(3)	$1,157	$897	$260	29%

*	– Not applicable or the percentage is in excess of +/- 1,000%.
(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Excludes $134 million of undrawn amounts at December 31, 2010 related to Lehman Commercial Paper, Inc. The 2007 credit facility terminated in March 2011.
(3)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

The $669 million increase in total liquidity during the three months ended March 31, 2011 included the effects on liquidity of the following: the increase in the size of the new credit facility, positive operating cash flows which were partially offset by cash payments of 2010 year end incentive awards, and $104 million of repayments related to short-term borrowings and convertible debt.

During the three months ended March 31, 2011, the Company’s net capital requirements increased $260 million due to increases related to certain European and Asia-Pacific regulated legal entities.

A significant portion of the Company’s $1,363 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Investment Commitments

At March 31, 2011, the Company had $223 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The above amount does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw-back

As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive certain carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements. At March 31, 2011, the Company has received less than $20 million in cash that was not recorded as revenue and is subject to claw-back.

Short-term Borrowings:

The following describes the Company’s short-term borrowing arrangements, which the Company has access to utilize.

2007 Credit Facility

In August 2007, the Company entered into a five-year, $2.5 billion unsecured revolving credit facility (the “2007 facility”) to provide back-up liquidity, fund ongoing working capital for general corporate purposes and to fund investment opportunities. At December 31, 2010, the Company had $100 million outstanding under the 2007 facility. On February 28, 2011, the $100 million was repaid and the 2007 facility was terminated in March 2011. The Company had a daily average of $66 million outstanding during the three months ended March 31, 2011.

2011 Revolving Credit Facility

In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 facility”), which replaced the 2007 credit facility. The 2011 facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, up to a maximum of $4.5 billion. Interest on borrowings outstanding will accrue at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2011 facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2011.

The 2011 facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2011, the Company did not have any borrowings outstanding under the 2011 facility. During May 2011, the Company borrowed $100 million from this facility with an interest rate of 1.21% and a maturity during June 2011.

Bank of America and Barclays each have a $255 million participation under the 2011 facility.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Short-term Borrowings (continued):

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used to finance a portion of the BGI Transaction. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. At March 31, 2011 the CP Program was supported by the 2011 facility.

As of March 31, 2011 and December 31, 2010, BlackRock did not have any outstanding CP Notes.

Japan Commitment-line

In September 2010, BlackRock Japan Co., Ltd., a wholly-owned subsidiary of the Company, renewed its five billion Japanese yen commitment-line agreement (the “Japan Commitment-line”) for a term of one year. The Japan Commitment-line is intended to provide liquidity and flexibility for operating requirements in Japan. At March 31, 2011 and December 31, 2010, the Company had no borrowings outstanding under the Japan Commitment-line.

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and on, and after, February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60 but not less than 30 days notice. During the three months ended March 31, 2011, holders of $4 million of debentures converted their holdings into cash and shares. At March 31, 2011, $63 million in convertible debentures were outstanding.

In addition, on April 20, 2011, the Company issued a notice of redemption for the remaining outstanding convertible debentures of approximately $60 million.

Long-term Borrowings

At March 31, 2011, the principal amount of long-term borrowings was $3.2 billion. During the three months ended March 31, 2011, the Company paid approximately $22 million related to interest on long-term borrowings. Principal repayments and interest requirements are as follows:

(Dollar amounts in millions)			Total
Year	Principal	Interest	Payments
Remainder of 2011	$—	$118	$118
2012	500	140	640
2013	—	129	129
2014	1,000	129	1,129
2015	—	94	94
2016	—	94	94
Thereafter	1,700	194	1,894

Total	$3,200	$898	$4,098

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Barclays Support of Certain Securities Lending Related Cash Funds

Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At March 31, 2011, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.7 billion. At March 31, 2011, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary (“PB”) of these funds.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept client deposits and whose powers are limited to trust activities. BTC provides investment management services, including investment advisory and securities lending agency services to institutional investors and other clients. BTC is subject to various regulatory capital and liquid asset requirements administered by Federal banking agencies.

At March 31, 2011, the Company was required to maintain approximately $1,157 million in net capital in certain regulated subsidiaries, including BTC, and was in compliance with all applicable regulatory minimum net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of VIEs, Fair Value Measurements and Performance Fees / Carried Interest discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Significant Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011 for details on Significant Accounting Policies.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU deferred the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for a reporting enterprise’s interest in an entity if certain conditions are met. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs. At March 31, 2011, the Company was the PB of four VIEs, including three CLOs and one sponsored private equity fund, which resulted in consolidation.

CLOs

As of March 31, 2011, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including three CLOs in which BlackRock, in accordance with ASU 2009-17, was determined to be the PB, which resulted in consolidation of these VIEs in the Company’s condensed consolidated financial statements. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLO that most significantly impact the entity’s economic performance and has the right to receive benefits that potentially could be significant to the VIE. At March 31, 2011, the Company had $1,362 million, $1,304 million and $58 million in assets, liabilities and appropriated retained earnings, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock, Inc. or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIE’s.

Sponsored Private Equity Fund of Funds

As of March 31, 2011, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds, in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At March 31, 2011, the Company had recorded $9 million, $36 million and $45 million in cash and cash equivalents, investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock, Inc. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with this VIE.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Fair Value Measurements

BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major class of assets and liabilities.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments and returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $665 million of Level 3 investments, or 44% of total GAAP investments at March 31, 2011 primarily include co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing/valuation information, including independent appraisals from third party sources; however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Performance Fees / Carried Interest

The Company receives performance fees or an incentive allocation from certain actively managed investment funds and certain separately managed accounts which are primarily alternative, equity or multi-asset class products. These performance fees generally are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement periods, which vary by product or account and could be monthly, quarterly, annually or longer.

In addition, the Company may receive carried interest in the form of an investment capital allocation or cash from certain alternative investment funds upon exceeding performance thresholds. However, BlackRock may be required to return all, or part, of such carried interest depending upon performance of these investment products in future periods. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments or cash to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is realized upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records realized carried interest as performance fees on its condensed consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria.

For the three months ended March 31, 2011 and 2010, performance fee revenue totaled $83 million and $50 million, respectively. At March 31, 2011 and December 31, 2010, the Company had $24 million and $23 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk

BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2011, the majority of our investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain equity investments. At March 31, 2011, the outstanding total return swaps had an aggregate notional value of approximately $7 million.

PART I – FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Corporate Investments Portfolio Risks (continued)

At March 31, 2011, approximately $424 million of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

	March 31, 2011	December 31, 2010	Variance
(Dollar amounts in millions)			Amount	% Change
Total investments, GAAP	$1,528	$1,540	($12)	(1%)
Investments held by consolidated sponsored investment funds	(424)	(397)	(27)	(7%)

Net exposure to consolidated investment funds	259	260	(1)	—%

Total net “economic” investments	1,363	1,403	(40)	(3%)

Federal Reserve Bank stock	(326)	(325)	(1)	—%
Carried interest	(13)	(13)	—	—%
Deferred compensation investments	(77)	(76)	(1)	(1%)
Hedged investments	(7)	(25)	18	72%

Total net “economic” investment exposure	$940	$964	($24)	(2%)

The net “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk

At March 31, 2011, the Company’s net exposure to market price risk in its investment portfolio was approximately $610 million of the Company’s net economic investment exposure. Investments that are subject to market price risk include private equity and real estate investments, hedge funds and fund of funds, as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $61 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk

At March 31, 2011, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $330 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $7 million in the carrying value of such investments.

Foreign Exchange Rate Risk

As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $127 million. A 10% adverse change in foreign exchange rates would result in approximately a $12.7 million decline in the carrying value of such investments.

PART I – FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at March 31, 2011. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at March 31, 2011.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2011 through January 31, 2011	412,223	(2)	$194.23	—	4,203,898

February 1, 2011 through February 28, 2011	113,418	(2)	$194.36	—	4,203,898

March 1, 2011 through March 31, 2011	14,042	(2)	$201.46	—	4,203,898

Total	539,683		$194.44	—	4,203,898

(1)	In July 2010 the Company announced a 5.1 million share repurchase program with no stated expiration date.
(2)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

10.1	Letter Agreement, dated December 23, 2010, between Blake Grossman and BlackRock, Inc.+

10.2(1)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	– Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 11, 2011.
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ ANN MARIE PETACH
Date: May 9, 2011		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement, dated December 23, 2010, between Blake Grossman and BlackRock, Inc.+

10.2(1)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	– Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 11, 2011.
+	Denotes compensatory plans or arrangements