Form 10-Q
period 2011-06-30
BlackRock Inc.
filed 2011-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 135,049,629 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- i -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$2,796	$3,367
Accounts receivable	2,084	2,095
Due from related parties	151	150
Investments	1,598	1,540
Assets of consolidated variable interest entities
Cash and cash equivalents	65	93
Bank loans and other investments	1,331	1,312
Separate account assets	127,470	121,137
Collateral held under securities lending agreements	18,217	17,638
Deferred sales commissions, net	54	66
Property and equipment (net of accumulated depreciation of $494 and $426 at June 30, 2011 and December 31, 2010, respectively)	521	428
Intangible assets (net of accumulated amortization of $673 and $615 at June 30, 2011 and December 31, 2010, respectively)	17,434	17,512
Goodwill	12,802	12,805
Other assets	525	316

Total assets	$185,048	$178,459

Liabilities
Accrued compensation and benefits	$874	$1,520
Accounts payable and accrued liabilities	1,128	1,068
Due to related parties	23	57
Short-term borrowings	600	100
Liabilities of consolidated variable interest entities
Borrowings	1,292	1,278
Other liabilities	7	7
Convertible debentures	—	67
Long-term borrowings	4,688	3,192
Separate account liabilities	127,470	121,137
Collateral liabilities under securities lending agreements	18,217	17,638
Deferred income tax liabilities	5,440	5,477
Other liabilities	639	584

Total liabilities	160,378	152,125

Commitments and contingencies (Note 11)
Temporary equity
Redeemable non-controlling interests	4	6

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010

Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at June 30, 2011 and December 31, 2010;
Shares issued: 135,035,204 and 131,923,624 at June 30, 2011 and December 31, 2010, respectively;
Shares outstanding: 135,030,826 and 131,216,561 at June 30, 2011 and December 31, 2010, respectively
Preferred stock (Note 14)	—	1
Additional paid-in capital	20,023	22,502
Retained earnings	4,390	3,723
Appropriated retained earnings	51	75
Accumulated other comprehensive loss	(40)	(96)
Escrow shares, common, at cost (3,603 shares held at June 30, 2011 and December 31, 2010)	(1)	(1)
Treasury stock, common, at cost (775 and 703,460 shares held at June 30, 2011 and December 31, 2010, respectively)	—	(111)

Total BlackRock, Inc. stockholders’ equity	24,424	26,094
Nonredeemable non-controlling interests	196	189
Nonredeemable non-controlling interests of consolidated variable interest entities	46	45

Total permanent equity	24,666	26,328

Total liabilities, temporary equity and permanent equity	$185,048	$178,459

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,408	$1,162	$2,756	$2,311
Other third parties	692	630	1,328	1,234

Investment advisory, administration fees and securities lending revenue	2,100	1,792	4,084	3,545
Investment advisory performance fees	50	50	133	100
BlackRock Solutions and advisory	116	114	244	227
Distribution fees	27	32	55	60
Other revenue	54	44	113	95

Total revenue	2,347	2,032	4,629	4,027
Expenses
Employee compensation and benefits	824	709	1,654	1,482
Distribution and servicing costs
Related parties	1	64	2	128
Other third parties	99	33	207	69
Amortization of deferred sales commissions	21	27	43	53
Direct fund expenses	153	122	296	235
General and administration	345	340	685	629
Amortization of intangible assets	38	40	78	80

Total expenses	1,481	1,335	2,965	2,676

Operating income	866	697	1,664	1,351
Non-operating income (expense)
Net gain (loss) on investments	18	(13)	77	24
Net gain (loss) on consolidated variable interest entities	(5)	(29)	(20)	(28)
Interest and dividend income	4	5	13	9
Interest expense	(41)	(38)	(79)	(78)

Total non-operating income (expense)	(24)	(75)	(9)	(73)

Income before income taxes	842	622	1,655	1,278
Income tax expense	220	233	469	461

Net income	622	389	1,186	817
Less:
Net income (loss) attributable to redeemable non-controlling interests	—	2	—	2
Net income (loss) attributable to nonredeemable non-controlling interests	3	(45)	(1)	(40)

Net income attributable to BlackRock, Inc.	$619	$432	$1,187	$855

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.26	$2.23	$6.18	$4.43
Diluted	$3.21	$2.21	$6.10	$4.38
Cash dividends declared and paid per share	$1.375	$1.00	$2.75	$2.00
Weighted-average common shares outstanding:
Basic	187,870,001	190,975,161	189,822,833	190,329,206
Diluted	190,579,963	192,569,539	192,429,367	192,213,593

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$622	$389	$1,186	$817
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax
Unrealized holding gains (losses), net of tax	(2)	—	(1)	3
Less: reclassification adjustment included in net income	1	1	2	2

Net change from available-for-sale investments, net of tax(1)	(3)	(1)	(3)	1
Minimum pension liability adjustment	—	—	—	(1)
Foreign currency translation adjustments	15	(20)	59	(90)

Other comprehensive income (loss)	12	(21)	56	(90)

Comprehensive income	634	368	1,242	727
Less: Comprehensive income (loss) attributable to non-controlling interests	3	(43)	(1)	(38)

Comprehensive income attributable to BlackRock, Inc.	$631	$411	$1,243	$765

(1)

The tax benefit (expense) on unrealized holding gains (losses) was $1 million and less than $1 million during the three months ended June 30, 2011 and 2010, respectively, and $1 million and ($1) million during the six months ended June 30, 2011 and 2010, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6
Net income	—	1,187	—	—	—	—	1,187	19	(20)	1,186	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(24)	—	—	—	(24)	—	24	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(520)	—	—	—	—	(520)	—	—	(520)	—
Stock-based compensation	240	—	—	—	—	2	242	—	—	242	—
Merrill Lynch capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(202)	—	—	—	—	216	14	—	—	14	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	—	(108)	(108)	—	—	(108)	—
Shares repurchased	(2,545)	—	—	—	—	—	(2,545)	—	—	(2,545)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5
Net tax benefit (shortfall) from stock-based compensation	15	—	—	—	—	—	15	—	—	15	—
Subscriptions (redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(12)	(3)	(15)	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(2)
Foreign currency translation adjustments	—	—	—	59	—	—	59	—	—	59	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	(3)			(3)	—	—	(3)	—

June 30, 2011	$20,024	$4,390	$51	($40)	($1)	$—	$24,424	$196	$46	$24,666	$4

(1)	Includes $1 million of common stock at both June 30, 2011 and December 31, 2010 and $1 million of preferred stock at December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity (continued)

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	855	—	—	—	—	855	(12)	(28)	815	2
Allocation of losses of consolidated collateralized loan obligations	—	—	(25)	—	—	—	(25)	—	25	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(389)	—	—	—	—	(389)	—	—	(389)	—
Stock-based compensation	220	—	—	—	—	1	221	—	—	221	—
PNC LTIP capital contribution	5	—	—	—	—	—	5	—	—	5	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Issuance of common shares related to employee stock transactions	(175)	—	—	—	—	183	8	—	—	8	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	—	(117)	(117)	—	—	(117)	—
Convertible debt conversions	(64)	—	—	—	—	64	—	—	—	—	—
Net tax benefit (shortfall) from stock-based compensation	43	—	—	—	—	—	43	—	—	43	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions (redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(5)	(5)	(10)	55
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(12)
Other change in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—
Foreign currency translation adjustments	—	—	—	(90)	—	—	(90)	—	—	(90)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	1	—	—	1	—	—	1	—

June 30, 2010	$22,286	$2,902	$89	($186)	($137)	$—	$24,954	$159	$41	$25,154	$94

(1)	Includes $1 million of common stock and $1 million of preferred stock at June 30, 2010 and December 31, 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$1,186	$817
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	146	157
Amortization of deferred sales commissions	43	53
Stock-based compensation	242	221
Deferred income tax expense (benefit)	(38)	89
Net (gains) losses on non-trading investments	(41)	10
Purchases of investments within consolidated funds	(9)	(6)
Proceeds from sales and maturities of investments within consolidated funds	31	10
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	28	(13)
Net (gains) losses within consolidated VIEs	20	28
Net (purchases) proceeds within consolidated VIEs	(11)	9
(Earnings) losses from equity method investees	(41)	(48)
Distributions of earnings from equity method investees	21	9
Other adjustments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	14	(286)
Due from related parties	(15)	23
Deferred sales commissions	(31)	(41)
Investments, trading	(29)	(109)
Other assets	(196)	(20)
Accrued compensation and benefits	(644)	(682)
Accounts payable and accrued liabilities	63	243
Due to related parties	(34)	(312)
Other liabilities	12	159

Cash flows from operating activities	717	310

Cash flows from investing activities
Purchases of investments	(91)	(408)
Proceeds from sales and maturities of investments	116	57
Distributions of capital from equity method investees	30	22
Acquisitions, net of cash acquired	—	(8)
Purchases of property and equipment	(159)	(66)
Other	—	1

Cash flows from investing activities	(104)	(402)

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities
Repayments of short-term borrowings	(100)	(1,790)
Proceeds from short-term borrowings	600	—
Repayments of convertible debt	(67)	(172)
Proceeds from long-term borrowings	1,496	—
Cash dividends paid	(520)	(389)
Proceeds from stock options exercised	13	6
Proceeds from issuance of common stock	2	2
Repurchases of common stock	(2,654)	(117)
Merrill Lynch capital contribution	8	—
Repayments of borrowings by consolidated VIEs	(14)	—
Net (redemptions/distributions paid) subscriptions received from non-controlling interests holders	(15)	45
Excess tax benefit from stock-based compensation	15	43

Cash flows from financing activities	(1,236)	(2,372)

Effect of exchange rate changes on cash and cash equivalents	52	(61)

Net increase (decrease) in cash and cash equivalents	(571)	(2,525)
Cash and cash equivalents, beginning of period	3,367	4,708

Cash and cash equivalents, end of period	$2,796	$2,183

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$74	$74
Interest on borrowings of consolidated VIEs	$30	$25
Income taxes	$649	$282
Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$207	$235
Increase (decrease) in borrowings due to consolidation of VIEs	$—	$1,157

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On June 1, 2011, BlackRock completed its repurchase of Bank of America Corporation’s (“Bank of America”) remaining ownership interest of 13,562,878 Series B Convertible Preferred Shares for $2.545 billion, or $187.65 per share.

On June 30, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
The PNC Financial Services Group, Inc. (“PNC”)	24.6%	21.7%
Barclays Bank PLC (“Barclays”)	2.2%	19.7%
Other	73.2%	58.6%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

The interim financial information at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain items previously reported have been reclassified to conform to the current period presentation.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs

The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major class of assets and liabilities and disclosures with regards to significant transfers into and out of Levels 1 and 2.

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

2. Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As a practical expedient, the Company relies on the NAV (or its equivalent) of certain investments as their fair value.

•

Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds and mutual funds valued based on NAV where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

2. Significant Accounting Policies (continued)

Disclosure of Fair Value

The disclosure requirements within ASC 825-10 require disclosure of estimated fair values of certain financial instruments, both on and off the consolidated statements of financial condition. For financial instruments recognized at fair value in the statement of consolidated financial condition, the disclosure requirements of ASC 820-10 also apply.

The methods and assumptions for assets and liabilities measured at fair value, including those on a non-recurring basis, are set forth below:

•

Cash and cash equivalents are carried at either cost or amortized cost which approximates fair value due to their short term maturities. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV.

•	The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities.

•

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on NAVs (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, the industry of the investment, market indices or valuation services from third party service providers. At June 30, 2011, with the exception of certain equity and cost method investments and carried interest that are not accounted for under a fair value measure, the carrying value of investments approximated fair value. See Note 5, Fair Value Disclosures, for further discussion.

•	Long-term borrowings are recorded at amortized amounts. See Note 10, Borrowings, for the fair value of the Company’s long-term borrowings.

Collateral Assets Held and Liabilities Under Securities Lending Agreements

The Company facilitates securities lending arrangements whereby securities held as separate account assets maintained by the life insurance companies are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on its condensed consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash), as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At June 30, 2011, the fair value of loaned securities held as separate account assets was approximately $16.7 billion and the collateral held under these securities lending agreements was approximately $18.2 billion. During the six months ended June 30, 2011 and 2010, the Company had not sold or repledged any of the collateral received under these arrangements.

Appropriated Retained Earnings

Upon adoption of Accounting Standards Update (“ASU”) ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), on January 1, 2010, BlackRock consolidated three collateralized loan obligations (“CLOs”) and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Significant Accounting Policies (continued)

Comprehensive Income Attributable to BlackRock

Prior to the issuance of BlackRock’s third quarter 2010 Form 10-Q, the Company determined that pursuant to ASC 810, Consolidation, it should have presented the amount of comprehensive income attributable to non-controlling interests and comprehensive income attributable to BlackRock in its condensed consolidated statements of comprehensive income and it mislabeled total comprehensive income as being attributable to BlackRock. Therefore, the accompanying condensed consolidated statement of comprehensive income for the interim period ended June 30, 2010 has been corrected to include the required information.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	June 30, 2011	December 31, 2010
Available-for-sale investments	$58	$45
Held-to-maturity investments	89	100
Trading investments:
Consolidated sponsored investment funds	103	60
Other equity securities	3	22
Deferred compensation plan mutual funds	52	49

Total trading investments	158	131
Other investments:
Consolidated sponsored investment funds	352	337
Equity method investments	523	556
Deferred compensation plan hedge fund equity method investments	25	27
Carried interest	58	13
Cost method investments	335	331

Total other investments	1,293	1,264

Total investments	$1,598	$1,540

At June 30, 2011, the Company consolidated $455 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $103 million and $352 million were classified as trading investments and other investments, respectively.

At December 31, 2010, the Company consolidated $397 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $60 million and $337 million were classified as trading investments and other investments, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
June 30, 2011	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$55	$1	($2)	$54
Collateralized debt obligations (“CDOs”)	1	1	—	2
Debt securities:
Asset-backed debt	1	1	—	2

Total available-for-sale investments	$57	$3	($2)	$58

		Gross Unrealized		Carrying Value
December 31, 2010	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$33	$4	($1)	$36
CDOs	2	—	—	2
Debt securities:
Mortgage debt	4	2	—	6
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$40	$6	($1)	$45

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of certain funds in lieu of the Company’s remaining investment in the funds.

The Company did not record any other-than-temporary impairments on available-for-sale debt or equity securities during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company recorded other-than-temporary impairments of less than $1 million.

The debt securities classified as available-for-sale at June 30, 2011 and December 31, 2010 all had maturities in excess of five years.

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	June 30, 2011	December 31, 2010
Foreign government debt	$89	$100

Held-to-maturity investments include debt instruments held for regulatory purposes. The amortized cost (the carrying value) of these investments approximates fair value.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

Held-to-Maturity Investments (continued)

The fair values of debt securities classified as held-to-maturity at June 30, 2011 and December 31, 2010 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
June 30, 2011
Fair value	$82	$1	$—	$6	$89
December 31, 2010
Fair value	$18	$76	$—	$6	$100

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	June 30, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Deferred compensation plan mutual funds	$45	$52	$45	$49
Equity securities	64	67	37	45
Debt securities:
Municipal debt	—	—	10	10
Corporate debt	38	39	25	27

Total trading investments	$147	$158	$117	$131

At June 30, 2011, trading investments included $64 million of equity and $39 million of debt securities held by consolidated sponsored investment funds, $52 million of certain deferred compensation plan mutual fund investments and $3 million of equity securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	June 30, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Consolidated sponsored investment funds	$312	$352	$319	$337
Equity method	520	523	569	556
Deferred compensation plan hedge fund equity method investments	17	25	20	27
Carried interest	—	58	—	13
Cost method investments:
Federal Reserve Bank stock	327	327	325	325
Other	8	8	6	6

Total cost method investments	335	335	331	331

Total other investments	$1,184	$1,293	$1,239	$1,264

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

Cost method investments include non-marketable securities, including $327 million of Federal Reserve Bank stock at June 30, 2011, which is held for regulatory purposes and is restricted from sale. As of June 30, 2011, there were no indicators of impairments on these investments.

4. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments that are owned by these consolidated sponsored investment funds are classified as other or trading investments. At June 30, 2011 and December 31, 2010, the following table presents the balances related to these consolidated funds that were included on the condensed consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(Dollar amounts in millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$50	$65
Investments:
Trading investments	103	60
Other investments	352	337
Other assets	14	3
Other liabilities	(31)	(10)
Non-controlling interests	(200)	(195)

BlackRock’s net interests in consolidated investment funds	$288	$260

BlackRock’s total exposure to consolidated sponsored investment funds of $288 million and $260 million at June 30, 2011 and December 31, 2010, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at June 30, 2011 and December 31, 2010, one other consolidated sponsored investment fund and three consolidated CLOs, which are deemed to be variable interest entities (“VIEs”), were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated products.

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

5. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $147,310 million at June 30, 2011 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	June 30, 2011
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$54	$—	$2	$—	$56
Debt securities	—	2	—	—	2

Total available-for-sale	54	2	2	—	58
Held-to-maturity:
Debt securities	—	—	—	89	89
Trading:
Deferred compensation plan mutual funds	52	—	—	—	52
Equity securities	63	4	—	—	67
Debt securities	—	39	—	—	39

Total trading	115	43	—	—	158
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	—	1	17	—	18
Private / public equity	22	—	312	—	334

Total consolidated sponsored investment funds	22	1	329	—	352
Equity method:
Hedge funds / Funds of hedge funds	—	47	211	30	288
Private equity investments	—	—	77	20	97
Real estate funds	—	15	48	16	79
Fixed income mutual funds	51	—	—	—	51
Equity / Multi-asset class mutual funds	8	—	—	—	8

Total equity method	59	62	336	66	523
Deferred compensation plan hedge fund equity method investments	—	25	—	—	25
Carried interest	—	—	—	58	58
Cost method investments	—	—	—	335	335

Total investments	250	133	667	548	1,598
Separate account assets:
Equity securities	83,847	2	4	—	83,853
Debt securities	—	38,291	10	—	38,301
Derivatives	21	1,716	—	—	1,737
Money market funds	2,809	—	—	—	2,809
Other	—	—	—	770	770

Total separate account assets	86,677	40,009	14	770	127,470
Collateral held under securities lending agreements:
Equity securities	11,617	—	—	—	11,617
Debt securities	—	6,600	—	—	6,600

Total collateral held under securities lending agreements	11,617	6,600	—	—	18,217
Other assets(2)	—	12	—	—	12
Assets of consolidated VIEs:
Bank loans	—	1,146	41	—	1,187
Bonds	—	107	—	—	107
Private / public equity	5	3	29	—	37

Total assets of consolidated VIEs	5	1,256	70	—	1,331

Total	$98,549	$48,010	$751	$1,318	$148,628

(1)

Amount comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Amount includes company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2011 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,292	$1,292
Collateral liabilities under securities lending agreements	11,617	6,600	—	18,217
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$11,617	$6,603	$1,292	$19,512

(1)	Amount includes credit default swap (Pillars) recorded within other liabilities on the condensed consolidated statement of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Total assets measured at fair value on a recurring basis of $140,460 million at December 31, 2010 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2010
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$36	$—	$2	$—	$38
Debt securities	—	7	—	—	7

Total available-for-sale	36	7	2	—	45
Held-to-maturity:
Debt securities	—	—	—	100	100
Trading:
Deferred compensation plan mutual funds	49	—	—	—	49
Equity securities	36	9	—	—	45
Debt securities	—	37	—	—	37

Total trading	85	46	—	—	131
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	1	19	—	20
Private / public equity	18	—	299	—	317

Total consolidated sponsored investment funds	18	1	318	—	337
Equity method:
Hedge funds / Funds of hedge funds	—	44	226	34	304
Private equity investments	—	—	68	20	88
Real estate funds	—	8	36	10	54
Fixed income mutual funds	103	—	—	—	103
Equity / Multi-asset class mutual funds	7	—	—	—	7

Total equity method	110	52	330	64	556
Deferred compensation plan hedge fund equity method investments	—	27	—	—	27
Carried interest	—	—	—	13	13
Cost method investments	—	—	—	331	331

Total investments	249	133	650	508	1,540

Separate account assets:
Equity securities	79,727	3	4	—	79,734
Debt securities	—	36,415	170	—	36,585
Derivatives	1	1,598	—	—	1,599
Money market funds	2,549	—	—	—	2,549
Other	—	—	—	670	670

Total separate account assets	82,277	38,016	174	670	121,137
Collateral held under securities lending agreements:
Equity securities	15,237	—	—	—	15,237
Debt securities	—	2,401	—	—	2,401

Total collateral held under securities lending agreements	15,237	2,401	—	—	17,638
Other assets(2)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,130	32	—	1,162
Bonds	—	113	—	—	113
Private / public equity	4	3	30	—	37

Total assets of consolidated VIEs	4	1,246	62	—	1,312

Total assets measured at fair value	$97,767	$41,807	$886	$1,178	$141,638

(1)

Amount comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Amount includes company-owned and split-dollar life insurance policies.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,278	$1,278
Collateral liabilities under securities lending agreements	15,237	2,401	—	17,638
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$15,237	$2,404	$1,278	$18,919

(1)	Amount includes credit default swap (Pillars) recorded within other liabilities on the condensed consolidated statement of financial condition.

Separate Account Assets

BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly owned subsidiaries of the Company, are registered life insurance companies in the United Kingdom that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The net investment income attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents

At June 30, 2011 and December 31, 2010, approximately $72 million and $87 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1.00, which generally is the net asset value of the fund.

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

Level 3 Liabilities

Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single broker non-binding quotes.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2011

(Dollar amounts in millions)	March 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$2	$1	$—	$—	($1)	$—	$—	$2	$1
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	20	(2)	—	(1)	—	—	—	17	(2)
Private equity	305	18	7	(21)	1	2	—	312	18
Equity method:
Hedge funds / Funds of hedge funds	227	(3)	3	—	(16)	—	—	211	(3)
Private equity investments	70	7	2	—	(2)	—	—	77	7
Real estate funds	41	1	8	—	(2)	—	—	48	1

Total Level 3 investments	665	22	20	(22)	(20)	2	—	667	22
Separate account assets:
Equity securities	41	3	4	(35)	—	—	(9)	4
Debt securities	108	(1)	—	(97)	—	—	—	10

Total Level 3 separate account assets	149	2	4	(132)	—	—	(9)	14	n/a	(3)

Assets of consolidated VIEs:
Bank loans	38	—	15	(13)	—	9	(8)	41
Private equity	32	1	—	(4)	—	—	—	29

Total Level 3 assets of consolidated VIEs	70	1	15	(17)	—	9	(8)	70	n/a	(4)

Total Level 3 assets	$884	$25	$39	($171)	($20)	$11	($17)	$751

Liabilities:
Borrowings of consolidated VIEs	$1,297	($9)	$—	$—	($14)	$—	$—	$1,292	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$2	$1	$—	$—	($1)	$—	$—	$2	$1
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	1	—	(2)	—	—	(1)	17	1
Private equity	299	30	8	(28)	1	2	—	312	30
Equity method:
Hedge funds / Funds of hedge funds	226	13	5	(1)	(32)	—	—	211	13
Private equity investments	68	8	3	—	(2)	—	—	77	8
Real estate funds	36	2	12	—	(2)	—	—	48	2

Total Level 3 investments	650	55	28	(31)	(36)	2	(1)	667	55
Separate account assets:
Equity securities	4	2	7	(38)	—	38	(9)	4
Debt securities	170	(2)	96	(167)	—	—	(87)	10

Total Level 3 separate account assets	174	—	103	(205)	—	38	(96)	14	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(2)	20	(16)	—	23	(16)	41
Private equity	30	3	—	(4)	—	—	—	29

Total Level 3 assets of consolidated VIEs	62	1	20	(20)	—	23	(16)	70	n/a	(4)

Total Level 3 assets	$886	$56	$151	($256)	($36)	$63	($113)	$751

Liabilities:
Borrowings of consolidated VIEs	$1,278	($28)	$—	$—	($14)	$—	$—	$1,292	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2010

(Dollar amounts in millions)	March 31, 2010	Realized and unrealized gains (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	June 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	$25	($1)	($1)	$—	$23	$—
Private equity	280	(22)	2	(1)	259	(22)
Equity method:
Hedge funds / Funds of hedge funds	237	1	23	—	261	(1)
Private equity investments	54	2	—	—	56	1
Real estate funds	39	3	6	—	48	3
Deferred compensation plan hedge funds	17	1	—	—	18	—

Total Level 3 investments	652	(16)	30	(1)	665	(19)
Separate account assets:
Equity	63	(5)	(51)	—	7
Fixed income	1,090	6	160	192	1,448

Total Level 3 separate account assets	1,153	1	109	192	1,455	n/a	(2)
Other assets	24	2	(2)	—	24	2
Private equity investments of consolidated VIEs	35	(6)	1	—	30	n/a	(3)

Total level 3 assets	$1,864	($19)	$138	$191	$2,174

Liabilities:
Borrowings of consolidated VIEs	$1,214	($1)	$—	$—	$1,215	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)	The net investment income attributable to separate account assets accrues directly to the contract owner and are not reported on the Company’s condensed consolidated statements of income.
(3)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	June 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	$26	($1)	($2)	$—	$23	($1)
Private equity	312	(18)	(34)	(1)	259	(17)
Equity method:
Hedge funds / Funds of hedge funds	247	14	—	—	261	13
Private equity investments	47	2	7	—	56	2
Real estate funds	36	2	10	—	48	2
Deferred compensation plan hedge funds	15	3	—	—	18	2

Total Level 3 investments	683	2	(19)	(1)	665	1
Separate account assets:
Equity	5	(5)	(54)	61	7
Fixed income	1,287	40	345	(224)	1,448

Total Level 3 separate account assets	1,292	35	291	(163)	1,455	n/a	(2)
Other assets	46	(10)	(12)	—	24	(10)
Private equity investments of consolidated VIEs	—	(4)	34	—	30	n/a	(3)

Total Level 3 assets	$2,021	$23	$294	($164)	$2,174

Liabilities:
Borrowings of consolidated VIEs	$—	($58)	$1,157	$—	$1,215	n/a	(3)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)	The net investment income attributable to separate account assets accrues directly to the contract owner and are not reported on the Company’s condensed consolidated statements of income.
(3)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities.

Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in non-operating income (expense) on the Company’s condensed consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs are allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

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

Separate Account Assets

For the three and six months ended June 30, 2011 there were $9 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. In addition, for the six months ended June 30, 2011 there were $87 million of debt securities transferred out of Level 3 to Level 2 within separate account assets. The transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

For the six months ended June 30, 2011 there were $38 million of transfers of equity securities held within separate account assets into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

For the six months ended June 30, 2010 there were $61 million of net transfers of equity securities held within separate account assets into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable. For the six months ended June 30, 2010 there were $224 million of net transfers of debt securities held within separate accounts out of Level 3 to Level 2. The transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

Significant Other Settlements

For the three and six months ended June 30, 2011 there were $20 million and $36 million, respectively, of distributions from equity method investees categorized in Level 3 of the fair value hierarchy.

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

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following tables list information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent).

At June 30, 2011

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$4	$—	Daily	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	251	52	n/r	n/r
Other funds of hedge funds	(c)	1	—	Quarterly	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	258	4	Monthly (2%), Quarterly (19%) n/r (79%)	15 – 90 days
Private equity funds	(e)	77	55	n/r	n/r
Real estate funds	(f)	63	28	Quarterly (24%) n/r (76%)	60 days
Deferred compensation plan hedge fund investments	(g)	25	—	Monthly (12%), Quarterly (88%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	28	2	n/r	n/r

Total		$707	$141

n/r – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

At December 31, 2010

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$9	$—	Daily	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	247	62	n/r	n/r
Other funds of hedge funds	(c)	3	—	Quarterly (84%) Annual (16%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	269	9	Monthly (1%), Quarterly (17%) n/r (82%)	15 – 90 days
Private equity funds	(e)	68	57	n/r	n/r
Real estate funds	(f)	44	52	Quarterly (18%) n/r (82%)	60 days
Deferred compensation plan hedge fund investments	(g)	27	—	Monthly (11%), Quarterly (89%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	29	2	n/r	n/r

Total		$696	$182

n/r – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes several consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.
(b)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 8 years at both June 30, 2011 and December 31, 2010. The total remaining unfunded commitments to other third party funds was $52 million and $62 million at June 30, 2011 and December 31, 2010, respectively. The Company was contractually obligated to fund only $37 million and $42 million at June 30, 2011 and December 31, 2010, respectively, to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes several consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the net asset value of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category generally can be redeemed, as long as there are no restrictions in place by the underlying funds.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of approximately 6 years and less than 7 years at June 30, 2011 and December 31, 2010, respectively.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investment in these funds will be liquidated over a weighted-average period of approximately 6 years and 5 years at June 30, 2011 and December 31, 2010, respectively.
(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. The majority of the Company’s investments in these funds is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in this category will be liquidated over a weighted-average period of approximately 7 years at both June 30, 2011 and December 31, 2010.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.
(h)	This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately 4 years and 5 years at June 30, 2011 and December 31, 2010, respectively. Total remaining unfunded commitments to other third party funds is $2 million at both June 30, 2011 and December 31, 2010, which are required to be funded by capital contributions from non-controlling interest holders.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

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

The following table presents the fair value of those assets and liabilities selected for fair value accounting as of June 30, 2011 and December 31, 2010:

(Dollar amounts in millions)	June 30, 2011	December 31, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,208	$1,245
Fair value	$1,187	$1,162
Aggregate unpaid principal balance in excess of fair value	$21	$83
Unpaid principal balance of loans more than 90 days past due	$3	$3
Aggregate fair value of loans more than 90 days past due	$1	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$2	$2
CLO Borrowings:
Aggregate principal amounts outstanding	$1,416	$1,430
Fair value	$1,292	$1,278

At June 30, 2011 the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the three months ended June 30, 2011 and 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in an $18 million gain and a $2 million loss, respectively, which was offset by a $23 million loss and a $16 million loss, respectively, from the change in fair value of the CLO borrowings.

During the six months ended June 30, 2011 and 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $38 million gain and a $65 million gain, respectively, which was offset by a $57 million loss and an $83 million loss, respectively, from the change in fair value of the CLO borrowings. The net loss was recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statement of income.

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

The primary beneficiary (“PB”) of a VIE that is an investment fund that meets the conditions of ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that is expected to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIE. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Effective January 1, 2010, the PB of a CDO/CLO or other entity that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the entity.

VIEs in which BlackRock is the PB

At June 30, 2011 and December 31, 2010, BlackRock was the PB of four VIEs, which included three CLOs in which it did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At June 30, 2011 and December 31, 2010, the following balances related to these four VIEs were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	June 30, 2011	December 31, 2010
Assets of consolidated VIEs:
Cash and cash equivalents	$65	$93
Bank loans	1,187	1,162
Bonds	107	113
Other investments	37	37

Total bank loans, bonds and other investments	1,331	1,312
Liabilities of consolidated VIEs:
Borrowings	(1,292)	(1,278)
Other liabilities	(7)	(7)
Appropriated retained earnings	(51)	(75)
Non-controlling interests of consolidated VIEs	(46)	(45)

Total net interests in consolidated VIEs	$—	$—

For the three months ended June 30, 2011 and 2010, the Company recorded a non-operating loss of $5 million and $29 million, respectively, offset by a $5 million and a $29 million net loss attributable to nonredeemable non-controlling interests, respectively, on the Company’s condensed consolidated statements of income.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Variable Interest Entities (continued)

VIEs in which BlackRock is the PB (continued)

For the six months ended June 30, 2011 and 2010, the Company recorded a non-operating loss of $20 million and $28 million, respectively, offset by a $20 million and a $28 million net loss attributable to nonredeemable non-controlling interests, respectively, on the Company’s condensed consolidated statements of income.

At June 30, 2011 and December 31, 2010 the weighted-average maturity of the bank loans and bonds was approximately 4.2 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

6. Variable Interest Entities (continued)

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE

At June 30, 2011 and December 31, 2010, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, was as follows:

At June 30, 2011

	(Dollar amounts in millions)
	Variable Interests on the Condensed Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$2	($3)	$21
Other sponsored investment funds:
Collective trusts	—	189	—	189
Private equity funds	16	4	(2)	20
Other	3	49	—	52

Total	$21	$244	($5)	$282

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, was as follows:

•

CDOs/CLOs - approximately ($2) billion, comprised of approximately $6 billion of assets at fair value and $8 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

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

At June 30, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

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

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, was as follows:

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

7. Derivatives and Hedging

The Company entered into a designated cash flow hedge in May 2011 consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on the 2013 Floating Rate Notes. Interest on this swap is at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. See Note 10, Borrowings, for more information. The fair value of the interest rate swap as of June 30, 2011 was not material to the Company’s condensed consolidated financial statements.

The Company maintains a program to enter into a series of total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At June 30, 2011, the Company had seven outstanding total return swaps with two counterparties with an aggregate notional value of approximately $33 million. The fair value of the outstanding total return swaps as of June 30, 2011 and December 31, 2010 was not material to the Company’s condensed consolidated financial statements. At December 31, 2010, the Company had six outstanding total return swaps with two counterparties with an aggregate notional value of approximately $25 million.

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction (“Pillars”). The Company has entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under ASC 810-10, Consolidation, and has concluded the Company is not Pillars’ PB. Pursuant to ASC 815-10, Derivatives and Hedging, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement.

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

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7. Derivatives and Hedging (continued)

The following tables present the fair value at June 30, 2011 and December 31, 2010 of derivative instruments not designated as hedging instruments:

June 30, 2011

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swap (Pillars)	Other assets	$—	Other liabilities	$3
Separate account derivatives	Separate account assets	1,737	Separate account liabilities	1,737

Total		$1,737		$1,740

December 31, 2010

	Assets		Liabilities
(Dollar amounts in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Credit default swap (Pillars)	Other assets	$—	Other liabilities	$3
Separate account derivatives	Separate account assets	1,599	Separate account liabilities	1,599

Total		$1,599		$1,602

The following table presents gains (losses) recognized in income on derivative instruments for the three and six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,
(Dollar amounts in millions)	Income Statement Location	2011	2010
Foreign currency exchange contracts	General and administration expenses	$—	$4
Total return swaps	Non-operating income (expense)	(1)	3
Credit default swap (Pillars)	Non-operating income (expense)	—	—

Total		($1)	$7

		Six Months Ended June 30,
(Dollar amounts in millions)	Income Statement Location	2011	2010
Foreign currency exchange contracts	General and administration expenses	$—	$1
Total return swaps	Non-operating income (expense)	(2)	2
Credit default swap (Pillars)	Non-operating income (expense)	—	—

Total		($2)	$3

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Goodwill

Goodwill at June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

(Dollar amounts in millions)
December 31, 2010	$12,805
Excess tax basis amortization and other	(3)

June 30, 2011	$12,802

At June 30, 2011, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $340 million. Goodwill related to the acquisition of the fund of funds business of Quellos Group, LLC (“Quellos Transaction”) will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2010	$16,597	$915	$17,512
Amortization expense	—	(78)	(78)

June 30, 2011	$16,597	$837	$17,434

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Borrowings

Short-Term Borrowings

2011 Revolving Credit Facility

In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”), which replaced the 2007 facility, which was terminated in March 2011. The 2011 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2011 credit facility to an aggregate principal amount not to exceed $4.5 billion. Interest on borrowings outstanding will accrue at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2011 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at June 30, 2011.

The 2011 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2011, the Company had $100 million outstanding under this facility with an interest rate of 1.19% and a maturity during July 2011. During July 2011, the Company rolled over the $100 million in borrowings at an interest rate of 1.19% and a maturity during August 2011.

Barclays has a $255 million participation under the 2011 credit facility.

Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used for the financing of a portion of the Barclays Global Investors (“BGI”) acquisition from Barclays (the “BGI Transaction”). The proceeds of the commercial paper issuances during 2011 were used to fund a portion of the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program from $3 billion to $3.5 billion. The CP Program is currently supported by the 2011 credit facility.

As of June 30, 2011, BlackRock had $500 million of outstanding CP Notes with a weighted-average interest rate of 0.23% and a weighted-average maturity of 24 days. At August 4, 2011, BlackRock had $114 million of outstanding CP Notes with a weighted-average interest rate of 0.25% and a weighted-average maturity of 12 days.

Convertible Debentures

The below table presents the carrying value and fair value of the 2.625% convertible debentures due in 2035:

(Dollar amounts in millions)	June 30, 2011	December 31, 2010
Maturity amount / Carrying value	$—	$67
Fair Value	$—	$128

The effective borrowing rate for nonconvertible debt at the time of issuance was estimated to be 4.3%, which resulted in $18 million of the $250 million initial aggregate principal amount of the convertible debentures issued, or $12 million after tax, being attributable to equity.

On February 15, 2009, the convertible debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity and on February 20, 2010 the convertible debentures became callable by the Company. During the six months ended June 30, 2011 and 2010, holders of $67 million and $172 million, respectively, of debentures converted their holdings into cash and shares.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices included the following:

June 30, 2011

(Dollar amounts in millions)	2.25% Notes due 2012	Floating Rate Notes due 2013	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	4.25% Notes due 2021	Total Long-Term Borrowings
Maturity amount	$500	$750	$1,000	$700	$1,000	$750	$4,700
Unamortized discount	(1)	—	(1)	(4)	(2)	(4)	(12)

Carrying value	$499	$750	$999	$696	$998	$746	$4,688

Fair value	$510	$750	$1,056	$819	$1,062	$743	$4,940

December 31, 2010

(Dollar amounts in millions)	2.25% Notes due 2012	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	Total Long-Term Borrowings
Maturity amount	$500	$1,000	$700	$1,000	$3,200
Unamortized discount	(1)	(1)	(4)	(2)	(8)

Carrying value	$499	$999	$696	$998	$3,192

Fair value	$511	$1,040	$789	$1,041	$3,381

2013 and 2021 Notes

In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011 or approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year commencing August 24, 2011 at three-month USD LIBOR plus 0.30%. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity. The 2021 Notes were issued at a discount of $4 million that is being amortized over the term of the notes. The Company incurred approximately $5 million of debt issuance costs for the $1.5 billion note issuances, which are being amortized over the respective terms of the notes.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of the obligation at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. The interest rate swap effectively converts the 2013 Floating Rate Notes to a fixed rate obligation.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11. Commitments and Contingencies

Investment Commitments

At June 30, 2011, the Company had $136 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s earnings, financial position, or cash flows, although, at the present time, management is not in a position to determine whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations in any future reporting period.

Indemnifications

In the ordinary course of business, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

Under the transaction agreement relating to the acquisition of Merrill Lynch Investment Managers (“MLIM”), the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from various items including certain specified tax covenants.

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

Management believes that the likelihood of any liability arising under the indemnification provisions for the MLIM transaction or the BGI Transaction is remote. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock. Consequently, no liability has been recorded on the condensed consolidated statements of financial condition.

Other Contingent Payments

The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and Citibank. See Note 7, Derivatives and Hedging, for further discussion of this transaction and the related commitment.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$88	$96	$208	$186
Long-term incentive plans funded by PNC	14	14	28	29
Stock options	3	3	6	6

Total stock-based compensation	$105	$113	$242	$221

RSUs and Restricted Stock

RSU and restricted stock (collectively “RSUs”) outstanding at June 30, 2011 and changes during the six months ended June 30, 2011 is summarized below:

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2010	6,742,469	$187.24
Granted	2,291,357	$200.35
Converted	(1,307,689)	$165.46
Forfeited	(160,789)	$203.45

June 30, 2011(1)	7,565,348	$188.19

(1)	At June 30, 2011, 40,221 RSUs have vested but have not been converted.

In January 2011, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	1,594,259 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant, and

•	609,733 RSUs to employees that cliff vest 100% on January 31, 2014.

The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

As of June 30, 2011, there was $649 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

12. Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC

Under a share surrender agreement, PNC committed to provide up to four million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

During 2007 through 2010 approximately 1.1 million shares have been surrendered. In addition, approximately 1.6 million shares have been granted of which 1.2 million shares will vest and be funded by PNC on September 29, 2011. Subsequent to September 29, 2011, the remaining shares committed by PNC, of approximately 1.3 million, will be available to fund future long-term incentive awards.

Stock Options

Options outstanding at June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2010	2,344,734	$105.60
Exercised	(125,195)	$104.05
Forfeited	(2,253)	$167.76

June 30, 2011	2,217,286	$105.62

The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 was $12 million.

As of June 30, 2011, the Company had $3 million in unrecognized stock-based compensation expense related to unvested stock options. The unrecognized compensation cost is expected to be recognized over the remaining period of three months.

13. Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalents in those subsidiaries or jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers.

Capital Requirements as of June 30, 2011

At June 30, 2011, the Company was required to maintain approximately $1,142 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and is subject to various regulatory capital requirements administered by the Federal banking agencies), entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers. At June 30, 2011, the Company was in compliance with all applicable regulatory net capital requirements.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

14. Capital Stock

Non-voting Participating Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2011	December 31, 2010
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued	41,188,925	57,108,553
Shares outstanding	41,188,925	57,108,553
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued	2,866,439	2,866,439
Shares outstanding	2,866,439	2,866,439
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—

Stock Repurchase Agreement

On June 1, 2011, BlackRock completed its repurchase of Bank of America’s remaining ownership interest of 13,562,878 Series B Convertible Preferred Shares for $2.545 billion, or $187.65 per share.

Barclays Capital Exchange

In May 2011, Barclays exchanged 2,356,750 shares of Series B Convertible Preferred Shares for common shares.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock	$619	$619	$432	$432
Less:
Dividends distributed to common shares	245	245	195	195
Dividends distributed to participating RSUs	3	3	3	3

Undistributed net income attributable to BlackRock	371	371	234	234
Percentage of undistributed net income allocated to common shares(a)	98.8%	98.8%	98.6%	98.6%

Undistributed net income allocated to common shares	367	367	231	231
Plus:
Common share dividends	245	245	195	195

Net income attributable to common shares	$612	$612	$426	$426

Weighted-average shares outstanding	187,870,001	187,870,001	190,975,161	190,975,161
Dilutive effect of:
Non-participating RSUs		1,814,740		752,077
Stock options		767,836		679,334
Convertible debt		127,386		162,967

Total diluted weighted-average shares outstanding		190,579,963		192,569,539

Earnings per share attributable to BlackRock, common stockholders	$3.26	$3.21	$2.23	$2.21

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months ended June 30, 2011 and 2010, average outstanding participating securities were 2.2 million and 2.7 million, respectively.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

15. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock	$1,187	$1,187	$855	$855
Less:
Dividends distributed to common shares	514	514	388	388
Dividends distributed to participating RSUs	6	6	6	6

Undistributed net income attributable to BlackRock	667	667	461	461
Percentage of undistributed net income allocated to common shares(a)	98.8%	98.8%	98.5%	98.5%

Undistributed net income allocated to common shares	659	659	454	454
Plus:
Common share dividends	514	514	388	388

Net income attributable to common shares	$1,173	$1,173	$842	$842

Weighted-average shares outstanding	189,822,833	189,822,833	190,329,206	190,329,206
Dilutive effect of:
Non-participating RSUs		1,653,881		812,144
Stock options		783,159		804,785
Convertible debt		169,494		267,458

Total diluted weighted-average shares outstanding		192,429,367		192,213,593

Earnings per share attributable to BlackRock, common stockholders	$6.18	$6.10	$4.43	$4.38

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the six months ended June 30, 2011 and 2010, average outstanding participating securities were 2.3 million and 2.9 million, respectively.

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

Due to the similarities in terms between BlackRock non-voting participating preferred stock and the Company’s common stock, the Company considers participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding non-voting participating preferred stock and dividends paid for these series in the calculation of average basic and diluted shares outstanding for the three and six months ended June 30, 2011 and 2010.

There were no anti-dilutive securities for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, 1,464,844 and 1,050,616 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect.

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

16. Income Taxes

In April 2011, New Jersey enacted legislation that changed the calculation of taxes in the state, with the change to be phased in over three years starting in 2012. The legislation resulted in a $52 million revaluation of certain deferred income tax assets and liabilities, which resulted in a non-cash income tax benefit in second quarter 2011.

17. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory, distribution fees and other revenue for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Equity	$1,211	$999	$2,326	$1,954
Fixed income	414	365	808	728
Multi-asset class	223	177	444	344
Alternatives	206	175	427	361
Cash management	96	126	212	258

Total investment advisory, administration fees, securities lending revenue and performance fees	2,150	1,842	4,217	3,645
BlackRock Solutions and advisory	116	114	244	227
Distribution fees	27	32	55	60
Other revenue	54	44	113	95

Total revenue	$2,347	$2,032	$4,629	$4,027

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

17. Segment Information (continued)

The following table illustrates the Company’s total revenue for the three and six months ended June 30, 2011 and 2010, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended June 30,
Revenue	2011	% of total	2010	% of total
Americas	$1,567	67%	$1,389	68%
Europe	654	28%	522	26%
Asia-Pacific	126	5%	121	6%

Total revenue	$2,347	100%	$2,032	100%

(Dollar amounts in millions)	Six Months Ended June 30,
Revenue	2011	% of total	2010	% of total
Americas	$3,121	67%	$2,753	68%
Europe	1,244	27%	1,033	26%
Asia-Pacific	264	6%	241	6%

Total revenue	$4,629	100%	$4,027	100%

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment, at June 30, 2011 and December 31, 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	June 30, 2011		December 31, 2010
Americas	$13,143	98%	$13,092	99%
Europe	105	1%	42	—%
Asia-Pacific	75	1%	99	1%

Total long-lived assets	$13,323	100%	$13,233	100%

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom and Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

18. Subsequent Events

Tax Legislation in the United Kingdom

In July 2011, the United Kingdom enacted legislation reducing corporate income taxes. The legislation will result in a revaluation of certain deferred tax assets and liabilities which will result in a non-cash income tax benefit in third quarter 2011. At this time, the Company is still evaluating the impact to the condensed consolidated financial statements.

Additional Subsequent Event Review

In addition to the subsequent events included in the notes to the condensed consolidated financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or disclosures.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property and information security protection; (10) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC (“Barclays”) or The PNC Financial Services Group, Inc. (“PNC”); (11) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in the carrying value of BlackRock’s economic investments; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) the impact of BlackRock electing to provide support to its products from time to time; (17) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions; and (18) the ability of BlackRock to complete the integration of the operations of Barclays Global Investors (“BGI”).

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of June 30, 2011, the Company managed $3.659 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of passively and actively managed products including equities, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded funds, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On June 1, 2011 BlackRock completed its repurchase of Bank of America Corporation’s (“Bank of America”) remaining ownership interest of 13,562,878 Series B Convertible Preferred Shares for $2.545 billion, or $187.65 per share.

On June 30, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
PNC	24.6%	21.7%
Barclays	2.2%	19.7%
Other	73.2%	58.6%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following table summarizes BlackRock’s operating performance for each of the three months ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and 2010.

	Three Months Ended		Variance vs. Three Months Ended
	June 30,		June 30, 2010
	2011	2010	Amount	% Change
GAAP basis:
Total revenue	$2,347	$2,032	$315	16%
Total expenses	$1,481	$1,335	$146	11%
Operating income	$866	$697	$169	24%
Operating margin	36.9%	34.3%	2.6%	8%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($27)	($32)	$5	16%
Net income attributable to BlackRock, Inc.	$619	$432	$187	43%
Diluted earnings per common share (e)	$3.21	$2.21	$1.00	45%
Effective tax rate	26.2%	35.0%	(8.8%)	(25%)

As adjusted:
Operating income(a)	$883	$741	$142	19%
Operating margin(a)	39.7%	38.8%	0.9%	2%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	($27)	($28)	$1	4%
Net income attributable to BlackRock, Inc.(c) (d)	$578	$463	$115	25%
Diluted earnings per common share(c) (d) (e)	$3.00	$2.37	$0.63	27%
Effective tax rate(d)	32.4%	35.0%	(2.6%)	(7%)

Other:
Assets under management (end of period)	$3,659,148	$3,150,585	$508,563	16%
Diluted weighted-average common shares outstanding(e)	190,579,963	192,569,539	(1,989,576)	(1%)
Shares outstanding (end of period)	179,086,190	191,012,855	(11,926,665)	(6%)
Book value per share*	$136.10	$130.17	$5.93	5%
Cash dividends declared and paid per share	$1.375	$1.00	$0.375	37.5%

* -	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

	Six Months Ended		Variance vs. Six Months Ended
	June 30,		June 30, 2010
	2011	2010	Amount	% Change
GAAP basis:
Total revenue	$4,629	$4,027	$602	15%
Total expenses	$2,965	$2,676	$289	11%
Operating income	$1,664	$1,351	$313	23%
Operating margin	35.9%	33.5%	2.4%	7%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($8)	($35)	$27	77%
Net income attributable to BlackRock, Inc.	$1,187	$855	$332	39%
Diluted earnings per common share(e)	$6.10	$4.38	$1.72	39%
Effective tax rate	28.3%	35.0%	(6.7%)	(19%)

As adjusted:
Operating income(a)	$1,702	$1,468	$234	16%
Operating margin(a)	39.4%	38.9%	0.5%	1%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	($13)	($34)	$21	62%
Net income attributable to BlackRock, Inc.(c) (d)	$1,160	$932	$228	24%
Diluted earnings per common share(c) (d) (e)	$5.96	$4.78	$1.18	25%
Effective tax rate(d)	31.3%	35.0%	(3.7%)	(11%)

Other:
Assets under management (end of period)	$3,659,148	$3,150,585	$508,563	16%
Diluted weighted-average common shares outstanding(e)	192,429,367	192,213,593	215,774	—%
Shares outstanding (end of period)	179,086,190	191,012,855	(11,926,665)	(6%)
Book value per share*	$136.10	$130.17	$5.93	5%
Cash dividends declared and paid per share	$2.75	$2.00	$0.75	37.5%

* -	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding.

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

Computations for all periods are derived from the Company’s condensed consolidated statements of income as follows:

(a) Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems non-recurring, or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Operating income used for operating margin measurement equals operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Operating margin, as adjusted, equals operating income used for operating margin measurement, divided by revenue used for operating margin measurement, as indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Operating income, GAAP basis	$866	$697	$1,664	$1,351
Non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	4	—	22
General and administration	—	28	—	62

Total BGI integration costs	—	32	—	84
PNC LTIP funding obligation	14	14	28	29
Merrill Lynch compensation contribution	3	2	5	5
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	(4)	5	(1)

Operating income, as adjusted	883	741	1,702	1,468
Closed-end fund launch costs	—	—	19	—
Closed-end fund launch commissions	—	—	2	—

Operating income used for operating margin measurement	$883	$741	$1,723	$1,468

Revenue, GAAP basis	$2,347	$2,032	$4,629	$4,027
Non-GAAP adjustments:
Distribution and servicing costs	(100)	(97)	(209)	(197)
Amortization of deferred sales commissions	(21)	(27)	(43)	(53)

Revenue used for operating margin measurement	$2,226	$1,908	$4,377	$3,777

Operating margin, GAAP basis	36.9%	34.3%	35.9%	33.5%

Operating margin, as adjusted	39.7%	38.8%	39.4%	38.9%

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors.

Operating income, as adjusted:

BGI integration costs recorded in 2010, which are not expected to recur, consist principally of compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI acquisition from Barclays (the “BGI Transaction”). The expenses associated with BGI integration costs have been excluded from operating income, as adjusted, to help enhance the comparability of this information with the current reporting periods. As such, management believes that operating margins exclusive of these costs are useful measures in evaluating BlackRock’s operating performance for the respective periods.

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

Operating margin, as adjusted:

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Management believes the exclusion of such costs and commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods.

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as integration costs, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency, and as a benchmark to compare its performance to other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes the exclusion of such costs is useful because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, offset distribution fee revenue earned by the Company. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

Overview (continued)

Financial Highlights

(continued)

(b) Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to NCI, GAAP basis, adjusted for compensation expense associated with (appreciation) depreciation on investments related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Non-operating income (expense), GAAP basis	($24)	($75)	($9)	($73)
Less: Net income (loss) attributable to NCI	3	(43)	(1)	(38)

Non-operating income (expense)(1)	(27)	(32)	(8)	(35)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	4	(5)	1

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	($27)	($28)	($13)	($34)

(1)	Net of net income (loss) attributable to non-controlling interests.

Management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of this information to reporting periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, offsets the gain (loss) on the investments set aside for these plans, management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

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

	Three Months Ended		Six Months Ended
(Dollar amounts in millions, except per share data)	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to BlackRock, Inc., GAAP basis	$619	$432	$1,187	$855
Non-GAAP adjustments, net of tax: (d)
BGI integration costs	—	21	—	55
PNC LTIP funding obligation	10	9	19	19
Merrill Lynch compensation contribution	1	1	3	3
Income tax law changes	(52)	—	(49)	—

Net income attributable to BlackRock, Inc., as adjusted	$578	$463	$1,160	$932

Allocation of net income attributable to BlackRock, Inc., as adjusted:
Common shares(e)	$571	$456	$1,146	$918
Participating restricted stock units	7	7	14	14

Net income attributable to BlackRock, Inc., as adjusted	$578	$463	$1,160	$932

Diluted weighted-average common shares outstanding (e)	190,579,963	192,569,539	192,429,367	192,213,593

Diluted earnings per common share, GAAP basis (e)	$3.21	$2.21	$6.10	$4.38

Diluted earnings per common share, as adjusted (e)	$3.00	$2.37	$5.96	$4.78

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

During the six months ended June 30, 2011, certain state income tax laws changed due to enacted legislation, which resulted in the re-measurement of certain net deferred income tax liabilities, primarily related to acquired intangible assets. The resulting increase or decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these enacted tax legislation changes will not have a cash flow impact and to ensure comparability of this information to reporting periods.

Overview (continued)

Financial Highlights

(continued)

(d) For the quarters ended June 30, 2011 and June 30, 2010, non-GAAP adjustments were tax effected at 32.4% and 35.0%, respectively, which reflects a blended rate applicable to the adjustments. For the six months ended June 30, 2011 and 2010, non-GAAP adjustments were tax effected at 32.7% and 35.0%, respectively. See Management’s Discussion and Analysis – Income Taxes for further information.

(e) Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units (“RSUs”) are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share (“ASC 260-10”). For the quarters ended June 30, 2011 and June 30, 2010 average outstanding participating securities were 2.2 million and 2.7 million, respectively.

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

In the United States, the primary retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded funds for institutional, retail and high net worth investors. There are 482 iShares globally across equities, fixed income and commodities, which trade like common stocks on 20 exchanges worldwide. iShares assets under management (“AUM”) totaled $631.9 billion at June 30, 2011. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, percentages of committed capital during investment periods of certain alternative products, and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts, purchases and redemptions of investment fund shares and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

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

Overview (continued)

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

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $10 trillion of positions are processed on the Company’s Aladdin® operating platform, which serves as the investment / risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM and (iii) performance fees if contractual thresholds are met.

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

•

Distribution and servicing costs include payments made to Merrill Lynch-affiliated entities under a global distribution agreement, to PNC and Barclays, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

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

•

General and administration expenses includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses, including foreign currency remeasurement costs.

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

Assets Under Management

by Asset Class

				Variance vs.
(Dollar amounts in millions)	June 30, 2011	March 31, 2011	June 30, 2010(1)	March 31, 2011	June 30, 2010
Equity:
Active	$333,237	$343,389	$290,848	(3%)	15%
Institutional index	939,079	945,226	746,254	(1%)	26%
iShares / Exchange-traded products	476,604	474,966	345,710	—%	38%
Fixed income:
Active	612,553	595,314	591,830	3%	4%
Institutional index	438,424	436,084	370,159	1%	18%
iShares / Exchange-traded products	134,695	126,791	118,497	6%	14%
Multi-asset class	231,256	207,982	148,160	11%	56%
Alternatives	113,262	115,253	101,536	(2%)	12%

Long-term	3,279,110	3,245,005	2,712,994	1%	21%
Cash management	247,219	256,694	279,227	(4%)	(11%)

Sub-total	3,526,329	3,501,699	2,992,221	1%	18%
Advisory(2)	132,819	146,746	158,364	(9%)	(16%)

Total	$3,659,148	$3,648,445	$3,150,585	—%	16%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended June 30, 2011.

(Dollar amounts in millions)	March 31,	Net subscriptions	BGI merger- related	Market appreciation	Foreign	June 30,
	2011	(redemptions)(1)	outflows(2)	(depreciation)	exchange(3)	2011
Equity:
Active	$343,389	($8,856)	$—	($2,733)	$1,437	$333,237
Institutional index	945,226	1,406	(9,900)	(1,213)	3,560	939,079
iShares/Exchange-traded products	474,966	6,521	—	(5,917)	1,034	476,604
Fixed income:
Active	595,314	4,184	—	11,413	1,642	612,553
Institutional index	436,084	(10,474)	—	8,964	3,850	438,424
iShares/Exchange-traded products	126,791	6,288	—	1,119	497	134,695
Multi-asset class	207,982	20,678	—	1,419	1,177	231,256
Alternatives	115,253	(1,340)	—	(1,094)	443	113,262

Long-term	3,245,005	18,407	(9,900)	11,958	13,640	3,279,110
Cash management	256,694	(9,921)	—	74	372	247,219

Sub-total	3,501,699	8,486	(9,900)	12,032	14,012	3,526,329
Advisory(4)	146,746	(14,100)	—	33	140	132,819

Total	$3,648,445	($5,614)	($9,900)	$12,065	$14,152	$3,659,148

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amount includes outflows due to manager concentration considerations.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $11 billion to $3.659 trillion at June 30, 2011 from $3.648 trillion at March 31, 2011. The increase in AUM was attributable to $18 billion of net subscriptions in long-term products, $12 billion in net market appreciation and $14 billion due to foreign exchange movements, partially offset by $14 billion of net client distributions in advisory assignments, $10 billion of net outflows in cash management products and $9.9 billion related to the final BGI merger-related outflow.

Net market appreciation of $12 billion included net appreciation of $21 billion in U.S. and local currency fixed income products, partially offset by net depreciation of $10 billion in equity products resulting from the decline in international equity markets.

The $14 billion increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the Japanese yen and the euro.

Total Net Subscriptions (Redemptions). Combined net redemptions of $15.5 billion, including the final BGI merger-related outflow of $9.9 billion, in the three months ended June 30, 2011, included net redemptions of $32.2 billion from institutional clients which were partially offset by subscriptions of $11.6 billion from iShares clients and $5.1 billion from retail and high net worth clients.

Assets Under Management (continued)

Long-term Net Subscriptions (Redemptions) excluding merger-related outflows. Net subscriptions in long-term mandates of $18 billion resulted from net subscriptions of: (a) $21 billion in multi-asset class products, reflecting strong demand for fiduciary management services and global asset allocation products, (b) $13 billion in equity and fixed income iShares, concentrated in regional/country strategy for equity iShares and sector-specific and targeted duration strategies for fixed income iShares, (c) $5 billion in combined flows from institutional index equity and active fixed income products, partially offset by net redemptions of: (a) $11 billion in institutional index fixed income products, (b) $9 billion in active equity, primarily related to scientific active equity and (c) $1 billion in alternatives more than explained by net outflows in commodity iShares.

Cash Management Net Redemptions. Cash management net outflows of $10 billion were substantially all from institutional clients concentrated in prime products, partially offset by net inflows in government and offshore strategies. The net withdrawals largely reflected U.S. institutional reaction to the continued low interest rate environment.

Advisory Net Redemptions. Advisory AUM outflows of $14 billion were driven by disbursements from planned portfolio liquidations.

The following table presents the component changes in BlackRock’s AUM for the six months ended June 30, 2011.

	December 31,	Net subscriptions	BGI merger- related	Market appreciation	Foreign	June 30,
(Dollar amounts in millions)	2010	(redemptions)(1)	outflows(2)	(depreciation)	exchange(3)	2011
Equity:
Active	$334,532	($6,626)	($6,943)	$8,320	$3,954	$333,237
Institutional index	911,775	2,469	(20,630)	37,115	8,350	939,079
iShares/Exchange-traded products	448,160	13,719	—	10,970	3,755	476,604
Fixed income:
Active	592,303	1,508	(413)	14,792	4,363	612,553
Institutional index	425,930	(1,613)	(113)	6,406	7,814	438,424
iShares/Exchange-traded products	123,091	8,627	—	1,114	1,863	134,695
Multi-asset class	185,587	35,617	—	6,373	3,679	231,256
Alternatives	109,738	(562)	(152)	3,494	744	113,262

Long-term	3,131,116	53,139	(28,251)	88,584	34,522	3,279,110
Cash management	279,175	(34,362)	—	396	2,010	247,219

Sub-total	3,410,291	18,777	(28,251)	88,980	36,532	3,526,329
Advisory(4)	150,677	(18,608)	—	(51)	801	132,819

Total	$3,560,968	$169	($28,251)	$88,929	$37,333	$3,659,148

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include outflows due to manager concentration considerations. Amounts prior to second quarter 2011 also include outflows from scientific active equity performance.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

AUM increased approximately $98 billion, or 3%, to $3.659 trillion at June 30, 2011, from $3.561 trillion at December 31, 2010. The increase in AUM primarily was attributable to $89 billion in market appreciation, $53 billion of net subscriptions in long-term products excluding merger-related outflows, and a $37 billion increase due to foreign exchange movements, partially offset by $28 billion of total BGI merger-related outflows, $34 billion of cash management net outflows and $19 billion of advisory distributions and outflows.

Net market appreciation of $89 billion included $57 billion in equity products due to an increase in global equity markets, $22 billion in fixed income products, $6 billion in multi-asset class products and $4 billion in alternative products.

The $37 billion increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the euro and pound sterling.

Net Subscriptions (Redemptions). Combined net redemptions of $28 billion, including BGI merger-related outflows of $28 billion, for the six months ended June 30, 2011 included net redemptions of $66 billion from institutional clients, partially offset by net subscriptions of $22 billion from iShares clients and $16 billion from retail and high net worth clients.

Long-term Net Subscriptions (Redemptions) excluding merger-related outflows. Net subscriptions in long-term mandates of $53 billion were the result of net subscriptions of: (a) $35 billion in multi-asset class products, reflecting strong demand for fiduciary management services, asset allocation products and target-date funds (including LifePath portfolios), (b) $14 billion in equity iShares across all strategies, concentrated in U.S. equity and regional/country strategies, (c) $9 billion in fixed income iShares, which were across all strategies, concentrated in U.S. sector-specific and U.S. target duration products and (d) $4 billion in institutional index equity and active fixed income products, partially offset by net redemptions of (a) $7 billion across various active equity strategies, (b) $2 billion in institutional index fixed income products and (c) $0.6 billion in alternatives including outflows of $2 billion in currency products, $0.4 billion in commodity iShares, partially offset by $1.6 billion of net inflows in various hedge funds.

Cash Management Net Redemptions. Cash management net outflows of $34 billion were substantially all from institutional clients across all strategies.

Advisory Net Redemptions. Advisory AUM outflows of $19 billion were driven by disbursements from planned portfolio liquidations.

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the twelve months ended June 30, 2011.

(Dollar amounts in millions)	June 30, 2010 (1)	Net subscriptions (redemptions)(2)	BGI merger- related outflows(3)	Acquisition/ reclassifications(4)	Market appreciation (depreciation)	Foreign exchange(5)	June 30, 2011
Equity:
Active	$290,848	($6,965)	($30,074)	($3,920)	$71,373	$11,975	$333,237
Institutional index	746,254	26,834	(56,810)	(528)	195,601	27,728	939,079
iShares/Exchange-traded products	345,710	34,952	—	—	88,152	7,790	476,604
Fixed income:
Active	591,830	(6,307)	(3,852)	(3,923)	22,374	12,431	612,553
Institutional index	370,159	30,627	(9,666)	7,375	12,141	27,788	438,424
iShares/Exchange-traded products	118,497	11,463	—	—	654	4,081	134,695
Multi-asset class	148,160	46,966	—	3,550	24,335	8,245	231,256
Alternatives	101,536	(3,590)	(444)	—	12,843	2,917	113,262

Long-term	2,712,994	133,980	(100,846)	2,554	427,473	102,955	3,279,110
Cash management	279,227	(31,767)	(566)	(4,852)	361	4,816	247,219

Sub-total	2,992,221	102,213	(101,412)	(2,298)	427,834	107,771	3,526,329
Advisory(6)	158,364	(28,118)	(10)	—	(190)	2,773	132,819

Total	$3,150,585	$74,095	($101,422)	($2,298)	$427,644	$110,544	$3,659,148

(1)	Data reflects the reclassification of prior period AUM to the current period presentation.
(2)	Amounts include distributions representing return of capital and return on investment to investors.
(3)	Amounts include outflows due to manager concentration considerations. Amounts prior to second quarter 2011 also include outflows from scientific active equity performance.
(4)	Amounts include acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $509 billion, or 16%, to $3.659 trillion at June 30, 2011 from $3.151 trillion at June 30, 2010. The increase in AUM primarily was attributable to $428 billion in market appreciation, $134 billion of net subscriptions in long-term products excluding merger-related outflows, and a $111 billion increase due to foreign exchange movements, partially offset by $101 billion of total BGI merger-related outflows, $32 billion of cash management net outflows and $28 billion of advisory distributions and outflows.

Net market appreciation of $428 billion included $355 billion in equity products due to an increase in global equity markets, $35 billion in fixed income products, $24 billion in multi-asset class products, primarily global asset allocation and target date funds, and $13 billion in alternative products, primarily precious metal commodities and hedge funds.

The $111 billion increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the euro, pound sterling, Japanese yen and Canadian dollar.

Net Subscriptions (Redemptions). Combined net redemptions of $27 billion, including BGI merger-related outflows of $101 billion, for the twelve months ended June 30, 2011 included net redemptions of $90 billion from institutional clients, partially offset by net subscriptions of $48 billion from iShares clients and $15 billion from retail and high net worth clients.

Assets Under Management (continued)

Long-term Net Subscriptions(Redemptions) excluding merger-related outflows. Net subscriptions in long-term mandates of $134 billion resulted from net subscriptions of: (a) $47 billion in multi-asset class products, reflecting strong demand for fiduciary management services, asset allocation products and target-date funds (including LifePath portfolios), (b) $35 billion in equity iShares, which were primarily related to regional/country, U.S. equity and sector strategies, (c) $31 billion in institutional index fixed income products related to local currency, U.S. core and targeted duration strategies, (d) $27 billion in equity institutional index products in global strategies and (e) $11 billion in fixed income iShares, primarily related to local currency and U.S. sector-specific products, partially offset by net redemptions of (a) $7 billion across various active equity strategies, (b) $6 billion across various active U.S. fixed income strategies and (c) $4 billion in alternatives primarily related to real estate and currency products partially offset by $2.4 billion of net inflows from commodity iShares.

Cash Management Net Redemptions. Cash management net outflows of $32 billion included $18 billion and $13 billion from institutional and retail/high net worth clients, respectively, across multiple strategies, partially offset by inflows in certain international cash strategies.

Advisory Net Redemptions. Advisory AUM outflows of $28 billion were driven by disbursements from planned portfolio liquidations.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010

Operating Income and Operating Margin Overview

GAAP

	Three Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$2,347	$2,032	$315	16%
Expenses	1,481	1,335	146	11%

Operating income	$866	$697	$169	24%

Operating margin	36.9%	34.3%	2.6%	8%

Operating income. Operating income totaled $866 million for the three months ended June 30, 2011, an increase of $169 million compared with operating income for the three months ended June 30, 2010. Operating income for the three months ended June 30, 2010 included $32 million of BGI integration costs as compared with no BGI integration costs for the three months ended June 30, 2011. The integration expenses are not part of BlackRock’s on-going business and were principally comprised of compensation expense, legal fees, occupancy costs, marketing and promotional and consulting expenses.

The increase in operating income for the three months ended June 30, 2011 was attributable to the $315 million increase in revenue primarily related to an increase in base fees associated with the growth in long-term AUM, which included market appreciation and net new business. These increases were partially offset by a $146 million net increase in operating expenses related to business growth, including an increase in the number of employees, higher marketing and promotional costs, and AUM growth, including direct fund expenses.

Operating margin. The Company’s operating margin was 36.9% for the three months ended June 30, 2011, compared with 34.3% for the three months ended June 30, 2010.

The increase in operating margin for three months ended June 30, 2011 included the positive effects of the $315 million growth in total revenue correlated to: (i) the $566 billion growth in long-term AUM subsequent to June 30, 2010 driven by market appreciation and net new business; (ii) a $32 million decrease in BGI integration costs; (iii) a decrease in occupancy costs related to lease impairments as a result of vacating certain locations in the three months ended June 30, 2010 and (iv) lower foreign currency remeasurement costs, which more than offset decreases to operating margin related to: (i) a $115 million increase in employee compensation and benefits, driven by a $53 million increase in base salaries resulting from higher headcount and base salary levels and a $47 million increase in incentive compensation, as well as (ii) other increased costs, including marketing and promotional costs, intended to grow the business.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010

(continued)

Operating Income and Operating Margin Overview (continued)

As Adjusted

	Three Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$2,347	$2,032	$315	16%
Expenses	1,464	1,291	173	13%

Operating income(1)	$883	$741	$142	19%

Operating margin(1)	39.7%	38.8%	0.9%	2%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income, as adjusted. Operating income totaled $883 million for the three months ended June 30, 2011, which was an increase of $142 million compared to $741 million of operating income for the three months ended June 30, 2010.

The increase in operating income for the three months ended June 30, 2011 is attributable to the $315 million increase in revenue, primarily related to an increase in base fees associated with the growth in long-term AUM, which included market appreciation and net new business. These increases were partially offset by a $173 million net increase in operating expenses related to business growth including an increase in the number of employees, higher marketing and promotional costs, and AUM growth, including direct fund expenses.

Operating margin, as adjusted. The Company’s operating margin was 39.7% for the three months ended June 30, 2011, compared with 38.8% for the three months ended June 30, 2010.

The increase in operating margin for three months ended June 30, 2011 included the positive effects of the $315 million growth in total revenue correlated to the $566 billion growth in long-term AUM subsequent to June 30, 2010 driven by market appreciation and net new business, a decrease in occupancy costs related to lease impairments as a result of vacating certain locations in the three months ended June 30, 2010 and lower foreign currency remeasurement costs, which offset decreases to operating margin related to a $114 million increase in employee compensation and benefits, driven by a $53 million increase in base salaries resulting from higher headcount and base salary levels and a $42 million increase in incentive compensation, as well as other increased costs, including marketing and promotional costs, intended to grow the business.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Revenue

	Three Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$536	$460	$76	17%
Institutional index	148	118	30	25%
iShares / Exchange-traded products	500	403	97	24%
Fixed income:
Active	276	257	19	7%
Institutional index	55	37	18	49%
iShares / Exchange-traded products	77	62	15	24%
Multi-asset class	230	175	55	31%
Alternatives	182	154	28	18%

Long-term	2,004	1,666	338	20%
Cash management	96	126	(30)	(24%)

Total	2,100	1,792	308	17%
Investment advisory performance fees:
Equity	27	18	9	50%
Fixed income	6	9	(3)	(33%)
Multi-asset class	(7)	2	(9)	*
Alternatives	24	21	3	14%

Total	50	50	—	—%
BlackRock Solutions and advisory	116	114	2	2%
Distribution fees	27	32	(5)	(16%)
Other revenue	54	44	10	23%

Total revenue	$2,347	$2,032	$315	16%

*	– Not applicable.
(1)	Certain prior period information has been reclassified to conform to current period presentation.

Total revenue for the three months ended June 30, 2011 increased $315 million, or 16%, to $2,347 million, compared with $2,032 million for the three months ended June 30, 2010. The $315 million increase was primarily the result of a $308 million increase in total investment advisory, administration fees and securities lending revenue due to growth in AUM and a $10 million increase in other revenue due to growth in transition management service fees.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010

(continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenues increased $308 million to $2,100 million for the three months ended June 30, 2011, from $1,792 million for the three months ended June 30, 2010 primarily related to growth in long-term AUM due to market appreciation and net new business, partially offset by a decline in fees from cash management products due to lower average AUM and higher yield-support waivers. Securities lending fees were $134 million for the three months ended June 30, 2011 compared to $108 million for the three months ended June 30, 2010 reflecting an increase in average balances of securities on loan and higher rates.

The $308 million net increase in investment advisory, administration fees and securities lending revenues consisted of $97 million in equity iShares, $76 million in active equity products, $55 million in multi-asset class products, $30 million in institutional index equity products, $28 million in alternatives investment products including commodity iShares, $19 million in active fixed income products, $18 million in institutional index fixed income products, and $15 million in fixed income iShares, partially offset by a $30 million decrease in cash management products, due to lower average AUM and higher yield-support waivers.

The below table lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees		Mix of Average AUM by
	Three Months Ended		Asset Class(2)
	June 30,		June 30,
	2011	2010(1)	2011	2010(1)
Equity:
Active	25%	26%	9%	10%
Institutional index	7%	7%	25%	25%
iShares / Exchange-traded products	23%	22%	13%	11%
Fixed income:
Active	13%	14%	17%	18%
Institutional index	3%	2%	12%	11%
iShares / Exchange-traded products	4%	3%	4%	3%
Multi-asset class	11%	10%	6%	5%
Alternatives	9%	9%	3%	3%

Long-term	95%	93%	89%	86%
Cash management	5%	7%	7%	9%

Sub-total	100%	100%	96%	95%

Advisory			4%	5%

Total			100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a two point average of quarter-end spot AUM.

The total average AUM mix as of June 30, 2011 of institutional index equity and fixed income was 37%; however, base fees earned on these assets represented only 10% of total base fees.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Revenue (continued)

Performance Fees

	Three Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Equity	$27	$18	$9	50%
Fixed income	6	9	(3)	(33%)
Multi-asset class	(7)	2	(9)	*
Alternatives	24	21	3	14%

Total	$50	$50	$—	—%

*	– Not applicable.

Investment advisory performance fees of $50 million in three months ended June 30, 2011 were flat compared to the three months ended June 30, 2010.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue for the three months ended June 30, 2011 increased $2 million, or 2%, compared with the three months ended June 30, 2010. The increase in BlackRock Solutions and advisory revenue primarily reflected additional Aladdin mandates, partially offset by a decline in revenue from advisory assignments. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the liquidation assignments.

Distribution Fees. Distribution fees of $27 million in the three months ended June 30, 2011 decreased $5 million from $32 million in the three months ended June 30, 2010 primarily resulting from lower sales and AUM in certain share classes of BlackRock Funds.

Other Revenue. The $10 million increase in other revenue primarily resulted from a $9 million increase in fees earned for transition management services.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Expenses

	Three Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$824	$709	$115	16%
Distribution and servicing costs	100	97	3	3%
Amortization of deferred sales commissions	21	27	(6)	(22%)
Direct fund expenses	153	122	31	25%
General and administration	345	340	5	1%
Amortization of intangible assets	38	40	(2)	(5%)

Total expenses, GAAP	$1,481	$1,335	$146	11%

Total expenses, GAAP	$1,481	$1,335	$146	11%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	4	(4)	(100%)
General and administration	—	28	(28)	(100%)

Total BGI integration costs	—	32	(32)	(100%)
PNC LTIP funding obligation	14	14	—	—%
Merrill Lynch compensation contribution	3	2	1	50%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	(4)	4	100%

Total non-GAAP expense adjustments	17	44	(27)	(61%)

Total expenses, as adjusted	$1,464	$1,291	$173	13%

Total GAAP expenses increased $146 million, or 11%, to $1,481 million for the three months ended June 30, 2011, from $1,335 million for the three months ended June 30, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $173 million, or 13%. The increase in total expenses is primarily attributable to increases in employee compensation and benefits.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$824	$709	$115	16%
Less non-GAAP expense adjustments:
BGI integration costs	—	4	(4)	(100%)
PNC LTIP funding obligation	14	14	—	—%
Merrill Lynch compensation contribution	3	2	1	50%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	(4)	4	100%

Total non-GAAP expense adjustments	17	16	1	6%

Employee compensation and benefits, as adjusted	$807	$693	$114	16%

Employee compensation and benefits expense increased $115 million, or 16%, to $824 million, for the three months ended June 30, 2011 compared to $709 million for the three months ended June 30, 2010. Employees at June 30, 2011 totaled approximately 9,700 compared to approximately 8,500 at June 30, 2010.

Employee compensation and benefits, as adjusted, increased $114 million primarily driven by a $53 million increase in base salaries and a $42 million increase in incentive compensation. The increase in base salaries was due to higher headcount and base salary levels. The increase in incentive compensation primarily reflected the increase in operating income and base fees.

Distribution and Servicing Costs. Distribution and servicing costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $3 million increase related to an $11 million increase in costs due to an increase in average long-term AUM, partially offset by $8 million of lower cash management related distribution costs due to lower average AUM and higher yield-support waivers.

Distribution and servicing costs for the three months ended June 30, 2011 included $55 million of costs attributable to Bank of America/Merrill Lynch, and $1 million of costs attributable to PNC compared to $59 million and $4 million, respectively, in the three months ended June 30, 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $10 million to $44 million for the three months ended June 30, 2011, compared to $34 million for the three months ended June 30, 2010 due to an expansion of distribution platforms and higher long-term AUM.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Expenses (continued)

Direct Fund Expenses.

Direct fund expenses increased $31 million primarily related to growth in average AUM for the funds (predominately iShares) subject to arrangements under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	% Change
General and administration expenses, GAAP:
Marketing and promotional	$94	$89	$5	6%
Occupancy and office related	78	92	(14)	(15%)
Portfolio services	45	42	3	7%
Technology	37	42	(5)	(12%)
Professional services	34	28	6	21%
Communications	10	12	(2)	(17%)
Regulatory, filing and license fees	4	4	—	—%
Other general and administration	43	31	12	39%

Total general and administration expenses, GAAP	$345	$340	$5	1%

Less BGI integration costs:
Marketing and promotional	$—	$15	($15)	(100%)
Occupancy and office related	—	9	(9)	(100%)
Professional services	—	3	(3)	(100%)
Other general and administration	—	1	(1)	(100%)

Total BGI integration costs	$—	$28	($28)	(100%)

General and administration expenses, as adjusted:
Marketing and promotional	$94	$74	$20	27%
Occupancy and office related	78	83	(5)	(6%)
Portfolio services	45	42	3	7%
Technology	37	42	(5)	(12%)
Professional services	34	25	9	36%
Communications	10	12	(2)	(17%)
Regulatory, filing and license fees	4	4	—	—%
Other general and administration	43	30	13	43%

Total general and administration expenses, as adjusted	$345	$312	$33	11%

(1)	Prior period data reflects certain reclassifications to conform to the current period presentation.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, GAAP. General and administration expenses increased $5 million, or 1%, to $345 million, for the three months ended June 30, 2011 compared with $340 million for the three months ended June 30, 2010. Higher other general and administration expenses, higher professional fees and portfolio services fees and higher marketing and promotional costs, contributed to the overall net increase in general and administration expenses. The increase in other general and administration expenses related to higher VAT expense and recruiting costs, partially offset by lower foreign currency remeasurement costs. The increases in general and administration expenses were partially offset by a decline in occupancy costs, primarily related to lease impairments as a result of vacating certain locations in the second quarter 2010 and lower technology and communication costs.

BGI Integration Costs. The BGI integration costs in the three months ended June 30, 2010 consisted primarily of marketing and promotional and occupancy costs.

General and Administration Expenses, as Adjusted. Excluding the BGI integration expenses, general and administration expenses, as adjusted, of $345 million, increased $33 million, or 11%, for the three months ended June 30, 2011 from $312 million for the three months ended June 30, 2010. Higher marketing and promotional costs, higher other general and administration expenses and higher professional and portfolio service fees contributed to the overall net increase in general and administration expenses. The $13 million increase in other general and administration expenses related to higher VAT and recruiting expenses partially offset by lower foreign currency remeasurement costs. The increases in general and administration expenses were partially offset by a decline in occupancy costs related to lease impairments as a result of vacating certain locations in the second quarter 2010 and lower technology and communication costs.

Non-operating results for the three months ended June 30, 2011, compared with the three months ended June 30, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Non-operating income (expense), GAAP basis	($24)	($75)	$51	68%
Less: Net income (loss) attributable to NCI(1)	3	(43)	46	*

Non-operating income (expense)(2)	(27)	(32)	5	16%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	4	(4)	(100%)

Non-operating income (expense), as adjusted(2)	($27)	($28)	$1	4%

*	– Not applicable.
(1)	Amount includes a $5 million loss and a $29 million loss attributable to consolidated variable interest entities for the three months ended June 30, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

Non-operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$18	($10)	$28	*
Real estate	2	2	—	—%
Distressed credit/mortgage funds	(13)	5	(18)	*
Hedge funds/funds of hedge funds	1	1	—	—%
Other investments(2)	2	7	(5)	(71%)

Sub-total	10	5	5	100%
Investments related to deferred compensation plans	—	(4)	4	100%

Total net gain (loss) on investments	10	1	9	900%
Interest and dividend income	4	5	(1)	(20%)
Interest expense	(41)	(38)	(3)	(8%)

Net interest expense	(37)	(33)	(4)	(12%)

Total non-operating income (expense)(1)	(27)	(32)	5	16%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	4	(4)	(100%)

Non-operating income (expense), as adjusted(1)	($27)	($28)	$1	4%

*	– Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amounts include net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating expense for the three months ended June 30, 2011 included $37 million of net interest expense partially offset by $10 million of net positive marks on balance sheet investments. Net interest expense of $37 million in the three months ended June 30, 2011 increased $4 million driven by the $1.5 billion May 2011 long-term debt issuance in connection with the repurchase of Bank of America’s remaining ownership interest.

Net investment gains of $10 million reflected unrealized gains on private equity investments of $18 million, and gains on other investments, including real estate and hedge funds/funds of hedge funds, of $5 million, partially offset by net unrealized losses in distressed credit/mortgage fund investments of $13 million.

Net gains on co-investments and seed investments increased $5 million from the three months ended June 30, 2010 primarily due to an increase in gains on private equity investments, partially offset by net decreases in valuations of distressed credit/mortgage funds and other investments.

Income Tax Expense

	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$839	$665	26%	$856	$713	20%
Income tax expense	$220	$233	(6%)	$278	$250	11%

Effective tax rate	26.2%	35.0%		32.4%	35.0%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense decreased $13 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

The three months ended June 30, 2011 GAAP effective income tax rate included a $52 million benefit due to enacted state tax legislation, which has been excluded from the effective tax rate, as adjusted, as it resulted in a non-cash benefit and to ensure comparability to reporting periods.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$866	$697	24%	$883	$741	19%
Non-operating income (expense)(1)	(27)	(32)	16%	(27)	(28)	4%
Income tax expense	(220)	(233)	6%	(278)	(250)	(11%)

Net income attributable to BlackRock, Inc.	$619	$432	43%	$578	$463	25%

% attributable to common shares	98.8%	98.6%		98.8%	98.6%
Net income attributable to common shares	$612	$426	44%	$571	$456	25%
Diluted weighted-average common shares outstanding(2)	190,579,963	192,569,539	(1%)	190,579,963	192,569,539	(1%)

Diluted EPS components:
Operating income	$3.03	$2.32	31%	$3.09	$2.46	26%
Non-operating income (expense)(1)	(0.09)	(0.11)	18%	(0.09)	(0.09)	—%
Net income tax benefit	0.27	—	*	—	—	—%

Diluted earnings per common share	$3.21	$2.21	45%	$3.00	$2.37	27%

*	– Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed to be participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding which results in an increase to the percentage of net income attributable to common shares. In addition, non-voting preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

GAAP. Net income attributable to BlackRock, Inc. for the three months ended June 30, 2011 included operating income of $866 million, or $3.03 per diluted common share, non-operating expense, less net income attributable to non-controlling interests, of $27 million, or $0.09 per diluted common share, and $52 million, or $0.27 per diluted common share, of a non-cash tax benefit due to enacted state tax legislation. Net income attributable to BlackRock, Inc. totaled $619 million, or $3.21 per diluted common share, for the three months ended June 30, 2011, which was an increase of $187 million, or $1.00 per diluted common share, from the three months ended June 30, 2010.

Operating results for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $619 million for the three months ended June 30, 2011 included the after-tax effect of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $10 million and an expected contribution by Merrill Lynch of $1 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in the six months ended June 30, 2011. Net income for the three months ended June 30, 2011 included a $52 million non-cash net income tax benefit due to enacted state tax legislation.

Net income attributable to BlackRock, Inc. of $432 million for the three months ended June 30, 2010 included the after-tax effect of BGI integration costs of $21 million, the after-tax effect of the portion of certain LTIP awards which will be funded through a capital contribution of BlackRock stock held by PNC of $9 million and certain compensation of former MLIM employees of $1 million to be funded through a cash contribution by Merrill Lynch.

As Adjusted. Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $3.00 for the three months ended June 30, 2011 increased $0.63, or 27%, compared with the three months ended June 30, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended June 30, 2011 included operating income of $883 million, or $3.09 per diluted common share, and non-operating expense, less net income attributable to non-controlling interests, of $27 million, or $0.09 per diluted common share.

Net income attributable to BlackRock, Inc., as adjusted, of $463 million, or $2.37 per diluted common share, for the three months ended June 30, 2010 included operating income of $741 million, or $2.46 per diluted common share, and non-operating expense, less net income attributable to non-controlling interests, of $28 million, or $0.09 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

Operating Income and Operating Margin Overview

GAAP

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$4,629	$4,027	$602	15%
Expenses	2,965	2,676	289	11%

Operating income	$1,664	$1,351	$313	23%

Operating margin	35.9%	33.5%	2.4%	7%

Operating income. Operating income for the six months ended June 30, 2010 included $84 million of BGI integration costs compared with no BGI integration costs for the six months ended June 30, 2011. The integration expenses are not part of BlackRock’s on-going business and were principally comprised of compensation expense, legal fees, occupancy costs, marketing and promotional, and consulting expenses.

The increase in operating income for the six months ended June 30, 2011 is attributable to the $602 million increase in revenue primarily related to an increase in base fees associated with the growth in long-term AUM, which included market appreciation and net new business, higher performance fees, other revenue and BlackRock Solutions and advisory. The increase was partially offset by a $289 million net increase in operating expenses related to business growth including an increase in the number of employees, higher marketing and promotional costs, AUM growth, including direct fund expenses and closed-end fund launch costs (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust.

Operating margin. The increase in operating margin for the six months ended June 30, 2011 included the positive effects of the $602 million growth in total revenue correlated to the growth in long-term AUM driven by market appreciation and net new business and an $84 million decrease in BGI integration costs, which more than offset decreases to operating margin related to: (i) a $172 million increase in employee compensation and benefits, including a $93 million increase in salaries and a $69 million increase in incentive compensation; (ii) a $19 million change in foreign currency remeasurement costs/benefits; (iii) a $19 million increase of closed-end fund launch costs (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust and (iv) increased costs, including marketing and promotional costs, intended to grow the business.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 (continued)

Operating Income and Operating Margin Overview (continued)

As Adjusted

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$4,629	$4,027	$602	15%
Expenses	2,927	2,559	368	14%

Operating income(1)	$1,702	$1,468	$234	16%

Operating margin(1)	39.4%	38.9%	0.5%	1%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income, as adjusted. The increase in operating income, for the six months ended June 30, 2011 was attributable to the $602 million increase in revenue, primarily related to an increase in base fees associated with the growth in long-term AUM, which included market appreciation and net new business, higher performance fees, other revenue and BlackRock Solutions and advisory. The increase was partially offset by a $368 million net increase in operating expenses related to business growth including an increase in the number of employees, higher marketing and promotional costs, and AUM growth, including direct fund expenses.

Operating margin, as adjusted. The increase in operating margin, for the six months ended June 30, 2011 included the positive effects of the $602 million growth in total revenue correlated to growth in long-term AUM driven by market appreciation and net new business which offset decreases to operating margin related to: (i) a $189 million increase in employee compensation and benefits, including a $93 million increase in salaries and a $68 million increase in incentive compensation; (ii) a $19 million change in foreign currency remeasurement costs/benefits, as well as (iii) increased costs, including marketing and promotional costs, intended to grow the business.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 (continued)

Revenue

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,047	$921	$126	14%
Institutional index	259	216	43	20%
iShares / Exchange-traded products	963	794	169	21%
Fixed income:
Active	545	511	34	7%
Institutional index	108	74	34	46%
iShares / Exchange-traded products	148	121	27	22%
Multi-asset class	448	341	107	31%
Alternatives	354	309	45	15%

Long-term	3,872	3,287	585	18%
Cash management	212	258	(46)	(18%)

Total	4,084	3,545	539	15%

Investment advisory performance fees:
Equity	57	23	34	148%
Fixed income	7	22	(15)	(68%)
Multi-asset class	(4)	3	(7)	*
Alternatives	73	52	21	40%

Total	133	100	33	33%

BlackRock Solutions and advisory	244	227	17	7%
Distribution fees	55	60	(5)	(8%)
Other revenue	113	95	18	19%

Total revenue	$4,629	$4,027	$602	15%

*	– Not applicable.
(1)	Certain prior period information has been reclassified to conform to current period presentation.

The $602 million increase in total revenue primarily resulted from a $539 million increase in total investment advisory, administration fees and securities lending revenue due to growth in AUM, a $33 million increase in performance fees primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds, an $18 million increase in other revenue due to growth in transition management service fees and a $17 million increase in BlackRock Solutions and advisory revenue primarily due to additional Aladdin mandates.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue.

Investment advisory, administration fees and securities lending revenues increased $539 million to $4,084 million for the six months ended June 30, 2011, compared to $3,545 million for the six months ended June 30, 2010 primarily related to growth in long-term AUM due to market appreciation and net new business. Securities lending fees were $206 million for the six months ended June 30, 2011 compared to $175 million for the six months ended June 30, 2010, reflecting an increase in average balances of securities on loan and higher rates.

The $539 million net increase in investment advisory, administration fees and securities lending revenues consisted of $169 million in equity iShares, $126 million in active equity products, $107 million in multi-asset class products, $45 million in alternatives investment products including commodity iShares, $43 million in institutional index equity products, $34 million in institutional index fixed income products, $34 million in active fixed income products and $27 million in fixed income iShares, partially offset by a $46 million decrease in cash management products, due to lower average AUM.

The below table lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Six Months Ended		Mix of Average AUM by Asset Class(2)
	June 30,		June 30,
	2011	2010(1)	2011	2010(1)
Equity:
Active	25%	27%	9%	10%
Institutional index	6%	6%	26%	25%
iShares / Exchange-traded products	24%	22%	13%	11%
Fixed income:
Active	13%	14%	17%	18%
Institutional index	3%	2%	12%	11%
iShares / Exchange-traded products	4%	3%	4%	3%
Multi-asset class	11%	10%	6%	5%
Alternatives	9%	9%	3%	3%

Long-term	95%	93%	90%	86%
Cash management	5%	7%	6%	9%

Sub-total	100%	100%	96%	95%

Advisory			4%	5%

Total			100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a three point average of quarter-end spot AUM.

The total average AUM mix as of June 30, 2011 of institutional index equity and fixed income was 38%; however, base fees earned on these assets represented only 9% of total base fees.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Revenue (continued)

Performance Fees

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Equity	$57	$23	$34	148%
Fixed income	7	22	(15)	(68%)
Multi-asset class	(4)	3	(7)	*
Alternatives	73	52	21	40%

Total	$133	$100	$33	33%

*	– Not applicable.

Investment advisory performance fees increased $33 million, or 33%, to $133 million for the six months ended June 30, 2011, as compared with $100 million for the six months ended June 30, 2010, primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds on regional/country and global equity strategies, fund of hedge funds and single strategy equity hedge funds, partially offset by decreases in performance fees from U.S. core and local currency fixed income strategies.

BlackRock Solutions and Advisory.

BlackRock Solutions and advisory revenue for the six months ended June 30, 2011 increased $17 million, or 7%, compared with the six months ended June 30, 2010. The increase in BlackRock Solutions and advisory revenue was primarily due to additional Aladdin mandates.

Other Revenue.

The $18 million increase in other revenue was primarily the result of a $10 million increase in fees earned for transition management services and increases in marketing fees earned to distribute Barclays iPath® products and commissions revenue earned from sales of unit trust and class A open-end mutual funds.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Expenses

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$1,654	$1,482	$172	12%
Distribution and servicing costs	209	197	12	6%
Amortization of deferred sales commissions	43	53	(10)	(19%)
Direct fund expenses	296	235	61	26%
General and administration	685	629	56	9%
Amortization of intangible assets	78	80	(2)	(3%)

Total expenses, GAAP	$2,965	$2,676	$289	11%

Total expenses, GAAP	$2,965	$2,676	$289	11%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	22	(22)	(100%)
General and administration	—	62	(62)	(100%)

Total BGI integration costs	—	84	(84)	(100%)
PNC LTIP funding obligation	28	29	(1)	(3%)
Merrill Lynch compensation contribution	5	5	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	(1)	6	*

Total non-GAAP expense adjustments	38	117	(79)	(68%)

Total expenses, as adjusted	$2,927	$2,559	$368	14%

*	– Not applicable.

Total GAAP expenses increased $289 million, or 11%, to $2,965 million for the six months ended June 30, 2011, from $2,676 million for the six months ended June 30, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $368 million, or 14%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, general and administration expenses, direct fund expenses and distribution and servicing costs, partially offset by a reduction in amortization of deferred sales commissions.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Expenses (continued)

Employee Compensation and Benefits

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$1,654	$1,482	$172	12%
Less non-GAAP expense adjustments:
BGI integration costs	—	22	(22)	(100%)
PNC LTIP funding obligation	28	29	(1)	(3%)
Merrill Lynch compensation contribution	5	5	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	(1)	6	*

Total non-GAAP expense adjustments	38	55	(17)	(31%)

Employee compensation and benefits, as adjusted	$1,616	$1,427	$189	13%

*	– Not applicable.

Employee compensation and benefits expense increased $172 million, or 12%, to $1,654 million, for the six months ended June 30, 2011, from $1,482 million for the six months ended June 30, 2010. Employees at June 30, 2011 totaled approximately 9,700 as compared to approximately 8,500 at June 30, 2010.

Employee compensation and benefits, as adjusted, increased by $189 million after excluding the decrease of $17 million of non-GAAP expense adjustments. The $189 million increase was attributable to a $93 million increase in base salaries due to an increase in the number of employees and salary levels and a $68 million increase in incentive compensation primarily related to the effect of higher operating income and advisory fees and a $28 million increase in other compensation, including severance, commissions and payroll taxes.

Distribution and Servicing Costs.

Distribution and servicing costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $12 million increase related to a $24 million increase in costs due to increases in average long-term AUM, partially offset by a $12 million decrease in cash management related distribution costs due to lower average AUM and higher yield-support waivers.

Distribution and servicing costs for the six months ended June 30, 2011 included $117 million of costs attributable to Bank of America/Merrill Lynch and $2 million of costs attributable to PNC compared to $118 million and $9 million, respectively, in the six months ended June 30, 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $20 million to $90 million for the six months ended June 30, 2011, from $70 million for the six months ended June 30, 2010 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions.

Amortization of deferred sales commissions decreased $10 million to $43 million for the six months ended June 30, 2011, from $53 million for the six months ended June 30, 2010. Lower sales in certain share classes of U.S. open-end mutual funds contributed to the decline in the amortization of deferred sales commissions.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Expenses (continued)

Direct Fund Expenses.

Direct fund expenses increased $61 million primarily related an increase in average AUM for the funds (predominately iShares) subject to arrangements under which BlackRock pays certain fund expenses.

General and Administration Expenses

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	% Change
General and administration expenses, GAAP:
Marketing and promotional	$176	$159	$17	11%
Occupancy and office related	153	167	(14)	(8%)
Portfolio services	90	83	7	8%
Technology	73	81	(8)	(10%)
Professional services	63	60	3	5%
Communications	20	25	(5)	(20%)
Regulatory, filing and license fees	8	6	2	33%
Closed-end fund launch costs	19	—	19	*
Other general and administration	83	48	35	73%

Total general and administration expenses, GAAP	$685	$629	$56	9%

Less BGI integration costs:
Marketing and promotional	$—	$31	($31)	(100%)
Occupancy and office related	—	13	(13)	(100%)
Technology	—	2	(2)	(100%)
Professional services	—	12	(12)	(100%)
Other general and administration	—	4	(4)	(100%)

Total BGI integration costs	$—	$62	($62)	(100%)

General and administration expenses, as adjusted:
Marketing and promotional	$176	$128	$48	38%
Occupancy and office related	153	154	(1)	(1%)
Portfolio services	90	83	7	8%
Technology	73	79	(6)	(8%)
Professional services	63	48	15	31%
Communications	20	25	(5)	(20%)
Regulatory, filing and license fees	8	6	2	33%
Closed-end fund launch costs	19	—	19	*
Other general and administration	83	44	39	89%

Total general and administration expenses, as adjusted	$685	$567	$118	21%

*	– Not applicable.
(1)	Prior period data reflects certain reclassifications to conform to the current period presentation.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, GAAP.

General and administration expenses increased $56 million, or 9%, to $685 million, for the six months ended June 30, 2011 from $629 million for the six months ended June 30, 2010. Higher other general and administration expenses, closed-end fund launch costs of $19 million (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust and higher marketing and promotional costs contributed to the overall net increase in general and administration expenses. The $35 million increase in other general and administration expenses included an increase in foreign currency remeasurement costs and increases in VAT expense and recruiting costs. The increases in general and administration expenses were partially offset by a decrease in occupancy costs related to lease impairments as a result of vacating certain locations in the six months ended June 30, 2010.

BGI Integration Costs.

BGI integration costs for the six months ended June 30, 2010 were $62 million primarily consisting of marketing and promotional costs, professional services and occupancy costs.

General and Administration Expenses, as Adjusted.

Excluding the BGI integration expenses, general and administration expenses, as adjusted, of $685 million increased $118 million, or 21%, for the six months ended June 30, 2011 from $567 million for the six months ended June 30, 2010. The increase reflected higher marketing and promotional costs, higher other general and administration expenses, which included an increase in foreign currency remeasurement costs and higher VAT expense and recruiting costs, closed-end fund launch costs of $19 million (excluding compensation costs) associated with the March 2011 launch of the BlackRock Resources and Commodities Strategy Trust, and higher professional services related to increases in legal and consulting costs.

Non-operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Non-operating income (expense), GAAP basis	($9)	($73)	$64	88%
Less: Net income (loss) attributable to NCI(1)	(1)	(38)	37	97%

Non-operating income (expense)(2)	(8)	(35)	27	77%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	1	(6)	*

Non-operating income (expense), as adjusted(2)	($13)	($34)	$21	62%

*	– Not applicable.
(1)	Amount includes a $20 million loss and a $28 million loss attributable to consolidated variable interest entities for the six months ended June 30, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Net gain (loss) on investments(1)
Private equity	$26	($2)	$28	*
Real estate	3	1	2	200%
Distressed credit/mortgage funds	14	25	(11)	(44%)
Hedge funds/funds of hedge funds	5	7	(2)	(29%)
Other investments(2)	5	4	1	25%

Sub-total	53	35	18	51%
Investments related to deferred compensation plans	5	(1)	6	*

Total net gain (loss) on investments	58	34	24	71%
Interest and dividend income	13	9	4	44%
Interest expense	(79)	(78)	(1)	(1%)

Net interest expense	(66)	(69)	3	4%

Total non-operating income (expense)(1)	(8)	(35)	27	77%
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	1	(6)	*

Non-operating income (expense), as adjusted(1)	($13)	($34)	$21	62%

*	– Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amount includes net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 (continued)

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

Non-operating expense, less net income (loss) attributable to non-controlling interests, was $8 million for the six months ended June 30, 2011 compared with $35 million for the six months ended June 30, 2010. The $8 million non-operating expense, net of non-controlling interests, for the six months ended June 30, 2011 included $66 million of net interest expense, partially offset by $53 million of net positive marks on balance sheet investments and $5 million of positive marks related to hedges of deferred compensation.

The $53 million net gain on investments, less non-controlling interests, related to the Company’s co-investments and seed investments, included net gains in private equity investments of $26 million, distressed credit/mortgage funds of $14 million, hedge funds/funds of hedge funds of $5 million, other investments of $5 million and real estate equity/debt products of $3 million.

Net gains on co-investments and seed investments increased $18 million from the six months ended June 30, 2010 primarily due to an increase in gains on private equity investments partially offset by net decrease in gains on distressed credit/mortgage funds and other investments.

Net interest expense was $66 million, a decrease of $3 million compared with $69 million for the six months ended June 30, 2010. The decrease is due to higher interest and dividend income.

Income Tax Expense

	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$1,656	$1,316	26%	$1,689	$1,434	18%
Income tax expense	$469	$461	2%	$529	$502	5%
Effective tax rate	28.3%	35.0%		31.3%	35.0%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense increased $8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The effective income tax rates for the six months ended June 30, 2011 and 2010 were 28.3% and 35.0%, respectively.

The six months ended June 30, 2011 GAAP effective tax rate included a $24 million benefit related to the resolution of certain outstanding tax positions and a $52 million non-cash benefit due to enacted state tax legislation during the three months ended June 30, 2011, partially offset by a $3 million expense due to enacted state tax legislation during the three months ended March 31, 2011.

The six months ended June 30, 2011 as adjusted effective tax rate of 31.3% included the $24 million benefit related to the resolution of certain outstanding tax positions and excluded the $49 million net non-cash benefit due to enacted state tax legislation.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$1,664	$1,351	23%	$1,702	$1,468	16%
Non-operating income (expense)(1)	(8)	(35)	77%	(13)	(34)	62%
Income tax expense	(469)	(461)	(2%)	(529)	(502)	(5%)

Net income attributable to BlackRock, Inc.	$1,187	$855	39%	$1,160	$932	24%

% attributable to common shares	98.8%	98.5%		98.8%	98.5%
Net income attributable to common shares	$1,173	$842	39%	$1,146	$918	25%
Diluted weighted-average common shares outstanding(2)	192,429,367	192,213,593	—%	192,429,367	192,213,593	—%

Diluted EPS components:
Operating income	$5.76	$4.50	28%	$5.88	$4.89	20%
Non-operating income (expense)(1)	(0.03)	(0.12)	75%	(0.04)	(0.11)	64%
Net income tax benefit	0.37	—	*	0.12	—	*

Diluted earnings per common share	$6.10	$4.38	39%	$5.96	$4.78	25%

*	– Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding which results in an increase to the percentage of net income attributable to common shares. In addition, non-voting preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

GAAP. Net income attributable to BlackRock, Inc. for the six months ended June 30, 2011 includes operating income of $1,664 million, or $5.76 per diluted common share, non-operating expense, less net income attributable to non-controlling interests, of $8 million, or $0.03 per diluted common share, and $73 million, or $0.37 per diluted common share, of net income tax benefits, which included a $24 million benefit related to the resolution of certain outstanding tax positions and a $49 million net non-cash benefit due to enacted state tax legislation during the six months ended June 30, 2011. Net income attributable to BlackRock, Inc. totaled $1,187 million, or $6.10 per diluted common share, for the six months ended June 30, 2011, which was an increase of $332 million, or $1.72 per diluted common share, compared to the six months ended June 30, 2010.

Operating results for the six months ended June 30, 2011 compared with the six months ended June 30, 2010

(continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $1,187 million for the six months ended June 30, 2011 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $19 million and an expected contribution by Merrill Lynch of $3 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in the six months ended June 30, 2011. Net income for the six months ended June 30, 2011 included a $24 million tax benefit related to the resolution of certain outstanding tax positions and a $49 million net non-cash benefit due to enacted state tax legislation.

Net income attributable to BlackRock, Inc. of $855 million for the six months ended June 30, 2010 included the after-tax effect of BGI integration costs of $55 million, the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $19 million and certain compensation of former MLIM employees of $3 million to be funded through a cash contribution by Merrill Lynch.

As Adjusted. Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $5.96 for the six months ended June 30, 2011 increased $1.18, or 25%, compared to the six months ended June 30, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2011 included operating income of $1,702 million, or $5.88 per diluted common share, non-operating expense, less net income attributable to non-controlling interests, of $13 million, or $0.04 per diluted common share and $24 million, or $0.12 per diluted common share, net income tax benefit related to the resolution of certain outstanding tax positions.

Net income of $932 million or $4.78 per diluted common share attributable to BlackRock, Inc., as adjusted, for the six months ended June 30, 2010 included operating income of $1,468 million, or $4.89 per diluted common share and non-operating expense, less net income attributable to non-controlling interests, of $34 million, or $0.11 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Drapers Gardens. In January 2010, the Company entered into a new lease for office space in London. In connection with exiting the existing London locations, the Company currently expects to incur a charge of approximately $75 million to $100 million in the second half of 2011 as it vacates the current premises.

Tax Legislation in the United Kingdom. In July 2011, the United Kingdom enacted legislation reducing corporate income taxes. The legislation will result in a revaluation of certain deferred tax assets and liabilities which will result in a non-cash income tax benefit in third quarter 2011. At this time, the Company is still evaluating the impact to the condensed consolidated financial statements.

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

	June 30, 2011
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$2,796	$—	$—	$50	$2,746
Accounts receivable	2,084	—	—	—	2,084
Investments	1,598	—	—	167	1,431
Assets of consolidated variable interest entities	1,396	—	1,396	—	—
Separate account assets and collateral held under securities lending agreements	145,687	145,687	—	—	—
Other assets(1)	1,251	—	—	14	1,237

Sub-total	154,812	145,687	1,396	231	7,498
Goodwill and intangible assets, net	30,236	—	—	—	30,236

Total assets	$185,048	$145,687	$1,396	$231	$37,734

Liabilities
Accrued compensation and benefits	$874	$—	$—	$—	$874
Accounts payable and accrued liabilities	1,128	—	—	—	1,128
Borrowings(2)	5,288	—	—	—	5,288
Liabilities of consolidated variable interest entities	1,299	—	1,299	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	145,687	145,687	—	—	—
Deferred income tax liabilities	5,440	—	—	—	5,440
Other liabilities(3)	662	—	—	31	631

Total liabilities	160,378	145,687	1,299	31	13,361

Equity
Total stockholders’ equity	24,424	—	51	—	24,373
Non-controlling interests	246	—	46	200	—

Total equity	24,670	—	97	200	24,373

Total liabilities and equity	$185,048	$145,687	$1,396	$231	$37,734

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

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

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at June 30, 2011 and December 31, 2010:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Cash and cash equivalents	$2,796	$3,367	($571)	(17%)
Accounts receivable	2,084	2,095	(11)	(1%)
Investments	1,598	1,540	58	4%
Goodwill and intangible assets, net	30,236	30,317	(81)	—%
Other assets(1)	1,251	960	291	30%
Accrued compensation and benefits	874	1,520	(646)	(43%)
Accounts payable and accrued liabilities	1,128	1,068	60	6%
Borrowings(2)	5,288	3,359	1,929	57%
Deferred income tax liabilities	5,440	5,477	(37)	(1%)
Other liabilities(3)	662	641	21	3%
Stockholders’ equity	24,424	26,094	(1,670)	(6%)

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term borrowings, convertible debentures and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity or cash flows.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2011 and December 31, 2010 included $50 million and $65 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for further details on the change in cash and cash equivalents for the six months ended June 30, 2011.

Accounts Receivable. Accounts receivable at June 30, 2011 decreased $11 million from December 31, 2010, resulting from the collection of performance fees earned in the fourth quarter 2010 offset by higher base fees related to AUM growth and an increase in unit trust receivables which are substantially offset by an increase in unit trust payables within accounts payable and accrued liabilities.

Investments. The Company presents total net “economic” investments to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock, Inc.

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Total investments, GAAP	$1,598	$1,540	$58	4%
Investments held by consolidated sponsored investment funds(1)	(455)	(397)	(58)	(15%)
Net exposure to consolidated investment funds	288	260	28	11%

Total net “economic” investments	$1,431	$1,403	$28	2%

(1)

At June 30, 2011 and December 31, 2010, approximately $455 million and $397 million, respectively, of BlackRock’s total GAAP investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP, and therefore, are consolidated even though BlackRock may not own a majority of such funds.

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

Balance Sheet Overview (continued)

Investments (continued)

The following table represents the carrying value of investments, by asset type, at June 30, 2011 and December 31, 2010:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Private equity	$304	$277	$27	10%
Real estate	79	54	25	46%
Distressed credit/mortgage funds	250	267	(17)	(6%)
Hedge funds/funds of hedge funds	89	97	(8)	(8%)
Other investments(1)	214	269	(55)	(20%)

Total net “economic” investment exposure	936	964	(28)	(3%)
Federal Reserve Bank stock	327	325	2	1%
Carried interest	58	13	45	346%
Deferred compensation investments	77	76	1	1%
Hedged investments	33	25	8	32%

Total net “economic” investments	$1,431	$1,403	$28	2%

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Total net “economic” investments at June 30, 2011 increased $28 million from December 31, 2010, resulting from changes in the investment portfolio due to $133 million of purchases/capital contributions, $154 million of sales/maturities and $51 million distributions representing return of capital and return on investments, as well as $55 million for positive market valuations, earnings from equity method investments and $45 million of carried interest allocations.

BlackRock reports its investments on a GAAP basis, which includes investments that are owned by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and therefore consolidated even though BlackRock may not own the majority of such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The following table represents investments measured at fair value on a recurring basis at June 30, 2011:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at June 30, 2011
Total investments, GAAP	$250	$133	$667	$548	$1,598
Net assets for which the Company does not bear “economic” exposure(2)	(9)	(25)	(133)	—	(167)

Net “economic” investments(3)	$241	$108	$534	$548	$1,431

(1)

Amounts include investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Amounts include net assets attributable to non-controlling investors of consolidated non-VIE sponsored investment funds.
(3)

Amounts include BlackRock’s portion of cash and cash equivalents, other assets, accounts payable and accrued liabilities, and other liabilities that are consolidated from non-VIE sponsored investment funds.

Balance Sheet Overview (continued)

Goodwill and Intangible Assets.

Goodwill and intangible assets at June 30, 2011 decreased $81 million from December 31, 2010, primarily resulting from $78 million of amortization expense related to finite-lived intangibles.

Other Assets.

Other assets at June 30, 2011 increased $291 million from December 31, 2010, resulting from a $138 million increase in tax receivable, a $93 million increase in property and equipment due to additional leasehold improvements and construction in progress, including capital expenditures related to Drapers Gardens.

Accrued Compensation and Benefits.

Accrued compensation and benefits at June 30, 2011 decreased $646 million from December 31, 2010, primarily related to 2010 incentive compensation cash payments in first quarter 2011, partially offset by the effect of 2011 incentive compensation accruals.

Accounts Payable and Accrued Liabilities.

Accounts payable and accrued liabilities at June 30, 2011 increased $60 million from December 31, 2010, resulting from increases in retrocessions, unit trust payables, payables to certain investment products and other accruals, partially offset by a decrease in current income taxes payable.

Borrowings.

Borrowings at June 30, 2011 increased $1,929 million from December 31, 2010, resulting from proceeds from new issuances of long-term and short-term borrowings of $1,496 million and $500 million, respectively, partially offset by conversions of the final $67 million of convertible debt.

Deferred Income Tax Liabilities.

Deferred income tax liabilities at June 30, 2011 decreased $37 million from December 31, 2010, primarily related to the effects of temporary differences associated with deferred stock compensation and investment income and the revaluation of certain deferred income tax liabilities due to state tax legislation enacted in 2011.

Other Liabilities.

Other liabilities at June 30, 2011 increased $21 million from December 31, 2010, primarily resulting from increases in deferred carried interest and liabilities of consolidated funds, partially offset by repayments to Barclays of approximately $33 million to settle certain non-interest bearing notes assumed in the BGI Transaction and a payment related to a U.K. regulatory assessment.

Stockholders’ Equity.

Total stockholders’ equity at June 30, 2011 decreased $1,670 million from December 31, 2010, principally resulting from the $2.5 billion repurchase of Bank of America’s remaining ownership interest in BlackRock, $520 million of cash dividend payments, $108 million of common stock repurchases related to tax withholdings on vested stock awards and $24 million of allocation of losses of consolidated collateralized loan obligations, partially offset by $1,187 million of net income attributable to BlackRock, $242 million of stock-based compensation expense and $59 million of foreign currency translation adjustments.

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

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(Dollar amounts in millions)	Six Months Ended June 30, 2011
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of period	$3,367	$65	$—	$3,302
Cash flows from operating activities	717	(1)	17	701
Cash flows from investing activities	(104)	(2)	—	(102)
Cash flows from financing activities	(1,236)	(12)	(17)	(1,207)
Effect of exchange rate changes on cash and cash equivalents	52	—	—	52

Net change in cash and cash equivalents	(571)	(15)	—	(556)

Cash and cash equivalents, end of period	$2,796	$50	$—	$2,746

Operating Activities. Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenues from BlackRock Solutions and advisory products and services, other revenue and distribution fees. BlackRock uses its cash to pay compensation and benefits, distribution and servicing costs, direct fund expenses, general and administration expenses, interest and principal on the Company’s borrowings, income taxes, dividends on BlackRock’s capital stock, capital expenditures and to purchase co-investments and seed investments. Net cash outflows for the six months ended June 30, 2011 included the effect of cash payments related to 2010 year-end incentive compensation.

Investing Activities. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2011 were $102 million and primarily included $159 million of purchases of property and equipment and $91 million of purchases of investments, partially offset by $116 million of net proceeds from sales and maturities of investments and $30 million of return of capital from equity method investees.

Financing Activities. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2011 were $1,207 million, which included, $2.5 billion related to the repurchase of Bank of America’s remaining ownership interest in BlackRock, $520 million of payments for cash dividends, $108 million of common stock repurchases related to tax withholdings on vested stock awards and repayments of convertible debt of $67 million. Cash outflows from financing activities were partially offset by cash inflows related to $1,496 million and $500 million of net proceeds from long-term and short-term borrowings.

Liquidity and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Cash and cash equivalents	$2,796	$3,367	($571)	(17%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(50)	(65)	15	23%

Subtotal	2,746	3,302	(556)	(17%)
2011 credit facility – undrawn	3,400	—	3,400	*
2007 credit facility – undrawn(2)	—	2,266	(2,266)	(100%)
Commercial paper(3)	(500)	—	(500)	*

Total liquidity	$5,646	$5,568	$78	1%

Required regulatory capital(4)	$1,142	$897	$245	27%

*	– Not applicable.
(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Amount excludes $134 million of undrawn amounts at December 31, 2010 related to Lehman Commercial Paper, Inc. The 2007 credit facility was terminated in March 2011.
(3)	The outstanding commercial paper notes that are supported by the 2011 credit facility reduce the availability of the facility.
(4)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

The $78 million increase in total liquidity during the six months ended June 30, 2011 included the following effects on liquidity: a $1.0 billion increase in the size of the 2011 credit facility over the 2007 credit facility, positive operating cash flows which were partially offset by cash payments of 2010 year-end incentive awards, $500 million of commercial paper issuances and approximately $500 million of available cash used to repurchase preferred shares from Bank of America and $67 million of repayments related to convertible debt.

During the six months ended June 30, 2011, the Company’s net capital requirements increased $245 million due to increases related to certain European and Asian regulated legal entities.

A significant portion of the Company’s $1,431 million of net economic investments are illiquid in nature and, as such, may not be readily convertible to cash.

Liquidity and Capital Resources (continued)

Investment Commitments. At June 30, 2011, the Company had $136 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The above amount does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw-back. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive certain carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

Short-term Borrowings:

The following describes the Company’s primary short-term borrowing arrangements, which the Company has access to utilize.

•	2011 Revolving Credit Facility

In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”), which replaced the 2007 credit facility, which was terminated in March 2011. The 2011 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, increasing the overall size of the 2011 credit facility to an aggregate principal amount not to exceed $4.5 billion. Interest on borrowings outstanding will accrue at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2011 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at June 30, 2011.

The 2011 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2011, the Company had $100 million outstanding under this facility with an interest rate of 1.19%. During July 2011, the Company rolled over the $100 million in borrowings for one month at an interest rate of 1.19%. The Company had a daily average of $62 million outstanding during the three months ended June 30, 2011.

Barclays has a $255 million participation under the 2011 credit facility.

•	Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used for the financing of a portion of the BGI Transaction. The proceeds of the commercial paper issuances during 2011 were used to fund a portion of the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Subsidiaries of Bank of America and Barclays, as well as other third parties, act as dealers under the CP Program. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program from $3 billion to $3.5 billion. The CP Program is currently supported by the 2011 credit facility.

At June 30, 2011, BlackRock had $500 million of outstanding CP Notes with a weighted-average interest rate of 0.23% and a weighted-average maturity of 24 days. The Company had a daily average of $214 million outstanding during the three months ended June 30, 2011. As of August 4, 2011, BlackRock had $114 million of outstanding CP Notes with a weighted-average interest rate of 0.25% and a weighted-average maturity of 12 days.

Liquidity and Capital Resources (continued)

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and on, and after, February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60 but not less than 30 days notice. During the six months ended June 30, 2011, holders of the remaining $67 million of outstanding convertible debentures converted their holdings into cash and shares.

Long-term Borrowings

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011 or approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year commencing August 24, 2011 at three-month USD LIBOR plus 0.30%. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity. The 2021 Notes were issued at a discount of $4 million that is being amortized over the term of the notes.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of the obligation at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. The interest rate swap effectively converts the 2013 Floating Rate Notes to a fixed rate obligation.

At June 30, 2011, the principal amount of long-term borrowings was $4.7 billion. During the six months ended June 30, 2011, the Company paid approximately $70 million of interest on long-term borrowings. Principal repayments and interest requirements are as follows:

(Dollar amounts in millions)			Total
Year	Principal	Interest(1)	Payments
Remainder of 2011	$—	$90	$90
2012	500	180	680
2013	750	169	919
2014	1,000	161	1,161
2015	—	126	126
2016	—	126	126
Thereafter	2,450	354	2,804

Total	$4,700	$1,206	$5,906

(1)	Interest payable on the 2013 Floating Rate Notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap issued in conjunction with the obligation.

Liquidity and Capital Resources (continued)

Barclays Support of Certain Securities Lending Related Cash Funds. Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At June 30, 2011, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.7 billion. At June 30, 2011, BlackRock concluded that although these funds were VIEs, it was not the primary beneficiary (“PB”) of these funds.

Net Capital Requirements. The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalents in those jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions, including repatriation to the United States, may have adverse tax consequences that could discourage such transfers. At June 30, 2011, the Company was required to maintain approximately $1,142 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (“BTC”), and was in compliance with all applicable regulatory minimum net capital requirements.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of VIEs, Fair Value Measurements and Performance Fees / Carried Interest discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Significant Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011 for details on Significant Accounting Policies.

Consolidation of Variable Interest Entities. In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU deferred the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for a reporting enterprise’s interest in an entity if certain conditions are met. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs. At June 30, 2011, the Company was the PB of four VIEs, including three CLOs and one sponsored private equity fund, which resulted in consolidation.

CLOs. As of June 30, 2011, BlackRock was the manager of approximately 20 CLOs/CDOs and other securitization entities, including three CLOs in which BlackRock, in accordance with ASU 2009-17, was determined to be the PB, which resulted in consolidation of these VIEs in the Company’s condensed consolidated financial statements. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLO that most significantly impact the entity’s economic performance and has the right to receive benefits that potentially could be significant to the VIE. At June 30, 2011, the Company had $1,350 million, $1,299 million and $51 million in assets, liabilities and appropriated retained earnings, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock, Inc. or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds. As of June 30, 2011, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds, in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At June 30, 2011, the Company had recorded $12 million, $34 million and $46 million in cash and cash equivalents, investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock, Inc. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with this VIE.

Critical Accounting Policies (continued)

Fair Value Measurements. BlackRock adopted the applicable provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as of January 1, 2008, which require, among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major class of assets and liabilities.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments and returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $667 million of Level 3 investments, or 42% of total GAAP investments at June 30, 2011 primarily include co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing/valuation information, including independent appraisals from third party sources; however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third party source or fund management may conclude that the valuations that are available from third party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

Performance Fees / Carried Interest. The Company receives performance fees or an incentive allocation from certain actively managed investment funds and certain separately managed accounts which are primarily alternative, equity or multi-asset class products. These performance fees generally are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement periods, which vary by product or account and could be monthly, quarterly, annually or longer.

In addition, the Company may receive carried interest in the form of an investment capital allocation or cash from certain alternative investment funds upon exceeding performance thresholds. However, BlackRock may be required to return all, or a portion, of such carried interest depending upon performance of these investment products in future periods. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments or cash to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is realized upon the earlier of the termination of the alternative investment fund or when the likelihood of claw-back is mathematically improbable. The Company records realized carried interest as performance fees on its condensed consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria.

For the six months ended June 30, 2011 and 2010, performance fee revenue totaled $133 million and $100 million, respectively. At June 30, 2011 and December 31, 2010, the Company had $68 million and $23 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition.

Recent Accounting Pronouncements Not Yet Adopted

Amendments to Fair Value Measurements and Disclosures. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include:

(1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers.

The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact BlackRock’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk

BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2011, the majority the Company’s investment advisory and administration fees was based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, resulting in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain equity investments. At June 30, 2011, the outstanding total return swaps had an aggregate notional value of approximately $33 million.

Corporate Investments Portfolio Risks (continued)

At June 30, 2011, approximately $455 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s net economic exposure to its investment portfolio is as follows:

	June 30, 2011	December 31, 2010	Variance
(Dollar amounts in millions)			Amount	% Change
Total investments, GAAP	$1,598	$1,540	$58	4%
Investments held by consolidated sponsored investment funds	(455)	(397)	(58)	(15%)

Net exposure to consolidated investment funds	288	260	28	11%

Total net “economic” investments	1,431	1,403	28	2%

Federal Reserve Bank stock	(327)	(325)	(2)	(1%)
Carried interest	(58)	(13)	(45)	(346%)
Deferred compensation investments	(77)	(76)	(1)	(1%)
Hedged investments	(33)	(25)	(8)	(32%)

Total net “economic” investment exposure	$936	$964	($28)	(3%)

The net “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At June 30, 2011, the Company’s net exposure to market price risk in its investment portfolio was approximately $488 million of the Company’s net economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and fund of funds, as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $48.8 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2011, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $448 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $3 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the net economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $124 million. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $12.4 million decline in the carrying value of such investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2011. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at June 30, 2011.

Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2011 through April 30, 2011	11,414	(2)	$200.07	—	4,203,898

May 1, 2011 through May 31, 2011	3,095	(2)	$195.74	—	4,203,898

June 1, 2011 through June 30, 2011	13,564,209	(2)(3)	$187.65	—	4,203,898

Total	13,578,718		$187.66	—	4,203,898

(1)	In July 2010, the Company announced a 5.1 million share repurchase program with no stated expiration date.
(2)

Amounts include purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards. All such purchases were made outside of the publicly announced share repurchase program.

(3)	In June 2011, the Company repurchased Bank of America’s remaining 13,562,878 series B Convertible Preferred shares. This purchase was made outside of the publicly announced share repurchase program.

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

10.1(1)	Share Repurchase Agreement, dated as of May 19, 2011, among BlackRock, Inc., Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ ANN MARIE PETACH
Date: August 8, 2011		Ann Marie Petach
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Share Repurchase Agreement, dated as of May 19, 2011, among BlackRock, Inc., Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 19, 2011.