Form 10-Q
period 2011-09-30
BlackRock Inc.
filed 2011-11-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or, a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 31, 2011, there were 139,050,009 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except share data)

(unaudited)

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$2,983	$3,367
Accounts receivable	2,073	2,095
Due from related parties	145	150
Investments	1,525	1,540
Assets of consolidated variable interest entities
Cash and cash equivalents	70	93
Bank loans and other investments	1,638	1,312
Separate account assets	115,265	121,137
Collateral held under securities lending agreements	19,317	17,638
Deferred sales commissions, net	45	66
Property and equipment (net of accumulated depreciation of $518 and $426 at September 30, 2011 and December 31, 2010, respectively)	545	428
Intangible assets (net of accumulated amortization of $712 and $615 at September 30, 2011 and December 31, 2010, respectively)	17,395	17,512
Goodwill	12,797	12,805
Other assets	484	316

Total assets	$174,282	$178,459

Liabilities
Accrued compensation and benefits	$1,105	$1,520
Accounts payable and accrued liabilities	1,171	1,068
Due to related parties	23	57
Short-term borrowings	100	100
Liabilities of consolidated variable interest entities
Borrowings	1,586	1,278
Other liabilities	7	7
Convertible debentures	—	67
Long-term borrowings	4,690	3,192
Separate account liabilities	115,265	121,137
Collateral liabilities under securities lending agreements	19,317	17,638
Deferred income tax liabilities	5,366	5,477
Other liabilities	713	584

Total liabilities	149,343	152,125

Commitments and contingencies (Note 11)
Temporary equity
Redeemable non-controlling interests	1	6

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except share data)

(unaudited)

	September 30, 2011	December 31, 2010

Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at September 30, 2011 and December 31, 2010;
Shares issued: 139,880,380 and 131,923,624 at September 30, 2011 and December 31, 2010, respectively;
Shares outstanding: 139,015,436 and 131,216,561 at September 30, 2011 and December 31, 2010, respectively
Preferred stock (Note 14)	—	1
Additional paid-in capital	20,150	22,502
Retained earnings	4,736	3,723
Appropriated retained earnings	79	75
Accumulated other comprehensive loss	(110)	(96)
Escrow shares, common, at cost (3,603 shares held at September 30, 2011 and December 31, 2010)	(1)	(1)
Treasury stock, common, at cost (861,341 and 703,460 shares held at September 30, 2011 and December 31, 2010, respectively)	(128)	(111)

Total BlackRock, Inc. stockholders’ equity	24,727	26,094
Nonredeemable non-controlling interests	175	189
Nonredeemable non-controlling interests of consolidated variable interest entities	36	45

Total permanent equity	24,938	26,328

Total liabilities, temporary equity and permanent equity	$174,282	$178,459

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,320	$1,217	$4,075	$3,529
Other third parties	629	577	1,958	1,810

Investment advisory, administration fees and securities lending revenue	1,949	1,794	6,033	5,339
Investment advisory performance fees	91	114	224	214
BlackRock Solutions and advisory	117	101	361	328
Distribution fees	23	29	78	89
Other revenue	45	54	158	149

Total revenue	2,225	2,092	6,854	6,119
Expenses
Employee compensation and benefits	771	774	2,425	2,256
Distribution and servicing costs
Related parties	1	67	3	194
Other third parties	89	38	296	108
Amortization of deferred sales commissions	20	26	63	79
Direct fund expenses	139	124	435	359
General and administration	389	316	1,074	945
Amortization of intangible assets	39	40	117	120

Total expenses	1,448	1,385	4,413	4,061

Operating income	777	707	2,441	2,058
Non-operating income (expense)
Net gain (loss) on investments	(59)	93	18	117
Net gain (loss) on consolidated variable interest entities	(16)	12	(36)	(16)
Interest and dividend income	12	10	25	19
Interest expense	(49)	(37)	(128)	(115)

Total non-operating income (expense)	(112)	78	(121)	5

Income before income taxes	665	785	2,320	2,063
Income tax expense	95	201	564	662

Net income	570	584	1,756	1,401
Less:
Net income (loss) attributable to redeemable non-controlling interests	—	—	—	2
Net income (loss) attributable to nonredeemable non-controlling interests	(25)	33	(26)	(7)

Net income attributable to BlackRock, Inc.	$595	$551	$1,782	$1,406

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.28	$2.85	$9.46	$7.28
Diluted	$3.23	$2.83	$9.33	$7.21
Cash dividends declared and paid per share	$1.375	$1.00	$4.125	$3.00
Weighted-average common shares outstanding:
Basic	179,034,837	190,494,905	186,187,318	190,385,046
Diluted	181,825,329	192,326,841	188,792,952	192,280,679

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$570	$584	$1,756	$1,401
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	(5)	1	(6)	4
Less: reclassification adjustment included in net income	(2)	—	—	2

Net change from available-for-sale investments, net of tax(1)	(3)	1	(6)	2
Minimum pension liability adjustment	—	1	—	—
Foreign currency translation adjustments	(67)	89	(8)	(1)

Other comprehensive income (loss)	(70)	91	(14)	1

Comprehensive income	500	675	1,742	1,402
Less: Comprehensive income (loss) attributable to non-controlling interests	(25)	33	(26)	(5)

Comprehensive income attributable to BlackRock, Inc.	$525	$642	$1,768	$1,407

(1)

The tax benefit (expense) on unrealized holding gains (losses) was $2 million and ($1) million during the three months ended September 30, 2011 and 2010, respectively, and $3 million and ($2) million during the nine months ended September 30, 2011 and 2010, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6
Net income	—	1,782	—	—	—	—	1,782	10	(36)	1,756	—
Consolidation of a collateralized loan obligation(2)	—	—	41	—	—	—	41	—	—	41	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(37)	—	—	—	(37)	—	37	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(769)	—	—	—	—	(769)	—	—	(769)	—
Stock-based compensation	373	—	—	—	—	2	375	—	—	375	—
PNC preferred stock capital contribution	200	—	—	—	—	—	200	—	—	200	—
Retirement of preferred stock	(200)	—	—	—	—	—	(200)	—	—	(200)	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(202)	—	—	—	—	217	15	—	—	15	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	—	(237)	(237)	—	—	(237)	—
Shares repurchased	(2,545)	—	—	—	—	—	(2,545)	—	—	(2,545)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5
Net tax benefit (shortfall) from stock-based compensation	9	—	—	—	—	—	9	—	—	9	—
Subscriptions (redemptions/ distributions)- non-controlling interest holders	—	—	—	—	—	—	—	(24)	(10)	(34)	7
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(12)
Foreign currency translation adjustments	—	—	—	(8)	—	—	(8)	—	—	(8)	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	(6)	—	—	(6)	—	—	(6)	—

September 30, 2011	$20,151	$4,736	$79	($110)	($1)	($128)	$24,727	$175	$36	$24,938	$1

(1)	Includes $1 million of common stock at both September 30, 2011 and December 31, 2010 and $1 million of preferred stock at December 31, 2010.
(2)	Consolidated during the three months ended September 30, 2011.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	($96)	($137)	($3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	1,406	—	—	—	—	1,406	11	(18)	1,399	2
Allocation of losses of consolidated collateralized loan obligations	—	—	(20)	—	—	—	(20)	—	20	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(582)	—	—	—	—	(582)	—	—	(582)	—
Stock-based compensation	334	—	—	—	—	1	335	—	—	335	—
PNC preferred stock capital contribution	5	—	—	—	—	—	5	—	—	5	—
Merrill Lynch cash capital contribution	10	—	—	—	—	—	10	—	—	10	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Net issuance of common shares related to employee stock transactions	(194)	—	—	—	—	(60)	(254)	—	—	(254)	—
Convertible debt conversions, net of tax	(53)	—	—	—	—	66	13	—	—	13	—
Net tax benefit (shortfall) from stock-based compensation	43	—	—	—	—	—	43	—	—	43	—
Subscriptions/ (redemptions/ distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(4)	(5)	(9)	97
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(94)
Other changes in non-controlling interests	—	—	—	—	—	—	—	(2)	—	(2)	—
Foreign currency translation adjustments	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Change in net unrealized gains (losses) from available-for-sale investments, net of tax	—	—	—	2	—	—	2	—	—	2	—

September 30, 2010	$22,402	$3,260	$94	($95)	($137)	($124)	$25,400	$180	$46	$25,626	$54

(1)	Includes $1 million of common stock and $1 million of preferred stock at both September 30, 2010 and December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$1,756	$1,401
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	222	231
Amortization of deferred sales commissions	63	79
Stock-based compensation	375	335
Deferred income tax expense (benefit)	(108)	42
Net (gains) losses on non-trading investments	(17)	(34)
Purchases of investments within consolidated funds	(8)	(13)
Proceeds from sales and maturities of investments within consolidated funds	41	23
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	38	(43)
Net (gains) losses within consolidated VIEs	36	16
Net (purchases) proceeds within consolidated VIEs	44	41
(Earnings) losses from equity method investees	(13)	(104)
Distributions of earnings from equity method investees	26	11
Changes in operating assets and liabilities:
Accounts receivable	6	(334)
Due from related parties	(9)	13
Deferred sales commissions	(42)	(51)
Investments, trading	(31)	(139)
Other assets	(156)	162
Accrued compensation and benefits	(420)	(329)
Accounts payable and accrued liabilities	90	391
Due to related parties	(34)	(339)
Other liabilities	94	56

Cash flows from operating activities	1,953	1,415

Cash flows from investing activities
Purchases of investments	(142)	(522)
Proceeds from sales and maturities of investments	142	131
Distributions of capital from equity method investees	32	39
Net consolidations (deconsolidations) of sponsored investment funds	—	(17)
Acquisitions, net of cash acquired	—	(16)
Purchases of property and equipment	(218)	(96)
Other	—	1

Cash flows from investing activities	(186)	(480)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities
Repayments of short-term borrowings	(600)	(2,134)
Proceeds from short-term borrowings	600	—
Repayments of convertible debt	(67)	(176)
Proceeds from long-term borrowings	1,496	—
Cash dividends paid	(769)	(582)
Proceeds from stock options exercised	13	7
Proceeds from issuance of common stock	3	4
Repurchases of common stock	(2,783)	(264)
Merrill Lynch cash capital contribution	8	10
Repayments of borrowings by consolidated VIEs	(72)	—
Net (redemptions/distributions paid) subscriptions received from non-controlling interests holders	(27)	88
Excess tax benefit from stock-based compensation	23	43

Cash flows from financing activities	(2,175)	(3,004)

Effect of exchange rate changes on cash and cash equivalents	24	(3)

Net increase (decrease) in cash and cash equivalents	(384)	(2,072)
Cash and cash equivalents, beginning of period	3,367	4,708

Cash and cash equivalents, end of period	$2,983	$2,636

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$98	$98
Interest on borrowings of consolidated VIEs	$43	$38
Income taxes	$819	$355
Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$207	$257
Increase (decrease) in borrowings due to consolidation of VIEs	$390	$1,157
PNC preferred stock capital contribution	$200	$5

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

On September 30, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
The PNC Financial Services Group, Inc. (“PNC”)	23.9%	21.0%
Barclays Bank PLC (“Barclays”)	2.2%	19.7%
Other	73.9%	59.3%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

2. Significant Accounting Policies

Basis of Presentation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests on the condensed consolidated statements of financial condition include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011.

The interim financial information at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Reclassifications. Certain items previously reported have been reclassified to conform to the current period presentation.

Fair Value Measurements. Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs. The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major class of assets and liabilities and disclosures with regards to significant transfers into and out of Levels 1 and 2.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”) which, in accordance with GAAP, are calculated under fair value measures and the changes are equal to the earnings of such funds), ETFs, equities and certain exchange-traded derivatives.

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

•

Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds and certain equity method limited partnership interests in hedge funds valued based on NAV where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

•

Level 3 assets in this category may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds and bank loans.

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

Significance of Inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Fair Value Option. ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

2. Significant Accounting Policies (continued)

Disclosure of Fair Value. The disclosure requirements within ASC 825-10 require disclosure of estimated fair values of certain financial instruments, both on and off the consolidated statements of financial condition. For financial instruments recognized at fair value in the statement of consolidated financial condition, the disclosure requirements of ASC 820-10 also apply.

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

•

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on NAVs (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, the industry of the investment, market indices or valuation services from third party service providers. At September 30, 2011, with the exception of certain equity and cost method investments and carried interest investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value. See Note 5, Fair Value Disclosures, for further discussion.

•	Long-term borrowings are recorded at amortized amounts. See Note 10, Borrowings, for the fair value of the Company’s long-term borrowings.

Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held as separate account assets maintained by BlackRock’s registered life insurance companies are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on its condensed consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At September 30, 2011, the fair value of loaned securities held as separate account assets was approximately $18.3 billion and the collateral held under these securities lending agreements was approximately $19.3 billion. During the nine months ended September 30, 2011 and 2010, the Company had not sold or repledged any of the collateral received under these arrangements.

Appropriated Retained Earnings. Upon adoption of Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), on January 1, 2010, BlackRock consolidated three collateralized loan obligations (“CLOs”) and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings. In addition, as of September 30, 2011 BlackRock consolidated one additional CLO, resulting in $41 million of additional appropriated retained earnings.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	September 30, 2011	December 31, 2010
Available-for-sale investments	$48	$45
Held-to-maturity investments	94	100
Trading investments:
Consolidated sponsored investment funds	92	60
Other equity securities	3	22
Deferred compensation plan mutual funds	46	49

Total trading investments	141	131
Other investments:
Consolidated sponsored investment funds	347	337
Equity method investments	492	556
Deferred compensation plan hedge fund equity method investments	22	27
Carried interest	44	13
Cost method investments	337	331

Total other investments	1,242	1,264

Total investments	$1,525	$1,540

At September 30, 2011, the Company consolidated $439 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $92 million and $347 million were classified as trading investments and other investments, respectively.

At December 31, 2010, the Company consolidated $397 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $60 million and $337 million were classified as trading investments and other investments, respectively.

3. Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of available-for-sale investments is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
September 30, 2011	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$51	$1	($6)	$46
Collateralized debt obligations (“CDOs”)	1	—	—	1
Debt securities:
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$53	$1	($6)	$48

		Gross Unrealized		Carrying Value
December 31, 2010	Cost	Gains	Losses
Available-for-sale investments:
Equity securities:
Sponsored investment funds	$33	$4	($1)	$36
CDOs	2	—	—	2
Debt securities:
Mortgage debt	4	2	—	6
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$40	$6	($1)	$45

Available-for-sale investments include seed investments in BlackRock sponsored investment funds and debt securities received upon closure of certain funds in lieu of the Company’s remaining investment in the funds.

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

	Carrying Value
(Dollar amounts in millions)	September 30, 2011	December 31, 2010
Foreign government debt	$94	$100

Held-to-maturity investments include debt instruments held for regulatory purposes. The amortized cost (the carrying value) of these investments approximates fair value.

3. Investments (continued)

Held-to-Maturity Investments (continued)

The fair values of debt securities classified as held-to-maturity at September 30, 2011 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
	$88	$—	$—	$6	$94

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	September 30, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Deferred compensation plan mutual funds	$45	$46	$45	$49
Equity securities	77	65	37	45
Debt securities:
Municipal debt	—	1	10	10
Corporate debt	38	29	25	27

Total trading investments	$160	$141	$117	$131

At September 30, 2011, trading investments included $62 million of equity securities and $30 million of debt securities held by consolidated sponsored investment funds, $46 million of certain deferred compensation plan mutual fund investments and $3 million of equity securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	September 30, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Consolidated sponsored investment funds	$334	$347	$319	$337
Equity method	520	492	569	556
Deferred compensation plan hedge fund equity method investments	17	22	20	27
Carried interest	—	44	—	13
Cost method investments:
Federal Reserve Bank stock	327	327	325	325
Other	10	10	6	6

Total cost method investments	337	337	331	331

Total other investments	$1,208	$1,242	$1,239	$1,264

3. Investments (continued)

Other Investments (continued)

Consolidated sponsored investment funds include investments in third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments include BlackRock’s direct investments in BlackRock sponsored investment products.

Carried interest represents allocations to BlackRock general partner capital accounts for certain funds. These balances are subject to change upon cash distributions, additional allocations, or reallocations back to limited partners within the respective funds.

Cost method investments include non-marketable securities, including $327 million of Federal Reserve Bank stock at September 30, 2011, which is held for regulatory purposes and is restricted from sale. As of September 30, 2011, there were no indicators of impairments on these investments.

4. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments owned by these consolidated sponsored investment funds are classified as other investments or trading investments. The following table presents the balances related to these consolidated funds that were included on the condensed consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(Dollar amounts in millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$67	$65
Investments:
Trading investments	92	60
Other investments	347	337
Other assets	12	3
Other liabilities	(24)	(10)
Non-controlling interests	(176)	(195)

BlackRock’s net interests in consolidated investment funds	$318	$260

BlackRock’s total exposure to consolidated sponsored investment funds of $318 million and $260 million at September 30, 2011 and December 31, 2010, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at September 30, 2011 and December 31, 2010, four and three consolidated CLOs, respectively, and one other consolidated sponsored investment fund which were deemed to be variable interest entities (“VIEs”), were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

5. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $136.6 billion at September 30, 2011 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	September 30, 2011
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$46	$—	$1	$—	$47
Debt securities	—	1	—	—	1

Total available-for-sale	46	1	1	—	48
Held-to-maturity:
Debt securities	—	—	—	94	94
Trading:
Deferred compensation plan mutual funds	46	—	—	—	46
Equity securities	62	3	—	—	65
Debt securities	—	30	—	—	30

Total trading	108	33	—	—	141
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	—	25	14	—	39
Private / public equity	14	—	294	—	308

Total consolidated sponsored investment funds	14	25	308	—	347
Equity method:
Hedge funds / Funds of hedge funds	—	39	192	20	251
Private equity investments	—	—	81	20	101
Real estate funds	—	19	55	19	93
Fixed income mutual funds	41	—	—	—	41
Equity / Multi-asset class mutual funds	6	—	—	—	6

Total equity method	47	58	328	59	492
Deferred compensation plan hedge fund equity method investments	—	22	—	—	22
Carried interest	—	—	—	44	44
Cost method investments	—	—	—	337	337

Total investments	215	139	637	534	1,525
Separate account assets:
Equity securities	70,348	—	1	—	70,349
Debt securities	—	39,415	8	—	39,423
Derivatives	—	2,440	—	—	2,440
Money market funds	2,478	—	—	—	2,478
Other	—	—	—	575	575

Total separate account assets	72,826	41,855	9	575	115,265
Collateral held under securities lending agreements:
Equity securities	10,105	—	—	—	10,105
Debt securities	—	9,212	—	—	9,212

Total collateral held under securities lending agreements	10,105	9,212	—	—	19,317
Other assets(2)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,395	72	—	1,467
Bonds	—	135	—	—	135
Private / public equity	3	4	29	—	36

Total assets of consolidated VIEs	3	1,534	101	—	1,638

Total	$83,149	$52,751	$747	$1,109	$137,756

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

(2)	Amount includes company-owned and split-dollar life insurance policies.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at September 30, 2011 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2011
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,586	$1,586
Collateral liabilities under securities lending agreements	10,105	9,212	—	19,317
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$10,105	$9,215	$1,586	$20,906

(1)

Amount includes credit default swap (Pillars) recorded within other liabilities on the condensed consolidated statement of financial condition. See Note 7, Derivatives and Hedging, for more information.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Total assets measured at fair value on a recurring basis of $140.5 billion at December 31, 2010 were as follows:

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

Separate Account Assets. BlackRock Pensions Limited and BlackRock Asset Management Pensions Limited, both wholly owned subsidiaries of the Company, are registered life insurance companies in the United Kingdom that maintain separate account assets, representing segregated funds held for purposes of funding individual and group pension contracts, and equal and offsetting separate account non-financial liabilities. The net investment income attributable to separate account assets accrue directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.

Money Market Funds within Cash and Cash Equivalents. At September 30, 2011 and December 31, 2010, approximately $79 million and $87 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition. Money market funds are valued through the use of quoted market prices (a Level 1 input), or $1.00, which generally is the net asset value of the fund.

Level 3 Assets. Level 3 assets recorded within investments, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations, including capital accounts, received from internal as well as third party fund managers. Fair valuations of the underlying funds are based on a combination of methods, which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors.

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

Level 3 Liabilities. Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single broker non-binding quotes.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2011

(Dollar amounts in millions)	June 30, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$2	($1)	$—	$—	$—	$—	$—	$1	($1)
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	17	(2)	—	—	(1)	—	—	14	(1)
Private equity	312	(7)	—	(10)	(1)	—	—	294	(10)
Equity method:
Hedge funds / Funds of hedge funds	211	(19)	—	—	—	—	—	192	(20)
Private equity investments	77	3	1	—	—	—	—	81	2
Real estate funds	48	3	5	—	(1)	—	—	55	3

Total Level 3 investments	667	(23)	6	(10)	(3)	—	—	637	(27)
Separate account assets:
Equity securities	4	(1)	1	(3)	—	—	—	1
Debt securities	10	(1)	—	(1)	—	—	—	8

Total Level 3 separate account assets	14	(2)	1	(4)	—	—	—	9	n/a (3)

Assets of consolidated VIEs:
Bank loans	41	(2)	5	—	16	23	(11)	72
Private equity	29	—	—	—	—	—	—	29

Total Level 3 assets of consolidated VIEs	70	(2)	5	—	16	23	(11)	101	n/a (4)

Total Level 3 assets	$751	($27)	$12	($14)	$13	$23	($11)	$747

Liabilities:
Borrowings of consolidated VIEs	$1,292	$38	$—	$—	$332	$—	$—	$1,586	n/a (4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$2	$—	$—	$—	($1)	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	(1)	—	(2)	(1)	—	(1)	14	—
Private equity	299	23	8	(38)	—	2	—	294	20
Equity method:
Hedge funds / Funds of hedge funds	226	(7)	5	(1)	(31)	—	—	192	(7)
Private equity investments	68	10	4	—	(1)	—	—	81	10
Real estate funds	36	5	17	—	(3)	—	—	55	5

Total Level 3 investments	650	30	34	(41)	(37)	2	(1)	637	28
Separate account assets:
Equity securities	4	1	8	(41)	—	38	(9)	1
Debt securities	170	(3)	96	(168)	—	—	(87)	8

Total Level 3 separate account assets	174	(2)	104	(209)	—	38	(96)	9	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(4)	25	(16)	16	46	(27)	72
Private equity	30	3	—	(4)	—	—	—	29

Total Level 3 assets of consolidated VIEs	62	(1)	25	(20)	16	46	(27)	101	n/a	(4)

Total Level 3 assets	$886	$27	$163	($270)	($21)	$86	($124)	$747

Liabilities:
Borrowings of consolidated VIEs	$1,278	$10	$—	$—	$318	$—	$—	$1,586	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2010

(Dollar amounts in millions)	June 30, 2010	Realized and unrealized gains (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	September 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	$23	$—	($1)	$—	$22	$—
Private equity	259	38	(5)	(2)	290	38
Equity method:
Hedge funds / Funds of hedge funds	261	16	(7)	—	270	18
Private equity investments	56	1	3	—	60	1
Real estate funds	48	10	1	—	59	10
Deferred compensation plan hedge funds	18	(1)	—	—	17	—

Total Level 3 investments	665	64	(9)	(2)	718	67
Separate account assets:
Equity	7	37	34	2	80
Fixed income	1,448	(4)	(21)	—	1,423

Total Level 3 separate account assets	1,455	33	13	2	1,503	n/a	(2)
Other assets(3)	24	2	—	—	26	2
Private equity investments of consolidated VIEs	30	5	—	—	35	n/a	(4)

Total level 3 assets	$2,174	$104	$4	$—	$2,282

Liabilities:
Borrowings of consolidated VIEs	$1,215	($22)	$—	$—	$1,237	n/a	(4)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)	The net investment income attributable to separate account assets accrues directly to the contract owner and is not reported on the Company’s condensed consolidated statements of income.
(3)	Amounts include disposal group assets.
(4)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	September 30, 2010	Total net gains (losses) included in earnings(1)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	$26	($1)	($3)	$—	$22	($1)
Private equity	312	20	(39)	(3)	290	21
Equity method:
Hedge funds / Funds of hedge funds	247	30	(7)	—	270	31
Private equity investments	47	3	10	—	60	3
Real estate funds	36	12	11	—	59	12
Deferred compensation plan hedge funds	15	2	—	—	17	2

Total Level 3 investments	683	66	(28)	(3)	718	68
Separate account assets:
Equity	5	32	(20)	63	80
Fixed income	1,287	36	324	(224)	1,423

Total Level 3 separate account assets	1,292	68	304	(161)	1,503	n/a	(2)
Other assets(3)	46	(8)	(12)	—	26	(8)
Private equity investments of consolidated VIEs	—	1	34	—	35	n/a	(4)

Total Level 3 assets	$2,021	$127	$298	($164)	$2,282

Liabilities:
Borrowings of consolidated VIEs	$—	($80)	$1,157	$—	$1,237	n/a	(4)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)	The net investment income attributable to separate account assets accrues directly to the contract owner and is not reported on the Company’s condensed consolidated statements of income.
(3)	Amounts include disposal group assets.
(4)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s condensed consolidated statements of income.

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

Significant Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected as of the beginning of the period when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable / unobservable, or when the Company determines it has the ability, or no longer has the ability, to redeem in the near term certain investments that the Company values using a NAV (or a capital account), or when the book value of certain equity method investments no longer represents fair value as determined under fair value methodologies.

Separate Account Assets. There were no transfers in or out of Level 3 for the three months ended September 30, 2011. For the nine months ended September 30, 2011 there were $9 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. In addition, for the nine months ended September 30, 2011 there were $87 million of debt securities transferred out of Level 3 to Level 2 within separate account assets. The transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

For the nine months ended September 30, 2011 there were $38 million of transfers of equity securities held within separate account assets into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

For the nine months ended September 30, 2010 there were $63 million of net transfers of equity securities held within separate account assets into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable. For the nine months ended September 30, 2010 there were $224 million of net transfers of debt securities held within separate accounts out of Level 3 to Level 2. The transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

Significant Other Settlements. For the nine months ended September 30, 2011 there were $35 million of distributions from equity method investees categorized in Level 3 of the fair value hierarchy.

During the three and nine months ended September 30, 2011, other settlements included $390 million of borrowings related to the consolidation of one additional CLO.

As of January 1, 2010, upon the adoption of ASU 2009-17, there was a $35 million reclassification of assets from Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs, as well as the consolidation of $1,157 million of borrowings within the consolidated CLOs.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share. As a practical expedient to value certain investments, the Company relies on net asset values as the fair value for certain investments. The following tables list information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a net asset value per share (or its equivalent).

At September 30, 2011

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$3	$—	Daily	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	238	48	n/r	n/r
Other funds of hedge funds	(c)	25	—	Monthly (32%), Quarterly (68%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	231	4	Monthly (2%), Quarterly (18%) n/r (80%)	15 – 90 days
Private equity funds	(e)	81	51	n/r	n/r
Real estate funds	(f)	74	34	Quarterly (26%) n/r (74%)	60 days
Deferred compensation plan hedge fund investments	(g)	22	—	Monthly (13%), Quarterly (87%)	60 – 90 days

Consolidated VIE:
Private equity fund	(h)	28	2	n/r	n/r

Total		$702	$139

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

At December 31, 2010

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$9	$—	Daily	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	247	62	n/r	n/r
Other funds of hedge funds	(c)	3	—	Quarterly (84%) Annual (16%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	269	9	Monthly (1%), Quarterly (17%) n/r (82%)	15 – 90 days
Private equity funds	(e)	68	57	n/r	n/r
Real estate funds	(f)	44	52	Quarterly (18%) n/r (82%)	60 days
Deferred compensation plan hedge fund investments	(g)	27	—	Monthly (11%), Quarterly (89%)	60 – 90 days

Consolidated VIE:
Private equity fund	(h)	29	2	n/r	n/r

Total		$696	$182

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.
(b)	This category includes the underlying third party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third party funds have been estimated using the NAV of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately eight years at both September 30, 2011 and December 31, 2010. The total remaining unfunded commitments to other third party funds were $48 million and $62 million at September 30, 2011 and December 31, 2010, respectively. The Company was contractually obligated to fund only $37 million and $42 million at September 30, 2011 and December 31, 2010, respectively, to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes several consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Investments in this category generally can be redeemed, as long as there are no restrictions in place by the underlying funds.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third party hedge funds. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of approximately six years and seven years at September 30, 2011 and December 31, 2010, respectively.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately six years and five years at September 30, 2011 and December 31, 2010, respectively.
(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments in this category have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The majority of the Company’s investments in this category is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately nine years and seven years at September 30, 2011 and December 31, 2010, respectively.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using the net asset value of the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.
(h)	This category includes the underlying third party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third party funds have been estimated using the net asset value of the Company’s ownership interest in partners’ capital in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption, however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately four years and five years at September 30, 2011 and December 31, 2010, respectively. Total remaining unfunded commitments to other third party funds is $2 million at both September 30, 2011 and December 31, 2010, which are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Fair Value Option. Upon the initial consolidation of three CLOs on January 1, 2010 and one CLO on September 30, 2011, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents the fair value of those assets and liabilities selected for fair value accounting as of September 30, 2011 and December 31, 2010:

(Dollar amounts in millions)	September 30, 2011	December 31, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,558	$1,245
Fair value	$1,467	$1,162
Aggregate unpaid principal balance in excess of fair value	$91	$83
Unpaid principal balance of loans more than 90 days past due	$4	$3
Aggregate fair value of loans more than 90 days past due	$—	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$2
CLO Borrowings:
Aggregate principal amounts outstanding	$1,808	$1,430
Fair value	$1,586	$1,278

At September 30, 2011 the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the three months ended September 30, 2011 and 2010, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $36 million loss and a $43 million gain, respectively, which were offset by a $24 million gain and a $36 million loss, respectively, from the change in fair value of the CLO borrowings.

During the nine months ended September 30, 2011 and 2010, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $2 million gain and a $108 million gain, respectively, which were offset by a $33 million loss and a $119 million loss, respectively, from the change in fair value of the CLO borrowings.

The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income.

The change in fair value of the assets and liabilities includes interest income and expense, respectively.

6. Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including CDOs/CLOs and sponsored investment funds, which may be considered VIEs. The Company receives advisory fees and/or other incentive-related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is generally limited to its equity interests.

The primary beneficiary (“PB”) of a VIE that is an investment fund that meets the conditions of ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that would absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIE. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

Effective January 1, 2010, the PB of a CDO/CLO or other entity that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the entity.

VIEs in which BlackRock is the PB. At September 30, 2011 and December 31, 2010, BlackRock was the PB of five and four VIEs, respectively. The VIEs included CLOs in which it did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At September 30, 2011 and December 31, 2010, the following balances related to these VIEs were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	September 30, 2011	December 31, 2010
Assets of consolidated VIEs:
Cash and cash equivalents	$70	$93
Bank loans	1,467	1,162
Bonds	135	113
Other investments	36	37

Total bank loans, bonds and other investments	1,638	1,312
Liabilities of consolidated VIEs:
Borrowings	(1,586)	(1,278)
Other liabilities	(7)	(7)
Appropriated retained earnings	(79)	(75)
Non-controlling interests of consolidated VIEs	(36)	(45)

Total net interests in consolidated VIEs	$—	$—

For the three months ended September 30, 2011 and 2010, the Company recorded a non-operating loss of $16 million and a non-operating gain of $12 million, respectively, offset by a $16 million net loss and a $12 million net gain attributable to nonredeemable non-controlling interests, respectively, on the Company’s condensed consolidated statements of income.

For the nine months ended September 30, 2011 and 2010, the Company recorded a non-operating loss of $36 million and $16 million, respectively, offset by a $36 million and a $16 million net loss attributable to nonredeemable non-controlling interests, respectively, on the Company’s condensed consolidated statements of income.

At September 30, 2011 and December 31, 2010 the weighted-average maturities of the bank loans and bonds were approximately 4.3 and 4.2 years, respectively.

6. Variable Interest Entities (continued)

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE. At September 30, 2011 and December 31, 2010, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, was as follows:

At September 30, 2011

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$1	$2	($3)	$20
Other sponsored investment funds:
Collective trusts	—	175	—	175
Private equity funds	18	—	—	18
Other	4	51	—	55

Total	$23	$228	($3)	$268

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

•	Other sponsored investments funds – approximately $1.2 trillion to $1.3 trillion of net assets

•	This amount includes approximately $1.1 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of the VIEs are primarily comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At September 30, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) BlackRock’s investments, (ii) advisory fee receivables and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

6. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE (continued)

At December 31, 2010

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$3	($3)	$22
Other sponsored investment funds:
Collective trusts	—	188	—	188
Private equity funds	14	—	(7)	14
Other	14	52	—	66

Total	$30	$243	($10)	$290

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

7. Derivatives and Hedging

The Company entered into a designated cash flow hedge in May 2011 consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. See Note 10, Borrowings, for more information. The fair value of the interest rate swap as of September 30, 2011 was not material to the Company’s condensed consolidated financial statements.

The Company maintains a program to enter into total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At September 30, 2011, the Company had seven outstanding total return swaps with two counterparties with an aggregate notional value of approximately $35 million. The fair value of the outstanding total return swaps as of September 30, 2011 and December 31, 2010 was not material to the Company’s condensed consolidated financial statements. At December 31, 2010, the Company had six outstanding total return swaps with two counterparties with an aggregate notional value of approximately $25 million.

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars synthetic CDO transaction (“Pillars”). The Company has entered into a credit default swap with Citibank, N.A. (“Citibank”), providing Citibank credit protection of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under ASC 810-10, Consolidation, and has concluded the Company is not Pillars PB. Pursuant to ASC 815-10, Derivatives and Hedging, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement.

On behalf of clients of the Company’s registered life insurance companies that maintain separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures and forward foreign currency exchange contracts and interest rate and inflation rate swaps. Net realized and unrealized gains and losses attributable to derivatives held by separate account assets accrue directly to the contract owners and are not reported in the Company’s condensed consolidated statements of income.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010.

The following table presents the fair value at September 30, 2011 and December 31, 2010 of derivative instruments not designated as hedging instruments:

	September 30, 2011		December 31, 2010
(Dollar amounts in millions)	Assets	Liabilities	Assets	Liabilities
Credit default swap (Pillars)
Other liabilities	$—	$3	$—	$3
Separate account derivatives
Separate account assets	2,440	—	1,599	—
Separate account liabilities	—	2,440	—	1,599

Total	$2,440	$2,443	$1,599	$1,602

7. Derivatives and Hedging (continued)

The following table presents gains (losses) recognized in income on derivative instruments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Foreign currency exchange contracts(1)	$—	($3)	$—	($3)
Total return swaps(2)	8	(3)	6	—

Total	$8	($6)	$6	($3)

(1)	Gains (losses) on foreign exchange contracts are included in general and administration expenses.
(2)	Gains (losses) on total return swaps are included in non-operating income (expense).

Gains (losses) on the Pillars credit default swap and the interest rate swap were immaterial for the three and nine months ended September 30, 2011 and 2010.

8. Goodwill

Goodwill at September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

(Dollar amounts in millions)
December 31, 2010	$12,805
Excess tax basis amortization and other	(8)

September 30, 2011	$12,797

At September 30, 2011, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $332 million. Goodwill related to the acquisition of the fund-of-funds business of Quellos Group, LLC (“Quellos Transaction”) will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2010	$16,597	$915	$17,512
Amortization expense	—	(117)	(117)

September 30, 2011	$16,597	$798	$17,395

10. Borrowings

Short-Term Borrowings

2011 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”), which replaced the 2007 facility, which was terminated in March 2011. The 2011 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2011 credit facility to an aggregate principal amount not to exceed $4.5 billion. Interest on borrowings outstanding will accrue at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2011 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at September 30, 2011.

The 2011 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2011, the Company had $100 million outstanding under this facility with an interest rate of 1.22% and a maturity during October 2011. During October 2011, the Company rolled over the $100 million in borrowings at an interest rate of 1.24% and a maturity during November 2011.

Barclays has a $255 million participation under the 2011 credit facility.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The proceeds of the commercial paper issuances during 2011 were used to fund a portion of the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program from $3.0 billion to $3.5 billion. The CP Program is currently supported by the 2011 credit facility.

As of September 30, 2011, BlackRock had no CP Notes outstanding.

Convertible Debentures

On February 15, 2009, 2.625% convertible debentures that were due in 2035 became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity and on February 20, 2010 the convertible debentures became callable by the Company. During the nine months ended September 30, 2011 and 2010, holders of $67 million and $176 million, respectively, of debentures converted their holdings into cash and shares.

10. Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices included the following:

September 30, 2011

(Dollar amounts in millions)	2.25% Notes due 2012	Floating Rate Notes due 2013	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	4.25% Notes due 2021	Total Long-Term Borrowings
Maturity amount	$500	$750	$1,000	$700	$1,000	$750	$4,700
Unamortized discount	—	—	(1)	(3)	(2)	(4)	(10)

Carrying value	$500	$750	$999	$697	$998	$746	$4,690

Fair value	$507	$747	$1,067	$811	$1,090	$790	$5,012

Long-term borrowings at December 31, 2010 had a carrying value of $3,192 million and a fair value of $3,381 million.

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011 and is approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year and commenced August 24, 2011 at three-month USD LIBOR plus 0.30%. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity. The 2021 Notes were issued at a discount of $4 million that is being amortized over the term of the notes. The Company incurred approximately $5 million of debt issuance costs for the $1.5 billion note issuances, which are being amortized over the respective terms of the notes.

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

11. Commitments and Contingencies

Investment Commitments. At September 30, 2011, the Company had $143 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and local and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which potentially could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

Indemnifications. In the ordinary course of business, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

Under the transaction agreement relating to the acquisition of Merrill Lynch Investment Managers (“MLIM”), the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from various items including certain specified tax covenants.

Under the transaction agreement in the Barclays Global Investors (“BGI”) acquisition from Barclays (the “BGI Transaction”), the Company has agreed to indemnify Barclays for losses it may incur arising from (1) breach by the Company of certain representations, (2) breach by the Company of any covenant in the agreement, (3) liabilities of the entities acquired in the transaction other than liabilities assumed by Barclays or for which it is providing indemnification, and (4) certain taxes.

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

Other Contingent Payments. The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap. See Note 7, Derivatives and Hedging, for further discussion of this transaction and the related commitment.

12. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$115	$96	$323	$282
Long-term incentive plans funded by PNC	15	15	43	44
Stock options	3	3	9	9

Total stock-based compensation	$133	$114	$375	$335

RSUs and Restricted Stock

RSUs outstanding at September 30, 2011 and changes during the nine months ended September 30, 2011 are summarized below:

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2010	6,742,469	$187.24
Granted	2,291,358	$200.35
Converted	(3,288,721)	$162.29
Forfeited	(200,923)	$204.67

September 30, 2011(1)	5,544,183	$197.93

(1)	At September 30, 2011, 39,027 RSUs have vested but have not been converted.

In January 2011, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	1,594,259 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant, and

•	609,733 RSUs to employees that cliff vest 100% on January 31, 2014.

The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

As of September 30, 2011, there was $513 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

12. Stock-Based Compensation (continued)

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to four million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

On September 29, 2011, 1.3 million shares vested and were funded by PNC. During 2007 through September 2011, approximately 2.5 million shares were surrendered. Subsequent to September 29, 2011, approximately 0.2 million of the 1.5 million remaining shares committed by PNC will vest in January 2013 and the remaining 1.3 million will be available to fund future grants of long-term incentive awards.

Stock Options

Options outstanding at September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2010	2,344,734	$105.60
Exercised	(125,595)	$103.84
Forfeited	(2,253)	$167.76

September 30, 2011	2,216,886	$105.64

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 was $12 million.

As of September 30, 2011, the Company had no remaining unrecognized stock-based compensation expense related to unvested stock options.

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

Capital Requirements as of September 30, 2011. At September 30, 2011, the Company was required to maintain approximately $1,195 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and is subject to various regulatory capital requirements administered by the Federal banking agencies), entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers. At September 30, 2011, the Company was in compliance with all applicable regulatory net capital requirements.

14. Capital Stock

Non-voting Participating Preferred Stock

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2011	December 31, 2010
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	38,328,737	57,108,553
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,517,237	2,866,439
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

Stock Repurchase Agreement. On June 1, 2011, BlackRock completed its repurchase of Bank of America’s remaining ownership interest of 13,562,878 Series B Convertible Preferred Shares for $2.545 billion, or $187.65 per share.

Barclays Sale and Conversion. In May 2011, 2,356,750 shares of Series B Convertible Preferred Shares owned by Barclays were automatically converted to shares of common stock upon their disposition.

Institutional Investor Capital Exchange. In September 2011, an institutional investor exchanged 2,860,188 shares of Series B Convertible Preferred Shares for common shares.

PNC Capital Contribution. In September 2011, PNC surrendered approximately 1.3 million shares of BlackRock series C non-voting participating preferred stock to fund certain LTIP awards.

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock	$595	$595	$551	$551
Less:
Dividends distributed to common shares	246	246	190	190
Dividends distributed to participating RSUs	3	3	3	3

Undistributed net income attributable to BlackRock	346	346	358	358
Percentage of undistributed net income allocated to common shares(a)	98.8%	98.8%	98.6%	98.6%

Undistributed net income allocated to common shares	342	342	353	353
Plus:
Common share dividends	246	246	190	190

Net income attributable to common shares	$588	$588	$543	$543

Weighted-average shares outstanding	179,034,837	179,034,837	190,494,905	190,494,905
Dilutive effect of:
Non-participating RSUs		2,225,498		942,113
Stock options		564,994		667,973
Convertible debt		—		221,850

Total diluted weighted-average shares outstanding		181,825,329		192,326,841

Earnings per share attributable to BlackRock, common stockholders	$3.28	$3.23	$2.85	$2.83

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months ended September 30, 2011 and 2010, average outstanding participating securities were 2.2 million and 2.7 million, respectively.

15. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock	$1,782	$1,782	$1,406	$1,406
Less:
Dividends distributed to common shares	760	760	574	574
Dividends distributed to participating RSUs	9	9	8	8

Undistributed net income attributable to BlackRock	1,013	1,013	824	824
Percentage of undistributed net income allocated to common shares(a)	98.8%	98.8%	98.5%	98.5%

Undistributed net income allocated to common shares	1,001	1,001	812	812
Plus:
Common share dividends	760	760	574	574

Net income attributable to common shares	$1,761	$1,761	$1,386	$1,386

Weighted-average shares outstanding	186,187,318	186,187,318	190,385,046	190,385,046
Dilutive effect of:
Non-participating RSUs		1,812,687		869,713
Stock options		741,587		708,430
Convertible debt		51,360		317,490

Total diluted weighted-average shares outstanding		188,792,952		192,280,679

Earnings per share attributable to BlackRock, common stockholders	$9.46	$9.33	$7.28	$7.21

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the nine months ended September 30, 2011 and 2010, average outstanding participating securities were 2.3 million and 2.8 million, respectively.

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

Due to the similarities in terms between BlackRock non-voting participating preferred stock and the Company’s common stock, the Company considers participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding non-voting participating preferred stock and dividends paid for these series in the calculation of average basic and diluted shares outstanding for the three and nine months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, 1,160,753 options were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the three and nine months ended September 30, 2010, 340,526 and zero options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the three and nine months ended September 30, 2010, 1,412,212 and 1,155,977 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. There were no anti-dilutive RSUs for the three and nine months ended September 30, 2011.

16. Income Taxes

In April 2011, New Jersey enacted legislation that changed the calculation of taxes in the state, with the change to be phased in over three years starting in 2012. The legislation resulted in a $52 million non-cash income tax benefit related to the revaluation of certain deferred income tax assets and liabilities.

The three months ended September 30, 2011 included a $129 million non-cash income tax benefit related to the revaluation of certain deferred income tax liabilities, primarily associated with a state tax election and United Kingdom enacted legislation, reducing corporate income taxes.

17. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Equity	$1,078	$958	$3,404	$2,912
Fixed income	419	390	1,227	1,118
Multi-asset class	232	186	676	530
Alternatives	225	245	652	606
Cash management	86	129	298	387

Total investment advisory, administration fees, securities lending revenue and performance fees	2,040	1,908	6,257	5,553
BlackRock Solutions and advisory	117	101	361	328
Distribution fees	23	29	78	89
Other revenue	45	54	158	149

Total revenue	$2,225	$2,092	$6,854	$6,119

17. Segment Information (continued)

The following table illustrates the Company’s total revenue for the three and nine months ended September 30, 2011 and 2010, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2011	2010	2011	2010
Americas	$1,481	$1,395	$4,602	$4,148
Europe	625	576	1,869	1,609
Asia-Pacific	119	121	383	362

Total revenue	$2,225	$2,092	$6,854	$6,119

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment, at September 30, 2011 and December 31, 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	September 30, 2011	December 31, 2010
Americas	$13,149	$13,092
Europe	119	42
Asia-Pacific	74	99

Total long-lived assets	$13,342	$13,233

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

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the largest publicly traded investment management firm. As of September 30, 2011, the Company managed $3.345 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products including passively and actively managed products in various equities, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On June 1, 2011, BlackRock completed its repurchase of Bank of America Corporation’s (“Bank of America”) remaining ownership interest of 13,562,878 Series B Convertible Preferred Shares for $2.545 billion, or $187.65 per share.

On September 30, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
PNC	23.9%	21.0%
Barclays	2.2%	19.7%
Other	73.9%	59.3%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following tables summarize BlackRock’s operating performance for each of the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Variance vs. Three Months Ended September 30, 2010
	2011	2010	Amount	% Change
GAAP basis:
Total revenue	$2,225	$2,092	$133	6%
Total expenses	1,448	1,385	63	5%

Operating income	$777	$707	$70	10%
Operating margin	34.9%	33.8%	1.1%	3%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($87)	$45	($132)	*
Net income attributable to BlackRock, Inc.	$595	$551	$44	8%
Diluted earnings per common share (e)	$3.23	$2.83	$0.40	14%
Effective tax rate	13.7%	26.7%	(13.0%)	(49%)

As adjusted:
Operating income(a)	$849	$737	$112	15%
Operating margin(a)	40.1%	38.4%	1.7%	4%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	($79)	$39	($118)	*
Net income attributable to BlackRock, Inc.(c) (d)	$521	$537	($16)	(3%)
Diluted earnings per common share(c) (d) (e)	$2.83	$2.75	$0.08	3%
Effective tax rate(d)	32.3%	30.8%	1.5%	5%

Other:
Assets under management (end of period)	$3,345,067	$3,446,066	($100,999)	(3%)
Diluted weighted-average common shares outstanding(e)	181,825,329	192,326,841	(10,501,512)	(5%)
Shares outstanding (end of period)	178,861,410	190,246,551	(11,385,141)	(6%)
Book value per share**	$137.81	$133.02	$4.79	4%
Cash dividends declared and paid per share	$1.375	$1.00	$0.375	37.5%

* -	Not applicable.
** -	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

	Nine Months Ended September 30,		Variance vs. Nine Months Ended September 30, 2010
	2011	2010	Amount	% Change
GAAP basis:
Total revenue	$6,854	$6,119	$735	12%
Total expenses	4,413	4,061	352	9%

Operating income	$2,441	$2,058	$383	19%
Operating margin	35.6%	33.6%	2.0%	6%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($95)	$10	($105)	*
Net income attributable to BlackRock, Inc.	$1,782	$1,406	$376	27%
Diluted earnings per common share(e)	$9.33	$7.21	$2.12	29%
Effective tax rate	24.0%	32.0%	(8.0%)	(25%)

As adjusted:
Operating income(a)	$2,551	$2,205	$346	16%
Operating margin(a)	39.6%	38.7%	0.9%	2%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	($92)	$5	($97)	*
Net income attributable to BlackRock, Inc.(c) (d)	$1,681	$1,469	$212	14%
Diluted earnings per common share(c) (d) (e)	$8.80	$7.53	$1.27	17%
Effective tax rate(d)	31.6%	33.5%	(1.9%)	(6%)

Other:
Assets under management (end of period)	$3,345,067	$3,446,066	($100,999)	(3%)
Diluted weighted-average common shares outstanding(e)	188,792,952	192,280,679	(3,487,727)	(2%)
Shares outstanding (end of period)	178,861,410	190,246,551	(11,385,141)	(6%)
Book value per share**	$137.81	$133.02	$4.79	4%
Cash dividends declared and paid per share	$4.125	$3.00	$1.125	37.5%

* -	Not applicable.
** -	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Operating income, GAAP basis	$777	$707	$2,441	$2,058
Non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	3	—	25
General and administration	—	3	—	65

Total BGI integration costs	—	6	—	90
UK lease exit costs	63	—	63	—
PNC LTIP funding obligation	15	15	43	44
Merrill Lynch compensation contribution	2	3	7	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(8)	6	(3)	5

Operating income, as adjusted	849	737	2,551	2,205
Closed-end fund launch costs	—	15	19	15
Closed-end fund launch commissions	—	2	2	2

Operating income used for operating margin measurement	$849	$754	$2,572	$2,222

Revenue, GAAP basis	$2,225	$2,092	$6,854	$6,119
Non-GAAP adjustments:
Distribution and servicing costs	(90)	(105)	(299)	(302)
Amortization of deferred sales commissions	(20)	(26)	(63)	(79)

Revenue used for operating margin measurement	$2,115	$1,961	$6,492	$5,738

Operating margin, GAAP basis	34.9%	33.8%	35.6%	33.6%

Operating margin, as adjusted	40.1%	38.4%	39.6%	38.7%

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

Operating income, as adjusted:

BGI integration costs consisted principally of compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI acquisition from Barclays (the “BGI Transaction”). UK lease exit costs represent costs to exit two locations in London in the third quarter 2011.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that will be funded through the distribution to participants of shares of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution, a portion of which has been received, has been excluded because these charges ultimately do not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of the third quarter 2011.

Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

Management believes that operating income exclusive of these costs is a useful measure in evaluating BlackRock’s operating performance and to help enhance the comparability of this information for the respective reporting periods.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as BGI integration costs, UK lease exit costs, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes the exclusion of such costs is useful because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue earned by the Company. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Non-operating income (expense), GAAP basis	($112)	$78	($121)	$5
Less: Net income (loss) attributable to NCI	(25)	33	(26)	(5)

Non-operating income (expense)(1)	(87)	45	(95)	10
Compensation expense related to (appreciation) depreciation on deferred compensation plans	8	(6)	3	(5)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	($79)	$39	($92)	$5

(1)	Net of net income (loss) attributable to non-controlling interests.

Management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of this information to reporting periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, substantially offsets the gain (loss) on the investments set aside for these plans, management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

Overview (continued)

Financial Highlights

(continued)

(c) Net income attributable to BlackRock, Inc., as adjusted:

Management believes that net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant non-recurring items charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

	Three Months Ended		Nine Months Ended
(Dollar amounts in millions, except per share data)	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to BlackRock, Inc., GAAP basis	$595	$551	$1,782	$1,406
Non-GAAP adjustments, net of tax: (d)
BGI integration costs	—	4	—	59
UK lease exit costs	43	—	43	—
PNC LTIP funding obligation	10	10	29	29
Merrill Lynch compensation contribution	2	2	5	5
Income tax law changes / election	(129)	(30)	(178)	(30)

Net income attributable to BlackRock, Inc., as adjusted	$521	$537	$1,681	$1,469

Allocation of net income attributable to BlackRock, Inc., as adjusted:
Common shares(e)	$515	$530	$1,661	$1,448
Participating restricted stock units	6	7	20	21

Net income attributable to BlackRock, Inc., as adjusted	$521	$537	$1,681	$1,469

Diluted weighted-average common shares outstanding (e)	181,825,329	192,326,841	188,792,952	192,280,679

Diluted earnings per common share, GAAP basis (e)	$3.23	$2.83	$9.33	$7.21

Diluted earnings per common share, as adjusted (e)	$2.83	$2.75	$8.80	$7.53

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on BGI integration costs, UK lease exit costs, PNC LTIP funding obligation and Merrill Lynch compensation contribution.

During the quarter and nine months ended September 30, 2011 and 2010, adjustments primarily related to a state tax election and certain enacted UK tax legislation, which resulted in the re-measurement of certain deferred income tax liabilities, primarily related to acquired indefinite-lived intangible assets. The resulting increase or decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these items will not have a cash flow impact and to ensure comparability of this information to reporting periods.

(d) For the quarters ended September 30, 2011 and 2010, non-GAAP adjustments were tax effected at 31.7% and 30.8%, respectively, reflecting a blended rate applicable to the adjustments. For the nine months ended September 30, 2011 and 2010, non-GAAP adjustments were tax effected at 32.0% and 33.5%, respectively.

(e) Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification 260-10, Earnings per Share. For the quarters ended September 30, 2011 and 2010 average outstanding participating securities were 2.2 million and 2.7 million, respectively.

Overview (continued)

Financial Highlights

(continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. The Company provides a wide array of products, including passively and actively managed equities, fixed income, multi-asset class, cash management and alternatives. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds, and funds of funds to its diverse global clientele. BlackRock provides global advisory services for investment funds and other non-U.S. retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives.

In the United States retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded funds for institutional, retail and high net worth investors. There are 490 iShares globally across equities, fixed income and commodities, which trade like common stocks on 20 exchanges worldwide. iShares AUM totaled $547.5 billion at September 30, 2011. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement that runs until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or percentages of committed capital during investment periods of certain alternative products and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts, purchases and redemptions of investment fund shares and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

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

BlackRock builds upon its leadership position to meet the growing need for investment and risk management solutions. Through its scale and diversity of products, it is able to provide its clients with customized solutions including fiduciary outsourcing for liability-driven investments and overlay strategies for pension plan sponsors, balance sheet management and related services for insurance companies and target date and target return funds, as well as asset allocation portfolios, for retail investors. BlackRock is also able to service these clients via its Aladdin platform to provide risk management and other outsourcing services for institutional investors and custom and tailored solutions to address complex risk exposures.

The Company earns fees for transition management services comprised of agency commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of its customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

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

•

Distribution and servicing costs, which are generally AUM driven, include payments made to Merrill Lynch-affiliated entities under a global distribution agreement, to PNC and Barclays, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

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

•

General and administration expenses include marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses, including foreign currency remeasurement costs.

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

Assets Under Management

by Asset Class

				Variance vs.
(Dollar amounts in millions)	September 30, 2011	June 30, 2011	September 30, 2010(1)	June 30, 2011	September 30, 2010
Equity:
Active	$266,047	$333,237	$317,367	(20%)	(16%)
Institutional index	790,328	939,079	845,671	(16%)	(7%)
iShares	384,821	476,604	400,007	(19%)	(4%)
Fixed income:
Active	620,139	612,553	611,095	1%	1%
Institutional index	443,018	438,424	426,932	1%	4%
iShares	141,865	134,695	129,930	5%	9%
Multi-asset class	215,183	231,256	170,608	(7%)	26%
Alternatives	109,392	113,262	105,742	(3%)	3%

Long-term	2,970,793	3,279,110	3,007,352	(9%)	(1%)
Cash management	244,663	247,219	283,710	(1%)	(14%)

Sub-total	3,215,456	3,526,329	3,291,062	(9%)	(2%)
Advisory(2)	129,611	132,819	155,004	(2%)	(16%)

Total	$3,345,067	$3,659,148	$3,446,066	(9%)	(3%)

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2011.

(Dollar amounts in millions)	June 30,	Net subscriptions	Market appreciation	Foreign	September 30,
	2011	(redemptions)(1)	(depreciation)	exchange(2)	2011
Equity:
Active	$333,237	($8,017)	($55,720)	($3,453)	$266,047
Institutional index	939,079	7,763	(149,064)	(7,450)	790,328
iShares	476,604	2,046	(87,822)	(6,007)	384,821
Fixed income:
Active	612,553	(4,825)	16,325	(3,914)	620,139
Institutional index	438,424	(16,351)	25,217	(4,272)	443,018
iShares	134,695	7,204	2,286	(2,320)	141,865
Multi-asset class	231,256	2,926	(14,201)	(4,798)	215,183
Alternatives	113,262	(359)	(3,136)	(375)	109,392

Long-term	3,279,110	(9,613)	(266,115)	(32,589)	2,970,793
Cash management	247,219	573	(285)	(2,844)	244,663

Sub-total	3,526,329	(9,040)	(266,400)	(35,433)	3,215,456
Advisory(3)	132,819	(1,151)	811	(2,868)	129,611

Total	$3,659,148	($10,191)	($265,589)	($38,301)	$3,345,067

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $314.1 billion to $3.345 trillion at September 30, 2011 from $3.659 trillion at June 30, 2011, driven largely by $303.9 billion of market and foreign exchange valuation declines.

Net market depreciation of $265.6 billion included depreciation of $292.6 billion in equity products resulting from the decline in global equity markets and $14.2 billion in multi-asset class products, primarily in global asset allocation and target date funds. These market losses were partially offset by net appreciation in fixed income products of $43.8 billion, predominately in local currency and U.S. fixed income mandates.

The $38.3 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the euro, pound sterling and Canadian dollar, partially offset by the weakening of the U.S. dollar against the Japanese yen.

Total Net Subscriptions (Redemptions). Total net redemptions of $10.2 billion reflected net redemptions of $19.2 billion from institutional clients and $1.8 billion from retail and high net worth clients, which were partially offset by subscriptions of $10.8 billion from iShares clients.

Long-term Net Subscriptions (Redemptions). Net redemptions in long-term mandates of $9.6 billion reflected outflows of: (a) $16.4 billion in institutional index fixed income products, concentrated in local currency strategies, (b) $12.8 billion of outflows from active equity, largely related to fundamental and scientific active equity mandates, and active fixed income products, primarily U.S. core and targeted duration strategies and (c) $0.4 billion in alternatives net outflows including $1.9 billion from currency products outflows, partially offset by net inflows in commodity iShares. Redemptions were partially offset by net subscriptions of (a) $9.3 billion in equity and fixed income iShares, concentrated in global strategies for equity iShares, and sector-specific and targeted duration strategies for fixed income iShares, (b) $7.8 billion of inflows in institutional index equity products, concentrated in regional/country strategies and (c) $2.9 billion in multi-asset class products, reflecting ongoing strength in global asset allocation and target date products.

Assets Under Management (continued)

Cash Management Net Subscriptions. Cash management net inflows of $0.6 billion were comprised of inflows from clients concentrated in government and offshore funds. Net inflows were substantially offset by net outflows in prime products from domestic institutional clients.

Advisory Net Redemptions. Advisory AUM outflows of $1.2 billion were driven by net wins, which were more than offset by disbursements from planned portfolio liquidations.

The following table presents the component changes in BlackRock’s AUM for the nine months ended September 30, 2011.

	December 31,	Net subscriptions	BGI merger- related	Market appreciation	Foreign	September 30,
(Dollar amounts in millions)	2010	(redemptions)(1)	outflows(2)	(depreciation)	exchange(3)	2011
Equity:
Active	$334,532	($14,643)	($6,943)	($47,400)	$501	$266,047
Institutional index	911,775	10,231	(20,630)	(111,947)	899	790,328
iShares	448,160	15,765	—	(76,853)	(2,251)	384,821
Fixed income:
Active	592,303	(3,316)	(413)	31,116	449	620,139
Institutional index	425,930	(17,965)	(113)	31,624	3,542	443,018
iShares	123,091	15,831	—	3,400	(457)	141,865
Multi-asset class	185,587	38,543	—	(7,828)	(1,119)	215,183
Alternatives	109,738	(921)	(152)	358	369	109,392

Long-term	3,131,116	43,525	(28,251)	(177,530)	1,933	2,970,793
Cash management	279,175	(33,789)	—	111	(834)	244,663

Sub-total	3,410,291	9,736	(28,251)	(177,419)	1,099	3,215,456
Advisory(4)	150,677	(19,759)	—	760	(2,067)	129,611

Total	$3,560,968	($10,023)	($28,251)	($176,659)	($968)	$3,345,067

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $215.9 billion, or 6%, to $3.345 trillion at September 30, 2011, from $3.561 trillion at December 31, 2010. The decrease in AUM primarily was attributable to $177.6 billion in market and foreign exchange valuation declines, $33.8 billion of cash management net outflows, $28.3 billion of BGI merger-related outflows, and $19.8 billion of advisory distributions, partially offset by $43.5 billion of net subscriptions in long-term products excluding merger-related outflows.

Net market depreciation of $176.7 billion included $236.2 billion in equity products resulting from the decline in global equity markets and $7.8 billion in multi-asset class products primarily global asset allocation funds, partially offset by $66.1 billion of appreciation in fixed income products, primarily U.S. and local currency products.

The $1.0 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the Canadian dollar and pound sterling, substantially offset by the weakening of the U.S. dollar against the Japanese yen.

Assets Under Management (continued)

Net Subscriptions (Redemptions). Total net redemptions of $38.3 billion, including BGI merger-related outflows of $28.3 billion, for the nine months ended September 30, 2011 included net redemptions of $85.2 billion from institutional clients, partially offset by net subscriptions of $32.8 billion from iShares clients and $14.1 billion from retail (primarily U.S.) and high net worth clients.

Long-term Net Subscriptions (Redemptions) excluding BGI merger-related outflows. Net subscriptions in long-term mandates of $43.5 billion were the result of net subscriptions of: (a) $38.5 billion in multi-asset class products, reflecting strong demand for fiduciary management services, asset allocation products and target-date funds (including LifePath portfolios), (b) $15.8 billion of net inflows in fixed income iShares, concentrated in U.S. sector-specific and U.S. target duration products, (c) $15.8 billion in equity iShares net inflows concentrated in global and regional/country strategies and (d) $10.2 billion of inflows in institutional index equity, concentrated in regional/country strategies. These subscriptions were partially offset by net redemptions of (a) $18.0 billion in institutional index fixed income products, concentrated in local currency strategies, (b) $17.9 billion of combined outflows across various global active equity strategies and fixed income strategies, partially offset by inflows in sector specific strategies and (c) $0.9 billion of outflows from alternatives including $3.8 billion from currency products, partially offset by net inflows in various single strategy hedge funds and commodity iShares.

Cash Management Net Redemptions. Cash management net outflows of $33.8 billion were substantially from institutional clients concentrated in prime strategies.

Advisory Net Redemptions. Advisory AUM outflows of $19.8 billion were driven by disbursements from planned portfolio liquidations.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended September 30, 2011.

(Dollar amounts in millions)	September 30, 2010 (1)	Net subscriptions (redemptions)(2)	BGI merger- related outflows(3)	Acquisition/ reclassifications(4)	Market appreciation (depreciation)	Foreign exchange(5)	September 30, 2011
Equity:
Active	$317,367	($10,683)	($19,402)	($3,920)	($18,528)	$1,213	$266,047
Institutional index	845,671	15,062	(36,967)	(528)	(35,975)	3,065	790,328
iShares	400,007	30,646	—	—	(43,774)	(2,058)	384,821
Fixed income:
Active	611,095	(5,987)	(957)	(3,923)	19,321	590	620,139
Institutional index	426,932	(11,226)	(9,479)	7,374	23,561	5,856	443,018
iShares	129,930	12,321	—	—	272	(658)	141,865
Multi-asset class	170,608	44,602	—	3,550	(2,245)	(1,332)	215,183
Alternatives	105,742	(2,979)	(184)	—	6,061	752	109,392

Long-term	3,007,352	71,756	(66,989)	2,553	(51,307)	7,428	2,970,793
Cash management	283,710	(32,981)	—	(4,852)	84	(1,298)	244,663

Sub-total	3,291,062	38,775	(66,989)	(2,299)	(51,223)	6,130	3,215,456
Advisory(6)	155,004	(24,936)	(10)	—	763	(1,210)	129,611

Total	$3,446,066	$13,839	($66,999)	($2,299)	($50,460)	$4,920	$3,345,067

(1)	Data reflects the reclassification of prior period AUM to the current period presentation.
(2)	Amounts include distributions representing return of capital and return on investment to investors.
(3)	Amounts include outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.
(4)	Amounts include acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

AUM decreased $101.0 billion, or 3%, to $3.345 trillion at September 30, 2011 from $3.446 trillion at September 30, 2010. The decrease in AUM primarily was attributable to $67.0 billion of BGI merger-related outflows, $50.5 billion in market depreciation, $33.0 billion of cash management net outflows and $24.9 billion of advisory distributions and net outflows, partially offset by $71.8 billion of net subscriptions in long-term products excluding merger-related outflows and a $4.9 billion increase due to foreign exchange movements.

Net market depreciation of $50.5 billion included $98.3 billion in equity products due to a decline in global equity markets and $2.2 billion in multi-asset class products, primarily in global asset allocation funds, partially offset by $43.2 billion of appreciation in fixed income products, primarily U.S. and local currency fixed income products and $6.1 billion in alternative products, primarily precious metal commodity products.

The $4.9 billion increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the Japanese yen, partially offset by the strengthening of the U.S. dollar against the pound sterling and euro.

Net Subscriptions (Redemptions). Total net redemptions of $53.2 billion, including BGI merger-related outflows of $67.0 billion, for the twelve months ended September 30, 2011, included net redemptions of $117.9 billion from institutional clients, partially offset by net subscriptions of $46.2 billion from iShares clients and $18.5 billion from retail and high net worth clients.

Long-term Net Subscriptions (Redemptions) excluding BGI merger-related outflows. Net subscriptions in long-term mandates of $71.8 billion resulted from net subscriptions of: (a) $44.6 billion in multi-asset class products, reflecting strong demand for fiduciary management services, asset allocation products and target-date funds (including LifePath portfolios), (b) $30.6 billion of inflows in equity iShares, which were primarily related to regional/country, U.S. equity and global strategies, (c) $15.1 billion in equity institutional index products in global strategies and (d) $12.3 billion of inflows in fixed income iShares across all strategies. These inflows were partially offset by net redemptions of: (a) $16.7 billion of combined outflows across various active equity strategies, primarily U.S. equity products, and fixed income strategies, primarily U.S. core and targeted duration products, (b) $11.2 billion of outflows in institutional index fixed income products related to local currency and U.S. core strategies and (c) $3.0 billion in alternatives primarily related to currency and real estate products partially offset by net inflows from commodity iShares and single strategy hedge funds.

Cash Management Net Redemptions. Cash management net outflows of $33.0 billion were substantially all from institutional clients concentrated in prime strategies.

Advisory Net Redemptions. Advisory AUM outflows of $24.9 billion were driven by disbursements from planned portfolio liquidations.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010

Operating Income and Operating Margin Overview

GAAP

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	%
Revenue	$2,225	$2,092	$133	6%
Expenses	1,448	1,385	63	5%

Operating income	$777	$707	$70	10%

Operating margin	34.9%	33.8%	1.1%	3%

Operating income totaled $777 million for the three months ended September 30, 2011, an increase of $70 million from operating income for the three months ended September 30, 2010. The Company’s operating margin was 34.9% for the three months ended September 30, 2011, compared with 33.8% for the three months ended September 30, 2010.

The increase in operating income and operating margin for the three months ended September 30, 2011 was attributable to the $133 million increase in revenue, primarily related to an increase in base fees associated with the growth in long-term average AUM, which included the benefit of higher average markets and the benefit of net new business, and an increase in BlackRock Solutions and advisory revenue, primarily reflecting additional Aladdin mandates and advisory assignments, and a decline in closed-end fund launch costs of $17 million associated with the August 2010 launch of the Build America Bond Trust Fund. The increase in operating income and operating margin was partially offset by a $63 million net increase in operating expenses, which included $63 million of UK lease exit costs related to the Company’s exit from two London locations, and a decline in performance fees.

As Adjusted

	Three Months Ended September 30,
			Variance
(Dollar amounts in millions)	2011	2010	Amount	%
Revenue	$2,225	$2,092	$133	6%
Expenses	1,376	1,355	21	2%

Operating income(1)	$849	$737	$112	15%

Operating margin(1)	40.1%	38.4%	1.7%	4%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income, as adjusted, totaled $849 million for the three months ended September 30, 2011, which was an increase of $112 million, from $737 million of operating income, as adjusted, for the three months ended September 30, 2010. The Company’s operating margin, as adjusted, was 40.1% for the three months ended September 30, 2011, compared with 38.4% for the three months ended September 30, 2010.

The increase in operating income and operating margin, as adjusted, for the three months ended September 30, 2011 was attributable to the $133 million increase in revenue discussed above. This increase in operating income, as adjusted, was partially offset by a decline in performance fees of $23 million and a $21 million net increase in operating expenses. The increase in operating expenses reflected business growth, including an increase in the number of employees, and expenses which vary with AUM growth, including direct fund expenses. The increase in operating expenses was partially offset by a decline in closed-end fund launch costs of $17 million associated with the August 2010 launch of the Build America Bond Trust Fund.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Revenue

	Three Months Ended September 30,
			Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	%
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$483	$443	$40	9%
Institutional index	117	98	19	19%
iShares	454	405	49	12%
Fixed income:
Active	281	266	15	6%
Institutional index	47	44	3	7%
iShares	81	70	11	16%
Multi-asset class	226	183	43	23%
Alternatives(2)	174	156	18	12%

Long-term	1,863	1,665	198	12%
Cash management	86	129	(43)	(33%)

Total	1,949	1,794	155	9%
Investment advisory performance fees:
Equity	24	12	12	100%
Fixed income	10	10	—	—%
Multi-asset class	6	3	3	100%
Alternatives	51	89	(38)	(43%)

Total	91	114	(23)	(20%)
BlackRock Solutions and advisory	117	101	16	16%
Distribution fees	23	29	(6)	(21%)
Other revenue	45	54	(9)	(17%)

Total revenue	$2,225	$2,092	$133	6%

(1)	Certain prior period information has been reclassified to conform to current period presentation.
(2)	Amounts include commodity iShares.

Total revenue for the three months ended September 30, 2011 increased $133 million, or 6%, to $2,225 million from $2,092 million for the three months ended September 30, 2010. The increase reflected a $155 million net increase in total investment advisory, administration fees and securities lending revenue reflecting growth in average long-term AUM and a $16 million increase in BlackRock Solutions and advisory revenue reflecting additional Aladdin mandates and advisory assignments, partially offset by a $23 million decrease in performance fees primarily reflecting lower performance fees from opportunistic funds and other hedge funds.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010

(continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue increased $155 million to $1,949 million for the three months ended September 30, 2011, from $1,794 million for the three months ended September 30, 2010. The increase in fees reflected growth in average long-term AUM, which included the benefit of higher average markets and the benefit of net new business, partially offset by a decline in fees from cash management products due to lower average AUM and higher fee waivers. Securities lending fees were $88 million for the three months ended September 30, 2011 compared with $72 million for the three months ended September 30, 2010, reflecting an increase in average balances of securities on loan and higher rates.

The below table lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Three Months Ended September 30,		Mix of Average AUM by Asset Class(2) September 30,
	2011	2010(1)	2011	2010(1)
Equity:
Active	26%	25%	9%	10%
Institutional index	6%	5%	26%	25%
iShares	23%	23%	13%	12%
Fixed income:
Active	14%	15%	18%	19%
Institutional index	2%	2%	13%	13%
iShares	4%	4%	4%	4%
Multi-asset class	12%	10%	7%	5%
Alternatives	9%	9%	3%	3%

Long-term	96%	93%	93%	91%
Cash management	4%	7%	7%	9%

Total excluding advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a two point average of quarter-end spot AUM.

For the three months ended September 30, 2011, institutional index equity and fixed income was 39% of total average AUM; however, base fees earned on these assets represented only 8% of total base fees.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Revenue (continued)

Performance Fees

	Three Months Ended September 30,
			Variance
(Dollar amounts in millions)	2011	2010	Amount	%
Equity	$24	$12	$12	100%
Fixed income	10	10	—	—%
Multi-asset class	6	3	3	100%
Alternatives	51	89	(38)	(43%)

Total	$91	$114	($23)	(20%)

Investment advisory performance fees of $91 million for the three months ended September 30, 2011 declined $23 million from the three months ended September 30, 2010 primarily reflecting lower performance fees from opportunistic funds and other hedge funds, partially offset by strong relative performance resulting in higher performance fees from international equity strategies.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue for the three months ended September 30, 2011 increased $16 million, or 16%, from the three months ended September 30, 2010. The increase primarily reflected additional Aladdin mandates and advisory assignments.

Distribution Fees. Distribution fees of $23 million for the three months ended September 30, 2011 decreased $6 million from $29 million in the three months ended September 30, 2010, primarily resulting from lower sales and AUM in certain share classes of BlackRock Funds.

Other Revenue. The $9 million decrease in other revenue largely resulted from lower transition management service fees.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Expenses

	Three Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$771	$774	($3)	—%
Distribution and servicing costs	90	105	(15)	(14%)
Amortization of deferred sales commissions	20	26	(6)	(23%)
Direct fund expenses	139	124	15	12%
General and administration	389	316	73	23%
Amortization of intangible assets	39	40	(1)	(3%)

Total expenses, GAAP	$1,448	$1,385	$63	5%

Total expenses, GAAP	$1,448	$1,385	$63	5%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	3	(3)	(100%)
General and administration	—	3	(3)	(100%)

Total BGI integration costs	—	6	(6)	(100%)
UK lease exit costs	63	—	63	*
PNC LTIP funding obligation	15	15	—	—%
Merrill Lynch compensation contribution	2	3	(1)	(33%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(8)	6	(14)	*

Total non-GAAP expense adjustments	72	30	42	140%

Total expenses, as adjusted	$1,376	$1,355	$21	2%

*	– Not applicable.

Total GAAP expenses increased $63 million, or 5%, to $1,448 million for the three months ended September 30, 2011 from $1,385 million for the three months ended September 30, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately do not affect the Company’s book value, total expenses, as adjusted, increased $21 million, or 2%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, direct fund expenses and general and administration expenses, partially offset by a reduction in distribution and servicing costs.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$771	$774	($3)	—%
Less non-GAAP expense adjustments:
BGI integration costs	—	3	(3)	(100%)
PNC LTIP funding obligation	15	15	—	—%
Merrill Lynch compensation contribution	2	3	(1)	(33%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(8)	6	(14)	*

Total non-GAAP expense adjustments	9	27	(18)	(67%)

Employee compensation and benefits, as adjusted	$762	$747	$15	2%

*	– Not applicable.

Employee compensation and benefits expense decreased $3 million to $771 million for the three months ended September 30, 2011 from $774 million for the three months ended September 30, 2010. Employees at September 30, 2011 totaled approximately 10,200 compared with approximately 8,900 at September 30, 2010.

Employee compensation and benefits, as adjusted, increased $15 million primarily driven by a $42 million increase in base salaries and a $25 million increase in benefits and employer payroll taxes, partially offset by a $53 million decrease in incentive compensation. The increase in base salaries was due to higher headcount and base salary levels.

Distribution and Servicing Costs. Distribution and servicing costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $15 million decrease was driven by a decline in cash management-related costs due to lower average AUM.

Distribution and servicing costs for the three months ended September 30, 2011 included $46 million of costs attributable to Bank of America/Merrill Lynch and affiliates compared with $65 million in the three months ended September 30, 2010. Distribution and servicing costs related to other third parties, including PNC and Barclays, increased $4 million to $44 million for the three months ended September 30, 2011 from $40 million for the three months ended September 30, 2010 due to an expansion of distribution platforms and higher long-term average AUM.

Direct Fund Expenses. Direct fund expenses increased $15 million reflecting growth in iShares where BlackRock pays certain non-advisory expenses of the funds.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Expenses (continued)

General and Administration Expenses

	Three Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	%
General and administration expenses, GAAP:
Marketing and promotional	$72	$77	($5)	(6%)
Closed-end fund launch costs	—	15	(15)	(100%)
Occupancy and office related	148	74	74	100%
Portfolio services	51	45	6	13%
Technology	36	37	(1)	(3%)
Professional services	37	21	16	76%
Communications	10	12	(2)	(17%)
Other general and administration	35	35	—	—%

Total general and administration expenses, GAAP	$389	$316	$73	23%

Less non-GAAP adjustments:
Occupancy and office related	$63	$—	$63	*
Marketing and promotional	—	2	(2)	(100%)
Other general and administration	—	1	(1)	(100%)

Total non-GAAP adjustments	$63	$3	$60	*

General and administration expenses, as adjusted:
Marketing and promotional	$72	$75	($3)	(4%)
Closed-end fund launch costs	—	15	(15)	(100%)
Occupancy and office related	85	74	11	15%
Portfolio services	51	45	6	13%
Technology	36	37	(1)	(3%)
Professional services	37	21	16	76%
Communications	10	12	(2)	(17%)
Other general and administration	35	34	1	3%

Total general and administration expenses, as adjusted	$326	$313	$13	4%

*	– Not applicable.
(1)	Prior period data reflects certain reclassifications to conform to the current period presentation.

General and Administration Expenses, GAAP. General and administration expenses increased $73 million, or 23%, to $389 million for the three months ended September 30, 2011 from $316 million for the three months ended September 30, 2010. Higher occupancy (including UK lease exit costs) and professional services contributed to the overall net increase in general and administration expenses. The increases in general and administration expenses were partially offset by lower closed-end fund launch costs of $15 million associated with the August 2010 launch of the Build America Bond Trust Fund.

Non-GAAP Adjustments. General and administration expenses for the three months ended September 30, 2011 and 2010 included $63 million of UK lease exit costs related to the Company’s exit from two London locations and $3 million of BGI integration costs related to marketing and promotional and other general and administration expenses, respectively.

General and Administration Expenses, as Adjusted. Excluding the UK lease exit costs and BGI integration costs, general and administration expenses, as adjusted, of $326 million, increased $13 million, or 4%, for the three months ended September 30, 2011 from $313 million for the three months ended September 30, 2010. Higher professional services and occupancy and office-related expenses contributed to the overall net increase in general and administration expenses, partially offset by a $15 million decline in closed-end fund launch costs discussed above.

Non-operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,
(Dollar amounts in millions)	2011	2010	$ Change
Non-operating income (expense), GAAP basis	($112)	$78	($190)
Less: Net income (loss) attributable to NCI(1)	(25)	33	(58)

Non-operating income (expense)(2)	(87)	45	(132)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	8	(6)	14

Non-operating income (expense), as adjusted(2)	($79)	$39	($118)

(1)	Amount includes a $16 million loss and a $12 million gain attributable to consolidated variable interest entities for the three months ended September 30, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
(Dollar amounts in millions)	2011	2010	$ Change
Net gain (loss) on investments(1)
Private equity	($4)	$20	($24)
Real estate	4	11	(7)
Distressed credit/mortgage funds	(27)	25	(52)
Hedge funds/funds of hedge funds	(9)	4	(13)
Other investments(2)	(6)	6	(12)

Sub-total	(42)	66	(108)
Investments related to deferred compensation plans	(8)	6	(14)

Total net gain (loss) on investments	(50)	72	(122)
Interest and dividend income	12	10	2
Interest expense	(49)	(37)	(12)

Net interest expense	(37)	(27)	(10)

Total non-operating income (expense)(1)	(87)	45	(132)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	8	(6)	14

Non-operating income (expense), as adjusted(1)	($79)	$39	($118)

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amount includes net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating expense for the three months ended September 30, 2011 included $50 million of net negative marks primarily on distressed credit/mortgage funds, hedge funds and private equity fund co-investments and $37 million of net interest expense. Net interest expense reflected the $1.5 billion May 2011 long-term debt issuance in connection with the repurchase of Bank of America’s remaining ownership interest in BlackRock.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010

Income Tax Expense

	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$690	$752	(8%)	$770	$776	(1%)
Income tax expense	$95	$201	(53%)	$249	$239	4%

Effective tax rate	13.7%	26.7%		32.3%	30.8%

(1)	Net of net income (loss) attributable to non-controlling interests.

Income tax expense decreased $106 million for the three months ended September 30, 2011 from the three months ended September 30, 2010.

The GAAP effective tax rates for both periods included non-cash benefits associated with revaluation of certain deferred tax liabilities which have been excluded from the as adjusted results. The three months ended September 30, 2011 included $129 million of non-cash benefits primarily due to a state tax election and tax legislation enacted in the United Kingdom. The three months ended September 30, 2010 included a $30 million non-cash benefit associated with tax legislation enacted in the United Kingdom.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$777	$707	10%	$849	$737	15%
Non-operating income (expense)(1)	(87)	45	*	(79)	39	*
Income tax expense	(95)	(201)	53%	(249)	(239)	(4%)

Net income attributable to BlackRock, Inc.	$595	$551	8%	$521	$537	(3%)

% attributable to common shares	98.8%	98.6%		98.8%	98.6%
Net income attributable to common shares	$588	$544	8%	$515	$530	(3%)
Diluted weighted-average common shares outstanding(2)	181,825,329	192,326,841	(5%)	181,825,329	192,326,841	(5%)

Diluted EPS components:
Operating income	$2.85	$2.52	13%	$3.12	$2.61	20%
Non-operating income (expense)(1)	(0.32)	0.16	*	(0.29)	0.14	*
Net income tax benefit	0.70	0.15	367%	—	—	*

Diluted earnings per common share	$3.23	$2.83	14%	$2.83	$2.75	3%

*	– Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are not included as they are deemed to be participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding that results in an increase to the percentage of net income attributable to common shares. In addition, non-voting preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share.

GAAP. Net income attributable to BlackRock, Inc. for the three months ended September 30, 2011 included operating income of $777 million, or $2.85 per diluted common share, non-operating expense, less net income (loss) attributable to non-controlling interests, of $87 million, or $0.32 per diluted common share, and $129 million, or $0.70 per diluted common share, of non-cash tax benefits primarily due to a state tax election and enacted UK tax legislation. Net income attributable to BlackRock, Inc. totaled $595 million, or $3.23 per diluted common share, for the three months ended September 30, 2011, which was an increase of $44 million, or $0.40 per diluted common share from the three months ended September 30, 2010. In addition, EPS for the three months ended September 30, 2011 reflected a benefit of $0.16 from the June 2011 repurchase of Bank of America’s remaining ownership interest.

Operating results for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $595 million for the three months ended September 30, 2011 included the after-tax effect of UK lease exit costs of $43 million, the after-tax effect of the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $10 million and the after-tax effect of an expected contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees. BlackRock received a majority of the PNC capital contribution in September 2011 upon certain LTIP awards vesting and received a portion of the Merrill Lynch contribution in 2010 and 2011. See Note 12, Stock-Based Compensation, for information on additional awards to be funded by PNC. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of the third quarter 2011. Net income for the three months ended September 30, 2011 included $129 million of non-cash net income tax benefits due to a state tax election and enacted UK tax legislation.

Net income attributable to BlackRock, Inc. of $551 million for the three months ended September 30, 2010 included the above mentioned after-tax effect of the portion of certain LTIP awards, the after-tax effect of the BGI integration costs of $4 million and certain compensation for former MLIM employees of $2 million to be funded through a cash contribution by Merrill Lynch. Net income for the three months ended September 30, 2010 included a $30 million decrease in income taxes related to tax legislation enacted in the United Kingdom, which resulted in a revaluation of certain deferred tax liabilities primarily related to acquired indefinite-lived intangible assets. In addition, net income included the effect of favorable tax rulings, a portion of which was attributable to the first half of 2010, and the resolution of certain outstanding tax positions.

As Adjusted. Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $2.83 for the three months ended September 30, 2011 increased $0.08, or 3%, from the three months ended September 30, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the three months ended September 30, 2011 included operating income of $849 million, or $3.12 per diluted common share and non-operating expense, less net income (loss) attributable to non-controlling interests, of $79 million, or $0.29 per diluted common share.

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

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Operating Income and Operating Margin Overview

GAAP

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$6,854	$6,119	$735	12%
Expenses	4,413	4,061	352	9%

Operating income	$2,441	$2,058	$383	19%

Operating margin	35.6%	33.6%	2.0%	6%

The increase in operating income and operating margin for the nine months ended September 30, 2011 was attributable to the $735 million increase in revenue primarily due to higher base fees associated with the growth in long-term average AUM, which included the benefit of higher average markets and the benefit of net new business, higher BlackRock Solutions and advisory revenue, performance fees and other revenue. The increase was partially offset by a $352 million net increase in operating expenses related to business growth including an increase in the number of employees, higher marketing and promotional costs, professional fees and average AUM growth, which affects certain expenses, including direct fund expenses.

In addition, operating income and operating margin for the nine months ended September 30, 2011 included $63 million of UK lease exit costs related to the Company’s exit from two London locations. Operating income and operating margin for the nine months ended September 30, 2010 included $90 million of BGI integration costs. The integration expenses are not part of BlackRock’s on-going business and were principally comprised of compensation expense, legal fees, occupancy costs, marketing and promotional and consulting expenses.

As Adjusted

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$6,854	$6,119	$735	12%
Expenses	4,303	3,914	389	10%

Operating income(1)	$2,551	$2,205	$346	16%

Operating margin(1)	39.6%	38.7%	0.9%	2%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increase in operating income and operating margin, as adjusted, for the nine months ended September 30, 2011 was attributable to the $735 million increase in revenue, discussed above. The increase was partially offset by a $389 million net increase in operating expenses related to business growth including an increase in the number of employees, higher marketing and promotional costs, professional fees and average AUM growth, which affects certain expenses, including direct fund expenses.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Revenue

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	%
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,530	$1,364	$166	12%
Institutional index	376	314	62	20%
iShares	1,417	1,199	218	18%
Fixed income:
Active	826	777	49	6%
Institutional index	155	118	37	31%
iShares	229	191	38	20%
Multi-asset class	674	524	150	29%
Alternatives(2)	528	465	63	14%

Long-term	5,735	4,952	783	16%
Cash management	298	387	(89)	(23%)

Total	6,033	5,339	694	13%

Investment advisory performance fees:
Equity	81	35	46	131%
Fixed income	17	32	(15)	(47%)
Multi-asset class	2	6	(4)	(67%)
Alternatives	124	141	(17)	(12%)

Total	224	214	10	5%

BlackRock Solutions and advisory	361	328	33	10%
Distribution fees	78	89	(11)	(12%)
Other revenue	158	149	9	6%

Total revenue	$6,854	$6,119	$735	12%

(1)	Certain prior period information has been reclassified to conform to current period presentation.
(2)	Amounts include commodity iShares.

The $735 million increase in total revenue resulted from a $694 million increase in total investment advisory, administration fees and securities lending revenue primarily due to growth in average AUM, a $33 million increase in BlackRock Solutions and advisory revenue largely due to additional Aladdin mandates and a $10 million increase in performance fees primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds. The increase in total revenue was partially offset by an $11 million decrease in distribution fees.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenues increased $694 million to $6,033 million for the nine months ended September 30, 2011, from $5,339 million for the nine months ended September 30, 2010, primarily related to growth in average long-term AUM, which included the benefit of higher average markets and the benefit of net new business, partially offset by a decline in fees from cash management products due to lower average AUM and higher fee waivers. Securities lending fees were $294 million for the nine months ended September 30, 2011 compared with $247 million for the nine months ended September 30, 2010, reflecting an increase in average balances of securities on loan and higher rates.

The below table lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Nine Months Ended September 30,		Mix of Average AUM by Asset Class(2) September 30,
	2011	2010(1)	2011	2010(1)
Equity:
Active	25%	26%	9%	10%
Institutional index	6%	6%	26%	25%
iShares	23%	22%	13%	12%
Fixed income:
Active	14%	15%	18%	19%
Institutional index	3%	2%	13%	12%
iShares	4%	4%	4%	4%
Multi-asset class	11%	10%	6%	5%
Alternatives	9%	9%	3%	3%

Long-term	95%	94%	92%	90%
Cash management	5%	6%	8%	10%

Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a four point average of quarter-end spot AUM.

For the nine months ended September 30, 2011, institutional index equity and fixed income was 39% of total average AUM; however, base fees earned on these assets represented only 9% of total base fees.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Revenue (continued)

Performance Fees

	Nine Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	%
Equity	$81	$35	$46	131%
Fixed income	17	32	(15)	(47%)
Multi-asset class	2	6	(4)	(67%)
Alternatives	124	141	(17)	(12%)

Total	$224	$214	$10	5%

Investment advisory performance fees increased $10 million, or 5%, to $224 million for the nine months ended September 30, 2011 from $214 million for the nine months ended September 30, 2010, primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds on regional/country and global equity strategies, funds of hedge funds and multi-strategy hedge funds, partially offset by decreases in performance fees from opportunistic funds, U.S. core fixed income strategies and single strategy equity and fixed income hedge funds.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue for the nine months ended September 30, 2011 increased $33 million, or 10% from the nine months ended September 30, 2010. The increase in BlackRock Solutions and advisory revenue was primarily due to additional Aladdin mandates.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Expenses

	Nine Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	%
Expenses:
Employee compensation and benefits	$2,425	$2,256	$169	7%
Distribution and servicing costs	299	302	(3)	(1%)
Amortization of deferred sales commissions	63	79	(16)	(20%)
Direct fund expenses	435	359	76	21%
General and administration	1,074	945	129	14%
Amortization of intangible assets	117	120	(3)	(3%)

Total expenses, GAAP	$4,413	$4,061	$352	9%

Total expenses, GAAP	$4,413	$4,061	$352	9%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	25	(25)	(100%)
General and administration	—	65	(65)	(100%)

Total BGI integration costs	—	90	(90)	(100%)
UK lease exit costs	63	—	63	*
PNC LTIP funding obligation	43	44	(1)	(2%)
Merrill Lynch compensation contribution	7	8	(1)	(13%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	5	(8)	*

Total non-GAAP expense adjustments	110	147	(37)	(25%)

Total expenses, as adjusted	$4,303	$3,914	$389	10%

*	– Not applicable.

Total GAAP expenses increased $352 million, or 9%, to $4,413 million for the nine months ended September 30, 2011 from $4,061 million for the nine months ended September 30, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $389 million, or 10%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction in amortization of deferred sales commissions.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Nine Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$2,425	$2,256	$169	7%
Less non-GAAP expense adjustments:
BGI integration costs	—	25	(25)	(100%)
PNC LTIP funding obligation	43	44	(1)	(2%)
Merrill Lynch compensation contribution	7	8	(1)	(13%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	5	(8)	*

Total non-GAAP expense adjustments	47	82	(35)	(43%)

Employee compensation and benefits, as adjusted	$2,378	$2,174	$204	9%

*	– Not applicable.

Employee compensation and benefits expense increased $169 million, or 7%, to $2,425 million, for the nine months ended September 30, 2011 from $2,256 million for the nine months ended September 30, 2010. Employees at September 30, 2011 totaled approximately 10,200 compared with approximately 8,900 at September 30, 2010.

Employee compensation and benefits, as adjusted, increased by $204 million, reflecting a $133 million increase in base salaries due to an increase in the number of employees and salary levels, a $55 million increase in other compensation, including payroll taxes, benefits, severance and commissions, and a $16 million increase in incentive compensation.

Distribution and Servicing Costs. Distribution and servicing costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $3 million decrease related to a $30 million decrease in cash management-related costs, reflecting lower average AUM and higher yield-support waivers resulting in lower levels of distribution costs, substantially offset by higher costs due to increases in average AUM for open-end and closed-end funds, separate accounts and variable annuities.

Distribution and servicing costs for the nine months ended September 30, 2011 included $162 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $2 million of costs attributable to PNC and affiliates compared with $183 million and $10 million, respectively, in the nine months ended September 30, 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $26 million to $135 million for the nine months ended September 30, 2011 from $109 million for the nine months ended September 30, 2010 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions decreased $16 million to $63 million for the nine months ended September 30, 2011 from $79 million for the nine months ended September 30, 2010. Lower sales in certain share classes of U.S. open-end mutual funds contributed to the decline in the amortization of deferred sales commissions.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Expenses (continued)

Direct Fund Expenses. Direct fund expenses increased $76 million reflecting growth in average AUM for the funds (predominately iShares) where BlackRock pays certain non-advisory expenses of the funds.

General and Administration Expenses

	Nine Months Ended
	September 30,		Variance
(Dollar amounts in millions)	2011	2010(1)	Amount	%
General and administration expenses, GAAP:
Marketing and promotional	$247	$238	$9	4%
Occupancy and office related	301	240	61	25%
Portfolio services	140	129	11	9%
Technology	109	116	(7)	(6%)
Professional services	100	81	19	23%
Communications	29	37	(8)	(22%)
Regulatory, filing and license fees	12	10	2	20%
Closed-end fund launch costs	19	15	4	27%
Other general and administration	117	79	38	48%

Total general and administration expenses, GAAP	$1,074	$945	$129	14%

Less non-GAAP adjustments:
Marketing and promotional	$—	$32	($32)	(100%)
Occupancy and office related	63	12	51	425%
Technology	—	2	(2)	(100%)
Professional services	—	14	(14)	(100%)
Other general and administration	—	5	(5)	(100%)

Total non-GAAP adjustments	$63	$65	($2)	(3%)

General and administration expenses, as adjusted:
Marketing and promotional	$247	$206	$41	20%
Occupancy and office related	238	228	10	4%
Portfolio services	140	129	11	9%
Technology	109	114	(5)	(4%)
Professional services	100	67	33	49%
Communications	29	37	(8)	(22%)
Regulatory, filing and license fees	12	10	2	20%
Closed-end fund launch costs	19	15	4	27%
Other general and administration	117	74	43	58%

Total general and administration expenses, as adjusted	$1,011	$880	$131	15%

(1)	Prior period data reflects certain reclassifications to conform to the current period presentation.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, GAAP. General and administration expenses increased $129 million, or 14%, to $1,074 million for the nine months ended September 30, 2011 from $945 million for the nine months ended September 30, 2010. Higher occupancy and office-related expenses (including $63 million of UK lease exit costs), other general and administration expenses and higher professional services costs contributed to the overall net increase in general and administration expenses. The $38 million increase in other general and administration expenses included increases in VAT expense and recruiting costs and an increase in foreign currency remeasurement costs.

Non-GAAP Adjustments. Nine months ended September 30, 2011 general and administration expenses included $63 million of UK lease exit costs related to the Company’s exit from two London locations. Nine months ended September 30, 2010 general and administration expenses included $65 million of BGI integration costs primarily consisting of marketing and promotional costs, professional services and occupancy costs.

General and Administration Expenses, as Adjusted. Excluding the UK lease exit costs and BGI integration expenses, general and administration expenses, as adjusted, of $1,011 million increased $131 million, or 15%, for the nine months ended September 30, 2011 from $880 million for the nine months ended September 30, 2010. The increase reflected higher marketing and promotional costs, higher other general and administration expenses, which included higher VAT expense and recruiting costs, and an increase in foreign currency remeasurement costs, and higher professional services related to increases in legal and consulting costs.

Non-operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	$ Change
Non-operating income (expense), GAAP basis	($121)	$5	($126)
Less: Net income (loss) attributable to NCI(1)	(26)	(5)	(21)

Non-operating income (expense)(2)	(95)	10	(105)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	(5)	8

Non-operating income (expense), as adjusted(2)	($92)	$5	($97)

(1)	Amounts include a $36 million loss and a $16 million loss attributable to consolidated variable interest entities for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

Non-operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests (continued)

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	$ Change
Net gain (loss) on investments(1)
Private equity	$22	$17	$5
Real estate	7	13	(6)
Distressed credit/mortgage funds	(13)	49	(62)
Hedge funds/funds of hedge funds	(4)	11	(15)
Other investments(2)	(1)	11	(12)

Sub-total	11	101	(90)
Investments related to deferred compensation plans	(3)	5	(8)

Total net gain (loss) on investments	8	106	(98)
Interest and dividend income	25	19	6
Interest expense	(128)	(115)	(13)

Net interest expense	(103)	(96)	(7)

Total non-operating income (expense)(1)	(95)	10	(105)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	(5)	8

Non-operating income (expense), as adjusted(1)	($92)	$5	($97)

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amount includes net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating expense, less net income (loss) attributable to non-controlling interests, was $95 million for the nine months ended September 30, 2011 compared with $10 million non-operating income for the nine months ended September 30, 2010. The nine months ended September 30, 2011 included $103 million of net interest expense, partially offset by $8 million of net positive marks primarily on private equity and real estate fund co-investments, partially offset by net negative marks in distressed credit/mortgage fund co-investments.

Net gains on co-investments and seed investments decreased $90 million from the nine months ended September 30, 2010, primarily due a reduction in values on distressed credit/mortgage funds, hedge funds/funds of hedge funds and other investments compared with an increase in values in the prior year period.

Net interest expense was $103 million, an increase of $7 million from the prior year period. The increase reflected the $1.5 billion May 2011 long-term debt issuance in connection with the repurchase of Bank of America’s remaining ownership interest in BlackRock, partially offset by higher interest and dividend income.

Non-operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Income Tax Expense

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
(Dollar amounts in millions)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Income before income taxes(1)	$2,346	$2,068	13%	$2,459	$2,210	11%
Income tax expense	$564	$662	(15%)	$778	$741	5%

Effective tax rate	24.0%	32.0%		31.6%	33.5%

(1)	Net of net income (loss) attributable to non-controlling interests.

The nine months ended September 30, 2011 GAAP effective tax rate included a $24 million benefit related to the resolution of certain outstanding tax positions and $178 million of net non-cash tax benefits due to certain enacted state tax laws, a state tax election and enacted UK tax legislation.

The nine months ended September 30, 2011 as adjusted effective tax rate of 31.6% included the $24 million benefit mentioned above and excluded $178 million of net non-cash benefits due to enacted state tax laws, a state tax election and enacted UK tax legislation.

The nine months ended September 30, 2010 included the effect of third quarter 2010 tax legislation enacted in the United Kingdom, which resulted in a $30 million non-cash tax benefit revaluation of certain deferred tax liabilities, primarily related to acquired indefinite-lived intangible assets, which has been excluded from net income attributable to BlackRock, Inc., as adjusted, as it was a enacted tax legislation change that does not have a cash flow impact and to ensure comparability of this information to reporting periods. In addition, the nine months ended September 30, 2010 included the effect of favorable tax rulings and the resolution of certain outstanding tax positions in third quarter 2010.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
(Dollar amounts in millions, except per share data)	GAAP	GAAP	% Change	As adjusted	As adjusted	% Change
Operating income	$2,441	$2,058	19%	$2,551	$2,205	16%
Non-operating income (expense)(1)	(95)	10	*	(92)	5	*
Income tax expense	(564)	(662)	15%	(778)	(741)	(5%)

Net income attributable to BlackRock, Inc.	$1,782	$1,406	27%	$1,681	$1,469	14%

% attributable to common shares	98.8%	98.5%		98.8%	98.5%
Net income attributable to common shares	$1,760	$1,386	27%	$1,661	$1,448	15%
Diluted weighted-average common shares outstanding(2)	188,792,952	192,280,679	(2%)	188,792,952	192,280,679	(2%)

Diluted EPS components:
Operating income	$8.61	$7.03	22%	$8.99	$7.52	20%
Non-operating income (expense)(1)	(0.34)	0.03	*	(0.32)	0.01	*
Net income tax benefit	1.06	0.15	607%	0.13	—	*

Diluted earnings per common share	$9.33	$7.21	29%	$8.80	$7.53	17%

*	– Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
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

GAAP. Net income attributable to BlackRock, Inc. for the nine months ended September 30, 2011 included operating income of $2,441 million, or $8.61 per diluted common share, non-operating expense, less net loss attributable to non-controlling interests, of $95 million, or $0.34 per diluted common share, and $202 million, or $1.06 per diluted common share, of net income tax benefits, which included a $24 million benefit related to the resolution of certain outstanding tax positions and $178 million of net non-cash tax benefits due to enacted state tax laws, a state tax election and enacted UK tax legislation during the nine months ended September 30, 2011. Net income attributable to BlackRock, Inc. totaled $1,782 million, or $9.33 per diluted common share, for the nine months ended September 30, 2011, which was an increase of $376 million, or $2.12 per diluted common share, compared with nine months ended September 30, 2010. In addition, EPS for the nine months ended September 30, 2011 reflected a benefit of $0.22 from the June 2011 repurchase of Bank of America’s remaining ownership interest.

Operating results for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $1,782 million for the nine months ended September 30, 2011 included the after-tax effect of UK lease exit costs of $43 million, the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $29 million and an expected contribution by Merrill Lynch of $5 million to fund certain compensation of former MLIM employees. BlackRock received a majority of the PNC capital contribution in September 2011 upon certain LTIP awards vesting and received a portion of the Merrill Lynch contribution in 2010 and 2011. Net income for the nine months ended September 30, 2011 included a $24 million tax benefit related to the resolution of certain outstanding tax positions and $178 million of non-cash tax benefits due to enacted state tax laws, a state tax election and enacted UK tax legislation.

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

As Adjusted. Exclusive of the items discussed above, diluted earnings per common share, as adjusted, of $8.80 for the nine months ended September 30, 2011 increased $1.27, or 17%, compared with the nine months ended September 30, 2010.

Net income attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2011 included operating income of $2,551 million, or $8.99 per diluted common share, non-operating expense, less net income attributable to non-controlling interests, of $92 million, or $0.32 per diluted common share and $24 million, or $0.13 per diluted common share, net income tax benefit related to the resolution of certain outstanding tax positions.

Net income of $1,469 million or $7.53 per diluted common share attributable to BlackRock, Inc., as adjusted, for the nine months ended September 30, 2010 included operating income of $2,205 million, or $7.52 per diluted common share and non-operating income, less net income attributable to non-controlling interests, of $5 million, or $0.01 per diluted common share. Diluted earnings per common share, as adjusted, is described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Balance Sheet Overview

As Adjusted Balance Sheet

The following table presents a reconciliation of the Company’s condensed consolidated statement of financial condition presented on a GAAP basis to the Company’s condensed consolidated statement of financial condition, excluding the impact of separate account assets and collateral held under securities lending agreements (directly related to lending securities held by separate account assets) and separate account liabilities and collateral liabilities under securities lending agreements, consolidated variable interest entities (“VIEs”) and consolidated sponsored investment funds.

The Company presents the as adjusted balance sheet as additional information to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities or non-controlling interests and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. Management reviews its as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of its total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measure in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Balance Sheet Overview (continued)

Separate Account Assets and Liabilities

The separate account assets are maintained by two wholly owned subsidiaries of the Company which are registered life insurance companies in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company. The net investment income attributable to separate account assets accrues directly to the contract owners and are not reported on the Company’s condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

Consolidated VIEs

As of September 30, 2011, BlackRock consolidated five VIEs. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

	September 30, 2011
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$2,983	$—	$—	$67	$2,916
Accounts receivable	2,073	—	—	—	2,073
Investments	1,525	—	—	121	1,404
Assets of consolidated variable interest entities	1,708	—	1,708	—	—
Separate account assets and collateral held under securities lending agreements	134,582	134,582	—	—	—
Other assets(1)	1,219	—	—	12	1,207

Sub-total	144,090	134,582	1,708	200	7,600
Goodwill and intangible assets, net	30,192	—	—	—	30,192

Total assets	$174,282	$134,582	$1,708	$200	$37,792

Liabilities
Accrued compensation and benefits	$1,105	$—	$—	$—	$1,105
Accounts payable and accrued liabilities	1,171	—	—	—	1,171
Borrowings(2)	4,790	—	—	—	4,790
Liabilities of consolidated variable interest entities	1,593	—	1,593	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	134,582	134,582	—	—	—
Deferred income tax liabilities	5,366	—	—	—	5,366
Other liabilities(3)	736	—	—	24	712

Total liabilities	149,343	134,582	1,593	24	13,144

Equity
Total stockholders’ equity	24,727	—	79	—	24,648
Non-controlling interests	212	—	36	176	—

Total equity	24,939	—	115	176	24,648

Total liabilities and equity	$174,282	$134,582	$1,708	$200	$37,792

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term borrowings and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at September 30, 2011 and December 31, 2010:

	September 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Cash and cash equivalents	$2,983	$3,367	($384)	(11%)
Accounts receivable	2,073	2,095	(22)	(1%)
Investments	1,525	1,540	(15)	(1%)
Goodwill and intangible assets, net	30,192	30,317	(125)	—%
Other assets(1)	1,219	960	259	27%
Accrued compensation and benefits	1,105	1,520	(415)	(27%)
Accounts payable and accrued liabilities	1,171	1,068	103	10%
Borrowings(2)	4,790	3,359	1,431	43%
Deferred income tax liabilities	5,366	5,477	(111)	(2%)
Other liabilities(3)	736	641	95	15%
Stockholders’ equity	24,727	26,094	(1,367)	(5%)

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term borrowings, convertible debentures and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity or cash flows.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2011 and December 31, 2010 included $67 million and $65 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for further details on the change in cash and cash equivalents for the nine months ended September 30, 2011.

Accounts Receivable. Accounts receivable at September 30, 2011 decreased $22 million from December 31, 2010, resulting from the collection of performance fees earned in the fourth quarter 2010 offset by higher base fees related to average AUM growth and an increase in unit trust receivables, which are substantially offset by an increase in unit trust payables within accounts payable and accrued liabilities.

Investments. The Company presents total investments, as adjusted to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock, Inc.

The Company further presents total net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by total return swap hedges. Carried interest is excluded as generally there is no impact to BlackRock’s stockholders’ equity as the balance fluctuates. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

Balance Sheet Overview (continued)

Investments (continued)

	September 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Total investments, GAAP	$1,525	$1,540	($15)	(1%)
Investments held by consolidated sponsored investment funds(1)	(439)	(397)	(42)	(11%)
Net exposure to consolidated investment funds	318	260	58	22%

Total investments, as adjusted	1,404	1,403	1	—%
Federal Reserve Bank stock	(327)	(325)	(2)	(1%)
Carried interest	(44)	(13)	(31)	(238%)
Deferred compensation investments	(68)	(76)	8	11%
Hedged investments	(35)	(25)	(10)	(40%)

Total “economic” investment exposure	$930	$964	($34)	(4%)

(1)

At September 30, 2011 and December 31, 2010, approximately $439 million and $397 million, respectively, of BlackRock’s total investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP, and therefore, are consolidated even though BlackRock may not own a majority of such funds.

The following table represents the carrying value of investments, by asset type, at September 30, 2011 and December 31, 2010:

	September 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Private equity	$289	$277	$12	4%
Real estate	93	54	39	72%
Distressed credit/mortgage funds	220	267	(47)	(18%)
Hedge funds/funds of hedge funds	105	97	8	8%
Other investments(1)	223	269	(46)	(17%)

Total “economic” investment exposure	$930	$964	($34)	(4%)

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as UK government securities held for regulatory purposes.

Total investments, as adjusted at September 30, 2011 increased $1 million from December 31, 2010, resulting from changes in the investment portfolio due to $231 million of purchases/capital contributions, $180 million of sales/maturities and $69 million distributions representing return of capital and return on investments, as well as $12 million for negative market/foreign exchange valuations and earnings from equity method investments, and $31 million of carried interest allocations.

BlackRock reports its investments on a GAAP basis, which includes investments that are owned by sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and, therefore, consolidated even though BlackRock may not own the majority of any such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Balance Sheet Overview (continued)

Investments (continued)

The following table represents investments measured at fair value on a recurring basis at September 30, 2011:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at September 30, 2011
Total investments, as adjusted(2)	$208	$127	$509	$560	$1,404

(1)

Amount includes investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)

Amounts include BlackRock’s portion of cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, for total GAAP investments.

Goodwill and Intangible Assets. Goodwill and intangible assets at September 30, 2011 decreased $125 million from December 31, 2010, primarily resulting from $117 million of amortization expense related to finite-lived intangibles.

Other Assets. Other assets at September 30, 2011 increased $259 million from December 31, 2010, primarily resulting from a $131 million increase in tax receivables and a $117 million increase in property and equipment due to additional leasehold improvements and construction in progress, including capital expenditures related to Drapers Gardens.

Accrued Compensation and Benefits. Accrued compensation and benefits at September 30, 2011 decreased $415 million from December 31, 2010, primarily related to 2010 incentive compensation cash payments in first quarter 2011, partially offset by the effect of 2011 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at September 30, 2011 increased $103 million from December 31, 2010, resulting from increases in unit trust payables, accrued interest on borrowings, and retrocessions payable, partially offset by a decrease in current income taxes payable.

Borrowings. Borrowings at September 30, 2011 increased $1,431 million from December 31, 2010, primarily resulting from proceeds from new issuances of long-term borrowings of $1,496 million, partially offset by conversions of the final $67 million of convertible debt.

Deferred Income Tax Liabilities. Deferred income tax liabilities at September 30, 2011 decreased $111 million from December 31, 2010, primarily related to the effects of temporary differences associated with deferred stock compensation and investment income. In addition, the decrease included revaluation of certain deferred income tax liabilities primarily due to enacted state income tax laws, a state tax election and enacted UK tax legislation in 2011.

Other Liabilities. Other liabilities at September 30, 2011 increased $95 million from December 31, 2010, primarily resulting from a $63 million accrual for UK lease exit costs, increases in deferred carried interest and liabilities of consolidated funds, partially offset by repayments to Barclays of approximately $33 million to settle certain non-interest bearing notes assumed in the BGI Transaction and a payment related to a UK regulatory assessment.

Stockholders’ Equity. Total stockholders’ equity at September 30, 2011 decreased $1.4 billion from December 31, 2010, principally resulting from the $2.5 billion repurchase of Bank of America’s remaining ownership interest in BlackRock, $769 million of cash dividend payments, and $237 million of employee tax withholdings related to employee stock transactions, partially offset by $1.8 billion of net income attributable to BlackRock and $375 million of stock-based compensation expense.

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

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(Dollar amounts in millions)	Nine Months Ended September 30, 2011
	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of period	$3,367	$65	$—	$3,302
Cash flows from operating activities	1,953	32	82	1,839
Cash flows from investing activities	(186)	(13)	—	(173)
Cash flows from financing activities	(2,175)	(17)	(82)	(2,076)
Effect of exchange rate changes on cash and cash equivalents	24	—	—	24

Net change in cash and cash equivalents	(384)	2	—	(386)

Cash and cash equivalents, end of period	$2,983	$67	$—	$2,916

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

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Net cash outflows for the nine months ended September 30, 2011 included the effect of cash payments related to 2010 year-end incentive compensation.

Liquidity and Capital Resources (continued)

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs (continued)

Investing Activities. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2011 were $173 million and primarily included $218 million of purchases of property and equipment and $148 million of purchases of investments, partially offset by $161 million of net proceeds from sales and maturities of investments and $32 million of return of capital from equity method investees.

Financing Activities. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2011 were $2,076 million, which included, $769 million of payments for cash dividends, $2.5 billion related to the repurchase of Bank of America’s remaining ownership interest in BlackRock, $237 million related to repurchases of common stock to satisfy tax withholding obligations of employees related to vesting of certain restricted stock awards and $67 million for repayments of convertible debt. Cash outflows from financing activities were partially offset by cash inflows related to $1,496 million of net proceeds from long-term borrowings and $23 million of excess tax benefits from vested stock-based compensation.

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,	Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Cash and cash equivalents	$2,983	$3,367	($384)	(11%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(67)	(65)	(2)	(3%)

Subtotal	2,916	3,302	(386)	(12%)
2011 credit facility – undrawn	3,400	—	3,400	*
2007 credit facility – undrawn(2)	—	2,266	(2,266)	(100%)

Total liquidity	$6,316	$5,568	$748	13%

Required regulatory capital(3)	$1,195	$897	$298	33%

*	– Not applicable.
(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Amount excludes $134 million of undrawn amounts at December 31, 2010 related to Lehman Commercial Paper, Inc. The 2007 credit facility was terminated in March 2011.
(3)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

Total liquidity improved by $748 million during the nine months ended September 30, 2011 reflecting the additional borrowing capacity of $1.0 billion under the 2011 credit facility compared with the 2007 credit facility and positive operating cash flows, partially offset by payments of 2010 year-end incentive awards, an approximate $500 million reduction in available cash for the repurchase of preferred shares from Bank of America and $67 million of convertible debt repayments.

During the nine months ended September 30, 2011, the Company’s net capital requirements increased $298 million due to increases related to certain European and Asia-Pacific regulated legal entities.

A significant portion of the Company’s $1,404 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Liquidity and Capital Resources (continued)

Investment Commitments. At September 30, 2011, the Company had $143 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third party funds as third party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The above amount does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw back. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive certain carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements.

Short-term Borrowings

The following describes the Company’s short-term borrowing arrangements, which the Company has access to utilize.

•	2011 Revolving Credit Facility

In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”), which replaced the 2007 facility, which was terminated in March 2011. The 2011 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2011 credit facility to an aggregate principal amount not to exceed $4.5 billion. Interest on borrowings outstanding will accrue at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2011 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at September 30, 2011.

The 2011 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2011, the Company had $100 million outstanding under this facility with an interest rate of 1.22% and a maturity during October 2011. During October 2011, the Company rolled over the $100 million in borrowings at an interest rate of 1.24% and a maturity during November 2011. The Company had a daily average of $100 million outstanding during the three months ended September 30, 2011.

Barclays has a $255 million participation under the 2011 credit facility.

•	Commercial Paper Program

On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. The initial proceeds of the commercial paper issuances were used for the financing of a portion of the BGI Transaction. The proceeds of the commercial paper issuances during 2011 were used to fund a portion of the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program from $3.0 billion to $3.5 billion. The CP Program is currently supported by the 2011 credit facility.

As of September 30, 2011, BlackRock had no CP Notes outstanding.

Liquidity and Capital Resources (continued)

Convertible Debentures

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Beginning in February 2009, the convertible debentures became convertible at the option of the holders at any time and beginning February 20, 2010 the convertible debentures became callable by the Company at any time following not more than 60 but not less than 30 days notice. During the nine months ended September 30, 2011, holders of the remaining $67 million of outstanding convertible debentures converted their holdings into cash and shares.

Long-term Borrowings

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011 and is approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year and commenced August 24, 2011 at three-month USD LIBOR plus 0.30%. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity.

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

At September 30, 2011, the principal amount of long-term borrowings was $4.7 billion. During the nine months ended September 30, 2011, the Company paid approximately $92 million of interest on long-term borrowings. Principal repayments and interest requirements are as follows:

(Dollar amounts in millions)	Principal		Total
Year		Interest (1)	Payments
Remainder of 2011	$—	$68	$68
2012	500	180	680
2013	750	169	919
2014	1,000	161	1,161
2015	—	126	126
2016	—	126	126
Thereafter	2,450	353	2,803

Total	$4,700	$1,183	$5,883

(1)	Interest payable on the 2013 Floating Rate Notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap issued in conjunction with the obligation.

Liquidity and Capital Resources (continued)

Barclays Support of Certain Securities Lending Related Cash Funds. Barclays has provided capital support agreements to support certain securities lending related cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At September 30, 2011, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.7 billion. At September 30, 2011, BlackRock concluded that although these funds were VIEs, it was not the primary beneficiary (“PB”) of these funds.

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

At September 30, 2011, the Company was required to maintain approximately $1,195 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (“BTC”), and was in compliance with all applicable regulatory minimum net capital requirements.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of VIEs, Fair Value Measurements, Goodwill and Intangible Assets, and Performance Fees/Carried Interest discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing, the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011 (the “Form 10-K”) and Note 2, Significant Accounting Policies, in the Form 10-K for further information.

Consolidation of Variable Interest Entities. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which became effective for BlackRock on January 1, 2010. In February 2010 the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). This ASU deferred the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for a reporting enterprise’s interest in an entity if certain conditions are met. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs. At September 30, 2011, the Company was the PB of five VIEs, including four CLOs and one sponsored private equity fund, which resulted in consolidation.

CLOs. As of September 30, 2011, BlackRock was the manager of approximately 20 CLOs/CDOs and other securitization entities, including four CLOs in which BlackRock, in accordance with ASU 2009-17, was determined to be the PB, which resulted in consolidation of these VIEs on the Company’s condensed consolidated financial statements. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIEs. At September 30, 2011, the Company had $1,672 million, $1,593 million and $79 million in assets, liabilities and appropriated retained earnings, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock, Inc. or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds. As of September 30, 2011, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds, in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At September 30, 2011, the Company had recorded $4 million, $32 million and $36 million in cash and cash equivalents, investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock, Inc. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with this VIE.

Critical Accounting Policies (continued)

Fair Value Measurements. BlackRock adopted the applicable provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), as of January 1, 2008, which require, among other things, disclosures about assets and liabilities that are measured and reported at fair value. The provisions of ASC 820 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major class of assets and liabilities.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments and returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $637 million of Level 3 investments, or 42% of total GAAP investments at September 30, 2011, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing/valuation information, including independent appraisals from third-party sources; however, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

Goodwill and Intangible Assets. The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open- and closed-end investment funds as well as collective trust funds without a specified termination date and trade names are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles - Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The Company performed its annual impairment assessment review for goodwill and indefinite and finite-lived intangible assets, on BlackRock’s annual impairment test date of July 31st.

Goodwill. BlackRock assessed its goodwill for impairment on July 31st and considered such factors as the book value and the market capitalization of the Company. At July 31, 2011, the impairment assessment indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. As of September 30, 2011 the Company’s common stock closed at $148.01, which exceeded its book value, after excluding appropriated retained earnings, of approximately $137.81 per share.

Indefinite-lived and finite-lived intangibles. BlackRock assessed its indefinite-lived management contracts and trade names for impairment on July 31st, considering such factors as AUM, revenue, operating margins, tax rates and discount rates to determine whether the values of these assets were impaired and whether the indefinite-life classification was still appropriate. As of July 31, 2011, the Company determined that the impairment assessment performed indicated no impairment charges were required and the classification was still appropriate.

In addition, for finite-lived intangibles, management determined that no indicators existed which would result in an impairment charge or a change in the remaining useful life of its finite-lived intangible assets.

Critical Accounting Policies (continued)

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

In addition, the Company may receive carried interest in the form of an investment capital allocation or cash from certain alternative investment funds upon exceeding performance thresholds. However, BlackRock may be required to return all, or a portion, of such carried interest depending upon performance of these investment products in future periods. Therefore, BlackRock records carried interest subject to such claw back provisions in investments or cash to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is realized upon the earlier of the termination of the alternative investment fund or when the likelihood of claw back is mathematically improbable. The Company records realized carried interest as performance fees on its condensed consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations prior to meeting the revenue recognition criteria.

For the nine months ended September 30, 2011 and 2010, performance fee revenue totaled $224 million and $214 million, respectively. At September 30, 2011 and December 31, 2010, the Company had $62 million and $23 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition.

Recent Accounting Pronouncements Not Yet Adopted

Amendments to Fair Value Measurements and Disclosures. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820. The amendments include:

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

The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact BlackRock’s consolidated financial statements.

Amendments to Goodwill Impairment Testing. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The provisions of ASU 2011-08, if elected to be adopted, is not expected to materially impact BlackRock’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk

BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2011, the majority the Company’s investment advisory and administration fees was based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates, or all three could cause the value of AUM to decline, resulting in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain equity investments. At September 30, 2011, the outstanding total return swaps had an aggregate notional value of approximately $35 million.

Corporate Investments Portfolio Risks (continued)

At September 30, 2011, approximately $439 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	September 30, 2011	December 31, 2010	Variance
			Amount	% Change
Total investments, GAAP	$1,525	$1,540	($15)	(1%)
Investments held by consolidated sponsored investment funds	(439)	(397)	(42)	(11%)

Net exposure to consolidated investment funds	318	260	58	22%

Total investments, as adjusted	1,404	1,403	1	—%

Federal Reserve Bank stock	(327)	(325)	(2)	(1%)
Carried interest	(44)	(13)	(31)	(238%)
Deferred compensation investments	(68)	(76)	8	11%
Hedged investments	(35)	(25)	(10)	(40%)

Total “economic” investment exposure	$930	$964	($34)	(4%)

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At September 30, 2011, the Company’s net exposure to market price risk in its investment portfolio was approximately $497 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds, as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $49.7 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2011, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $433 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $6 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $148 million. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $14.8 million decline in the carrying value of such investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2011. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective at September 30, 2011.

Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, Commitments and Contingencies, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company made the following purchases of its common stock, which are registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011 through July 31, 2011	507	(2)	$193.30	—	4,203,898

August 1, 2011 through August 31, 2011	3,526	(2)	$179.24	—	4,203,898

September 1, 2011 through September 30, 2011	862,942	(2)	$148.56	—	4,203,898

Total	866,975		$148.71	—	4,203,898

(1)	In July 2010, the Company announced a 5.1 million share repurchase program with no stated expiration date.
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

BLACKROCK, INC.
(Registrant)

	By:	/S/ ANN MARIE PETACH
Date: November 8, 2011		Ann Marie Petach
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document