Form 10-K
period 2011-12-31
BlackRock Inc.
filed 2012-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock and non-voting common stock equivalents held by non-affiliates of the registrant as of June 30, 2011 was approximately $33.7 billion.

As of January 31, 2012, there were 139,385,282 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2012 annual meeting of stockholders to be held on May 24, 2012 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Index to Form 10-K

Part I

Item 1.	BUSINESS

Overview

BlackRock, Inc. (NYSE: BLK; “BlackRock” or the “Company”) is the world’s largest publicly-traded investment management firm with employees in 27 countries that serve clients in over 100 countries across the globe. We provide a broad range of investment and risk management services and had $3.513 trillion of assets under management (“AUM”) at December 31, 2011. Our clients include taxable, tax-exempt and official institutions (including pension funds, endowments, insurance companies, corporations, financial institutions, central banks and sovereign wealth funds) as well as retail investors and high net worth individuals. The Company is highly regulated, serves its clients as a fiduciary and derives all of its revenues from client business. We do not engage in proprietary trading or other activities that could conflict with the interests of our clients.

The December 2009 combination of BlackRock and Barclays Global Investors (“BGI”) created a firm with unsurpassed breadth of investment expertise and risk management capabilities across the global capital markets. Our unique platform enables us to offer active (alpha) investments with index (beta) products and risk management to develop tailored solutions for clients. Our product range includes single- and multi-asset class portfolios investing in equities, fixed income, alternatives and/or money market instruments. We offer our products directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”) and other exchange-traded products (together with ETFs, “ETPs”), collective investment funds and separate accounts. We also offer our BlackRock Solutions® (“BRS”) investment systems, risk management and advisory services to institutional investors.

BlackRock is an independent, publicly traded company, with no single majority shareholder and a majority of independent directors on its Board. At December 31, 2011 The PNC Financial Services Group, Inc. (“PNC”) owned approximately 24.0% of BlackRock’s voting common shares outstanding and approximately 21.0% of total capital stock while Barclays Bank PLC (“Barclays”) held approximately 2.2% of BlackRock’s voting common shares and approximately 19.7% of total capital stock.

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

•

the Company’s global presence and commitment to best practices around the world, with approximately 43% of employees outside the U.S. supporting local investment capabilities and serving clients, and approximately 44% of total AUM managed for clients domiciled outside the United States;

•

the strength of the Company’s collaborative culture and unified technology platform that allows professionals to share and compare information across teams and time zones, translating local insight in one part of the world into action in another; and

•	the growing recognition of the global BlackRock brand, and the depth and breadth of the Company’s intellectual capital.

BlackRock operates in a global marketplace characterized by a high degree of market volatility and economic uncertainty, factors that can significantly affect earnings and stockholder returns in any given period.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business, including business in BRS products and services. New business efforts are dependent on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract, develop and retain talented professionals is critical to the Company’s long-term success.

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last six years are shown below:

	Selected GAAP Financial Results
(Dollar amounts in millions, except per share amounts)	2011	2010	2009	2008	2007	2006	5 Year CAGR
Total revenue	$9,081	$8,612	$4,700	$5,064	$4,845	$2,098	34%
Operating income	$3,249	$2,998	$1,278	$1,593	$1,294	$472	47%
Operating margin	35.8%	34.8%	27.2%	31.5%	26.7%	22.5%	10%
Non-operating income (expense)(1)	$(116)	$36	$(28)	$(422)	$162	$37	(226%)
Net income attributable to BlackRock, Inc.	$2,337	$2,063	$875	$784	$993	$321	49%
Diluted earnings per common share	$12.37	$10.55	$6.11	$5.78	$7.37	$3.83	26%

	Selected Non-GAAP Financial Results
(Dollar amounts in millions, except per share amounts)	2011(2)	2010(2)	2009(2)	2008	2007	2006	5 Year CAGR
As adjusted:
Operating income	$3,392	$3,167	$1,570	$1,662	$1,518	$674	38%
Operating margin	39.7%	39.3%	38.2%	38.7%	37.4%	36.7%	2%
Non-operating income (expense)(1)	$(113)	$25	$(46)	$(384)	$150	$29	(231%)
Net income attributable to BlackRock, Inc.	$2,239	$2,139	$1,021	$856	$1,077	$443	38%
Diluted earnings per common share	$11.85	$10.94	$7.13	$6.30	$7.99	$5.29	18%

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.

See additional information in Item 6, Selected Financial Data.

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”); however, management believes that evaluating the Company’s ongoing operating results may be enhanced by also evaluating additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Operating Income, as Adjusted. GAAP reported operating income includes certain significant items, the after-tax impact of which management considers non-recurring or transactions that ultimately will not impact BlackRock’s book value and, therefore, are excluded in calculating operating income, as adjusted.

Operating income, as adjusted (a non-GAAP measure), excludes certain expenses incurred related to the integration of the acquisitions of Merrill Lynch Investment Managers (“MLIM”), the fund of funds business of Quellos Group, LLC (“Quellos”) and BGI, as well as advisory fees, legal fees and consulting transaction expenses related to the acquisition of BGI from Barclays on December 1, 2009 (the “BGI Transaction”), a 2007 termination fee for closed-end fund administration and servicing arrangements with Merrill Lynch, 2011 UK lease exit costs, 2008, 2009 and 2011 restructuring charges and compensation expense associated with appreciation (depreciation) on assets related to certain BlackRock deferred compensation plans. These expenses have been excluded from operating income, as adjusted, because they have been deemed non-recurring by management and to help enhance the comparability of this information to prior periods.

The portion of compensation expense associated with certain of BlackRock’s long-term incentive plan (“LTIP”) awards that has been or will be funded through distributions to participants of shares of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution, a portion of which has been received, has been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of the third quarter 2011. A detailed discussion of the LTIP funded by PNC is included in Note 13, Stock-Based Compensation, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 1.	BUSINESS (continued)

Overview (continued)

Operating Income, as Adjusted (continued). Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

Management believes that operating income exclusive of these costs is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

Operating Margin, as Adjusted. Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Management believes that excluding such costs and commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods.

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may fluctuate based on market movements, such as restructuring charges, transaction/integration costs, UK lease exit costs, closed-end fund launch costs and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all the Company’s revenues and expenses.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and to other third parties. Management believes the exclusion of such costs is useful to BlackRock because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue earned by the Company. Reimbursable property management compensation represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). Prior to the transfer in 2008 to a third party, these employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they did not bear an economic cost to BlackRock. BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-controlling Interests, as adjusted. Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, equals non-operating income (expense), GAAP basis, less net income (loss) attributable to NCI, GAAP basis, adjusted for compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

Management believes that non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides for comparability of this information to reporting periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation) depreciation on investments related to certain BlackRock deferred compensation plans, which is included in operating income, offsets the gain (loss) on the investments set aside for these plans, management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

Item 1.	BUSINESS (continued)

Overview (continued)

Net Income Attributable to BlackRock, Inc., as adjusted. Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant non-recurring items, charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted (non-GAAP measures), exclude the after-tax impact of the 2008, 2009 and 2011 restructuring charges, UK lease exit costs, the 2007 termination of closed-end fund administration and servicing arrangements with Merrill Lynch, LTIP expense to be funded by PNC and by a Merrill Lynch cash compensation contribution, a portion of which has been received, the MLIM, Quellos and BGI integration costs, BGI transaction costs, the effect on deferred income tax expense attributable to changes in corporate income tax rates as a result of legislation and a state tax election.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a detailed reconciliation of GAAP reported operating income, non-operating income (expense) less net income (loss) attributable to non-controlling interests, net income attributable to BlackRock, Inc. and diluted earnings per common share to adjusted non-GAAP operating income, non-operating income (expense) less net income (loss) attributable to non-controlling interests, net income attributable to BlackRock, Inc. and diluted earnings per common share.

AUM by Asset Class

December 31,

(Dollar amounts in millions)	2006	2007	2008	2009	2010	2011
Equity	$316,961	$362,705	$203,292	$1,536,055	$1,694,467	$1,560,106
Fixed income	445,320	510,207	481,365	1,055,627	1,141,324	1,247,722
Multi-asset class	78,601	98,623	77,516	142,029	185,587	225,170
Alternatives	48,292	71,771	61,544	102,101	109,738	104,948

Long-term	889,174	1,043,306	823,717	2,835,812	3,131,116	3,137,946
Cash management	235,453	313,338	338,439	349,277	279,175	254,665
Advisory	—	—	144,995	161,167	150,677	120,070

Total	$1,124,627	$1,356,644	$1,307,151	$3,346,256	$3,560,968	$3,512,681

Component Changes in AUM by Asset Class

Five Years Ended December 31, 2011

(Dollar amounts in millions)	12/31/2006	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/2011	5-Year CAGR(2)
Equity	$316,961	$41,742	$1,151,778	$49,625	$1,560,106	38%
Fixed income	445,320	86,818	520,184	195,400	1,247,722	23%
Multi-asset class	78,601	96,600	39,958	10,011	225,170	23%
Alternatives	48,292	(5,742)	71,111	(8,713)	104,948	17%

Long-term	889,174	219,418	1,783,031	246,323	3,137,946	29%
Cash management	235,453	(33,242)	54,678	(2,224)	254,665	2%
Advisory	—	114,465	—	5,605	120,070	N/A

Total	$1,124,627	$300,641	$1,837,709	$249,704	$3,512,681	26%

(1)

Amounts include acquisition adjustments and reclassification of certain AUM acquired from Barclays in December 2009, other reclassifications to conform to current period combined AUM policy and presentation, BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.

(2)	Percentage represents compounded annual growth rate.

Item 1.	BUSINESS (continued)

Overview (continued)

AUM represents the broad ranges of financial assets we manage for clients on a discretionary basis pursuant to investment management agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for billing (for example, net asset value). Reported AUM does not include assets for which we provide risk management or other forms of non-discretionary advice, or assets that we are retained to manage on a short-term, temporary basis (for example, in a transition mandate, as described below).

Investment management fees are typically expressed as a percentage of net asset value. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, we also may earn securities lending fees. In addition, BlackRock offers its proprietary Aladdin® investment system as well as risk management, outsourcing and advisory services, to institutional investors under the BRS name. Revenue for these services may be based on several criteria including value of positions, number of users, accomplishment of specific deliverables or other objectives.

At December 31, 2011, total AUM was $3.513 trillion, representing a compound annual growth rate of 26% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net new business and mergers, including the acquisitions of the fund-of-funds business of Quellos, which added approximately $21.9 billion of assets in 2007 and BGI, which added approximately $1.844 trillion of assets in December 2009. These acquisitions significantly changed our AUM mix, from predominantly active fixed income and equity in 2005 to a broadly diversified product range, as described below.

Products*

Asset Classes

Component Changes in AUM by Asset Class

(Dollar amounts in millions)	12/31/2010	Net New Business	BGI merger- related outflows(1)	Market / FX App (Dep)	12/31/2011
Equity	$1,694,467	$24,139	$(27,573)	$(130,927)	$1,560,106
Fixed income	1,141,324	4,326	(526)	102,598	1,247,722
Multi-asset class	185,587	42,654	—	(3,071)	225,170
Alternatives	109,738	(3,770)	(152)	(868)	104,948

Long-term	3,131,116	67,349	(28,251)	(32,268)	3,137,946
Cash management	279,175	(22,899)	—	(1,611)	254,665
Advisory	150,677	(29,903)	—	(704)	120,070

Total	$3,560,968	$14,547	$(28,251)	$(34,583)	$3,512,681

(1)	Amounts include BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.

At year-end 2011, long-term assets totaled $3.138 trillion, or 89% of total AUM, with 50% in equities, 40% in fixed income, 7% in multi-asset class and 3% in alternative investments. The remaining $374.7 billion of AUM represented cash management and long-term liquidation advisory mandates. In 2011, we generated $67.3 billion of net new business in long-term products before $28.3 billion of BGI merger-related outflows (see below). Net inflows in long-term products were partially offset by $22.9 billion of net outflows in cash management, largely reflecting institutional reaction to the continued low rate environment and $29.9 billion of planned net distributions from advisory portfolios.

Unless stated otherwise, net new business figures are before giving effect to BGI merger-related outflows. Total merger-related outflows since the BGI Transaction represented less than 9% of the acquired AUM.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Equity and Fixed Income. Total equity and fixed income AUM reflects the diversity of our model and includes a wide range of both active and passive strategies (including our institutional index and iShares products). Year-end 2011 equity AUM of $1.560 trillion decreased $134.4 billion or 8% from the end of 2010, largely reflecting the effect of lower market valuations. Net new business of $24.1 billion was more than offset by $130.9 billion of market valuation and foreign exchange losses. Passive strategies represented 82% of equity AUM with the remaining 18% managed in active mandates. Fixed income AUM ended 2011 at $1.248 trillion, rising $106.4 billion, or 9%, relative to December 31, 2010, reflecting $4.3 billion of net new business and $102.6 billion of market valuation and foreign exchange gains. Fixed income AUM was almost evenly split between passive and active mandates with 51% and 49%, respectively. BGI merger-related outflows totaled $27.6 billion and $0.5 billion in equities and fixed income, respectively, primarily reflecting the effect of manager concentration considerations combined with outflows in scientific active equities (“SAE”) due to past performance. (See additional discussion under “AUM by Investment Style,” below.)

Investment advisory and administration fees for the majority of our investment products are calculated using daily or monthly average AUM. During periods of significant market volatility, quarterly average AUM may differ from actual average AUM used for billing purposes. For example, for the fourth quarter of 2011, equity market volatility caused the quarterly and monthly averages to differ by more than 2% for equities. Specifically, quarterly average AUM for active, index and iShares equities was $271 billion, $828 billion and $402 billion, while monthly average AUM was $280 billion, $851 billion and $415 billion, respectively.

In addition, BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately 50% of BlackRock’s equity AUM is tied to international markets, including emerging markets, which tend to have higher fee rates than similar U.S. equity strategies. Accordingly, fluctuations in international equity markets, which do not consistently move in tandem with U.S. markets, may have a greater impact on BlackRock’s effective equity fee rates and revenues.

Multi-Asset Class

Component Changes in Multi-Asset Class AUM

(Dollar amounts in millions)	12/31/2010	Net New Business	Market / FX App (Dep)	12/31/2011
Asset allocation	$115,106	$16,960	$(5,999)	$126,067
Fiduciary	28,566	18,352	3,122	50,040
Target date/risk	41,915	7,342	(194)	49,063

Multi-asset class	$185,587	$42,654	$(3,071)	$225,170

Multi-asset class AUM totaled $225.2 billion at year-end 2011, up 21% or $39.6 billion. During the year, we were awarded $42.7 billion of net new business, while portfolio values declined by $3.1 billion. BlackRock’s multi-asset class team manages a variety of bespoke mandates for a diversified client base that leverage our broad investment expertise in global equities, currencies, bonds and commodities, and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

At December 31, 2011, institutional investors represented 63% of multi-asset class AUM, while retail and high net worth investors accounted for 37%. At year-end 2011, 55% of multi-asset class AUM was managed for clients based in the Americas, 38% in Europe, the Middle East and Africa (“EMEA”) and 7% in Asia-Pacific. Flows reflected ongoing institutional demand for our advice in an increasingly challenging investment environment with $35.7 billion or 84% of net new inflows from institutional clients and $6.7 billion or 16% from retail investors. During the year, clients in the Americas and EMEA awarded BlackRock net new business of $44.2 billion, which was partially offset by net outflows of $1.5 billion from clients in Asia-Pacific.

•

Asset allocation and balanced products represented 56%, or $126.1 billion of multi-asset class AUM at year-end, up $11.0 billion as strong net new business of $17.0 billion was partially offset by market valuation losses of $6.0 billion. These strategies combine equity, fixed income and alternative components for institutional investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Our industry-leading global allocation funds garnered over $7.5 billion in net inflows for the year, finishing 2011 with over $70 billion in AUM.

•

Fiduciary management services accounted for 22%, or $50.0 billion, of multi-asset class AUM at December 31, 2011 and increased $21.5 billion during the year or 75%, driven by net inflows of $18.4 billion. These are complex mandates in which pension plan sponsors retain BlackRock to assume responsibility for some or all aspects of plan management. These customized services require strong partnership with the client’s investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

Item 1.	BUSINESS (continued)

Products (continued)

•

Target date and target risk funds ended the year at $49.1 billion, representing 22% of total multi-asset class AUM, an increase of 17% from year-end 2010. The increase was driven by net inflows of $7.3 billion, a year-over-year organic growth rate of 18%. These products include our LifePath and LifePath Retirement Income® offerings, which are qualified default investment options under the Pension Protection Act of 2006. These products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

Market volatility, particularly in the latter half of 2011, presented challenges for asset allocation strategies. Our multi-asset class performance has been mixed, with 65% of AUM above benchmark or peer medians for the one-year period, while 26% of AUM performed above benchmark or peer medians for the three-year time period and 91% of AUM outperformed benchmark or peer medians for the five years ended December 31, 2011.

Alternatives

Component Changes in Alternatives AUM

(Dollar amounts in millions)	12/31/2010	Net New Business	BGI merger- related outflows(1)	Market / FX App (Dep)	12/31/2011
Core	$63,603	$48	$(152)	$148	$63,647
Currency and commodities	46,135	(3,818)	—	(1,016)	41,301

Alternatives	$109,738	$(3,770)	$(152)	$(868)	$104,948

(1)	Amounts include BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011.

Alternatives totaled $104.9 billion at year-end 2011, down $4.8 billion, largely due to net outflows of $3.8 billion. Net inflows of $2.4 billion into single-strategy hedge funds were largely offset by outflows from other core alternatives products. Commodities net inflows of $1.8 billion were offset by net outflows of $5.6 billion from active and passive currency strategies. Net market valuation declines of $0.9 billion also dampened results. We continued to make significant investments in our alternatives platform in 2011, including the addition of three new hedge funds, a suite of new alternatives mutual funds and direct private equity as well as the formation of a strategic relationship with NTR plc to launch renewable power products. We believe that as alternatives become more mainstream and investors adapt their asset allocation strategies to best meet their investment objectives, they will further increase their use of alternative investments to complement core holdings. With highly-regarded alternative investment experts armed with industry-leading access to information, insights and deal flow and a multi-faceted risk management process, BlackRock is well positioned to capitalize on this trend and has been recognized for achievements in the alternatives space.

Institutional investors represented 73%, or $76.5 billion, of alternatives AUM with retail and high net worth investors comprising an additional 9%, or $9.1 billion, at December 31, 2011. iShares commodities products represented the remaining $19.3 billion, or 18%, of AUM at year end. The geographic mix was well diversified, with 56% of AUM managed for clients in the Americas, 22% for clients in EMEA and 22% for clients in Asia-Pacific.

The BlackRock Alternative Investors (“BAI”) group coordinates our alternative investment efforts, including product management, business development and client service. Our alternatives products fall into two main categories – core, which includes hedge funds, funds of funds and real estate offerings, and currency and commodities. The products offered under the BAI umbrella are described below.

Core:

•

Hedge Funds ended the year with $28.0 billion of AUM, up $1.3 billion as $2.0 billion of net inflows into multi-strategy and global macro hedge funds were partially offset by market valuation declines of $0.5 billion. Hedge fund AUM includes a variety of single-strategy, multi-strategy and global macro hedge funds as well as portable alpha, distressed and opportunistic offerings. Products include both open-end hedge funds and similar products, and closed-end funds created to take advantage of specific opportunities over a defined, often longer-term investment horizon.

Item 1.	BUSINESS (continued)

Products (continued)

•

Funds of Funds AUM decreased $1.2 billion, or 5%, to $22.8 billion at December 31, 2011, including $17.6 billion in funds of hedge funds and hybrid vehicles and $5.2 billion in private equity funds of funds. Declines were driven by net outflows of $1.7 billion, partially offset by $0.5 billion of market valuation gains. Performance was strong and a growing number of institutional clients worldwide sought our expertise in customized accounts and commingled vehicles.

•

Real Estate AUM totaled $12.8 billion in a variety of real estate debt and equity products. AUM decreased $0.1 billion as $0.3 billion of net outflows were largely offset by $0.2 billion of market valuation gains. Market performance was positive overall with gains for U.S. funds and separate accounts only partly offset by valuation declines in U.K. funds and international separate accounts. Offerings include high yield debt and core, value-added and opportunistic equity portfolios.

Currency and Commodities:

AUM in currency and commodities strategies totaled $41.3 billion at year-end 2011, down $4.8 billion during the year, reflecting $3.8 billion of net outflows, primarily in active currency and currency overlays, and $1.0 billion of market valuation declines. These products include a range of active and passive products primarily managed through institutional separate accounts. Our iShares commodities products represented $19.2 billion of AUM and are not eligible for performance fees.

Cash Management and Securities Lending. Cash management AUM totaled $254.7 billion at December 31, 2011, down $24.5 billion, or 9%, from year-end 2010. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios may be denominated in U.S. dollar, Euro or British pound.

At year-end 2011, 84% of cash AUM was managed for institutions and 16% for retail and high net worth investors. The investor base was also predominantly domestic, with 70% of AUM managed for investors in the Americas and 30% for clients in other regions, mostly EMEA-based. We suffered net outflows during the year, as investors sought higher yields in bank deposits, direct money market investments and longer-term assets. Among institutional investors, we saw the movement of unprecedented levels of cash to U.S. domiciled bank accounts, partially due to the unlimited guarantee from the Federal Deposit Insurance Corporation (“FDIC”) on bank deposits. Additionally, retail investors looked to different asset classes in search of higher yields as cash rates remained low. We expect flows in cash management to remain volatile due to continued global market uncertainty, persistent low interest rates and potential regulatory changes.

The cash management team also invests the cash we receive as collateral for securities on loan in other portfolios. Securities lending, which is offered as a potential source of incremental returns on long-term portfolios, is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. Fees for securities lending can be structured as a share of earnings and/or a percentage of the value of the cash collateral. The value of the securities on loan and the revenue earned is captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $120 billion, up from $104 billion at year-end 2010. The majority of the increase occurred during the second quarter, with balances remaining relatively stable through the remainder of the year. Demand generally strengthened in the latter part of the year, as equity market volatility rose in response to the European debt crisis. The strong rally in December raised notional values on loans and offset any decline in end-user borrowing due to falling volatility. The proportion of securities commanding premium lending fees grew slowly through the year, and started 2012 above the 2011 average.

BlackRock employs a conservative investment style for cash and securities lending collateral that emphasizes quality, liquidity and superior client service through all market cycles. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. BlackRock’s Cash Management Risk Committee has established risk limits, such as aggregate issuer exposure limits and maturity limits, across many of the products BlackRock manages, including over all of its cash management products. In the ordinary course of our business, there may be instances when a portfolio may exceed an internal risk limit or when an internal risk limit may be changed. No such instances, individually or in the aggregate, have been material to the Company. To the extent that daily evaluation/reporting of the profile of the portfolios identifies that a limit has been exceeded, the relevant portfolio will be adjusted. To the extent a portfolio manager would like to obtain a temporary waiver of a risk limit, the portfolio manager must obtain approval from the credit research team, which is independent from the cash management portfolio managers. While a risk limit may be waived, such temporary waivers are infrequent.

Item 1.	BUSINESS (continued)

Products (continued)

Investment Styles

Long-term AUM by Asset Class & Style

December 31, 2011

(Dollar amounts in millions)	Active	Institutional index	iShares	Total
Equity	$275,156	$865,299	$419,651	$1,560,106
Fixed income	614,804	479,116	153,802	1,247,722
Multi-asset class	218,459	6,149	562	225,170
Alternatives	79,262	6,345	19,341	104,948

Long-term	$1,187,681	$1,356,909	$593,356	$3,137,946

Component Changes in Long-term AUM by Style

(Dollar amounts in millions)	12/31/2010	Net New Business	BGI merger- related outflows(1)	Market / FX App (Dep)	12/31/2011
Active	$1,190,480	$(2,718)	$(7,508)	$7,427	$1,187,681
Institutional index	1,350,424	17,067	(20,743)	10,161	1,356,909
iShares	590,212	53,000	—	(49,856)	593,356

Long-term	$3,131,116	$67,349	$(28,251)	$(32,268)	$3,137,946

(1)	Amounts include BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.

Long-term1 product offerings include active and passive (index) strategies. Our active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle (alpha) while maintaining an appropriate risk profile. In contrast, passive strategies seek to closely track the returns of a corresponding index (beta), generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index.

Although many clients use both active and passive strategies, the application of these strategies differs greatly. For example, clients may use index products to gain exposure to a market or asset class pending reallocation to an active manager. This has the effect of increasing turnover of index AUM. In addition, institutional index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. This has the potential to exaggerate the significance of net flows in institutional index on BlackRock’s revenues and earnings.

Active Strategies

Component Changes in AUM - Active

(Dollar amounts in millions)	12/31/2010	Net New Business	BGI merger- related outflows(1)	Market / FX App (Dep)	12/31/2011
Equity	$334,532	$(22,876)	$(6,943)	$(29,557)	$275,156
Fixed income	592,303	(17,397)	(413)	40,311	614,804
Multi-asset class	181,101	40,796	—	(3,438)	218,459
Alternatives	82,544	(3,241)	(152)	111	79,262

Long-term	$1,190,480	$(2,718)	$(7,508)	$7,427	$1,187,681

(1)	Amounts include BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.

We offer two types of active strategies: those that rely primarily on fundamental research and those that utilize primarily quantitative models to drive portfolio construction. Long-term active AUM decreased $2.8 billion to $1.188 trillion at year-end 2011 with 23% in equities, 52% in fixed income, 18% in multi-asset class and 7% in alternatives. Favorable markets contributed $7.4 billion of growth, which was partially offset by $2.7 billion of net outflows, largely reflecting investors’ risk-averse posture in equities and fixed income throughout most of the year. AUM growth was hampered by BGI merger-related outflows of $7.5 billion, primarily in SAE.

[1]	See discussions of Cash Management and Advisory (BRS) offerings.

Item 1.	BUSINESS (continued)

Products (continued)

Active Equity. Active equity AUM of $275.2 billion decreased 18%, or $59.4 billion, from year-end 2010. Results reflected $29.6 billion of market valuation losses and net outflows of $22.9 billion before the final merger-related outflows of $6.9 billion in the first half of 2011. Active equity reflects a broad product set including global and regional portfolios; value, growth and core products; large, mid and small cap strategies; and selected sector funds. We believe an improving U.S. economy, strong corporate balance sheets and sustained growth in the emerging markets bodes well for equity markets in 2012, although geopolitical risks, particularly in Europe, continue to weigh heavily on investors’ psyches.

BlackRock manages active equity portfolios for a diverse base of institutional and retail clients globally. At December 31, 2011, 46% of our active equity AUM, or $125.5 billion, was managed on behalf of institutional investors in separate accounts, collective investment trusts and mutual funds and 54%, or $149.7 billion, was managed for retail and high net worth investors, largely through open-end mutual funds and separately managed accounts. Approximately 48% of our active equity AUM was managed for investors based in the Americas, 38% in EMEA and 14% in Asia-Pacific.

•

Fundamental active equity ended 2011 with $208.5 billion in AUM. Net inflows of $3.7 billion in U.S. equity and sector-specific strategies were more than offset by outflows of $8.6 billion in global and non-U.S. regional mandates. Market valuation losses of $25.3 billion further eroded AUM. Our fundamental active equity strategies seek to add value relative to a specified index or on an absolute basis, primarily through a combination of proprietary research and portfolio manager judgment. In total, 44%, 54% and 86% of fundamental active equity AUM outperformed their benchmarks or peer medians for the one-, three- and five-year periods ended December 31, 2011, respectively.

•

Scientific active equity AUM declined 30% to $66.7 billion, driven by net outflows of $18.0 billion before giving effect to $6.4 billion of BGI merger-related outflows recorded in the first quarter of 2011. Market valuation losses of $4.3 billion further weighed on results. SAE strategies seek superior investment outcomes through a stock selection process that aims to systematically find and exploit pricing opportunities, while rigorously managing risk and cost. As a result of recent investments in the platform, we continue to generate improving performance with 56%, 53% and 43% of SAE AUM outperforming their benchmarks or peer medians for the one-, three- and five-year periods ended December 31, 2011, respectively.

Active Fixed Income. Active fixed income AUM ended 2011 at $614.8 billion, an increase of 4%, or $22.5 billion, from the end of 2010, reflecting market valuation gains of $40.3 billion, which were partially offset by $17.4 billion of net outflows. Fixed income mandates are often tailored to client-specified liabilities, accounting, regulatory or rating agency requirements, or other investment policies. Overall, U.S. bonds enjoyed solid absolute returns in 2011, as demonstrated by a 7.8% return in the Barclays Capital U.S. Aggregate Index. While sovereign credit risk remains a concern, particularly in parts of Europe, we currently expect Federal Reserve policy in the U.S. to target stable interest rates.

Total active fixed income AUM included 81% in institutional assets and 19% in retail and high net worth assets. The client base reflects our historical roots with 70% of active fixed income AUM managed for investors in the Americas, 21% for EMEA-domiciled clients and 9% for investors in the Asia-Pacific region. Net inflows of $3.8 billion from Asia-Pacific clients were more than offset by outflows of $21.2 billion from investors in the Americas and EMEA.

•

Fundamental fixed income AUM totaled $571.1 billion, or 93%, of active fixed income AUM at year-end 2011. These products emphasize risk-controlled sector rotation and security selection driven by sector experts and direct interaction with issuers and market makers. Fundamental strategies increased $17.6 billion, driven by $37.2 billion of market valuation gains. These results were partially offset by $19.2 billion of net outflows, largely reflecting the effect of client changes in overall asset allocation (re-balancing), long-term performance concerns and interest in indexation. Positive flows of $8.9 billion into domestic specialty mandates such as U.S. credit, high yield and inflation protected products and $6.0 billion into U.S. municipal bonds were more than offset by outflows of $13.0 billion from local currency strategies and $10.0 billion of outflows from U.S. core funds. Fundamental taxable fixed income strategies ended the year with 43%, 78% and 43% of AUM above their benchmarks or peer medians for the one-, three-, and five-year periods ended December 31, 2011, respectively, while our active tax-exempt business showed strong results with 61%, 66% and 73% of AUM above their benchmarks or peer medians for the same time periods.

Item 1.	BUSINESS (continued)

Products (continued)

•

Model-based fixed income AUM grew $4.9 billion, or 13%, ending the year at $43.7 billion, reflecting net inflows of $1.8 billion and $3.1 billion of market valuation gains. These strategies employ models to identify relative-return opportunities and to apply those results, subject to a pragmatic review of model risk, on a systematic basis across portfolios. Performance in our model-based fixed income strategies was strong, with 70%, 86% and 83% of AUM above benchmarks or peer medians for the one-, three- and five-year periods ended December 31, 2011, respectively.

Multi-asset class and Alternatives. Active strategies represented 97% of multi-asset class AUM and 76% of AUM in alternative investments. These products are discussed earlier. (Please see the corresponding sections under “Products – Asset Classes” for additional information.)

Institutional Index

Component Changes in AUM - Institutional Index

(Dollar amounts in millions)	12/31/2010	Net New Business	BGI merger- related outflows(1)	Market / FX App (Dep)	12/31/2011
Equity	$911,775	$22,402	$(20,630)	$(48,248)	$865,299
Fixed income	425,930	(5,152)	(113)	58,451	479,116
Multi-asset class	4,116	1,659	—	374	6,149
Alternatives	8,603	(1,842)	—	(416)	6,345

Long-term	$1,350,424	$17,067	$(20,743)	$10,161	$1,356,909

(1)	Includes BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011.

Institutional index AUM, generally managed in common trust funds or separate accounts, comprised 39% of total AUM at December 31, 2011. Long-term AUM growth of $6.5 billion was driven by net new business of $17.1 billion, before the effect of the final BGI merger-related outflows, and $10.2 billion of market valuation gains. Merger-related outflows of $20.7 billion were concentrated among a small number of clients.

•

Equity products comprised 64% of institutional index AUM, ending the year at $865.3 billion, with net inflows of $22.4 billion more than offset by market valuation declines of $48.2 billion. Net inflows of $34.6 billion across global equity, regional strategies and currency overlays were partially offset by outflows of $11.6 billion from U.S. equity mandates. Toward year-end, U.S. equities experienced modest net inflows in the face of more stable economic and market conditions. Institutional index equity portfolios closely tracked their corresponding benchmarks with 96%, 84%, and 98% of AUM at or above tracking error tolerance for the one-, three-, and five-year periods ended December 31, 2011, respectively.

•

Fixed income products represented 35%, or $479.1 billion, of institutional index AUM, an increase of 12% or $53.2 billion. Net outflows totaled $5.2 billion, reflecting outflows of $14.6 billion in local currency mandates, only partly offset by inflows of $9.4 billion across global and U.S. core, sector-specialty and target duration strategies. Investors generally sought the relative safety of U.S. fixed income products and retreated from European exposure as uncertainty around the sovereign debt crisis continued. Institutional index fixed income portfolios closely tracked their respective benchmarks with 97%, 92%, and 99% of AUM at or above tracking error tolerance for the one-, three, and five-year periods ended December 31, 2011, respectively.

•	Less than 1% of institutional index AUM is in alternatives or multi-asset class products. (See discussions under “Products - Asset Classes,” above.)

Item 1.	BUSINESS (continued)

Products (continued)

iShares

Component Changes in AUM - iShares

(Dollar amounts in millions)	12/31/2010	Net New Business	Market / FX App (Dep)	12/31/2011
Equity	$448,160	$24,612	$(53,121)	$419,651
Fixed income	123,091	26,875	3,836	153,802
Multi-asset class	370	200	(8)	562
Alternatives	18,591	1,313	(563)	19,341

Long-term	$590,212	$53,000	$(49,856)	$593,356

The ETP industry experienced another strong year with $173 billion of net new business and positive inflows for 11 months of the year2. The industry expanded to include over 4,200 products globally with year-end AUM totaling $1.5252 trillion. The broad spectrum of available ETP asset classes attracted new money through periods that were characterized as both “risk-on” and “risk-off.”

The global growth of the ETP market reflects both continued adoption and new product introduction with investor product preferences driven to varying degrees by performance (as measured by tracking error, which is the difference between net returns on the ETP and the corresponding targeted index), liquidity (bid-ask spread), tax-efficiency, transparency and client service. Growth was lower than in recent years, primarily due to unfavorable market movements. Industry asset growth has historically been linked to positive markets, with investors looking to capitalize on strong market returns. In the continued environment of ultra-low interest rates, industry flows shifted toward fixed income oriented products and, within equities, to developed markets and away from broad and single-country emerging market funds.

iShares is the leading ETP provider in the world, with $593.4 billion of AUM at December 31, 2011, which increased $3.1 billion, or 1%, since year-end 2010. iShares was the top asset gatherer globally in 20112 with $53.0 billion of net inflows largely offset by $49.9 billion of market valuation declines. During 2011, iShares introduced 45 new ETPs and continued our dual commitment to innovation and responsible product structuring. Our broad product range offers investors a precise, transparent and low-cost way to tap market returns and gain access to a full range of asset classes and global markets that have been difficult or expensive for many investors to access until now, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

At year-end, iShares AUM included $419.7 billion, or 71%, in equity offerings, $153.8 billion, or 26%, in fixed income ETPs and $19.9 billion, or 3%, in multi-asset class and alternative investments. iShares equity AUM decreased $28.5 billion, or 6%, from year-end 2010, with $24.6 billion in net inflows more than offset by $53.1 billion of market and foreign exchange losses. iShares fixed income AUM rose $30.7 billion, or 25%, over the previous year, with 88% of the increase being driven by $26.9 billion of net inflows. iShares multi-asset class and alternatives AUM grew by $0.9 billion, or 5%, with $1.5 billion of net inflows, predominantly in commodity products such as gold and silver, offset by $0.6 billion of market and foreign exchange declines.

iShares offers the most diverse product set in the industry with 504 ETPs at year-end 2011 and serves the broadest client base, covering 25 countries on five continents including North America, South America, Europe, Asia and Australia2. iShares remained the ETP leader in top asset gathering in 2011 with four of the top ten products and the highest number of leading products as measured by total assets, with five of the top ten2. Notwithstanding an increase in the number of ETP products offered in the industry, iShares continued to maintain the largest share of global AUM with 39% at year-end December 31, 20112.

[2]	Year-end 2011 ETP Landscape Industry Highlights; BlackRock Investment Institute ETP Research Team, BlackRock, Bloomberg, National Stock Exchange (NSX); Bloomberg

Item 1.	BUSINESS (continued)

Products (continued)

•

U.S. iShares AUM ended at $444.4 billion with $29.6 billion of net inflows driven by strong demand for our yield-oriented and equity dividend products with our flagship emerging markets fund also attracting strong flows in the fourth quarter 2011. However, the search for yield did not deter investment in low-rate U.S. government bond ETPs, which attracted significant flows. U.S. broad aggregate bond ETPs also remained popular, allowing investors to capture diversified exposures. At year-end 2011, iShares was the largest U.S. provider with 42% share of AUM[3].

•

International iShares AUM ended at $149.0 billion with robust net new business of $23.4 billion for the year, dominated by developed countries equity products. Sovereign and bank debt concerns in Europe spurred a “flight to safety”, leading to strong investments into Europe-listed ETPs offering exposure to German equities. A DAX index-based iShares product led European ETPs overall, with net new inflows of $11.6 billion. At year-end 2011, iShares was the largest European provider with 36% of AUM and 79% of total 2011 industry inflows in the European market[3].

In addition, we were the largest ETP manager in Latin America with over 80% of AUM at December 31, 20113. We continue to look for opportunities to further diversify product offerings in key strategic focus areas including attractive, high-growth markets as demonstrated by the July 2011 launch of iShares COLCAP, the first ETP in the Colombian market; and by our January 2012 announced acquisition of the Canadian ETP provider Claymore Investments. In general, we expect to maintain relatively stable pricing, so long as it is supported by performance and the iShares value proposition, although we continually seek to achieve efficiencies and pass them on to our clients.

BlackRock Solutions. BlackRock Solutions offers investment management technology systems, risk management services and advisory services on a fee basis. In 2011, approximately $10.2 trillion of positions were processed on our Aladdin proprietary technology platform, which serves as the investment system for both BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting capabilities via the Green Package® and risk management advisory services; interactive fixed income analytics through our web-based calculator, AnSer®; middle and back office outsourcing services; and investment accounting. BRS’ Financial Markets Advisory (“FMA”) group provides services for a wide range of global clients, such as valuation and risk assessment of illiquid assets, portfolio restructuring, workouts and dispositions of distressed assets and financial and balance sheet strategies.

In the face of increasing regulatory scrutiny, clients have increased their focus on risk management and demand for BRS services continues to be robust. During the year, BRS added 50 net new assignments and ended the year with record revenues of $510 million, an increase of $50 million, or 11%, from 2010. This was driven by strong demand for our FMA, Aladdin and risk management services, particularly in EMEA and in Asia-Pacific, where we added a number of new clients. Aladdin assignments are long-term contracts that provide significant levels of recurring revenue. At year-end, BRS served 166 clients, including banks, insurance companies, official institutions, pension funds, asset managers and other institutional investors across North America, Europe, Asia and Australia.

In FMA, the growing financial crisis in Europe led to several short-term risk analytics assignments including a few high-profile engagements. Overall, the nature of FMA assignments is shifting to longer-term advisory and risk monitoring engagements. Advisory AUM decreased 20% to $120.1 billion, driven by $29.9 billion of planned client distributions reflecting our continued success in disposing of assets for clients at, or above, targeted levels.

The BRS and Aladdin teams continued to support key aspects of the BGI integration in 2011. These efforts are vital to establishing a unified operating platform and consistent operating processes. We expect the integration of BGI’s extensive quantitative tools, risk management models and portfolio construction applications across asset classes to enhance the Aladdin platform over time. Additionally, we will seek to leverage our scale for the benefit of our clients through the creation of a robust global trading platform in order to improve execution and enhance alpha as well as other initiatives.

[3]	Year-end 2011 ETP Landscape Industry Highlights; BlackRock Investment Institute ETP Research Team, BlackRock, Bloomberg, National Stock Exchange (NSX); Bloomberg

Item 1.	BUSINESS (continued)

Products (continued)

Transition Management Services. BlackRock also offers transition management services, involving the temporary oversight of a client’s assets as they transition from one manager to another or from one strategy to another. We provide a comprehensive service that includes project management and implementation based on achieving best execution consistent with the client’s risk management tolerances. We use state-of-the-art tools and work closely with BlackRock’s global trading research team to manage four dimensions of risk throughout the transition: exposure, execution, process and operational risk. The average transition assignment is executed within three weeks, although the duration can be longer or shorter depending on the size, complexity and liquidity of the related assets. These portfolios are not included in AUM unless BlackRock has been retained to manage the assets after the transition phase.

Risk & Quantitative Analysis. Across all asset classes, in addition to the efforts of the portfolio management teams, the Risk & Quantitative Analysis (“RQA”) group at BlackRock draws on extensive analytical systems and proprietary and third-party data to identify, measure and manage a wide range of risks. RQA provides risk management advice and independent risk oversight of the investment management processes, identifies and helps manage counterparty and operational risks, coordinates standards for firm wide investment performance measurement and determines risk management-related analytical and information requirements. Where appropriate, RQA will work with portfolio managers and developers to facilitate the development or improvement of risk models and analytics.

Product Performance Notes. Past performance is not indicative of future results. The performance information shown is based on preliminarily available data. The performance information for actively managed accounts reflects U.S. open-end and closed-end mutual funds and similar EMEA-based products with respect to peer median comparisons, and actively managed institutional and high net worth separate accounts and funds located globally with respect to benchmark comparisons, as determined using objectively based internal parameters, using the most current verified information available as of December 31, 2011.

Accounts terminated prior to December 31, 2011 are not included. In addition, accounts that have not been verified as of January 30, 2012 have not been included. If such terminated and other accounts had been included, the performance information may have differed substantially from that shown. The performance information does not include funds or accounts that are not measured against a benchmark, any benchmark-based alternatives product, private equity products, CDOs, or liquidation accounts managed by BlackRock’s FMA group. Comparisons are based on gross-of-fee performance for U.S. retail, institutional and high net worth separate accounts and EMEA institutional separate accounts and net-of-fee performance for EMEA based retail products. The performance tracking information for institutional index accounts is based on gross-of-fee performance as of December 31, 2011, and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund as of December 31, 2011. The information reported may differ slightly from that reported previously due to the increased number of accounts that have been verified since the last performance disclosure. BlackRock considers these differences to be not material.

The source of performance information and peer medians is BlackRock and is based in part on data from Lipper Inc. for U.S. funds and Morningstar, Inc. for non-U.S. funds. Fund performance reflects the reinvestment of dividends and distributions, but does not reflect sales charges.

Clients

AUM by Client Region & Client Type

December 31, 2011

(Dollar amounts in millions)	Institutional	Retail / High Net Worth	iShares(1)	Total
Americas	$1,338,081	$304,690	$480,713	$2,123,484
EMEA	849,439	71,887	105,617	1,026,943
Asia-Pacific	328,069	27,160	7,025	362,254

Total	$2,515,589	$403,737	$593,355	$3,512,681

(1)	Amounts based on jurisdiction of product, not underlying client.

Item 1.	BUSINESS (continued)

Clients (overview)

BlackRock serves institutional and retail and high net worth (“HNW”) investors in more than 100 countries through the efforts of professionals located in 27 countries. We strive to leverage our global investment expertise and scale, together with our understanding of local requirements and business customs, to most effectively serve our clients. Portfolios may be invested in local, regional or global capital markets. Products may be structured to address location-specific issues, such as regulations, taxation, operational infrastructure and market liquidity, and client-specific issues, such as investment policy, liability structure and ratings.

Our matrix organizational structure facilitates strong teamwork globally across both functions and regions in order to enhance our ability to leverage best practices to serve our clients and continue to develop our talent. The global functions – Portfolio Management, BRS, Global Client Groups and Corporate & Business Operations – are key to driving coordination and consistency and to further enhancing the benefits of our scale. The regions – Americas, EMEA and Asia-Pacific – support local clients, employees, regulators and business strategy. At December 31, 2011, 44% of our AUM was managed for clients outside the United States and 43% of employees were based outside the United States. We expect these figures to approach 50% over the coming years. At December 31, 2011 our London office was the largest with 18% of our employees, followed by New York and San Francisco.

Global Clientele

AUM by Asset Class & Client Region

December 31, 2011

(Dollar amounts in millions)	Americas	EMEA	Asia- Pacific	Total
Equity	$980,632	$426,009	$153,465	$1,560,106
Fixed income	677,608	403,371	166,743	1,247,722
Multi-asset class	124,337	86,251	14,582	225,170
Alternatives	58,623	23,235	23,090	104,948

Long-term	1,841,200	938,866	357,880	3,137,946
Cash management	178,777	74,296	1,592	254,665
Advisory	103,507	13,781	2,782	120,070

Total	$2,123,484	$1,026,943	$362,254	$3,512,681

AUM by Style & Client Region

December 31, 2011

(Dollar amounts in millions)	Americas	EMEA	Asia- Pacific	Total
Active	$724,447	$333,402	$129,832	$1,187,681
Institutional index	636,040	499,847	221,023	1,356,910
iShares (1)	480,713	105,617	7,025	593,355

Long-term	1,841,200	938,866	357,880	3,137,946
Cash management	178,777	74,296	1,592	254,665
Advisory	103,507	13,781	2,782	120,070

Total	$2,123,484	$1,026,943	$362,254	$3,512,681

(1)	Amounts based on jurisdiction of product, not underlying client.

Americas. At year-end 2011, assets managed on behalf of clients domiciled in the Americas (defined as the U.S., Caribbean, Canada, Latin America and Iberia), totaled $2.123 trillion or 60% of total AUM down $54.0 billion, or 2%, since year-end 2010. Net new business in long-term products of $54.7 billion was insufficient to overcome outflows of $69.4 billion from cash and advisory and $29.2 billion in market valuation losses. During the year, we served clients through offices in 30 states in the United States as well as Canada, Mexico, Brazil, Chile and Spain.

Product offerings included closed-end funds and iShares traded on various local stock exchanges, a full range of open-end mutual funds, collective investment funds, common trusts, private funds and separate accounts. Our long-term product mix is well diversified and proportional to the firm’s mix with 53% in equities, 37% in fixed income, 7% in multi-asset class and 3% in alternatives. Cash management products predominantly serve clients in the Americas. We also have a wide variety of BRS assignments for institutional investors and governmental entities in the United States and Canada.

Item 1.	BUSINESS (continued)

Clients (overview)

The mix by investment style is also balanced, with 39% of long-term AUM managed in active products, 35% in institutional index accounts and 26% in iShares at year-end. (Note that the iShares figures are based on the jurisdiction of the product rather than the underlying investor. Non-U.S. investors often prefer U.S. iShares, primarily due to the depth of the markets and liquidity of the products.)

EMEA. AUM for clients based in EMEA ended the year at $1.027 trillion, or 29%, of total AUM, an increase of $11.1 billion from year-end 2010. During the year, clients awarded us net new business of $23.5 billion, including inflows from investors in 19 countries across the region. Our offerings include fund families in the U.K., Luxembourg and Dublin and iShares listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Clients invested across the entire product spectrum with 46% of long-term AUM in equities, 43% in fixed income, 9% in multi-asset class and 2% in alternatives. EMEA clients constitute 30% of our cash management products and represent 11% of our advisory AUM. BRS has steadily built its presence in EMEA, with Aladdin relationships with a variety of institutional investors and FMA engagements for financial services companies and official institutions, including assignments for the Central Bank of Ireland and the National Bank of Greece.

The mix by investment style is slightly more concentrated than in the Americas, with 36% invested in active products, 53% in institutional index accounts and 11% in iShares. The relatively higher percentage in institutional index is driven by low-fee institutional liability hedging portfolios, which account for approximately 20% of total institutional index assets. The relatively lower percentage in iShares primarily reflects the earlier stage of development of the European ETP market and our lower installed share.

Asia-Pacific. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan and Korea, and joint ventures in China and India. At December 31, 2011, we managed $362.3 billion of AUM for clients in the region, a decrease of 1%, or $5.3 billion, from year-end 2010. Net new business of $5.7 billion was offset by $2.3 billion of unfavorable market movements and $8.7 billion of BGI merger-related outflows.

At year-end, the mix of long-term products managed for these clients consisted of 43% equities, 47% fixed income, 4% multi-asset class and 6% alternative investments. Asia-Pacific clients represented 2% of our advisory AUM and less than 1% of our cash management products. BRS serves a select number of the largest and most sophisticated investors in the region. We continue to grow our presence in the region with the addition of our first two multi-asset Aladdin assignments in Japan.

The mix among investment styles was tilted more toward institutional index accounts than in the other regions, with $221.0 billion, or 62%, of long-term AUM in these products. This bias can be traced to the presence of very large governmental institutions and pensions that are heavy users of index products. Asia-Pacific institutional investors also use iShares for tactical allocation, but often favor the liquidity of the U.S. products (which are counted in Americas iShares). Active mandates represented 36% of AUM managed for investors in the region at year-end.

Item 1.	BUSINESS (continued)

Clients (overview)

Clients Served. We serve a diverse mix of institutional and retail investors worldwide. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors; and retail and high net worth investors. We also serve both institutional and retail and high net worth investors who acquire iShares on exchanges worldwide (iShares is discussed under “Products” above).

Institutional Investors

Institutional Long-Term AUM by Asset Class, Style & Client Region

December 31, 2011

(Dollar amounts in millions)	Americas	EMEA	Asia- Pacific	Total
Active:
Equity	$50,343	$52,694	$22,478	$125,515
Fixed income	327,215	120,551	52,161	499,927
Multi-asset class	52,396	75,125	8,157	135,678
Alternatives	34,734	13,921	21,500	70,155
Index:
Equity	503,211	247,894	107,423	858,528
Fixed income	124,058	243,438	111,442	478,938
Multi-asset class	693	3,677	1,775	6,145
Alternatives	1,380	4,834	131	6,345

Long-term institutional	$1,094,030	$762,134	$325,067	$2,181,231

Long-term assets managed for institutional investors totaled $2.181 trillion, or 62%, of total AUM at year-end 2011. During the year, net new business in long-term products totaled $0.9 billion with investment performance and market appreciation contributing $41.5 billion.

BlackRock’s institutional business is well diversified by both product and region, with 45% of long-term AUM in equities, 45% in fixed income, 7% in multi-asset class and 3% in alternatives. The mix by investment style was 38% active and 62% passive (excluding institutional investors in iShares). As noted earlier, institutional index accounts tend to be larger mandates managed for relatively low fee rates and subject to higher turnover.

We serve institutional investors on six continents, with 50% of long-term AUM managed on behalf of investors in the Americas, 35% in EMEA and 15% in Asia-Pacific. The institutional business is further diversified by sub-segments: tax-exempt, official institutions and taxable investors, as described below.

Item 1.	BUSINESS (continued)

Clients (overview)

•

BlackRock is among the largest managers of pension plan assets in the world with $1.502 trillion, or 69%, of long-term institutional AUM managed for defined benefit and defined contribution and other pension plans for corporations, governments and unions at December 31, 2011. An additional $48.7 billion was managed for other tax-exempt investors, including charities, foundations and endowments. Assets managed for these clients grew $6.9 billion during 2011, including $32.7 billion of long-term net inflows from defined contribution plans. We ended 2011 with $330.0 billion in defined contribution AUM and BlackRock remains well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments.

•

We also managed $129.3 billion, or 6%, of long-term institutional AUM, for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2011. These clients often require specialized investment policy advice, the use of customized benchmarks and training support.

•

BlackRock is a top independent manager of assets for insurance companies, which accounted for $214.4 billion, or 10%, of institutional long-term AUM at year-end 2011. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $287.3 billion or 13% of long-term institutional AUM at year-end.

Retail and High Net Worth Investors

Retail / HNW Long-Term AUM by Asset Class & Client Region

December 31, 2011

(Dollar amounts in millions)	Americas	EMEA	Asia- Pacific	Total
Equity	$88,792	$50,968	$16,652	$156,412
Fixed income	102,997	9,029	3,029	115,055
Multi-asset class	70,685	7,449	4,650	82,784
Alternatives	3,980	3,669	1,458	9,107

Long-term retail/High net worth	$266,454	$71,115	$25,789	$363,358

BlackRock serves retail and high net worth investors globally through separate accounts, open-end and closed-end funds, unit trusts and private investment funds. At December 31, 2011, long-term assets managed for retail and high net worth investors totaled $363.4 billion, down 3%, or $10.6 billion, versus year-end 2010. During the year, net inflows of $13.4 billion in long-term products were offset by market valuation declines of $24.0 billion.

Retail and high net worth investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $286.4 billion, or 79%, of retail and high net worth long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. The product mix is well diversified, with 43% of long-term AUM in equities, 32% in fixed income, 23% in multi-asset class and 2% in alternatives. The vast majority (98%) of long-term AUM is invested in active products, although this is partially inflated by the fact that iShares is shown as a separate client type, since we do not identify all of the underlying investors.

The client base is also diversified geographically, with 73% of long-term AUM managed for investors based in the Americas, 20% in EMEA and 7% in Asia-Pacific at year-end 2011.

•

Americas retail and high net worth long-term inflows of $16.8 billion were driven by strong demand for global allocation, U.S. sector-specialty and municipal fixed income mutual fund offerings. Rising concerns over sovereign default risks, sustained market volatility and a low interest rate environment led investors to seek a more dynamic fixed income management approach versus a “buy and hold” strategy. In the United States, we had over 70 product placements on broker-dealer platforms during the year and have grown our market position from tenth to fourth largest fund manager since we acquired Merrill Lynch Investment Managers (“MLIM”) in late-2006[4]. Our success in attracting net new business even as the industry experienced heavy outflows resulted in our improved market share of 14% of long-term flows for 2011[4]. In 2011, BlackRock won the Dalbar award for customer service in financial services, the twelfth occasion on which we have been recognized for outstanding achievement in this area.

[4]	Simfund

Item 1.	BUSINESS (continued)

Clients (overview)

•

International retail outflows of $3.3 billion in 2011 were driven by continued trends toward de-risking, and were predominantly from regional and country-specific equity strategies due to uncertainty in European markets. Overshadowed by fixed income and equity outflows, inflows of $0.6 billion into alternatives products demonstrate an appetite for alternatives in the retail channel. Our international retail and high net worth offerings include our Luxembourg cross-border fund families, BlackRock Global Funds (“BGF”), BlackRock Strategic Funds with over $75.0 billion and $1.5 billion of AUM at year-end 2011, respectively, and a range of retail funds in the U.K. BGF managed 64 funds registered in 35 jurisdictions at year-end 2011. Over 55% of the funds were rated by S&P. In 2011, we were ranked as the third largest cross border fund provider[5]. In the U.K., we ranked among the five largest fund managers[5], and are known for our innovative product offerings, including the absolute alpha products we introduced six years ago.

Our footprint in each of these regions reflects strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

Clients in cash management and advisory products are discussed earlier. (See the corresponding sections under “Products – Asset Classes” and under “Products – Investment Styles.”)

[5]	Lipper FERI

Item 1.	BUSINESS (continued)

Competition. BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta for passively managed products, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. These factors may place BlackRock at a competitive disadvantage and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and to attract new business will be successful.

Geographic Information

At December 31, 2011, BlackRock had clients in over 100 countries across the globe, including the United States, the United Kingdom and Japan.

The following table illustrates the Company’s total revenue for the years ended December 2011, 2010 and 2009 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)
Revenue	2011	2010	2009
Americas	$6,064	$5,824	$3,309
Europe	2,517	2,300	1,179
Asia-Pacific	500	488	212

Total revenue	$9,081	$8,612	$4,700

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2011, 2010 and 2009 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions)
Long-lived Assets	2011	2010	2009
Americas	$13,133	$13,092	$12,983
Europe	123	42	46
Asia-Pacific	73	99	94

Total long-lived assets	$13,329	$13,233	$13,123

Americas primarily comprises the United States, Canada, Brazil and Mexico, while Europe primarily comprises the United Kingdom and Asia-Pacific primarily comprises Japan, Australia and Hong Kong.

Employees. At December 31, 2011, BlackRock had a total of approximately 10,100 employees, including approximately 4,400 located in offices outside the United States. Consistent with our commitment to continually expand and enhance our talent base to support our clients, we added over 900 employees during the year, including in strategic focus areas such as iShares, alternatives, institutional sales and Asia.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust customers of BlackRock Institutional Trust Company, N.A. (“BTC”), PNC and its bank subsidiaries and their customers, and the financial system. Under these laws and regulations, agencies that regulate investment advisers, investment funds and financial and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock and other financial services firms. The DFA may significantly change BlackRock’s operating environment and the financial markets in general in unpredictable ways. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon BlackRock’s business and results of operations. Among the potential impacts of the DFA, provisions of the DFA referred to as the Volcker Rule could, to the extent the final Volcker Rule is determined to apply to BlackRock’s activities, affect the method by which BlackRock invests in and operates its investment funds, including private equity funds, hedge funds and fund of funds platforms. The impact of the Volcker Rule on liquidity and pricing in the broader financial markets is unknown at this time. In addition, BlackRock could become designated as a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). If BlackRock were designated a SIFI, it could be subject to enhanced prudential, supervisory and other requirements, such as risk-based capital requirements; leverage limits; liquidity requirements; resolution plan and credit exposure report requirements; concentration limits; a contingent capital requirement; enhanced public disclosures; short-term debt limits; and overall risk management requirements. Further, proposed regulations under the DFA, relating to regulation of swaps and derivatives, could impact the manner by which BlackRock and BlackRock-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading. Similarly, BlackRock’s management of funds and accounts that use and trade swaps and derivatives could be adversely impacted by recently adopted changes to the Commodity Futures Trading Commission’s (the “CFTC”) regulations. These include changes imposing limits on speculative positions in contracts on certain physical commodities, which could adversely affect liquidity in the futures and swaps markets in which BlackRock trades for its funds and accounts and could expose BlackRock to heightened compliance costs. Other jurisdictions outside the United States in which BlackRock operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on BlackRock and the broader markets.

Item 1.	BUSINESS (continued)

Regulation (continued)

The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities; require BlackRock to change certain business practices; divert management’s time and attention from BlackRock’s business activities to compliance activities; and expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. For example, in addition to regulatory changes mandated by the DFA, the Securities and Exchange Commission (the “SEC”) adopted regulations related to, and continues to review the role and risks related to, money market funds and has indicated that it may adopt additional regulations. Some of the proposed changes, if adopted, could significantly alter money market fund products and the entire money market fund industry. Similarly, the SEC continues to review the distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which are important to a number of the mutual funds BlackRock manages. Any changes to 12b-1 fees would alter the way BlackRock’s distribution partners distribute BlackRock products. Additionally, the SEC, the Internal Revenue Service (“IRS”) and the CFTC each continue to review the use of futures and derivatives by mutual funds, and such reviews could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC. Another example of new regulation is the SEC’s recently adopted systemic risk reporting requirement, pursuant to which BlackRock will be required to file SEC Form PF beginning in 2012. In addition, the CFTC also adopted systemic reporting requirements, which may impose significant reporting obligations on BlackRock. Still another example of changes in the regulatory landscape is regulations to be adopted by the IRS under the Foreign Account Tax Compliance Act (“FATCA”). FATCA was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations are expected to be adopted by the IRS in 2012, with the earliest implementation dates beginning in 2013. Such regulations could cause the Company to incur significant administrative and compliance costs. In addition, globally, regulators are examining the potential risks in ETFs and may impose additional regulations on ETFs, including requirements to promote increased transparency and to limit the ability of ETFs to utilize derivatives. Any of these regulatory changes could also lead to business disruptions, could materially and adversely impact the value of assets in which BlackRock has invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or distinguish itself from competitors.

Additional legislation, changes in rules promulgated by regulators and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and regulations may directly affect the method of operation and profitability of BlackRock. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. See the Non-U.S. Regulation section below for a discussion of regulatory reforms being considered and/or adopted outside of the United States.

U.S. Regulation

BlackRock and certain of its U.S. subsidiaries are subject to regulation, primarily at the federal level, by the SEC, the Department of Labor (the “DOL”), the Federal Reserve, the Office of the Comptroller of the Currency of the United States (the “OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (the “NFA”), the CFTC and other government agencies and regulatory bodies. Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions, laws and regulations established by various agencies.

The Investment Advisers Act of 1940, as amended (the “Advisers Act”), imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Item 1.	BUSINESS (continued)

Regulation (continued)

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations, reporting obligations) and market regulation policies in the United States and globally. Depending on the scope of the rules to be adopted by the SEC, provisions of the DFA added to the Exchange Act may require certain BlackRock subsidiaries to register as municipal advisers in relation to their services for state and local governments, pension plans and other investment programs, such as college savings plans. In addition, BlackRock manages a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to the rules of such exchanges. Violation of these laws and regulations could result in restrictions on the Company’s activities and damage its reputation. BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

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

BlackRock has two subsidiaries that are registered as commodity pool operators and commodity trading advisers, two other subsidiaries that are only registered as commodity trading advisers and two additional subsidiaries only registered as commodity pool operators with the CFTC. All six of these subsidiaries are members of the NFA. Additional BlackRock entities may need to register as a commodity pool operator or commodity trading adviser as a result of regulatory changes that the CFTC recently adopted in February 2012. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the DFA, in which certain BlackRock clients may invest. Four of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”), BlackRock Capital Markets, LLC, BlackRock Execution Services, and BlackRock Fund Distribution Company (“BFDC”) are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”). BRIL and BFDC are members of the Municipal Securities Rulemaking Board (“MSRB”) and are subject to MSRB rules.

U.S. Banking Regulation

PNC is a bank holding company and regulated as a “financial holding company” by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Based on PNC’s interests in and relationships with BlackRock, BlackRock is deemed to be a non-bank subsidiary of PNC and is therefore subject to the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to PNC. The supervision and regulation of PNC and its subsidiaries under applicable banking laws is intended primarily for the protection of its banking subsidiaries, its depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, and the financial system as a whole, rather than for the protection of stockholders, creditors or clients of PNC or BlackRock. PNC’s relationships and good standing with its regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

BTC is a limited purpose national trust company that does not accept deposits or make commercial loans and is a member of the Federal Reserve System. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as capital adequacy, regulations governing fiduciaries, conflicts of interest, self-dealing, and anti-money laundering laws and regulations. BTC is also subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC’s customers and not BTC, BlackRock and its affiliates, or BlackRock’s stockholders.

Item 1.	BUSINESS (continued)

Regulation (continued)

BlackRock generally may conduct only activities that are authorized for a “financial holding company” under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, only to the extent consistent with applicable law and regulatory interpretations. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. There are limits on the ability of bank subsidiaries of PNC to extend credit to or conduct other transactions with BlackRock. PNC and its subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses.

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

Any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of one of PNC’s bank subsidiaries to remain “well capitalized,” by any examination downgrade of one of PNC’s bank subsidiaries, or by any failure of one of PNC’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the DFA broadened the requirements for maintaining financial holding company status by now also requiring the holding company to remain “well capitalized” and “well managed.”

Non-U.S. Regulation

BlackRock’s international operations are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As BlackRock continues to expand its international presence, a number of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States.

The Financial Services Authority (the “FSA”) currently regulates certain BlackRock subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom pursuant to the Financial Services and Markets Act 2000. The FSA’s rules made under that Act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. The U.K. government announced in 2010 that it intends to abolish the FSA and to establish three new regulatory bodies, the Financial Policy Committee of the Bank of England, the Prudential Regulation Authority and the Financial Conduct Authority in its place. Detailed proposals and draft legislation were published in mid-2011 and it is intended that completion of the necessary primary legislation will take place by the end of 2012 with transfers of power in early 2013. Pending formal implementation, the FSA has introduced a shadow internal structure in anticipation of the creation of the Prudential Regulation Authority and the Financial Conduct Authority, and the Bank of England has created an interim Financial Policy Committee.

In addition to the above, the Company’s U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the European Economic Area (“EEA”), as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

Item 1.	BUSINESS (continued)

Regulation (continued)

The United Kingdom has adopted the MiFID rules into national legislation and FSA regulations, as have those other European jurisdictions (excluding Switzerland which is not part of the EU or EEA) in which BlackRock has a presence. A review of MiFID by the European Commission has led to the publication of a draft amendment Directive and a draft new Markets in Financial Instruments Regulation. The proposals, if implemented, are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. They may affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and may control the activities of algorithmic trading. The proposals may also result in changes to conduct of business requirements including selling practices, intermediary inducements and client categorization. The proposals also envisage giving the European Commission power to ban certain products and services. A European Commission proposal (the European Market Infrastructure Regulation (“EMIR”)), when implemented, will require the central clearing of standardized OTC derivatives.

In addition, the FSA is in the process of finalizing its rules following its retail distribution review. These rules, which come into effect on December 31, 2012, will change how retail clients pay for investment advice given in respect of all retail investment products, including open-ended and closed-ended funds, structured products and insurance-based savings products.

In the aftermath of the financial crisis, the European Commission set out a detailed plan for EU financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations of which the MiFID review (mentioned above) was part. These will have direct and indirect effects on BlackRock’s operations in the EEA.

The EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011, needs to be implemented by EU member states by July 22, 2012. The AIFMD will regulate managers of, and service providers to, alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD will also regulate the marketing of all alternative investment funds inside the EEA. In general, the AIFMD is expected to have a staged implementation between mid-2013 and 2018. Compliance with the AIFMD’s requirement may restrict AIF marketing and place additional compliance obligations in the form of remuneration policies, capital requirements, leverage oversight, valuation, stakes in EU companies, the domicile of custodians and liquidity management.

The European Commission has also published proposals to replace the Market Abuse Directive with a regulation on insider dealing and market manipulation and with an accompanying directive on criminal sanctions. There are also ongoing plans to reform the framework to which regulated firms are subject, including in relation to regulatory capital and the protection of client assets, which will have a direct effect on some of BlackRock’s European operations.

The next iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS IV”), was required to be adopted in the national law of each EU member state by July 1, 2011. The United Kingdom has adopted UCITS IV requirements into national legislation and FSA regulation. Luxembourg and Ireland have also adopted UCITS IV into their national legislation. However, several other EU member states are still in various stages of the adoption process. UCITS IV introduced new requirements including a requirement on UCITS funds to provide a key investor information document. There are also European Commission consultations in process that are intended to improve retail investor protection, including UCITS V, which addresses, among other items, custodial liability.

Recent proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs though a separate EU legislative process.

In addition, in September 2011, the European Commission proposed a financial transaction tax (“FTT proposal”) in the European Union, which would, if approved by all 27 Member States, apply to all financial transactions where at least one party is established in an EU Member State and either that party or another party to the transaction is a financial institution. While the specific terms of the FTT proposal remain subject to negotiation, any tax on securities transactions would likely have a negative impact on the liquidity of the derivatives and securities markets in Europe and would adversely impact our European clients’ assets and our non-European clients to the extent that they are or want to be invested in European assets.

For the insurance sector the Solvency II process will increase the amount of capital that insurers will have to set aside and will have an indirect effect on fund managers with insurance clients.

Item 1.	BUSINESS (continued)

Regulation (continued)

In addition to the FSA, the activities of certain BlackRock subsidiaries, branches, and representative offices are overseen by financial services regulators in Germany, The Netherlands, Ireland, Luxembourg, Switzerland, Isle of Man, Jersey, Guernsey, France, Belgium, Italy, Poland, Spain and Sweden. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements. Other BlackRock subsidiaries, branches, and representative offices are regulated in Japan, Australia, China, Hong Kong, Singapore, Taiwan, South Korea, India, Dubai, Cayman Islands, Brazil, Chile, Mexico and Canada.

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

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (the “ASIC”) and the Australian Prudential Regulation Authority (the “APRA”). The ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. The APRA is the prudential regulator of the Australian financial services industry and oversees banks, credit unions, building societies, general insurance and reinsurance companies, life insurance, friendly societies and most members of the superannuation (pension) industry. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the regulated subsidiaries licenses in Australia.

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (the “SFO”) which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the applicable laws, regulations, codes and guidelines issued by the SFC could result in the suspension or revocations of the licenses granted by the SFC.

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

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market and operating risks, BlackRock’s business, financial condition, operating results or non-operating results could be materially adversely affected, or the Company’s stock price could decline as a result of any of the following risks.

Risks Related to BlackRock’s Business and Competition

Changes in the value levels of the capital, commodities or currency markets or other asset classes could lead to a decline in revenues and earnings.

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns earned on AUM. Movements in equity, debt, commodity, real estate or alternative investment market prices, interest rates or foreign exchange rates could cause:

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

The occurrence of any of these events could result in lower investment advisory, administration and performance fees or earnings and cause the Company’s stock price to decline.

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

The determination to provide support to particular products from time to time or provide securities lending indemnifications may reduce earnings or other investments in the business.

BlackRock may, at its option, from time to time support investment products through capital or credit support. Such support and indemnifications utilize capital that would otherwise be available for other corporate purposes. Losses or prohibitions on such support and indemnifications, or failure to have or devote sufficient capital to support products and securities lending, could have an adverse impact on revenues and earnings.

Changes in the value levels of the capital markets or other asset classes could lead to a decline in the value of investments that BlackRock owns.

At December 31, 2011, BlackRock’s net economic investment exposure of approximately $1.1 billion in its investments (see Item 7A, Quantitative and Qualitative Disclosures About Market Risk) primarily resulted from co-investments and seed investments in its sponsored investment funds. A decline in the prices of equity or debt securities, or the value of real estate or other alternative investments within or outside the United States could lower the value of these investments and result in a decline of non-operating income and an increase in the volatility of BlackRock’s earnings.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BlackRock, and the products and accounts that it manages, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Many of these transactions expose BlackRock or the funds and accounts that it manages to credit risk in the event of default of its counterparty or client. While BlackRock regularly conducts assessments of such risk posed by its counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets, including the effects of the European sovereign debt crisis and/or a collapse of the Eurozone financial system. There is no assurance that any such losses would not materially and adversely impact BlackRock’s revenues and earnings.

The failure or negative performance of products of other financial institutions could lead to reduced AUM in similar products of BlackRock without regard to the performance of BlackRock’s products.

The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products of BlackRock without regard to the performance of BlackRock’s products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have a material adverse impact on the Company’s AUM, revenues and earnings.

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

Separate account and commingled trust clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts or significant AUM due to various circumstances such as adverse market conditions or poor performance.

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

Further, the governing agreements of many of the Company’s private investment funds generally provide that, subject to certain conditions, investors in those funds, and in some cases independent directors of those funds, may remove BlackRock as the investment adviser, general partner or the equivalent of the fund or liquidate the fund without cause by a simple majority vote, resulting in a reduction in the management or performance fees as well as the total carried interest BlackRock could earn.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against BlackRock and loss of revenues due to client terminations.

When clients retain BlackRock to manage assets or provide products or services on their behalf, they typically specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or in its clients seeking to recover losses, withdrawing their AUM or terminating their contracts, any of which could cause the Company’s revenues and earnings to decline.

Item 1A.	RISK FACTORS (continued)

Competitive fee pressures could reduce revenues and profit margins.

The investment management industry, including the offering of exchange-traded funds, is highly competitive and has relatively low barriers to entry. To the extent that BlackRock is forced to compete on the basis of price, it may not be able to maintain its current fee structure. Fee reductions on existing or future new business could cause revenues and profit margins to decline.

Performance fees may increase revenue and earnings volatility.

A portion of the Company’s revenues is derived from performance fees on investment and risk management advisory assignments. Performance fees represented $371 million, or 4%, of total revenue for the year ended December 31, 2011. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included hiring smaller-sized investment teams and acquisitions of investment management businesses, such as the MLIM, Quellos and BGI Transactions. These strategies may not be effective, and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues additional acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices, and it may not be able to successfully integrate or realize the intended benefits from such acquisitions.

Risks Related to BlackRock’s Operations

Failure to maintain adequate infrastructure could impede BlackRock’s productivity and growth.

The Company’s infrastructure, including its technological capacity, data centers, and office space, is vital to the competitiveness of its business. The failure to maintain an adequate infrastructure commensurate with the size and scope of its business, including any expansion, could impede the Company’s productivity and growth, which could cause the Company’s earnings or stock price to decline. Additionally, the overall stability of the euro and the possible withdrawal of one or more individual Eurozone countries from the euro could pose operational risks to the Company or the funds and accounts that it manages as a result of the adverse impacts that such issues may have on the Company’s trading, clearing, or counterparty relationships.

Failure to maintain adequate business continuity plans could have a material adverse impact on BlackRock and its products.

A significant portion of BlackRock’s critical business operations is concentrated in a few geographic areas, including San Francisco, California, New York, New York and London, England. A major earthquake, fire, terrorist or other catastrophic event could result in disruption to the business. The failure of the Company to maintain updated adequate business continuity plans, including secure backup facilities, systems and personnel could impede the Company’s ability to operate upon a disruption, which could cause the Company’s earnings or stock price to decline.

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

A key element to BlackRock’s continued success is the ability to maintain a technological advantage in providing the sophisticated risk analytics incorporated into BlackRock’s Aladdin technology platform that support investment advisory and BRS clients. Moreover, the Company’s technological and software advantage is dependent on a number of third parties who provide various types of data and software. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to its investment advisory and BRS clients. There can be no assurance that the Company will be able to maintain this technological advantage or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in BlackRock’s earnings or stock price.

BlackRock is dependent on the effectiveness of its information and cyber security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings or stock price.

The failure of a key vendor to BlackRock to fulfill its obligations could have a material adverse effect on BlackRock and its products.

BlackRock depends on a number of key vendors for various fund administration, accounting, custody and transfer agent roles and other operational needs. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for the Company and in certain products, which could result in financial losses for the Company and its clients.

Failure to manage risks in operating BlackRock’s securities lending program for clients could lead to a loss of clients and a decline in revenues and liquidity.

The size of BlackRock’s securities lending programs increased significantly with the completion of the BGI Transaction. As part of these programs, BlackRock must manage risks associated with (i) ensuring that the value of the collateral held against the securities on loan does not decline in value or become illiquid and that its nature and value complies with regulatory requirements and investment requirements; (ii) the potential that a borrower defaults or does not return a loaned security on a timely basis; and (iii) errors in the settlement of securities, daily mark-to-market valuations and collateral collection. The failure of the Company’s controls to mitigate these risks could result in financial losses for the Company’s clients that participate in its securities lending programs as well as for the Company.

Risks Related to Relationships with Bank of America/Merrill Lynch, PNC, Barclays and Other Institutional Investors

Merrill Lynch is an important distributor of BlackRock’s products, and the Company is, therefore, subject to risks associated with the business of Merrill Lynch.

Under a global distribution agreement entered into with Merrill Lynch, Merrill Lynch provides distribution, portfolio administration and servicing for certain BlackRock investment management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third-party distributors. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be materially and adversely affected.

Item 1A.	RISK FACTORS (continued)

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

PNC and Barclays have each agreed to vote as stockholders in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of PNC and Barclays.

PNC and Barclays have agreed to vote all of their voting shares in accordance with the recommendation of BlackRock’s Board of Directors in accordance with the provisions of their respective stockholder agreements with BlackRock. As a consequence, if the shares held by PNC and Barclays constitute a substantial portion of the outstanding voting shares, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will have a substantial number of shares voted in accordance with the determinations of the BlackRock Board of Directors. This arrangement has the effect of concentrating a significant block of voting control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board. At December 31, 2011, PNC and Barclays owned approximately 24.0% and 2.2%, respectively, of BlackRock’s voting common stock.

A large portion of BlackRock’s capital stock is held by a small group of significant shareholders. Future sales of our common stock in the public market by the Company or its large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2011, PNC and Barclays owned 21.0% and 19.7% of the Company’s capital stock, respectively. The Company has entered into registration rights agreements with PNC and Barclays as well as the institutional investors who purchased shares of BlackRock capital stock in connection with the BGI Transaction. The registration rights agreements, which include customary “piggyback” registration provisions, may continue to allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of capital stock and cooperate in certain underwritten offerings. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. See the discussion under the heading “Business – Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm and related client terminations, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could have a material adverse effect on BlackRock’s reputation, business, results of operations or financial condition and cause the Company’s earnings or stock price to decline.

Item 1A.	RISK FACTORS (continued)

BlackRock may be adversely impacted by legal and regulatory changes in the United States and internationally.

As previously mentioned, on July 21, 2010, the DFA was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock.

The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations in the United States or internationally, could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. Regulatory changes could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain business activities or distinguish itself from competitors.

Failure to comply with the Advisers Act and the Investment Company Act and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

Certain BlackRock subsidiaries are registered with the SEC under the Advisers Act and BlackRock’s U.S. mutual funds and exchange-traded funds are registered with the SEC under the Investment Company Act. The Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational and compliance requirements, on investment advisers to registered investment companies. The failure of any of the relevant subsidiaries to comply with the Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings or stock price to decline.

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

Because the total equity ownership interest of PNC in BlackRock exceeds certain thresholds, BlackRock is deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, BlackRock is subject to banking regulation, including the supervision and regulation of the Federal Reserve. Such banking regulation limits the activities and the types of businesses that BlackRock may conduct. The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting BlackRock’s business, and to impose substantial fines and other penalties for violations. Any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. In addition, BlackRock’s trust bank subsidiary is subject to regulation by the OCC, and is subject to capital requirements established by the OCC. The OCC has broad enforcement authority over BlackRock’s trust bank subsidiary. Also, provisions of the DFA referred to as the Volcker Rule could, to the extent the final Volcker Rule is determined to apply to BlackRock’s activities, affect the method by which BlackRock invests in and operates its investment funds, including private equity funds, hedge funds and fund of funds platforms. Being subject to banking regulation, including potentially the Volcker Rule, may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

Item 1A.	RISK FACTORS (continued)

Failure to comply with laws and regulations in the United Kingdom, other member states of the European Union, Hong Kong, Japan, Australia and other non-U.S. jurisdictions in which BlackRock operates could result in substantial harm to BlackRock’s reputation and results of operations.

The FSA regulates BlackRock’s subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services-related business in the United Kingdom under the Financial Services and Markets Act 2000. The FSA’s rules made under that Act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries.

In addition, these subsidiaries, and other European subsidiaries, branches or representative offices, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the EEA, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. As discussed under “Business-Regulation,” in the aftermath of the financial crisis the European Commission set out a detailed plan to complete the EU’s financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations. The Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011, must be implemented by EU member states by July 22, 2012. Compliance with the AIFMD’s requirements may restrict alternative investment funds marketing and place additional compliance obligations in the form of remuneration policies, capital requirements, leverage oversight, valuation, stakes in EU companies, the domicile of custodians and liquidity management. UCITS IV was required to be adopted in the national law of each EU member state by July 1, 2011. UCITS IV was adopted into national law by the United Kingdom prior to the deadline but several other EU member states are still in various stages of the adoption process. There are also European Commission consultations in process that are intended to improve retail investor protection including UCITS V, which addresses, among other items, custodial liability. Recent proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs through a separate EU legislative process. In the United Kingdom, the Bribery Act 2010 came into force in July 2011 and has required the implementation of additional procedures on the Company’s U.K.-regulated subsidiaries. In addition, a retail distribution review initiated by the FSA is expected to change how investment advice is paid for in the United Kingdom for all investment products. Final retail distribution rules were published in 2011, with implementation to occur at the end of 2012. In a similar area, a further European Commission proposal (the European Market Infrastructure Regulation (“EMIR”)), when implemented, will require the central clearing of standardized OTC derivatives.

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

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (the “SFO”), which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the applicable laws, regulations, codes and guidelines issued by the SFC could result in the suspension or revocations of the licenses granted by the SFC.

There are similar legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries conduct business or where the funds and products it manages are organized. Failure to comply with laws and regulations in any of these jurisdictions could result in substantial harm to BlackRock’s reputation and results of operation.

Item 1A.	RISK FACTORS (continued)

Legal proceedings could adversely affect operating results, financial condition and cash flows for a particular period.

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

The Company has no unresolved comments from the SEC staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Exchange Act.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and throughout the world, including Boston, Chicago, Edinburgh, Gurgaon (India), Hong Kong, London, Melbourne, Munich, Princeton (New Jersey), San Francisco, Seattle, Singapore, Sydney, Taipei and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware).

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2012, there were 375 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2011
First Quarter	$209.77	$179.52	$201.01	$1.375
Second Quarter	$207.42	$183.51	$191.81	$1.375
Third Quarter	$199.10	$140.22	$148.01	$1.375
Fourth Quarter	$179.77	$137.00	$178.24	$1.375

2010
First Quarter	$243.80	$200.56	$217.76	$1.00
Second Quarter	$212.27	$143.01	$143.40	$1.00
Third Quarter	$172.87	$138.42	$170.25	$1.00
Fourth Quarter	$193.74	$161.53	$190.58	$1.00

BlackRock’s closing common stock price as of February 27, 2012 was $197.71.

Dividends

On February 23, 2012, the Board of Directors approved BlackRock’s quarterly dividend of $1.50 to be paid on March 23, 2012 to stockholders of record on March 7, 2012.

Barclays and PNC and their respective affiliates along with other institutional investors that hold non-voting participating preferred stock receive dividends on these shares, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2011, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2011 through October 31, 2011	6,065	(2)	$161.33	—	4,203,898
November 1, 2011 through November 30, 2011	537,395	(2)	$160.85	537,000	3,666,898
December 1, 2011 through December 31, 2011	85,120	(2)	$168.95	81,000	3,585,898

Total	628,580		$161.95	618,000

(1)

In July 2010, the Company announced a 5.1 million share repurchase program with no stated expiration date. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock.

(2)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards, and purchases made by the Company as part of the publicly announced share repurchase program.

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

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2011	2010(1)	2009	2008	2007
Income statement data:
Related parties(2)	$5,431	$5,025	$2,716	$3,006	$2,663
Other third parties	3,650	3,587	1,984	2,058	2,182

Total revenue	9,081	8,612	4,700	5,064	4,845

Expenses
Restructuring charges	32	—	22	38	—
Termination of closed-end fund administration and servicing arrangements	—	—	—	—	128
Other operating expenses	5,800	5,614	3,400	3,433	3,423

Total expenses	5,832	5,614	3,422	3,471	3,551

Operating income	3,249	2,998	1,278	1,593	1,294

Total non-operating income (expense)	(114)	23	(6)	(577)	526

Income before income taxes	3,135	3,021	1,272	1,016	1,820
Income tax expense	796	971	375	387	463

Net income	2,339	2,050	897	629	1,357
Less: Net income (loss) attributable to non-controlling interests	2	(13)	22	(155)	364

Net income attributable to BlackRock, Inc.	$2,337	$2,063	$875	$784	$993

Per share data:(3)
Basic earnings	$12.56	$10.67	$6.24	$5.86	$7.53
Diluted earnings	$12.37	$10.55	$6.11	$5.78	$7.37
Book value(4)	$140.07	$136.09	$128.86	$92.91	$90.16
Common and preferred cash dividends	$5.50	$4.00	$3.12	$3.12	$2.68

	December 31,
(Dollar amounts in millions)	2011	2010	2009(1)	2008	2007
Balance sheet data:
Cash and cash equivalents	$3,506	$3,367	$4,708	$2,032	$1,656
Goodwill and intangible assets, net	30,148	30,317	30,346	11,974	12,073
Total assets(5)	179,896	178,459	178,124	19,924	22,561
Less:
Separate account assets(6)	118,871	121,137	119,629	2,623	4,670
Collateral held under securities lending agreements(6)	20,918	17,638	19,335	—	—
Consolidated investment vehicles(7)	2,006	1,610	282	502	805

Adjusted total assets	$38,101	$38,074	$38,878	$16,799	$17,086
Short-term borrowings	$100	$100	$2,234	$200	$300
Convertible debentures	—	67	243	245	242
Long-term borrowings	4,690	3,192	3,191	697	697

Total borrowings	$4,790	$3,359	$5,668	$1,142	$1,239
Total stockholders’ equity	$25,048	$26,094	$24,329	$12,069	$11,601

	December 31,
(Dollar amounts in millions)	2011	2010	2009(1)	2008	2007
Assets under management:
Equity:
Active	$275,156	$334,532	$348,574	$152,216	$291,324
Institutional index	865,299	911,775	806,082	51,076	71,381
iShares	419,651	448,160	381,399	—	—
Fixed income:
Active	614,804	592,303	595,580	477,492	506,265
Institutional index	479,116	425,930	357,557	3,873	3,942
iShares	153,802	123,091	102,490	—	—
Multi-asset class	225,170	185,587	142,029	77,516	98,623
Alternatives(8):
Core	63,647	63,603	66,058	60,954	70,884
Currency and commodities	41,301	46,135	36,043	590	887

Long-term	3,137,946	3,131,116	2,835,812	823,717	1,043,306
Cash management	254,665	279,175	349,277	338,439	313,338

Sub-total	3,392,611	3,410,291	3,185,089	1,162,156	1,356,644
Advisory(9)	120,070	150,677	161,167	144,995	—

Total	$3,512,681	$3,560,968	$3,346,256	$1,307,151	$1,356,644

(1)	Significant increases in 2009 (for balance sheet data and AUM) and 2010 (for income statement data) were primarily the result of the BGI Transaction which closed on December 1, 2009.
(2)

BlackRock’s related party revenue includes fees for services provided to registered investment companies that it manages, which include mutual funds and exchange-traded funds, as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee. See Note 15 to the consolidated financial statements for more information on related parties.

(3)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.
(5)

Includes separate account assets that are segregated funds held for purposes of funding individual and group pension contracts and collateral held under securities lending agreements related to these assets that have equal and offsetting amounts recorded in liabilities and ultimately do not impact BlackRock’s stockholders’ equity or cash flows.

(6)	Equal and offsetting amounts, related to separate account assets and collateral held under securities lending agreements, are recorded in liabilities.
(7)	Includes assets held by consolidated variable interest entities and consolidated sponsored investments funds.
(8)	Data reflects the reclassification of prior period AUM to the current period presentation.
(9)	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property and information security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC (“Barclays”) or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including taxation on products or transactions which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly-traded investment management firm. As of December 31, 2011, the Company managed $3.513 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of passively and actively managed products, including various equities, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. In addition, BlackRock Solutions provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

As of December 31, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
PNC	24.0%	21.0%
Barclays	2.2%	19.7%
Other	73.8%	59.3%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

				Variance
	Year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Amount	%	Amount	%

GAAP basis:
Total revenue	$9,081	$8,612	$4,700	$469	5%	$3,912	83%
Total expenses	$5,832	$5,614	$3,422	$218	4%	$2,192	64%
Operating income	$3,249	$2,998	$1,278	$251	8%	$1,720	135%
Operating margin	35.8%	34.8%	27.2%	1.0%	3%	7.6%	28%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$(116)	$36	$(28)	$(152)	*	$64	*

Net income attributable to BlackRock, Inc.	$2,337	$2,063	$875	$274	13%	$1,188	136%
Diluted earnings per common share (e)	$12.37	$10.55	$6.11	$1.82	17%	$4.44	73%

Effective tax rate	25.4%	32.0%	30.0%	(6.6%)	(21%)	2.0%	7%

As adjusted:
Operating income (a)	$3,392	$3,167	$1,570	$225	7%	$1,597	102%
Operating margin (a)	39.7%	39.3%	38.2%	0.4%	1%	1.1%	3%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests (b)	$(113)	$25	$(46)	$(138)	*	$71	*

Net income attributable to BlackRock, Inc.(c), (d)	$2,239	$2,139	$1,021	$100	5%	$1,118	110%
Diluted earnings per common share (c), (d), (e)	$11.85	$10.94	$7.13	$0.91	8%	$3.81	53%

Effective tax rate	31.7%	33.0%	33.0%	(1.3%)	(4%)	—%	—%

Other:
Assets under management (end of period)	$3,512,681	$3,560,968	$3,346,256	$(48,287)	(1%)	$214,712	6%
Diluted weighted-average common shares outstanding (e)	187,116,410	192,692,047	139,481,449	(5,575,637)	(3%)	53,210,598	38%
Shares outstanding (end of period)	178,309,109	191,191,553	188,806,296	(12,882,444)	(7%)	2,385,257	1%
Book value per share **	$140.07	$136.09	$128.86	$3.98	3%	$7.23	6%
Cash dividends declared and paid per share	$5.50	$4.00	$3.12	$1.50	38%	$0.88	28%

* – Not applicable.

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

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009
Operating income, GAAP basis	$3,249	$2,998	$1,278
Non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	—	25	60
General and administration	—	65	123

Total BGI transaction/integration costs	—	90	183
UK lease exit costs	63	—	—
Restructuring charges	32	—	22
PNC LTIP funding obligation	44	58	59
Merrill Lynch compensation contribution	7	10	10
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	11	18

Operating income, as adjusted	3,392	3,167	1,570
Closed-end fund launch costs	26	15	2
Closed-end fund launch commissions	3	2	1

Operating income used for operating margin measurement	$3,421	$3,184	$1,573

Revenue, GAAP basis	$9,081	$8,612	$4,700
Non-GAAP adjustments:
Distribution and servicing costs	(386)	(408)	(477)
Amortization of deferred sales commissions	(81)	(102)	(100)

Revenue used for operating margin measurement	$8,614	$8,102	$4,123

Operating margin, GAAP basis	35.8%	34.8%	27.2%

Operating margin, as adjusted	39.7%	39.3%	38.2%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

Overview (continued)

Financial Highlights

(continued)

Operating income, as adjusted:

BGI transaction and integration costs consisted principally of compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI acquisition from Barclays. Restructuring charges recorded in 2011 and 2009 consisted of compensation costs and professional fees. Restructuring charges in 2009 also included occupancy costs. UK lease exit costs represent costs to exit two locations in London in the third quarter 2011.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that has been or will be funded through distributions to participants of shares of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution, a portion of which has been received, has been excluded because these charges ultimately do not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of the third quarter 2011.

Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

Management believes operating income exclusive of these costs is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may have an economic offset in non-operating income., Examples of such adjustments include restructuring charges, BGI transaction and integration costs, UK lease exit costs, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009
Non-operating income (expense), GAAP basis	$(114)	$23	$(6)
Less: Net income (loss) attributable to NCI	2	(13)	22

Non-operating income (expense) (1)	(116)	36	(28)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	(11)	(18)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$(113)	$25	$(46)

(1)	Net of net income (loss) attributable to non-controlling interests.

Management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of this information among reporting periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, substantially offsets the gain (loss) on the investments set aside for these plans, management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value.

Overview (continued)

Financial Highlights

(continued)

(c)	Net income attributable to BlackRock, Inc., as adjusted:

Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant non-recurring items, charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2011	2010	2009
Net income attributable to BlackRock, Inc., GAAP basis	$2,337	$2,063	$875
Non-GAAP adjustments, net of tax: (d)
BGI transaction/integration costs	—	59	129
UK lease exit costs	43	—	—
Restructuring charges	22	—	14
PNC LTIP funding obligation	30	40	41
Merrill Lynch compensation contribution	5	7	7
Income tax law changes/election	(198)	(30)	(45)

Net income attributable to BlackRock, Inc., as adjusted	$2,239	$2,139	$1,021

Allocation of net income attributable to BlackRock, Inc., as adjusted:
Common shares (e)	$2,218	$2,109	$995
Participating restricted stock units	21	30	26

Net income attributable to BlackRock, Inc., as adjusted	$2,239	$2,139	$1,021

Diluted weighted-average common shares outstanding (e)	187,116,410	192,692,047	139,481,449
Diluted earnings per common share, GAAP basis (e)	$12.37	$10.55	$6.11
Diluted earnings per common share, as adjusted (e)	$11.85	$10.94	$7.13

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on BGI transaction/integration costs, UK lease exit costs, PNC LTIP funding obligation, Merrill Lynch compensation contribution and restructuring charges.

During the years ended December 31, 2011, 2010 and 2009, adjustments primarily related to a state tax election and certain enacted UK, Japan, US state and local tax legislation, which resulted in the re-measurement of certain deferred income tax liabilities primarily related to acquired indefinite-lived intangible assets. The resulting increase or decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these items will not have a cash flow impact and to ensure comparability for periods presented.

(d)	For the years ended December 31, 2011, 2010 and 2009 non-GAAP adjustments were tax effected at 31.8%, 33% and 30%, respectively, which reflects the blended rate applicable to the adjustments.
(e)	Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification 260-10, Earnings per Share. For the years ended December 31, 2011, 2010 and 2009 average outstanding participating securities were 1.8 million, 2.8 million and 3.8 million, respectively.

Overview (continued)

Financial Highlights

(continued)

BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. The Company provides a wide array of products, including passively and actively managed equities, fixed income, multi-asset class, cash management and alternatives. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds, and funds of funds. BlackRock provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives.

In the United States retail offerings include various open-end and closed-end funds, including iShares, the global product leader in exchange-traded products for institutional, retail and high net worth investors. There are 504 iShares products globally across equities, fixed income and commodities, which trade like common stocks on 20 exchanges worldwide. iShares AUM totaled $593.4 billion at December 31, 2011. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities, high net worth individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or percentages of committed capital during investment periods of certain alternative products and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

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

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees, based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. Historically, the magnitude of performance fees in the third and fourth quarters generally exceeds the first two calendar quarters in a year due to the greater number of products with performance measurement periods that end on either September 30 or December 31.

Overview (continued)

Financial Highlights

(continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $10 trillion of positions are processed on the Company’s Aladdin operating platform, which serves as the investment/ risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform and (iii) performance fees if contractual thresholds are met.

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

The Company earns fees for transition management services comprised of commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of its customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

Operating expenses reflect employee compensation and benefits, distribution and servicing costs, amortization of deferred sales commissions, direct fund expenses, general and administration expenses and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, deferred and incentive compensation, employer payroll taxes and related benefit costs.

•

Distribution and servicing costs, which are primarily AUM driven, include payments made to Merrill Lynch-affiliated entities under a global distribution agreement, to PNC and Barclays, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

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

Non-operating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments, as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans, or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading or other investment activities that could conflict with the interests of its clients.

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

	December 31,			Variance
(Dollar amounts in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Equity:
Active	$275,156	$334,532	$348,574	(18%)	(4%)
Institutional index	865,299	911,775	806,082	(5%)	13%
iShares	419,651	448,160	381,399	(6%)	18%
Fixed income:
Active	614,804	592,303	595,580	4%	(1%)
Institutional index	479,116	425,930	357,557	12%	19%
iShares	153,802	123,091	102,490	25%	20%
Multi-asset class	225,170	185,587	142,029	21%	31%
Alternatives(1):
Core	63,647	63,603	66,058	—%	(4%)
Currency and commodities	41,301	46,135	36,043	(10%)	28%

Long-term	3,137,946	3,131,116	2,835,812	—%	10%
Cash management	254,665	279,175	349,277	(9%)	(20%)

Sub-total	3,392,611	3,410,291	3,185,089	(1%)	7%
Advisory (2)	120,070	150,677	161,167	(20%)	(7%)

Total	$3,512,681	$3,560,968	$3,346,256	(1%)	6%

Mix of Assets Under Management - by Asset Class

	December 31,
	2011	2010	2009
Equity:
Active	8%	9%	10%
Institutional index	25%	26%	25%
iShares	12%	13%	11%
Fixed income:
Active	18%	17%	18%
Institutional index	14%	12%	11%
iShares	4%	3%	3%
Multi-asset class	6%	5%	4%
Alternatives(1):
Core	2%	2%	2%
Currency and commodities	1%	1%	1%

Long-term	90%	88%	85%
Cash management	7%	8%	10%

Sub-total	97%	96%	95%
Advisory(2)	3%	4%	5%

Total	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the years ended December 31, 2011, 2010 and 2009.

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009
Beginning assets under management	$3,560,968	$3,346,256	$1,307,151
Net subscriptions/(redemptions) (1)
Long-term	67,349	131,206	84,436
Cash management	(22,899)	(61,424)	(49,122)
Advisory (2)	(29,903)	(12,021)	11,642

Total net subscriptions/(redemptions)	14,547	57,761	46,956
BGI merger-related outflows (3)	(28,251)	(120,969)	(2,894)
Acquisitions (4)	—	(6,160)	1,850,252
Market appreciation/(depreciation)	(27,513)	266,981	143,706
Foreign exchange (5)	(7,070)	17,099	1,085

Total change	(48,287)	214,712	2,039,105

Ending assets under management	$3,512,681	$3,560,968	$3,346,256

(1)	Amounts include planned distributions representing return of capital and return on investment to investors.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.
(3)	Amounts include outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.
(4)	Amounts include AUM acquired from Barclays in December 2009 and R3 Capital Management, LLC in April 2009, and BGI acquisition adjustments in 2010.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Assets Under Management (continued)

BlackRock has historically grown aggregate AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM by focusing on strong investment performance, the efficient delivery of beta for index products, client service and by developing new products and new distribution capabilities.

The following table presents the component changes in BlackRock’s AUM for the year ended December 31, 2011.

(Dollar amounts in millions)	December 31, 2010	Net subscriptions (redemptions)(2)	BGI merger- related outflows(3)	Market appreciation (depreciation)	Foreign exchange(4)	December 31, 2011
Equity:
Active	$334,532	$(22,876)	$(6,943)	$(29,793)	$236	$275,156
Institutional index	911,775	22,403	(20,630)	(48,402)	153	865,299
iShares	448,160	24,612	—	(49,863)	(3,258)	419,651
Fixed income:
Active	592,303	(17,398)	(413)	40,366	(54)	614,804
Institutional index	425,930	(5,152)	(113)	55,463	2,988	479,116
iShares	123,091	26,876	—	4,824	(989)	153,802
Multi-asset class	185,587	42,654	—	(401)	(2,670)	225,170
Alternatives(1):
Core	63,603	48	(152)	179	(31)	63,647
Currency and commodities	46,135	(3,818)	—	(1,462)	446	41,301

Long-term	3,131,116	67,349	(28,251)	(29,089)	(3,179)	3,137,946
Cash management	279,175	(22,899)	—	128	(1,739)	254,665

Sub-total	3,410,291	44,450	(28,251)	(28,961)	(4,918)	3,392,611
Advisory(5)	150,677	(29,903)	—	1,448	(2,152)	120,070

Total	$3,560,968	$14,547	$(28,251)	$(27,513)	$(7,070)	$3,512,681

(1)	Data reflects the reclassification of prior period AUM to the current period presentation.
(2)	Amounts include planned distributions representing return of capital and return on investment to investors.
(3)	Amounts include outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011.
(4)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased approximately $48.3 billion, or 1%, to $3.513 trillion at December 31, 2011 from $3.561 trillion at December 31, 2010. The decline in AUM was primarily attributable to $34.6 billion in net market and foreign exchange valuation declines, $29.9 billion of advisory distributions and $22.9 billion of cash management net outflows, partially offset by $67.3 billion of long-term net new business, before giving effect to the final BGI merger-related outflows of $28.3 billion recorded in the first half of 2011.

Net market depreciation of $27.5 billion included $128.1 billion of depreciation in equity products resulting from the decline in global equity, partially offset by appreciation in fixed income products of $100.7 billion.

The $7.1 billion net decrease in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars was primarily due to the strengthening of the U.S. dollar against the euro, pound sterling and Canadian dollar, partially offset by weakening of the U.S. dollar against the Japanese yen.

Business Outlook

The diversity of the Company’s business model, which offers a significant breadth of asset classes along with alpha and beta management styles, and its global reach, allows BlackRock to capture asset flows as investor sentiment shifts. BlackRock finished 2011 with strong index flows as clients continued to rebalance their portfolios from active products due to volatile market conditions. BlackRock expects such conditions to continue into 2012 due to the European sovereign debt crisis, global political elections in 2012, and continued unrest in the Middle East.

Business Outlook (continued)

In early 2012, BlackRock continues to see signs of economic strength in the U.S. as the pace of expansion accelerates and the unemployment rate declines. During 2012, BlackRock expects emerging economies to outperform, while the U.S. and Japan grow at lower rates and Europe faces a slow economic recovery. BlackRock will actively monitor global monetary policies (including quantitative easing and the direction of interest rates), bank lending policies, the Euro crisis, global political elections, and the U.S. debt ceiling and housing market along with the effects on global corporate earnings growth.

The Company offers a broad range of equity, fixed income, multi-asset and alternative products designed to track various indices, target returns in excess of specified benchmarks or focus on absolute returns. BlackRock’s broad set of product offerings, risk skills and tools allow the Company to work with clients in meeting their investment objectives over both short- and long-term horizons. While investing for stable income continues to be a core objective of many clients, BlackRock expects clients to trend towards indexing, retirement and income, alternatives and multi-asset class solutions along with risk management tools and advisory services.

The following items could impact the Company’s results in 2012 and beyond:

AUM and Flows

•

As investors shift preferences between asset classes, and active and passive investment styles, the Company’s broad product profile, including a wide array of offerings in asset types and management styles, should enable it to retain and capture revenue. As equity markets improve and with no sign of rising interest rates from their historic lows in the near term, BlackRock expects clients who in the latter half of 2011 were delaying investment decisions, to re-risk into beta and alpha equity and alternative products.

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

•

BlackRock has a leading global market share in exchange-traded products (“ETP”) due to its large array of products and AUM in this market. The global growth of the ETP market reflects both continued adoption and new product introduction with investor product preferences driven to varying degrees by performance (as measured by tracking error, which is the difference between net returns on the ETP and the corresponding targeted index), liquidity (bid-ask spread), tax-efficiency, transparency and client service. Industry asset growth has historically been linked to positive markets, with investors looking to capitalize on strong market returns. In the continued environment of ultra-low interest rates, industry flows shifted toward fixed income oriented products and, within equities, to developed markets and away from broad and single-country emerging market funds. Additional asset managers may enter the marketplace and offer similar exchange-traded products at lower fee structures; however, the Company believes that many factors beyond pricing influence investor preferences.

•

BlackRock believes alternative products will become more important for both institutional and retail clients to invest in alpha-generating products to generate higher returns. The Company significantly invested in its alternatives platform during 2011 for products expected to be introduced in 2012, which will invest in private equity, renewable power, real estate as well as other opportunistic asset classes.

•

Cash management assets may continue to decline from year-end levels if clients begin to re-risk their portfolios in search of yield or equity return opportunities as rates remain low, including those in the U.S. as the Federal Reserve currently expects U.S. rates to remain low until 2014. The Company’s diversified global product offerings, client service and independent advice may enable it to retain a portion of these assets.

Regulatory Reform

•

The regulatory environment in 2011 continued to evolve for financial institutions as well as money market funds with the intent of the reform supported by BlackRock, to protect the industry and our clients. Regulatory reform continues to evolve and may affect the competitive environment, including liquidity and trading costs, and may provide BlackRock and its clients with risks as well as opportunities.

Business Outlook (continued)

Performance fees and BRS/advisory fees

•

While most of BlackRock’s absolute return AUM products eligible for performance fees are marginally below “high water marks”, a return to higher market levels may enable the Company’s alternative investment products to contribute additional performance fee revenue.

•

The sovereign uncertainty in 2011 across Europe and an increasing focus on risk management led to unique opportunities for BlackRock’s risk tools and advisory services, combining the Company’s extensive capital markets and structuring expertise with rigorous modeling and analytical capabilities across an increasingly global client base. In 2012, the Company expects continuing strong global demand for its Aladdin operating platform and its comprehensive risk reporting from sophisticated institutional investors and governmental agencies investing in longer term risk management solutions as well as strong demand for financial market advisory services.

Future opportunities

•

The Company plans to continue to invest in its people, its platform and its global BlackRock brand. In addition, it will build out key products and geographic locations as well as an internal trading platform on its enterprise systems to cross trades within its platform and potentially among other client transactions, which is expected to result in lower portfolio transaction costs and ultimately increased performance returns for clients.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010

Operating Income and Operating Margin Overview

GAAP

	Year ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$9,081	$8,612	$469	5%
Expenses	5,832	5,614	218	4%

Operating income	$3,249	$2,998	$251	8%

Operating margin	35.8%	34.8%	1.0%	3%

The increase in operating income and operating margin for the year ended December 31, 2011 was attributable to the $469 million increase in revenue primarily due to higher base fees associated with growth in long-term average AUM, which included the benefit of higher average markets and the benefit of net new business, and higher BlackRock Solutions and advisory revenue, partially offset by lower performance fees. The increase in revenue was partially offset by a $218 million net increase in operating expenses related to business growth, including an increase in the number of employees, professional fees and average long-dated AUM growth, which affects certain expenses, including direct fund expenses.

In addition, operating income and operating margin for the year ended December 31, 2011 included $63 million of UK lease exit costs related to the Company’s exit from two London locations and $32 million of restructuring charges. Operating income and operating margin for the year ended December 31, 2010 included $90 million of BGI integration costs. Each of these items are excluded from the as adjusted results below.

As Adjusted

	Year ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Revenue	$9,081	$8,612	$469	5%
Expenses	5,689	5,445	244	4%

Operating income (1)	$3,392	$3,167	$225	7%

Operating margin (1)	39.7%	39.3%	0.4%	1%

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increase in operating income and operating margin, as adjusted, for the year ended December 31, 2011 was attributable to the $469 million increase in revenue as discussed above. The increase was partially offset by a $244 million net increase in operating expenses as discussed above as well as higher marketing and promotional costs.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,967	$1,848	$119	6%
Institutional index	488	424	64	15%
iShares	1,847	1,660	187	11%
Fixed income:
Active	1,104	1,047	57	5%
Institutional index	203	166	37	22%
iShares	317	263	54	21%
Multi-asset class	894	740	154	21%
Alternatives:
Core	557	522	35	7%
Currency and commodities	136	110	26	24%

Long-term	7,513	6,780	733	11%
Cash management	383	510	(127)	(25%)

Total	7,896	7,290	606	8%
Investment advisory performance fees:
Equity	145	123	22	18%
Fixed income	35	55	(20)	(36%)
Multi-asset class	20	33	(13)	(39%)
Alternatives	171	329	(158)	(48%)

Total	371	540	(169)	(31%)
BlackRock Solutions and advisory	510	460	50	11%
Distribution fees	100	116	(16)	(14%)
Other revenue	204	206	(2)	(1%)

Total revenue	$9,081	$8,612	$469	5%

The $469 million increase in revenues reflected a $606 million increase in total investment advisory, administration fees and securities lending revenue primarily due to growth in long-dated average AUM and a $50 million increase in BlackRock Solutions and advisory revenue largely driven by on-going and additional Aladdin mandates and advisory assignments. The increase was partially offset by a $169 million decrease in performance fees primarily reflecting lower fees from hedge funds and a $16 million decrease in distribution fees.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenues increased $606 million to $7,896 million for the year ended December 31, 2011 from $7,290 million for the year ended December 31, 2010. This growth primarily reflected growth in average long-term AUM, which included the benefit of net new business, partially offset by a decline in fees from cash management products due to lower average AUM and higher fee waivers. Securities lending fees were $397 million for the year ended December 31, 2011 compared with $325 million for year ended December 31, 2010, reflecting an increase in average balances of securities on loan and higher lending rates.

The below table lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Year Ended December 31,		Mix of Average AUM by Asset Class(1) December 31,
	2011	2010	2011	2010
Equity:
Active	25%	25%	9%	10%
Institutional index	6%	6%	26%	26%
iShares	23%	23%	13%	12%
Fixed income:
Active	14%	14%	18%	19%
Institutional index	3%	2%	13%	12%
iShares	4%	4%	4%	4%
Multi-asset class	11%	10%	6%	5%
Alternatives:
Core	7%	7%	2%	2%
Currency and commodities	2%	2%	1%	1%

Long-term	95%	93%	92%	91%
Cash management	5%	7%	8%	9%

Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM represents a five point average of quarter-end spot AUM.

For the year ended December 31, 2011, institutional index equity and fixed income was only 9% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Revenue (continued)

Performance Fees

	Year Ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Equity	$145	$123	$22	18%
Fixed income	35	55	(20)	(36%)
Multi-asset class	20	33	(13)	(39%)
Alternatives	171	329	(158)	(48%)

Total	$371	$540	$(169)	(31%)

Investment advisory performance fees decreased $169 million, or 31%, to $371 million for the year ended December 31, 2011 from $540 million for the year ended December 31, 2010, primarily reflecting lower performance fees from alternative strategies, including multi-strategy and single-strategy equity and fixed income hedge funds and opportunistic funds. The decrease was partially offset by higher performance fees due to strong relative performance from regional/country and global equity strategies.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue for the year ended December 31, 2011 increased $50 million, or 11%, from the year ended December 31, 2010, primarily due to on-going and additional Aladdin mandates and advisory assignments.

Distribution Fees. Distribution fees of $100 million for the year ended December 31, 2011 decreased $16 million from $116 million for the year ended December 31, 2010, primarily due to lower AUM in certain share classes of BlackRock Funds.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
Expenses:
Employee compensation and benefits	$3,199	$3,097	$102	3%
Distribution and servicing costs	386	408	(22)	(5%)
Amortization of deferred sales commissions	81	102	(21)	(21%)
Direct fund expenses	563	493	70	14%
General and administration	1,415	1,354	61	5%
Restructuring charges	32	—	32	*
Amortization of intangible assets	156	160	(4)	(3%)

Total expenses, GAAP	$5,832	$5,614	$218	4%

Total expenses, GAAP	$5,832	$5,614	$218	4%
Less non-GAAP expense adjustments:
BGI integration costs
Employee compensation and benefits	—	25	(25)	(100%)
General and administration	—	65	(65)	(100%)

Total BGI integration costs	—	90	(90)	(100%)
UK lease exit costs	63	—	63	*
Restructuring charges	32	—	32	*
PNC LTIP funding obligation	44	58	(14)	(24%)
Merrill Lynch compensation contribution	7	10	(3)	(30%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	11	(14)	*

Total non-GAAP expense adjustments	143	169	(26)	(15%)

Total expenses, as adjusted	$5,689	$5,445	$244	4%

* – Not applicable.

Total GAAP expenses increased $218 million, or 4%, to $5,832 million for the year ended December 31, 2011 from $5,614 million for the year ended December 31, 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $244 million, or 4%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, direct fund expenses and general and administration expenses, partially offset by a reduction in distribution and servicing costs and amortization of deferred sales commissions.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Year ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change

Employee compensation and benefits, GAAP	$3,199	$3,097	$102	3%
Less non-GAAP expense adjustments:
BGI integration costs	—	25	(25)	(100%)
PNC LTIP funding obligation	44	58	(14)	(24%)
Merrill Lynch compensation contribution	7	10	(3)	(30%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	11	(14)	*

Total non-GAAP expense adjustments	48	104	(56)	(54%)

Employee compensation and benefits, as adjusted	$3,151	$2,993	$158	5%

* – Not applicable.

Employee compensation and benefits expense increased $102 million, or 3%, to $3,199 million, for the year ended December 31, 2011 from $3,097 million for the year ended December 31, 2010. Employees at December 31, 2011 totaled approximately 10,100 as compared to approximately 9,100 at December 31, 2010.

Employee compensation and benefits, as adjusted, increased by $158 million, reflecting a $164 million increase in base salaries due to an increase in the number of employees and salary levels, and a $41 million increase in other compensation, including payroll taxes, benefits, and commissions. These increases were partially offset by a $47 million decrease in incentive compensation.

Distribution and Servicing Costs. Distribution and servicing costs decreased $22 million to $386 million for the year ended December 31, 2011 from $408 million for the year ended December 31, 2010. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $22 million decrease related to lower cash management-related costs of $45 million, reflecting lower average AUM and higher yield-support waivers resulting in lower levels of distribution costs, partially offset by higher costs due to increases in average AUM for open-end and closed-end funds, separate accounts and variable annuities.

Distribution and servicing costs for the year ended December 31, 2011 included $207 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $3 million of costs attributable to PNC and affiliates as compared to $246 million and $10 million, respectively, in the year ended December 31, 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $24 million to $176 million for the year ended December 31, 2011 from $152 million for the year ended December 31, 2010 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions decreased $21 million to $81 million for the year ended December 31, 2011 from $102 million for the year ended December 31, 2010. Lower sales in certain share classes of U.S. open-end mutual funds contributed to the decline.

Direct Fund Expenses. Direct fund expenses increased $70 million reflecting growth in average AUM for the funds (predominately iShares) where BlackRock pays certain non-advisory expenses of the funds.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Expenses (continued)

General and Administration Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2011	2010	Amount	% Change
General and administration expenses, GAAP:
Marketing and promotional	$315	$328	$(13)	(4%)
Occupancy and office related	373	317	56	18%
Portfolio services	189	177	12	7%
Technology	146	152	(6)	(4%)
Professional services	139	115	24	21%
Communications	40	49	(9)	(18%)
Regulatory, filing and license fees	16	34	(18)	(53%)
Charitable contributions	7	26	(19)	(73%)
Closed-end fund launch costs	26	15	11	73%
Other general and administration	164	141	23	16%

Total general and administration expenses, GAAP	$1,415	$1,354	$61	5%

Less non-GAAP adjustments:
Marketing and promotional	$—	$33	$(33)	(100%)
Occupancy and office related	63	12	51	425%
Technology	—	2	(2)	(100%)
Professional services	—	12	(12)	(100%)
Other general and administration	—	6	(6)	(100%)

Total non-GAAP adjustments	$63	$65	$(2)	(3%)

General and administration expenses, as adjusted:
Marketing and promotional	$315	$295	$20	7%
Occupancy and office related	310	305	5	2%
Portfolio services	189	177	12	7%
Technology	146	150	(4)	(3%)
Professional services	139	103	36	35%
Communications	40	49	(9)	(18%)
Regulatory, filing and license fees	16	34	(18)	(53%)
Charitable contributions	7	26	(19)	(73%)
Closed-end fund launch costs	26	15	11	73%
Other general and administration	164	135	29	21%

Total general and administration expenses, as adjusted	$1,352	$1,289	$63	5%

(1)	Data reflects certain reclassifications of prior period data to conform to the current period presentation.

General and Administration Expenses, GAAP. General and administration expenses increased $61 million, or 5%, to $1,415 million for the year ended December 31, 2011 from $1,354 million for year ended December 31, 2010. Higher occupancy and office-related expenses (including $63 million of UK lease exit costs), higher professional services costs and other general and administration expenses contributed to the overall net increase in general and administration expenses. The $23 million increase in other general and administration expenses reflected higher VAT expense and recruiting costs in 2011 offset by the non-recurrence of other general and administration provisions recorded in 2010 related to an outstanding loan to Anthracite Capital Inc. The increase in general and administration expenses, GAAP was partially offset by decreases in charitable contributions and regulatory, filing and licenses fees, primarily due to a $20 million 2010 U.K. industry regulatory assessment.

Non-GAAP Adjustments. The year ended December 31, 2011 general and administration expenses included $63 million of UK lease exit costs related to the Company’s exit from two London locations. The year ended December 31, 2010 general and administration expenses included $65 million of BGI integration costs primarily consisting of marketing and promotional costs, professional services and occupancy costs.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Expenses (continued)

General and Administration Expenses, as Adjusted. Excluding the UK lease exit costs and BGI integration expenses, general and administration expenses, as adjusted, of $1,352 million increased $63 million, or 5%, for the year ended December 31, 2011 from $1,289 million for the year ended December 31, 2010. See general and administration expenses, GAAP, above for discussion on the increase in general and administration expenses and for items offsetting the overall increase in general and administration expenses, as adjusted. In addition, general and administration expenses, as adjusted, reflected higher marketing and promotional costs in 2011.

Restructuring Charges. For the year ended December 31, 2011, BlackRock recorded pre-tax restructuring charges of $32 million, primarily related to severance, accelerated amortization of certain previously granted stock awards, and legal and outplacement costs, associated with a reduction in work force and reengineering efforts.

Non-operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the years ended December 31, 2011 and 2010 was as follows:

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	$ Change

Non-operating income (expense), GAAP basis	$(114)	$23	$(137)
Less: Net income (loss) attributable to NCI(1)	2	(13)	15

Non-operating income (expense)(2)	(116)	36	(152)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	(11)	14

Non-operating income (expense), as adjusted(2)	$(113)	$25	$(138)

(1)	Amount includes an $18 million loss and a $35 million loss attributable to consolidated variable interest entities for the year ended December 31, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	$ Change

Net gain (loss) on investments(1)
Private equity	$36	$31	$5
Real estate	10	17	(7)
Distressed credit/mortgage funds	(13)	66	(79)
Hedge funds/funds of hedge funds	(5)	18	(23)
Other investments(2)	1	14	(13)

Sub-total	29	146	(117)
Investments related to deferred compensation plans	(3)	11	(14)

Total net gain (loss) on investments	26	157	(131)
Interest and dividend income	34	29	5
Interest expense	(176)	(150)	(26)

Net interest expense	(142)	(121)	(21)

Total non-operating income (expense)(1)	(116)	36	(152)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	(11)	14

Non-operating income (expense), as adjusted(1)	$(113)	$25	$(138)

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amount includes net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating expense, less net income (loss) attributable to non-controlling interests, decreased $152 million to $116 million for the year ended December 31, 2011 compared with $36 million of net non-operating income for the year ended December 31, 2010. The year ended December 31, 2011 included $142 million of net interest expense, partially offset by $26 million of net positive marks primarily on private equity and real estate fund co-investments, partially offset by net negative marks in distressed credit/mortgage fund co-investments.

Net gains on co-investments and seed investments decreased $117 million during the year ended December 31, 2011, primarily due a reduction in values on distressed credit/mortgage funds and hedge funds/funds of hedge funds compared with an increase in values in the prior year.

Net interest expense was $142 million, an increase of $21 million from the prior year. The increase reflected the May 2011 issuance of $1.5 billion of long-term debt in connection with the repurchase of Bank of America’s remaining ownership interest in BlackRock, partially offset by higher interest and dividend income.

Non-operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Income Tax Expense

	GAAP Year ended December 31,			As adjusted Year ended December 31,
(Dollar amounts in millions)	2011	2010	% Change	2011	2010	% Change
Income before income taxes(1)	$3,133	$3,034	3%	$3,279	$3,192	3%
Income tax expense	$796	$971	(18%)	$1,040	$1,053	(1%)
Effective tax rate	25.4%	32.0%		31.7%	33.0%

(1)	Net of net income (loss) attributable to non-controlling interests.

The GAAP effective tax rate of 25.4% for the year ended December 31, 2011 included a $24 million benefit related to the resolution of certain outstanding tax positions and $198 million of net non-cash tax benefits due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation.

The as adjusted effective tax rate of 31.7% for the year ended December 31, 2011 included the $24 million benefit mentioned above and excluded the $198 million of net non-cash tax benefits due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation.

The GAAP effective tax rate for the year ended December 31, 2010 included a $30 million non-cash tax benefit related to the revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets due to enacted U.K. tax legislation. In addition, the year ended December 31, 2010 included the effect of favorable tax rulings and the resolution of certain outstanding tax positions.

The as adjusted effective tax rate of 33.0% for the year ended December 31, 2010 excluded the $30 million non-cash tax benefit mentioned above.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions, which have lower statutory tax rates than the U.S. federal statutory rate of 35%, include the United Kingdom, Luxembourg, Canada and the Netherlands. U.S. income taxes were not provided for certain undistributed foreign earnings intended to be indefinitely reinvested outside the United States.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the years ended December 31, 2011 and 2010 are as follows:

	GAAP Year ended December 31,		% Change	As adjusted Year ended December 31,		% Change
(Dollar amounts in millions, except per share data)	2011	2010		2011	2010
Operating income	$3,249	$2,998	8%	$3,392	$3,167	7%
Non-operating income (expense)(1)	(116)	36	*	(113)	25	*
Income tax expense	(796)	(971)	(18%)	(1,040)	(1,053)	(1%)

Net income attributable to BlackRock, Inc.	$2,337	$2,063	13%	$2,239	$2,139	5%

% attributable to common shares	99.1%	98.6%		99.1%	98.6%
Net income attributable to common shares	$2,315	$2,033	14%	$2,218	$2,109	5%

Diluted weighted-average common shares outstanding(2)	187,116,410	192,692,047	(3%)	187,116,410	192,692,047	(3%)

Diluted EPS:
Operating income	$11.60	$10.28	13%	$12.12	$10.85	12%
Non-operating income (expense)(1)	(0.41)	0.12	*	(0.40)	0.09	*
Income tax benefit	1.18	0.15	687%	0.13	—	*

Diluted earnings per common share	$12.37	$10.55	17%	$11.85	$10.94	8%

*	Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding, which results in an increase to the percentage of net income attributable to common shares. In addition, non-voting preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

GAAP. Net income attributable to BlackRock, Inc. of $2,337 million, or $12.37 per diluted common share, for the year ended December 31, 2011, rose $274 million, or $1.82 per diluted common share, from the year ended December 31, 2010

Net income attributable to BlackRock, Inc. of $2,337 million for the year ended December 31, 2011 included the after-tax effect of UK lease exit costs of $43 million, restructuring charges of $22 million, the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $30 million and an expected contribution by Merrill Lynch of $5 million to fund certain compensation of former MLIM employees. Net income for the year ended December 31, 2011 included the previously mentioned non-cash income tax benefits.

Operating results for the year ended December 31, 2011 compared with the year ended December 31, 2010 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

Net income attributable to BlackRock, Inc. of $2,063 million for the year ended December 31, 2010 included the after-tax effect of the BGI integration costs of $59 million, the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $40 million, and certain compensation of former MLIM employees of $7 million to be funded through a cash contribution by Merrill Lynch.

As Adjusted. Exclusive of the items discussed above, net income attributable to BlackRock, Inc. as adjusted, totaled $2,239 million, or $11.85 per diluted common share, for the year ended December 31, 2011, which was an increase of $100 million, or $0.91 per diluted common share, from the year ended December 31, 2010.

Net income and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009

The following table presents the component changes in BlackRock’s AUM for the year ended December 31, 2010.

(Dollar amounts in millions)	December 31, 2009	Net subscriptions (redemptions)(2)	BGI merger- related outflows(3)	Acquisition/ reclassifications(4)	Market appreciation/ (depreciation)	Foreign exchange(5)	December 31, 2010

Equity:
Active	$348,574	$2,632	$(54,490)	$(3,920)	$40,670	$1,066	$334,532
Institutional index	806,082	44,570	(44,907)	(4,390)	104,152	6,268	911,775
iShares	381,399	21,865	—	—	45,830	(934)	448,160
Fixed income:
Active	595,580	(22,143)	(9,474)	(3,922)	31,945	317	592,303
Institutional index	357,557	39,148	(10,408)	7,374	21,220	11,039	425,930
iShares	102,490	19,008	—	—	2,195	(602)	123,091
Multi-asset class	142,029	26,262	(127)	3,550	13,917	(44)	185,587
Alternatives(1):
Core	66,058	(3,022)	(490)	—	821	236	63,603
Currency and commodities	36,043	2,886	—	—	6,349	857	46,135

Long-term	2,835,812	131,206	(119,896)	(1,308)	267,099	18,203	3,131,116
Cash management	349,277	(61,424)	(1,063)	(4,852)	(38)	(2,725)	279,175

Sub-total	3,185,089	69,782	(120,959)	(6,160)	267,061	15,478	3,410,291
Advisory(6)	161,167	(12,021)	(10)	—	(80)	1,621	150,677

Total	$3,346,256	$57,761	$(120,969)	$(6,160)	$266,981	$17,099	$3,560,968

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Amounts include planned distributions representing return of capital and return on investment to investors.
(3)	Amounts include outflows due to manager concentration considerations and active equity quantitative performance.
(4)	Amounts include acquisition adjustments and reclasses of AUM acquired from Barclays in December 2009 and other reclassifications to conform to current period combined AUM policy.
(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $214.7 billion, or 6%, to $3.561 trillion at December 31, 2010 from $3.346 trillion at December 31, 2009. The growth in AUM was primarily attributable to $267.0 billion in net market appreciation, $131.2 billion of net subscriptions in long-term mandates and a $17.1 billion increase due to foreign exchange movements, partially offset by $127 billion of BGI merger-related outflows (due to manager concentration considerations and active equity quantitative performance) and acquisition adjustments, $61.4 billion of net outflows in cash management products and $12.0 billion of net client distributions in advisory assignments.

Net market appreciation of $267.0 billion included $190.7 billion of net appreciation in equity products due to an increase in global equity markets, $55.4 billion in fixed income products due to current income and changes in interest rate spreads, $13.9 billion in multi-asset class products, and $7.2 billion in alternatives, primarily due to appreciation in precious metals, including silver and gold.

The $17.1 billion net increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars was primarily due to the weakening of the U.S. dollar against the Japanese yen, Canadian dollar and Australian dollar, partially offset by the strengthening of the U.S. dollar against the euro and pound sterling.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Operating Income and Operating Margin Overview

GAAP

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Revenue	$8,612	$4,700	$3,912	83%
Expenses	5,614	3,422	2,192	64%

Operating income	$2,998	$1,278	$1,720	135%

Operating margin	34.8%	27.2%	7.6%	28%

Operating income and operating margin for the year ended December 31, 2010 included the full year effect of revenue and expenses related to the December 1, 2009 acquisition of BGI and $90 million of BGI integration costs compared with $183 million of BGI transaction/integration costs for the year ended December 31, 2009. The transaction/integration expenses were not part of BlackRock’s on-going business and are principally comprised of compensation expense, legal fees, advisory payments, occupancy costs, marketing and promotional and consulting expenses.

The increase in the operating income for the year ended December 31, 2010 is attributable to the $3.9 billion increase in revenue primarily related to an increase in base and performance fees associated with the AUM acquired in the BGI Transaction and growth in long-term AUM, which included market appreciation and net new business, partially offset by a $2.2 billion net increase in operating expenses related to increases in employee compensation and benefits, general and administrative expenses and direct fund expenses due to the BGI Transaction.

The increase in the operating margin for year ended December 31, 2010 included the positive effects of synergies related to the BGI Transaction, growth in long-term AUM driven by market appreciation, a $93 million decrease in BGI transaction/integration costs, a decline of $22 million in restructuring charges and a $17 million change in foreign currency remeasurement costs/benefits. Higher employee compensation and benefits expense, general and administrative expenses and direct fund expenses as well as increased investments to grow the business partially offset the increase in operating margin.

For further discussion regarding revenue and expense variances, see “Revenue” and “Expenses” herein.

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

The increase in operating income, as adjusted, for the year ended December 31, 2010 was attributable to the $3.9 billion increase in revenue, discussed above. The increase was partially offset by a $2.3 billion net increase in operating expenses, primarily related to increases in employee compensation and benefits, general and administration expenses and direct fund expenses due to the BGI Transaction.

The increase in the operating margin, as adjusted, for the year ended December 31, 2010 included the benefit of synergies related to the BGI Transaction and growth in long-term AUM driven by market appreciation. The increase in operating margin was partially offset by higher employee compensation and benefits expense, net increases in operating expenses related to the BGI Transaction as well as increased investments to grow the business.

For further discussion regarding revenue and expense variances, see “Revenue” and “Expenses” herein.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Revenue

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,848	$1,230	$618	50%
Institutional index	424	56	368	657%
iShares	1,660	136	1,524	*
Fixed income:
Active	1,047	865	182	21%
Institutional index	166	16	150	938%
iShares	263	19	244	*
Multi-asset class	740	479	261	54%
Alternatives(1)
Core	522	389	133	34%
Currency and commodities	110	11	99	900%

Long-term	6,780	3,201	3,579	112%
Cash management	510	625	(115)	(18%)

Total	7,290	3,826	3,464	91%
Investment advisory performance fees:
Equity	123	46	77	167%
Fixed income	55	21	34	162%
Multi-asset class	33	20	13	65%
Alternatives	329	115	214	186%

Total	540	202	338	167%

BlackRock Solutions and advisory	460	477	(17)	(4%)
Distribution fees	116	100	16	16%
Other revenue	206	95	111	117%

Total revenue	$8,612	$4,700	$3,912	83%

(1)	Data reflects the reclassification of prior period AUM to the current year’s presentation.

* – Not applicable.

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenues increased $3,464 million to $7,290 million for the year ended December 31, 2010 from $3,826 million for the year ended December 31, 2009. The increase primarily related to fees earned on products acquired in the BGI acquisition as well as organic growth in long-term AUM due to market appreciation and net new business, which included securities lending revenue of $325 million for the year ended December 31, 2010 compared with $36 million for the year ended December 31, 2009.

Performance Fees. Investment advisory performance fees increased $338 million, or 167%, to $540 million for the year ended December 31, 2010 from $202 million for the year ended December 31, 2009, primarily due to an increase in performance fees earned upon exceeding absolute investment or relative investment return thresholds on alternative multi-strategy, fixed income and equity hedge funds and separate accounts across regional/country equity strategies, fixed income and multi-asset class products.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Revenue (continued)

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue for the year ended December 31, 2010 decreased $17 million, or 4%, from the year ended December 31, 2009. The decrease was primarily due to a decline in non-recurring advisory assignments, as well as the effect of a decline in advisory AUM due to distributions in portfolio liquidation assignments, which have AUM-based fees, partially offset by additional Aladdin, risk management solutions and investment accounting mandates. Revenue earned on advisory assignments was comprised of advisory and portfolio structuring assignment fees and ongoing fees based on AUM of the respective portfolio assignments.

Distribution Fees. Distribution fees of $116 million for the year ended December 31, 2010 increased $16 million from $100 million for the year ended December 31, 2009. The increase primarily reflected higher AUM in certain share classes of BlackRock Funds.

Other Revenue. Other revenue of $206 million for the year ended December 31, 2010 increased $111 million from $95 million for the year ended December 31, 2009. The increase in other revenue primarily resulted from a $52 million increase in fees, which excludes related portfolio service costs, earned for transition management services due to an increase in transactions to execute transitions of equity and fixed income mandates, a $25 million increase in marketing fees earned from Barclays for services to distribute Barclays iPath® products and $12 million increase for custody fees earned on LifePath products (a portion of which is paid to a third party sub-custodian and reflected within direct fund expenses).

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

Expenses:
Employee compensation and benefits	$3,097	$1,802	$1,295	72%
Distribution and servicing costs	408	477	(69)	(14%)
Amortization of deferred sales commissions	102	100	2	2%
Direct fund expenses	493	95	398	419%
General and administration	1,354	779	575	74%
Restructuring charges	—	22	(22)	(100%)
Amortization of intangible assets	160	147	13	9%

Total expenses, GAAP	$5,614	$3,422	$2,192	64%

Total expenses, GAAP	$5,614	$3,422	$2,192	64%
Less non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	25	60	(35)	(58%)
General and administration	65	123	(58)	(47%)

Total BGI transaction/integration costs	90	183	(93)	(51%)
PNC LTIP funding obligation	58	59	(1)	(2%)
Merrill Lynch compensation contribution	10	10	—	—%
Restructuring charges	—	22	(22)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	11	18	(7)	(39%)

Total non-GAAP expense adjustments	169	292	(123)	(42%)

Total expenses, as adjusted	$5,445	$3,130	$2,315	74%

Total GAAP expenses increased $2,192 million, or 64%, to $5,614 million for the year ended December 31, 2010 from $3,422 million for the year ended December 31, 2009. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $2,315 million, or 74%. The increase in total expenses, as adjusted, was primarily attributable to the BGI Transaction including increases in employee compensation and benefits, general and administration expenses and direct fund expenses, partially offset by a reduction of distribution and servicing costs.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change
Employee compensation and benefits, GAAP	$3,097	$1,802	$1,295	72%
Less non-GAAP expense adjustments:
BGI transaction/integration costs	25	60	(35)	(58%)
PNC LTIP funding obligation	58	59	(1)	(2%)
Merrill Lynch compensation contribution	10	10	—	—%
Compensation expense related to appreciation (depreciation) on deferred compensation plans	11	18	(7)	(39%)

Total non-GAAP expense adjustments	104	147	(43)	(29%)

Employee compensation and benefits, as adjusted	$2,993	$1,655	$1,338	81%

Employees at December 31, 2010 totaled approximately 9,100 as compared to approximately 8,600 at December 31, 2009.

Employee compensation and benefits, as adjusted, increased by $1,338 million excluding the $43 million decrease in non-GAAP adjustments primarily related to lower BGI integration costs. The $1,338 million increase in employee compensation and benefits expense for the year ended December 31, 2010 was attributable to a $721 million increase in incentive compensation and a $617 million increase in salaries, benefits, payroll taxes, temporary help and commissions. The increase in incentive compensation is primarily associated with the increase in operating income after excluding the BGI integration costs, a $132 million increase in stock-based compensation expense related to the effect of additional grants to a larger number of employees at the end of January 2010. The $617 million increase in salaries, benefits and payroll taxes reflected an increase in the number of employees primarily resulting from the BGI Transaction as well as growth in number of employees subsequent to the BGI Transaction.

Distribution and Servicing Costs. Distribution and servicing costs decreased $69 million to $408 million for the year ended December 31, 2010 from $477 million for the year ended December 31, 2009. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The $69 million decrease primarily related to lower levels of distribution payments due to lower levels of average cash management AUM and a decrease of costs due to an increase in advisory fee waivers for certain cash management funds serviced by Merrill Lynch.

Distribution and servicing costs for the year ended December 31, 2010 included $246 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $10 million of costs attributable to PNC and affiliates compared with $349 million and $19 million of costs, respectively, in the year ended December 31, 2009. Distribution and servicing costs related to other third parties, including Barclays, increased $43 million to $152 million for the year ended December 31, 2010 from $109 million for the year ended December 31, 2009 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions increased $2 million to $102 million for the year ended December 31, 2010 from $100 million for the year ended December 31, 2009.

Direct Fund Expenses. Direct fund expenses increased $398 million primarily related to the addition of legacy BGI funds subject to arrangements under which BlackRock pays certain fund expenses.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Expenses (continued)

General and Administration Expenses

	Year ended December 31,		Variance
(Dollar amounts in millions)	2010	2009	Amount	% Change

General and administration expenses(1), GAAP:
Marketing and promotional	$328	$85	$243	286%
Occupancy and office related	317	182	135	74%
Portfolio services	177	100	77	77%
Technology	152	114	38	33%
Professional services	115	162	(47)	(29%)
Communications	49	26	23	88%
Regulatory, filing and license fees	34	5	29	580%
Charitable contributions	26	2	24	*
Closed-end fund launch costs	15	2	13	650%
Other general and administration	141	101	40	40%

Total general and administration expenses, GAAP	$1,354	$779	$575	74%

Less BGI transaction and integration costs:
Marketing and promotional	$33	$11	$22	200%
Occupancy and office related	12	1	11	*
Technology	2	7	(5)	(71%)
Professional services	12	91	(79)	(87%)
Other general and administration	6	13	(7)	(54%)

Total BGI transaction and integration costs	$65	$123	$(58)	(47%)

General and administration expenses, as adjusted:
Marketing and promotional	$295	$74	$221	299%
Occupancy and office related	305	181	124	69%
Portfolio services	177	100	77	77%
Technology	150	107	43	40%
Professional services	103	71	32	45%
Communications	49	26	23	88%
Regulatory, filing and license fees	34	5	29	580%
Charitable contributions	26	2	24	*
Closed-end fund launch costs	15	2	13	650%
Other general and administration	135	88	47	53%

Total general and administration expenses, as adjusted	$1,289	$656	$633	96%

* – Not applicable.

(1)	Data reflects certain reclassifications of prior period data to conform to the current period presentation.

General and Administration Expenses, GAAP. General and administration expenses increased $575 million, or 74%, for the year ended December 31, 2010 from the year ended December 31, 2009, primarily due to the BGI Transaction.

BGI Transaction and Integration Costs. BGI integration costs of $65 million for the year ended December 31, 2010 decreased $58 million from the year ended December 31, 2009 primarily due to advisory and legal costs incurred for the year ended December 31, 2009, partially offset by higher re-branding costs in 2010.

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Expenses (continued)

General and Administration Expenses (continued)

General and Administration Expenses, as Adjusted

•

Marketing and promotional expenses increased $221 million, primarily due to an increase in global and exchange-traded fund marketing expenses, which included travel, promotional and rebranding and advertising expenses.

•

Occupancy and office-related expenses increased $124 million primarily related to the expansion of the Company due to the BGI Transaction, including expenses related to Drapers Gardens and an increase in lease impairments as a result of vacating certain locations in the year ended December 31, 2010.

•	Portfolio service costs increased $77 million, due to an increase in market data and research expenses as well as transition management execution and clearing expenses.

•	Technology expenses increased $43 million primarily due to an increase in software licensing and maintenance and hardware depreciation expenses.

•	Professional services increased $32 million primarily related to consulting, accounting/tax and legal costs.

•	Communications increased $23 million primarily related to the expansion of the Company due to the BGI Transaction.

•	Regulatory, filing and license fees increased $29 million primarily due to a $20 million U.K. regulatory assessment.

•	Charitable contributions increased $24 million, which is primarily related to a contribution to a donor advised charitable fund.

•

Closed-end fund launch costs (excluding compensation costs) increased $13 million due to the Build America Bond Trust fund, which launched during the year ended December 31, 2010 and generated approximately $1.2 billion in AUM.

•

Other general and administration expenses increased $47 million due to an increase of $86 million related to growth of the Company including recruiting, training and insurance costs, as well as costs for potential operating errors/fines, partially offset by a $17 million change in foreign currency remeasurement costs/benefits from $11 million of costs in the year ended December 31, 2009 to a $6 million benefit in the year ended December 31, 2010, a $9 million decline in an expense for a potentially uncollectible receivable recorded in 2009 and $9 million of lower provisions related to an outstanding loan to Anthracite Capital Inc.

Restructuring Charges. For the year ended December 31, 2009, BlackRock recorded pre-tax restructuring charges of $22 million primarily related to severance, outplacement costs, occupancy costs and accelerated amortization of certain previously granted stock awards associated with a reduction in work force and reengineering efforts.

Amortization of Intangible Assets. Amortization of intangible assets increased $13 million to $160 million for the year ended December 31, 2010 from $147 million for the year ended December 31, 2009. The increase in amortization of intangible assets reflects amortization of finite-lived management contracts acquired in the BGI Transaction.

Non-operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2010 and 2009 was as follows:

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	$ Change
Non-operating income (expense), GAAP basis	$23	$(6)	$29
Less: Net income (loss) attributable to NCI(1)	(13)	22	(35)

Non-operating income (expense)(2)	36	(28)	64
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(11)	(18)	7

Non-operating income (expense), as adjusted(2)	$25	$(46)	$71

(1)	Amount includes a $35 million loss attributable to consolidated variable interest entities for the year ended December 31, 2010.
(2)	Net of net income (loss) attributable to non-controlling interests.

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
(Dollar amounts in millions)	2010	2009	$ Change
Net gain (loss) on investments(1)
Private equity	$31	$9	$22
Real estate	17	(114)	131
Distressed credit/mortgage funds	66	100	(34)
Hedge funds/funds of hedge funds	18	18	—
Other investments(2)	14	(11)	25

Sub-total	146	2	144
Investments related to deferred compensation plans	11	18	(7)

Total net gain (loss) on investments	157	20	137
Interest and dividend income	29	20	9
Interest expense	(150)	(68)	(82)

Net interest expense	(121)	(48)	(73)

Total non-operating income (expense)(1)	36	(28)	64
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(11)	(18)	7

Non-operating income (expense), as adjusted(1)	$25	$(46)	$71

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amount includes net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

Non-operating income, less net income (loss) attributable to non-controlling interests, increased $64 million to $36 million for the year ended December 31, 2010 from $28 million net non-operating expense for the year ended December 31, 2009. The $36 million non-operating income, net of non-controlling interests for the year ended December 31, 2010 was comprised of $146 million of net gains on co-investments and seed investments and $11 million of appreciation related to hedges of deferred compensation, partially offset by $121 million of net interest expense.

Net gain on co-investments and seed investments increased $144 million from the year ended December 31, 2009 primarily due to the non-recurrence of 2009 valuation declines in real estate equity and debt co-investments.

Net interest expense was $121 million, an increase of $73 million primarily due to an increase in interest expense related to the December 2009 issuances of $2.5 billion of long-term notes, partially offset by higher dividend income related to an investment required for regulatory purposes.

Non-operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

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

GAAP effective tax rate for the year ended December 31, 2010 included $30 million of non-cash tax benefits due to enacted UK tax legislation and the effect of favorable tax rulings and the resolution of certain outstanding tax positions.

As adjusted effective tax rate of 33.0% for the year ended December 31, 2010 excluded $30 million of non-cash benefits due to UK tax legislation.

GAAP effective tax rate for the year ended December 31, 2009 included a $45 million of non-cash tax benefits due to legislation enacted primarily with respect to New York City corporate income taxes and $25 million of tax benefits primarily related to a favorable tax ruling and the final resolution of outstanding tax matters.

As adjusted effective tax rate of 33.0% for the year ended December 31, 2009 excluded $45 million of non-cash benefits due to legislation enacted primarily with respect to New York City corporate income taxes.

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

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,		% Change	Year ended December 31,		% Change
	2010	2009		2010	2009
(Dollar amounts in millions, except per share data)	GAAP	GAAP		As adjusted	As adjusted
Operating income	$2,998	$1,278	135%	$3,167	$1,570	102%
Non-operating income (expense)(1)	36	(28)	*	25	(46)	*
Income tax expense	(971)	(375)	159%	(1,053)	(503)	109%

Net income attributable to BlackRock, Inc.	$2,063	$875	136%	$2,139	$1,021	110%

% attributable to common shares	98.6%	97.3%		98.6%	97.3%
Net income attributable to common shares	$2,033	$853	138%	$2,109	$995	112%

Diluted weighted-average common shares outstanding(2)	192,692,047	139,481,449	38%	192,692,047	139,481,449	38%

Diluted EPS components:
Operating income	$10.28	$5.75	79%	$10.85	$7.17	51%
Non-operating income (expense)(1)	0.12	(0.13)	*	0.09	(0.21)	*
Income tax benefit	0.15	0.49	(69%)	—	0.17	(100%)

Diluted earnings per common share	$10.55	$6.11	73%	$10.94	$7.13	53%

*	Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
(2)

Unvested RSUs that contain non-forfeitable rights to dividends are not included as they are deemed participating securities in accordance with GAAP. Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding, which results in an increase to the percentage of net income attributable to common shares. In addition, non-voting preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.

GAAP. Net income attributable to BlackRock, Inc. of $2,063 million, or $10.55 per diluted common share, for the year ended December 31, 2010, increased $1,188 million, or $4.44 per diluted common share, from the year ended December 31, 2009.

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

Operating results for the year ended December 31, 2010 compared with the year ended December 31, 2009 (continued)

Net Income Attributable to BlackRock, Inc. (continued)

As Adjusted.

Exclusive of the items discussed above, net income attributable to BlackRock, Inc. as adjusted, totaled $2,139 million or 10.94 per diluted common share, as adjusted, for the year ended December 31, 2010, which was an increase of $1,118 million or $3.81 per diluted earnings per common share from the year ended December 31, 2009.

Net income and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Balance Sheet Overview

As Adjusted Balance Sheet

The following table presents a reconciliation of the Company’s consolidated statement of financial condition presented on a GAAP basis to the Company’s consolidated statement of financial condition, excluding the impact of separate account assets and collateral held under securities lending agreements (directly related to lending securities held by separate account assets) and separate account liabilities and collateral liabilities under securities lending agreements, consolidated variable interest entities (“VIEs”) and consolidated sponsored investment funds.

The Company presents the as adjusted balance sheet as additional information to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities or non-controlling interests and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. Management reviews its as-adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of its total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measure in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Separate Account Assets and Liabilities and Collateral Held under Securities Lending Agreements

The separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

In addition, the Company records on its consolidated statements of financial condition the collateral received under securities lending agreements (directly related to lending securities held by separate account assets) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral.

Consolidated VIEs

As of December 31, 2011, BlackRock consolidated five VIEs. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

Balance Sheet Overview (continued)

	December 31, 2011
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$3,506	$—	$—	$196	$3,310
Accounts receivable	1,960	—	—	—	1,960
Investments	1,631	—	—	112	1,519
Assets of consolidated variable interest entities	1,693	—	1,693	—	—
Separate account assets and collateral held under securities lending agreements	139,789	139,789	—	—	—
Other assets(1)	1,169	—	—	5	1,164

Sub-total	149,748	139,789	1,693	313	7,953
Goodwill and intangible assets, net	30,148	—	—	—	30,148

Total assets	$179,896	$139,789	$1,693	$313	$38,101

Liabilities
Accrued compensation and benefits	$1,383	$—	$—	$—	$1,383
Accounts payable and accrued liabilities	923	—	—	—	923
Borrowings(2)	4,790	—	—	—	4,790
Liabilities of consolidated variable interest entities	1,583	—	1,583	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	139,789	139,789	—	—	—
Deferred income tax liabilities	5,323	—	—	—	5,323
Other liabilities(3)	743	—	—	37	706

Total liabilities	154,534	139,789	1,583	37	13,125

Equity
Total stockholders’ equity	25,048	—	72	—	24,976
Non-controlling interests	314	—	38	276	—

Total equity	25,362	—	110	276	24,976

Total liabilities and equity	$179,896	$139,789	$1,693	$313	$38,101

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP consolidated statements of financial condition at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010	Variance
			Amount	% Change

Assets:
Cash and cash equivalents	$3,506	$3,367	$139	4%
Accounts receivable	1,960	2,095	(135)	(6%)
Investments	1,631	1,540	91	6%
Goodwill and intangible assets, net	30,148	30,317	(169)	(1%)
Other assets(1)	1,169	960	209	22%

Liabilities:
Accrued compensation and benefits	1,383	1,520	(137)	(9%)
Accounts payable and accrued liabilities	923	1,068	(145)	(14%)
Borrowings(2)	4,790	3,359	1,431	43%
Deferred income tax liabilities	5,323	5,477	(154)	(3%)
Other liabilities(3)	743	641	102	16%

Stockholders’ equity	25,048	26,094	(1,046)	(4%)

(1)	Includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Includes short-term borrowings, convertible debentures at December 31, 2010 and long-term borrowings.
(3)	Includes due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2011 and 2010 included $196 million and $65 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2011.

Accounts Receivable. Accounts receivable at December 31, 2011 decreased $135 million from December 31, 2010, primarily reflecting lower performance fees receivables at December 31, 2011 partially offset by higher receivables related to securities lending revenue.

Balance Sheet Overview (continued)

Investments. BlackRock reports its investments on a GAAP basis, which includes investments that are owned by sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, consolidated even though BlackRock may not own the majority of any such funds. As a result, management reviews its investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock, Inc.

The Company further presents total net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by total return swap hedges. Carried interest capital allocations are excluded as generally there is no impact to BlackRock’s stockholders’ equity as the balance fluctuates. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(Dollar amounts in millions)	December 31, 2011	December 31, 2010	Variance
			Amount	% Change
Total investments, GAAP	$1,631	$1,540	$91	6%
Investments held by consolidated sponsored investment funds(1)	(587)	(397)	(190)	(48%)
Net exposure to consolidated investment funds	475	260	215	83%

Total investments, as adjusted	1,519	1,403	116	8%
Federal Reserve Bank stock	(328)	(325)	(3)	(1%)
Carried interest	(21)	(13)	(8)	(62%)
Deferred compensation investments	(65)	(76)	11	14%
Hedged investments	(43)	(25)	(18)	(72%)

Total “economic” investment exposure	$1,062	$964	$98	10%

(1)

At December 31, 2011 and 2010, approximately $587 million and $397 million, respectively, of BlackRock’s total GAAP investments were maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

Total investments, as adjusted, at December 31, 2011 increased $116 million from December 31, 2010, resulting from $457 million of purchases/capital contributions, $9 million of positive market valuations and earnings from equity method investments, and $8 million of net additional carried interest capital allocations, partially offset by $280 million of sales/maturities and $78 million of distributions representing return of capital and return on investments.

The following table represents the carrying value of investments, by asset type, at December 31, 2011 and 2010:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010	Variance
			Amount	% Change
Private equity	$306	$277	$29	10%
Real estate	108	54	54	100%
Distressed credit/mortgage funds	217	267	(50)	(19%)
Hedge funds/funds of hedge funds	167	97	70	72%
Other investments(1)	264	269	(5)	(2%)

Total “economic” investment exposure	$1,062	$964	$98	10%

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Balance Sheet Overview (continued)

Investments (continued)

The following table represents investments, as adjusted, measured at fair value on a recurring basis at December 31, 2011:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at December 31, 2011
Total investments, as adjusted(2)	$284	$130	$587	$518	$1,519

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

Goodwill and Intangible Assets. Goodwill and intangible assets at December 31, 2011 decreased $169 million from December 31, 2010, primarily due to $156 million of amortization expense related to finite-lived intangibles.

Other Assets. Other assets at December 31, 2011 increased $209 million from December 31, 2010 primarily resulting from a $109 million increase in property and equipment due to additional leasehold improvements and equipment, including capital expenditures related to the lease of U.K. office space located at Drapers Gardens, and a $51 million increase in tax receivables.

Accrued Compensation and Benefits. Accrued compensation and benefits at December 31, 2011 decreased $137 million from December 31, 2010 primarily related to lower 2011 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at December 31, 2011 decreased $145 million from December 31, 2010, resulting from decreases in current income taxes payable and unit trust payables.

Borrowings. Borrowings at December 31, 2011 increased $1,431 million from December 31, 2010 primarily resulting from net proceeds from new issuances of long-term borrowings of $1,496 million, partially offset by conversions of the final $67 million of convertible debt.

Deferred Income Tax Liabilities. Deferred income tax liabilities at December 31, 2011 decreased $154 million primarily as a result of revaluation of certain deferred income tax liabilities primarily due to a state tax election, enacted U.K., Japan, U.S. state and local legislation. In addition, the decrease included the effects of temporary differences associated with deferred stock compensation and investment income.

Other Liabilities. Other liabilities at December 31, 2011 increased $102 million from December 31, 2010 primarily resulting from an accrual for U.K. lease exit costs, increases in deferred carried interest and liabilities of consolidated funds, partially offset by repayments to Barclays to settle certain non-interest bearing notes assumed in the BGI Transaction and a payment related to a U.K. regulatory assessment.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2011 decreased $1.0 billion from December 31, 2010, principally resulting from $2.8 billion of stock repurchases, including $2.5 billion to repurchase Bank of America’s remaining ownership interest in BlackRock and $239 million of employee tax withholdings related to employee stock transactions, $1.0 billion of cash dividend payments, partially offset by $2.3 billion of net income attributable to BlackRock and $497 million of stock-based compensation expense.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

In accordance with GAAP, BlackRock consolidates certain BlackRock sponsored investment funds and CLOs, notwithstanding the fact BlackRock may only have a minority interest, if any, in these funds or CLOs. As a result, BlackRock’s consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for its cash flow presented in accordance with GAAP.

The following tables present a reconciliation of the Company’s consolidated statements of cash flows presented on a GAAP basis to the Company’s consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

	Year ended December 31, 2011
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of year	$3,367	$65	$—	$3,302
Cash flows from operating activities	2,826	42	136	2,648
Cash flows from investing activities	(204)	24	—	(228)
Cash flows from financing activities	(2,485)	65	(136)	(2,414)
Effect of exchange rate changes on cash and cash equivalents	2	—	—	2

Net change in cash and cash equivalents	139	131	—	8

Cash and cash equivalents, end of year	$3,506	$196	$—	$3,310

	Year ended December 31, 2010
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of year	$4,708	$75	$9	$4,624
Cash flows from operating activities	2,488	(76)	(1)	2,565
Cash flows from investing activities	(627)	(52)	—	(575)
Cash flows from financing activities	(3,170)	118	(8)	(3,280)
Effect of exchange rate changes on cash and cash equivalents	(32)	—	—	(32)

Net change in cash and cash equivalents	(1,341)	(10)	(9)	(1,322)

Cash and cash equivalents, end of year	$3,367	$65	$—	$3,302

Liquidity and Capital Resources (continued)

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

Investing Activities. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2011 were $228 million and primarily included $247 million of purchases of property and equipment and $262 million of purchases of investments, partially offset by $247 million of net proceeds from sales and maturities of investments and $34 million of return of capital from equity method investees.

Financing Activities. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2011 were $2,414 million, which included $2.8 billion of stock repurchases, including $2.5 billion related to the repurchase of Bank of America’s remaining ownership interest in BlackRock and $239 million for employee tax withholdings related to employee stock transactions, $1.0 billion of cash dividend payments and $67 million for convertible debt repayments. Cash outflows from financing activities were partially offset by cash inflows related to $1,496 million of net proceeds from long-term borrowings and $56 million of other inflows including excess tax benefits from stock-based compensation and proceeds from stock option exercises.

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at December 31, 2011 and 2010 were as follows:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010	Variance
			Amount	% Change

Cash and cash equivalents	$3,506	$3,367	$139	4%
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(196)	(65)	(131)	(202%)

Subtotal	3,310	3,302	8	—%
2011 credit facility – undrawn	3,400	—	3,400	*
2007 credit facility – undrawn(2)	—	2,266	(2,266)	(100%)

Total liquidity	$6,710	$5,568	$1,142	21%

Required regulatory capital(3)	$1,196	$897	$299	33%

* – Not applicable.

(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	Amount excludes $134 million of undrawn amounts at December 31, 2010 related to Lehman Commercial Paper, Inc. The 2007 credit facility was terminated in March 2011.
(3)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

Total liquidity improved by $1,142 million during the year ended December 31, 2011 primarily reflecting the additional borrowing capacity under the 2011 credit facility compared with the 2007 credit facility.

During the year ended December 31, 2011, the Company’s net capital requirements increased $299 million due to increases related to certain European and Asia-Pacific regulated legal entities.

A significant portion of the Company’s $1,519 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Liquidity and Capital Resources (continued)

Short-term borrowings

The following describes the Company’s short-term borrowing arrangements, which the Company has access to utilize.

2011 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”), which replaced the 2007 facility. The 2011 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2011 credit facility to an aggregate principal amount not to exceed $4.5 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2011 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at December 31, 2011.

The 2011 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2011, the Company had $100 million outstanding under this facility with an interest rate of 1.27% and a maturity during January 2012. During January 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.30% and a maturity during February 2012. During February 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.26% and a maturity during March 2012.

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

As of December 31, 2011 and 2010, BlackRock had no CP Notes outstanding.

Share Repurchase Approvals. In July 2010, BlackRock announced that its Board of Directors (the “Board”) approved the repurchase of up to 5,100,000 shares to neutralize the dilutive effects of restricted stock units and options that have been granted to employees that will become dilutive over the next several years. The shares are to be repurchased with management discretion on the timing of the repurchases. The Company repurchased 618,000 shares in open market transactions for approximately $100 million in 2011. As of December 31, 2011, the Company had repurchased approximately 1,514,000 shares and there were 3,586,000 shares still authorized to be repurchased. In February 2012, the Board approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock.

Barclays Support of Certain Cash Funds. Barclays has provided capital support agreements to support certain cash management products acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At December 31, 2011, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.6 billion. At December 31, 2011, BlackRock concluded that although these funds were variable interest entities, it was not the primary beneficiary of these funds.

Liquidity and Capital Resources (continued)

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

At December 31, 2011, the Company was required to maintain approximately $1,196 million in net capital in certain regulated subsidiaries, including BTC and entities regulated by the FSA in the United Kingdom, and was in compliance with all applicable regulatory minimum net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As of December 31, 2011, the Company has not provided for U.S. federal and state income taxes on approximately $1,516 million of undistributed earnings of its foreign subsidiaries. Such earnings are considered indefinitely reinvested outside the United States. The Company’s current plans do not demonstrate a need to repatriate these funds.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2011:

(Dollar amounts in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations and commitments:

Short-term borrowings:

Principal	$100	$—	$—	$—	$—	$—	$100

Long-term borrowings:

Principal	500	750	1,000	—	—	2,450	4,700

Interest	180	169	161	126	126	353	1,115

Operating leases	120	131	121	110	99	814	1,395

Purchase obligations	101	80	65	22	11	—	279

Investment commitments	112	—	—	—	—	—	112

Total contractual obligations and commitments	1,113	1,130	1,347	258	236	3,617	7,701

Contingent obligations:

Contingent distribution obligations	194	194	—	—	—	—	388

Total contractual obligations, commitments and contingent obligations(1)	$1,307	$1,324	$1,347	$258	$236	$3,617	$8,089

(1)

As of December 31, 2011, the Company had $281 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

Contractual Obligations, Commitments and Contingencies (continued)

Short-term Borrowings. At December 31, 2011, the Company had $100 million outstanding under the 2011 credit facility with an interest rate of 1.27% and a maturity during January 2012. During January 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.30% and a maturity during February 2012. During February 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.26% and a maturity during March 2012.

Long-term Borrowings. At December 31, 2011, the principal amount of long-term borrowings was $4.7 billion. Debt service and repayment requirements are $680 million in 2012, $919 million in 2013, $1,161 million in 2014, $126 million in 2015 and 2016.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.

2012, 2014 and 2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under our CP program, which was used to finance a portion of the BGI Transaction, and for general corporate purposes. Interest on these notes of approximately $96 million per year is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011 and is approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity.

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

Operating Leases. The Company leases its primary office locations under agreements that currently expire through 2035. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2011, the Company’s obligations primarily reflected standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. Purchase obligations are recorded on the Company’s financial statements when services are provided and, as such, obligations for services not received are not included in the Company’s consolidated statement of financial condition at December 31, 2011.

Contractual Obligations, Commitments and Contingencies (continued)

Investment Commitments. At December 31, 2011, the Company had $112 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment and are, therefore, presented in 2012. These unfunded commitments are not recorded on the Company’s consolidated statements of financial condition. The above schedule does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Distribution Obligations. In November 2010, BlackRock entered into a second amended and restated global distribution agreement with Merrill Lynch, which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of AUM maintained in certain BlackRock products. The economic terms of the agreement will remain in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are satisfied. The above schedule reflects the Company’s estimated payments for 2012, which due to uncertainty of asset levels and future additional sales, has been held constant for 2013.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table above primarily due to uncertainties in their payout periods. These arrangements are discussed in more detail in Notes 13, Stock-Based Compensation, and 14, Employee Benefit Plans, to the consolidated financial statements beginning on page F-1 of this Form 10-K. Accrued compensation and benefits at December 31, 2011 totaled $1,383 million and included incentive compensation of $1,079 million, deferred compensation of $91 million and other compensation and benefits related obligations of $213 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2012, while the deferred compensation obligations are payable over periods up to five years.

Separate Account Liabilities. The separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients. At December 31, 2011, the Company had $118.9 billion of assets and offsetting liabilities on the consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Indemnifications. In many of the Company’s contracts, including the BGI, MLIM and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s consolidated statement of financial condition at December 31, 2011. See further discussion in Note 12, Commitments and Contingencies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Acquisitions. In January 2012, BlackRock announced that it has agreed to acquire Toronto-based Claymore Investments, Inc. (“Claymore”), subject to customary closing conditions. Claymore is a wholly owned independent Canadian subsidiary of Guggenheim Funds Services Group, a subsidiary of Guggenheim Partners, LLC. The total consideration estimated to be paid at closing will be approximately $210 million.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Consolidation of Sponsored Investment Funds and Securitization Products. Consolidation of sponsored investment funds and securitization products (collectively “investment products”) is determined pursuant to ASC 810, Consolidation. The accounting method used by the Company depends upon the influence the Company has over its investee, the investment product. To the extent that BlackRock can exert control over the financial and operating policies of the investment product, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, BlackRock consolidates the investment product.

For investment products in which BlackRock’s voting interest is less than 50%, an analysis is performed to determine if the investment product is a variable interest entity (“VIE”) or a voting rights entity. Upon the determination that the investment product is a VIE, further analysis, as discussed below, is performed to determine if BlackRock is the primary beneficiary (“PB”) of the investment product, which would require consolidation.

Consolidation of Variable Interest Entities. Pursuant to ASC 810-10, certain investment products for which the risks and rewards of ownership are not directly linked to voting interests may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns to determine if the investment product is a VIE. BlackRock is required to consolidate a VIE when it is deemed to be the PB, which is evaluated continuously as facts and circumstances change.

ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”) defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for certain investment funds, including money market funds.

The PB of a VIE that meets the conditions of ASU 2010-10 is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Effective January 1, 2010, the PB of a VIE that does not meet the conditions for deferral in ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.

Significant judgment is required in the determination of whether the Company is the PB of a VIE. If the Company, together with its related parties, is determined to be the PB of a VIE, BlackRock will consolidate the entity. In order to determine whether the Company is the PB of a VIE for entities that meet the conditions of ASU 2010-10, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs that do not meet the conditions of ASU 2010-10 and sponsored investment funds, which may be considered VIEs. At December 31, 2011, the Company consolidated five VIEs, including four CLOs and one sponsored private equity fund.

Critical Accounting Policies (continued)

Consolidation of Variable Interest Entities (continued)

At December 31, 2011, the following balances related to the five VIEs consolidated on the Company’s consolidated statement of financial condition:

(Dollar amounts in millions)	CLOs	Sponsored Private Equity Fund	Total Consolidated VIEs
Assets of consolidated VIEs:
Cash and cash equivalents	$47	$7	$54
Bank loans, bonds and other investments	1,608	31	1,639
Liabilities of consolidated VIEs:
Borrowings	(1,574)	—	(1,574)
Other liabilities	(9)	—	(9)
Appropriated retained earnings	(72)	—	(72)
Non-controlling interests of consolidated VIEs	—	(38)	(38)

Total BlackRock net interests in consolidated VIEs	$—	$—	$—

As of December 31, 2011, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including the four aforementioned CLOs in which BlackRock, in accordance with ASU 2009-17, was determined to be the PB, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLO that most significantly impact the entity’s economic performance and has the right to receive benefits that potentially could be significant to the VIE. At December 31, 2011, the Company had $1,655 million and $1,583 million in assets and liabilities, respectively, on its consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLO’s assets and liabilities. The changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

At December 31, 2011, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limits the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At December 31, 2011, the Company had recorded $7 million, $31 million and $38 million in cash and cash equivalents, private equity investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its consolidated statement of financial condition related to this VIE. The changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with this VIE.

Critical Accounting Policies (continued)

Consolidation of Voting Rights Entities. To the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, BlackRock consolidates the investee.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining if other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

At December 31, 2011 and 2010, as a result of consolidation of various investment products deemed to be voting rights entities, including products where BlackRock owns 50% of greater of the voting rights of the product, under the consolidation policies described above, the Company had the following balances on its consolidated statements of financial condition:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010
Cash and cash equivalents	$196	$65
Investments:
Trading investments	214	60
Other investments	373	337
Other assets	5	3
Other liabilities	(37)	(10)
Non-controlling interests	(276)	(195)

BlackRock’s net interests in consolidated investment funds	$475	$260

The Company retained the specialized accounting of these investment funds pursuant to ASC 810-10. VIEs, including a consolidated sponsored investment fund and CLOs, were excluded from the balances above as these balances are reported separately on the consolidated statements of financial condition.

Investments

Equity Method Investments. For equity investments where BlackRock does not control the investee, and where the Company is not the PB of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of BlackRock’s advisory agreement or other agreements with the investee, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund’s operating documents and the relationship between BlackRock and other investors in the entity.

Critical Accounting Policies (continued)

Investments (continued)

Equity Method Investments (continued)

Substantially all of BlackRock’s equity method investees are investment companies that record their underlying investments at fair value. Therefore, under the equity method of accounting, BlackRock’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. BlackRock’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as non-operating income (expense) for investments in investment companies, or as other revenue for operating advisory company investments, which are recorded in other assets, since such investees are considered to be an extension of BlackRock’s core business.

At December 31, 2011, the Company had $476 million and $80 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2010, the Company had $583 million and $58 million of equity method investees reflected in investments and other assets, respectively.

Impairment of Investments. The Company’s management periodically assesses its equity method, available-for-sale, held-to-maturity and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded in the consolidated statement of income.

When the fair value of an available-for-sale security is lower than cost, the Company evaluates the security to determine whether the impairment is considered to be “other-than-temporary”.

In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, a charge is recorded in the consolidated statement of income.

In making this determination for debt securities, the Company considers whether: (1) the Company has the intent to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security, but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

Critical Accounting Policies (continued)

Investments (continued)

Impairment of Investments (continued)

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

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”), which in accordance with GAAP are calculated under fair value measures and the changes are equal to the earnings of such funds), ETFs, and public equities and certain exchange-traded derivatives.

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

•

Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds valued based on NAVs where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over–the-counter derivatives, including interest and inflation rate swaps and foreign exchange currency contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Certain investments that are valued using NAVs and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3.

•

Level 3 assets in this category generally include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, funds of hedge funds, direct private equity investments held within consolidated funds, bonds and bank loans.

Critical Accounting Policies (continued)

Fair Value Measurements (continued)

Hierarchy of Fair Value Inputs (continued)

•

Level 3 inputs include the most currently available information, including capital accounts for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. BlackRock’s $702 million of Level 3 investments or 43% of total GAAP investments at December 31, 2011 primarily included the above mentioned co-investments. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally utilize pricing/valuation information, including independent appraisals from third-party sources; however, in some instances current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances fund management may perform model-based analytical valuations that may be used to value these investments.

•	Level 3 liabilities in this category include borrowings of CLOs valued based upon non-binding single broker quotes.

Significance of Inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Pricing Services and Broker Quotes. A significant amount of inputs used to value equity and debt securities are sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock reviews both the valuation methodology, including the general assumptions and methods used to value various asset classes, and operational process with these vendors. In addition, on a quarterly basis meetings are held with the vendors to identify any significant changes to the vendors’ processes.

In addition, quotes obtained from brokers generally are non-binding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Significant Transfers Into and Out of Levels 1, 2, and 3. During the year ended December 31, 2010, the Company reclassified approximately $47 million of net investments out of Level 3 predominantly to Level 2. The majority of the net reclassifications were related to investments that the Company values using a NAV (or a capital account) and it currently has the ability to redeem in the near term.

Changes in Valuation. Changes in value on $1,116 million of investments will impact the Company’s non-operating income (expense), $52 million will impact accumulated other comprehensive income, $442 million are held at cost or amortized cost and the remaining $21 million related to carried interest has no impact on non-operating income (expense). As of December 31, 2011, changes in fair value of approximately $587 million of such investments within consolidated sponsored investment funds will impact BlackRock’s net income (loss) attributable to non-controlling interests expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds was $475 million.

Critical Accounting Policies (continued)

Goodwill and Intangible Assets

At December 31, 2011 and 2010, the carrying amounts of the Company’s goodwill and intangible assets were as follows:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010
Goodwill	$12,792	$12,805
Intangible assets
Indefinite–lived
Management contracts	15,188	15,188
Trade names/trademarks	1,403	1,403
License	6	6
Finite–lived, net of accumulated amortization
Management contracts	755	911
Other	4	4

Total goodwill and intangible assets	$30,148	$30,317

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open- and closed-end investment funds as well as collective trust funds and certain other commingled products without a specified termination date is generally classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2011, ranged from 2 years to 13 years with a weighted-average remaining estimated useful life of 5.4 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment test performed as of July 31, 2011 indicated no impairment charge was required. The Company continues to monitor its book value per share as compared to closing prices of its common stock for potential indicators of impairment. At December 31, 2011 the Company’s common stock closed at $178.24, which exceeded its book value per share of approximately $140.07 after excluding appropriated retained earnings.

Indefinite-lived and finite-lived intangibles. The Company considers if triggering events have occurred that may indicate fair values have declined below their respective carrying amounts on a quarterly basis. Triggering events may include significant adverse changes in the Company’s business, financial results, legal or regulatory environment, the loss of key personnel, or other events. If a triggering event has occurred, the Company performs assessments, which include a review of all significant assumptions, that would be used to value the asset, to determine if any intangible assets are potentially impaired. The Company performs such assessments of its intangible assets at least annually. In its assessment of management contracts and trade names/trademarks, the Company considers various factors, including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates to determine whether the carrying values of each intangible asset unit of account are potentially impaired and whether the indefinite-life classification is still appropriate.

Critical Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

Indefinite-lived and finite-lived intangibles (continued)

If potential impairment circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment occurs. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion.

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $156 million, $160 million and $147 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011, 2010 and 2009, the Company performed impairment tests that indicated no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Income Taxes. The Company accounts for income taxes under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The application of ASC 740 requires management to make estimates of the ranges of possible outcomes, the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes, that require significant management judgment. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2011, BlackRock had $349 million of gross unrecognized tax benefits, of which $226 million, if recognized, would affect the effective tax rate.

In accordance with ASC 740, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2011, the Company had deferred tax assets of $6 million and deferred tax liabilities of approximately $5,323 million on the consolidated statement of financial condition. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. ASC 740 requires the Company to assess whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

Critical Accounting Policies (continued)

Income Taxes (continued)

At December 31, 2011, the Company had recorded a deferred tax asset of $110 million for unrealized investment losses; however, no valuation allowance has been established because the Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain equity method investments which invest in fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the consolidated statements of income in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 19, Income Taxes, to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivable of approximately $108 million and current income taxes payable of $102 million at December 31, 2011.

Revenue Recognition. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principle Agent Considerations (“ASC 605-45”), and records its management fees net of retrocessions. Retrocessions for the years ended December 31, 2011, 2010 and 2009 were $928 million, $831 million and $611 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral in the form of cash and securities, generally ranging from 102% to 112% of the value of the loaned securities. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For the years ended December 31, 2011, 2010 and 2009, securities lending revenue totaled $397 million, $325 million and $36 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

Critical Accounting Policies (continued)

Revenue Recognition (continued)

The Company receives performance fees or incentive allocations from alternative investment products and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the years ended December 31, 2011, 2010 and 2009, performance fee revenue totaled $371 million, $540 million and $202 million, respectively. In addition, the Company receives carried interest from certain alternative products upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon performance of these funds. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments or cash to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is realized and recorded as performance fees upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable. The Company records realized carried interest as performance fees on its consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2011 and 2010, the Company had $33 million and $23 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of revenue, if any, for these products is unknown.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For the years ended December 31, 2011, 2010 and 2009, BlackRock Solutions and advisory revenue totaled $510 million, $460 million and $477 million, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

Amendments to Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820. The amendments include:

(1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy including: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers.

The provisions of ASU 2011-04 are effective for the Company for the interim period beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to materially impact BlackRock’s consolidated financial statements.

Amendments to Goodwill Impairment Testing. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. The amendments are effective for the Company for annual and interim goodwill impairment tests performed beginning after December 15, 2011. The provisions of SU 2011-08, if elected to be adopted, are not expected to materially impact BlackRock’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2011, the majority of the Company’s investment advisory and administration fees was based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks. As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, investments be reviewed by the Company’s Capital Committee, which consists of senior officers of the Company, and that certain investments may be referred to the Audit Committee or the Board of Directors, depending on the circumstances, for approval.

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge exposure to certain investments. At December 31, 2011, the outstanding total return swaps had an aggregate notional value of approximately $43 million.

Corporate Investments Portfolio Risks (continued)

At December 31, 2011, approximately $587 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and therefore are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain equity investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010	Variance
			Amount	% Change
Total investments, GAAP	$1,631	$1,540	$91	6%
Investments held by consolidated sponsored investment funds	(587)	(397)	(190)	(48%)
Net exposure to consolidated investment funds	475	260	215	83%

Total investments, as adjusted	1,519	1,403	116	8%
Federal Reserve Bank stock	(328)	(325)	(3)	(1%)
Carried interest	(21)	(13)	(8)	(62%)
Deferred compensation investments	(65)	(76)	11	14%
Hedged investments	(43)	(25)	(18)	(72%)

Total “economic” investment exposure	$1,062	$964	$98	10%

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At December 31, 2011, the Company’s net exposure to market price risk in its investment portfolio was approximately $596 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and fund of funds as well as mutual funds. The Company estimates that a 10% adverse change in market prices would result in a decrease of approximately $59.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At December 31, 2011, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $466 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $3 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $152 million. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $15.2 million decline in the carrying value of such investments.

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

Internal Control and Financial Reporting. There have been no changes in internal control over financial reporting during the latest fiscal quarter that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2012

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

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2011 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

3. Exhibit Index

As used in this exhibit list, “BlackRock” refers to BlackRock, Inc. (formerly named New BlackRock, Inc. and previously, New Boise, Inc.) (Commission File No. 001-33099) and “Old BlackRock” refers to BlackRock Holdco 2, Inc. (formerly named BlackRock, Inc.) (Commission File No. 001-15305), which is the predecessor of BlackRock. The following exhibits are filed as part of this Annual Report on Form 10-K:

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

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(1)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Amendment No. 2 to the Amended and Restated Bylaws of BlackRock.

3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.6(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.7(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.3(7)	Form of 6.25% Notes due 2017.

4.4(8)	Form of 2.25% Notes due 2012.

4.5(8)	Form of 3.50% Notes due 2014.

4.6(8)	Form of 5.00% Notes due 2019.

4.7(9)	Form of 4.25% Notes due 2021.

4.8(9)	Form of Floating Rate Notes due 2013.

10.1(10)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +

10.2(11)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.3(12)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.4(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.5(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.8(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.9(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(14)	Letter Agreement, dated December 23, 2010, between Blake Grossman and BlackRock, Inc.+

Exhibit No.	Description

10.11(5)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.12(15)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.13(16)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.14(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.15(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.16(18)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.17(19)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book runners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.

10.18(20)	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.

10.19(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.20(21)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.21(20)	Third Amended and Restated Stockholder Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.22(22)	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.23(23)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.24(4)	Amended and Restated Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Bank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock.

10.25(4)	Stockholder Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

10.26(4)	Registration Rights Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

10.27(24)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

Exhibit No.	Description

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2012.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.
(10)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(13)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(14)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(18)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 11, 2011.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 17, 2010.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(24)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/S/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2012

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Ann Marie Petach, Matthew Mallow, Daniel R. Waltcher and Harris Oliner, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAURENCE D. FINK	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
Laurence D. Fink

/S/ ANN MARIE PETACH	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
Ann Marie Petach

/S/ JOSEPH FELICIANI, JR.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
Joseph Feliciani, Jr.

/S/ ABDLATIF Y. AL-HAMAD	Director	February 28, 2012
Abdlatif Y. Al-Hamad

/S/ MATHIS CABIALLAVETTA	Director	February 28, 2012
Mathis Cabiallavetta

/S/ DENNIS D. DAMMERMAN	Director	February 28, 2012
Dennis D. Dammerman

/S/ WILLIAM S. DEMCHAK	Director	February 28, 2012
William S. Demchak

/S/ ROBERT E. DIAMOND, JR.	Director	February 28, 2012
Robert E. Diamond, Jr.

/S/ MURRY S. GERBER	Director	February 28, 2012
Murry S. Gerber

Signature	Title	Date

/S/ JAMES GROSFELD	Director	February 28, 2012
James Grosfeld

/S/ ROBERT S. KAPITO	Director	February 28, 2012
Robert S. Kapito

/S/ DAVID H. KOMANSKY	Director	February 28, 2012
David H. Komansky

/S/ THOMAS K. MONTAG	Director	February 28, 2012
Thomas K. Montag

/S/ SIR DERYCK MAUGHAN	Director	February 28, 2012
Sir Deryck Maughan

/S/ THOMAS H. O’BRIEN	Director	February 28, 2012
Thomas H. O’Brien

/S/ JAMES E. ROHR	Director	February 28, 2012
James E. Rohr

/S/ IVAN G. SEIDENBERG	Director	February 28, 2012
Ivan G. Seidenberg

/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2012
Marco Antonio Slim Domit

/S/ JOHN S. VARLEY	Director	February 28, 2012
John S. Varley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2012

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$3,506	$3,367
Accounts receivable	1,960	2,095
Due from related parties	142	150
Investments	1,631	1,540
Assets of consolidated variable interest entities:
Cash and cash equivalents	54	93
Bank loans and other investments	1,639	1,312
Separate account assets	118,871	121,137
Collateral held under securities lending agreements	20,918	17,638
Deferred sales commissions, net	38	66
Property and equipment (net of accumulated depreciation of $483 and $426 at December 31, 2011 and 2010, respectively)	537	428
Intangible assets (net of accumulated amortization of $751 and $615 at December 31, 2011 and 2010, respectively)	17,356	17,512
Goodwill	12,792	12,805
Other assets	452	316

Total assets	$179,896	$178,459

Liabilities
Accrued compensation and benefits	$1,383	$1,520
Accounts payable and accrued liabilities	923	1,068
Due to related parties	22	57
Short-term borrowings	100	100
Liabilities of consolidated variable interest entities:
Borrowings	1,574	1,278
Other liabilities	9	7
Convertible debentures	—	67
Long-term borrowings	4,690	3,192
Separate account liabilities	118,871	121,137
Collateral liabilities under securities lending agreements	20,918	17,638
Deferred income tax liabilities	5,323	5,477
Other liabilities	721	584

Total liabilities	154,534	152,125

Commitments and contingencies (Note 12)

Temporary equity
Redeemable non-controlling interests	92	6

BlackRock, Inc.

Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except per share data)

	December 31, 2011	December 31, 2010
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	1	1

Shares authorized: 500,000,000 at December 31, 2011 and 2010; Shares issued: 139,880,380 and 131,923,624 at December 31, 2011 and 2010, respectively; Shares outstanding: 138,463,135 and 131,216,561 at December 31, 2011 and 2010, respectively;

Series B non-voting participating preferred stock, $0.01 par value;	—	1
Shares authorized: 150,000,000 at December 31, 2011 and 2010; Shares issued and outstanding: 38,328,737 and 57,108,553 at December 31, 2011 and 2010, respectively;
Series C non-voting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2011 and 2010; Shares issued and outstanding: 1,517,237 and 2,866,439 at December 31, 2011 and 2010, respectively
Additional paid-in capital	20,275	22,502
Retained earnings	5,046	3,723
Appropriated retained earnings	72	75
Accumulated other comprehensive loss	(127)	(96)
Escrow shares, common, at cost (3,603 shares held at December 31, 2011 and 2010)	(1)	(1)
Treasury stock, common, at cost (1,413,642 and 703,460 shares held at December 31, 2011 and 2010, respectively)	(218)	(111)

Total BlackRock, Inc. stockholders’ equity	25,048	26,094
Nonredeemable non-controlling interests	184	189
Nonredeemable non-controlling interests of consolidated variable interest entities	38	45

Total permanent equity	25,270	26,328

Total liabilities, temporary equity and permanent equity	$179,896	$178,459

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

	Year ended
	December 31,
	2011	2010	2009
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$5,303	$4,893	$2,616
Other third parties	2,593	2,397	1,210

Total investment advisory, administration fees and securities lending revenue	7,896	7,290	3,826
Investment advisory performance fees	371	540	202
BlackRock Solutions and advisory	510	460	477
Distribution fees	100	116	100
Other revenue	204	206	95

Total revenue	9,081	8,612	4,700

Expenses
Employee compensation and benefits	3,199	3,097	1,802
Distribution and servicing costs
Related parties	5	226	368
Other third parties	381	182	109
Amortization of deferred sales commissions	81	102	100
Direct fund expenses	563	493	95
General and administration	1,415	1,354	779
Restructuring charges	32	—	22
Amortization of intangible assets	156	160	147

Total expenses	5,832	5,614	3,422

Operating income	3,249	2,998	1,278

Non-operating income (expense)
Net gain (loss) on investments	46	179	42
Net gain (loss) on consolidated variable interest entities	(18)	(35)	—
Interest and dividend income	34	29	20
Interest expense	(176)	(150)	(68)

Total non-operating income (expense)	(114)	23	(6)

Income before income taxes	3,135	3,021	1,272
Income tax expense	796	971	375

Net income	2,339	2,050	897
Less:
Net income (loss) attributable to redeemable non-controlling interests	—	3	2
Net income (loss) attributable to nonredeemable non-controlling interests	2	(16)	20

Net income attributable to BlackRock, Inc.	$2,337	$2,063	$875

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$12.56	$10.67	$6.24
Diluted	$12.37	$10.55	$6.11
Cash dividends declared and paid per share	$5.50	$4.00	$3.12

Weighted-average common shares outstanding:
Basic	184,265,367	190,554,510	136,669,164
Diluted	187,116,410	192,692,047	139,481,449

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

	Year ended
	December 31,
	2011	2010	2009
Net income	$2,339	$2,050	$897
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	(3)	3	(4)
Less: reclassification adjustment included in net income	1	1	(19)

Net change from available-for-sale investments, net of tax (1)	(4)	2	15
Minimum pension liability adjustment	—	(1)	1
Foreign currency translation adjustments	(27)	(1)	74

Other comprehensive income (loss)	(31)	—	90

Comprehensive income	2,308	2,050	987
Less: Comprehensive income (loss) attributable to non-controlling interests	2	(13)	22

Comprehensive income attributable to BlackRock, Inc.	$2,306	$2,063	$965

(1)	The tax benefit (expense) on unrealized holding gains (losses) was $3 million, $(2) million and $(8) million in 2011, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2008	$10,474	$1,982	$(186)	$(143)	$(58)	$12,069	$225	$12,294	$266
Net income	—	875	—	—	—	875	20	895	2
Dividends paid, net of dividend expense for unvested RSUs	—	(421)	—	—	—	(421)	—	(421)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	6	—	6	—	6	—
Stock-based compensation	316	—	—	—	1	317	—	317	—
Issuance of shares to Barclays	8,529	—	—	—	—	8,529	—	8,529	—
Issuance of shares to institutional investors	2,800	—	—	—	—	2,800	—	2,800	—
Issuance of common shares for contingent consideration	43	—	—	—	—	43	—	43	—
PNC preferred stock capital contribution	6	—	—	—	—	6	—	6	—
Merrill Lynch cash capital contribution	25	—	—	—	—	25	—	25	—
Issuance of common shares related to employee stock transactions	(78)	—	—	—	100	22	—	22	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	(46)	(46)	—	(46)	—
Net tax benefit (shortfall) from stock-based compensation	14	—	—	—	—	14	—	14	—
Minimum pension liability adjustment	—	—	1	—	—	1	—	1	—
Subscriptions/(redemptions/distribution)—non-controlling interest holders	—	—	—	—	—	—	(8)	(8)	(247)
Net consolidations (deconsolidations) of sponsored investment funds(2)	—	—	—	—	—	—	(9)	(9)	28
Other change in non-controlling interests	—	—	—	—	—	—	(4)	(4)	—
Foreign currency translation adjustments	—	—	74	—	—	74	—	74	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	15	—	—	15	—	15	—

December 31, 2009	$22,129	$2,436	$(96)	$(137)	$(3)	$24,329	$224	$24,553	$49

(1)	Includes $1 million of common stock at par value at both December 31, 2009 and 2008 and $1 million of preferred stock at par value at December 31, 2009.
(2)	Includes $12 million of redeemable non-controlling interests acquired in the BGI Transaction on December 1, 2009.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	$(96)	$(137)	$(3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	2,063	—	—	—	—	2,063	19	(35)	2,047	3
Allocation of losses of consolidated collateralized loan obligations	—	—	(39)	—	—	—	(39)	—	39	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(776)	—	—	—	—	(776)	—	—	(776)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	136	—	136	—	—	136	—
Stock-based compensation	444	—	—	—	—	1	445	—	—	445	—
PNC preferred stock capital contribution	5	—	—	—	—	—	5	—	—	5	—
Merrill Lynch cash capital contribution	10	—	—	—	—	—	10	—	—	10	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Issuance of common shares related to employee stock transactions	(202)	—	—	—	—	217	15	—	—	15	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(124)	(124)	—	—	(124)	—
Shares repurchased	—	—	—	—	—	(140)	(140)	—	—	(140)	—
Convertible debt conversions, net of tax	(54)	—	—	—	—	66	12	—	—	12	—
Net tax benefit (shortfall) from stock-based compensation	44	—	—	—	—	—	44	—	—	44	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions/(redemptions/distribution)—non-controlling interest holders	—	—	—	—	—	—	—	(6)	(8)	(14)	124
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(170)
Other changes in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—
Foreign currency translation adjustments	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Change in net unrealized gains (losses) from available-for-sale investments, net of tax	—	—	—	2	—	—	2	—	—	2	—

December 31, 2010	$22,504	$3,723	$75	$(96)	$(1)	$(111)	$26,094	$189	$45	$26,328	$6

(1)	Includes $1 million of common stock at par value and $1 million of preferred stock at par value at both December 31, 2010 and 2009.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	$(96)	$(1)	$(111)	$26,094	$189	$45	$26,328	$6
Net income	—	2,337	—	—	—	—	2,337	20	(18)	2,339	—
Consolidation of a collateralized loan obligation	—	—	19	—	—	—	19	—	—	19	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(22)	—	—	—	(22)	—	22	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(1,014)	—	—	—	—	(1,014)	—	—	(1,014)	—
Stock-based compensation	494	—	—	—	—	3	497	—	—	497	—
PNC preferred stock capital contribution	200	—	—	—	—	—	200	—	—	200	—
Retirement of preferred stock	(200)	—	—	—	—	—	(200)	—	—	(200)	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(208)	—	—	—	—	228	20	—	—	20	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(239)	(239)	—	—	(239)	—
Shares repurchased	(2,545)	—	—	—	—	(100)	(2,645)	—	—	(2,645)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5	—
Net tax benefit (shortfall) from stock-based compensation	12	—	—	—	—	—	12	—	—	12	—
Subscriptions/(redemptions/distribution)—non-controlling interest holders	—	—	—	—	—	—	—	(25)	(11)	(36)	90
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(4)
Foreign currency translation adjustments	7	—	—	(27)	—	—	(20)	—	—	(20)	—
Change in net unrealized gains (losses) from available-for-sale investments, net of tax	—	—	—	(4)	—	—	(4)	—	—	(4)	—

December 31, 2011	$20,276	$5,046	$72	$(127)	$(1)	$(218)	$25,048	$184	$38	$25,270	$92

(1)	Includes $1 million of common stock at par value at both December 31, 2011 and 2010 and $1 million of preferred stock at par value at December 31, 2010.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$2,339	$2,050	$897
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	299	310	239
Amortization of deferred sales commissions	81	102	100
Stock-based compensation	497	445	317
Deferred income tax expense (benefit)	(137)	3	(89)
Net (gains) losses on non-trading investments	(40)	(62)	(20)
Purchases of investments within consolidated funds	(41)	(26)	(41)
Proceeds from sales and maturities of investments within consolidated funds	50	54	285
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	54	(45)	—
Net (gains) losses within consolidated VIEs	18	35	—
Net (purchases) proceeds within consolidated VIEs	82	44	—
(Earnings) losses from equity method investees	(23)	(141)	(30)
Distributions of earnings from equity method investees	30	14	18
Other adjustments	—	(1)	3
Changes in operating assets and liabilities:
Accounts receivable	124	(364)	(223)
Due from related parties	(6)	45	159
Deferred sales commissions	(53)	(65)	(68)
Investments, trading	(116)	(118)	(53)
Other assets	(122)	236	(50)
Accrued compensation and benefits	(140)	52	(218)
Accounts payable and accrued liabilities	(152)	164	165
Due to related parties	(35)	(356)	(10)
Other liabilities	117	112	18

Cash flows from operating activities	2,826	2,488	1,399

Cash flows from investing activities
Purchases of investments	(204)	(656)	(73)
Proceeds from sales and maturities of investments	213	181	260
Distributions of capital from equity method investees	34	53	89
Net consolidations (deconsolidations) of sponsored investment funds	—	(52)	27
Acquisitions, net of cash acquired, and contingent payments	—	(23)	(5,755)
Purchases of property and equipment	(247)	(131)	(65)
Other	—	1	(2)

Cash flows from investing activities	(204)	(627)	(5,519)

BlackRock, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

	Year ended December 31,
	2011	2010	2009
Cash flows from financing activities
Repayments of short-term borrowings	(600)	(2,134)	—
Proceeds from short-term borrowings	600	—	2,034
Repayments of convertible debt	(67)	(176)	(7)
Proceeds from long-term borrowings	1,496	—	2,495
Cash dividends paid	(1,014)	(776)	(422)
Proceeds from stock options exercised	16	10	18
Proceeds from issuance of common stock	5	6	2,804
Repurchases of common stock	(2,885)	(264)	(46)
Merrill Lynch cash capital contribution	8	10	25
Repayments of borrowings by consolidated VIEs	(125)	—	—
Net (redemptions/distributions paid)/subscriptions received from non-controlling interests holders	54	110	(255)
Excess tax benefit from stock-based compensation	27	44	33
Net borrowings (repayment of borrowings) by consolidated sponsored investment funds	—	—	70

Cash flows from financing activities	(2,485)	(3,170)	6,749

Effect of exchange rate changes on cash and cash equivalents	2	(32)	47

Net increase (decrease) in cash and cash equivalents	139	(1,341)	2,676
Cash and cash equivalents, beginning of year	3,367	4,708	2,032

Cash and cash equivalents, end of year	$3,506	$3,367	$4,708

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$167	$146	$52
Interest on borrowings of consolidated VIEs	$60	$53	$—
Income taxes	$962	$583	$503
Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$213	$266	$767
Issuance of preferred stock	$—	$—	$7,842
PNC preferred stock capital contribution	$200	$—	$—
Increase (decrease) in non-controlling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(4)	$(170)	$7
Contingent common stock payment related to Quellos transaction	$—	$—	$43
Increase (decrease) in borrowings due to consolidation of VIEs	$412	$1,157	$—
Common stock released from escrow agent in connection with Quellos transaction	$—	$136	$6

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

1. Introduction and Basis of Presentation

Business. BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On December 31, 2011, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock (1)
The PNC Financial Services Group, Inc. (“PNC”)	24.0%	21.0%
Barclays Bank PLC (“Barclays”)	2.2%	19.7%
Other	73.8%	59.3%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

See Note 17, Capital Stock, for more information on the equity ownership of BlackRock.

Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Non-controlling interests on the consolidated statements of financial condition include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

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

2. Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities, at date of purchase, of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated sponsored investment funds are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Cash balances maintained by consolidated variable interest entities are included in assets of consolidated variable interest entities on the consolidated statements of financial condition.

Investments

Investments in Debt and Marketable Equity Securities. BlackRock holds debt and marketable equity investments which pursuant to Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, are classified as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income (expense) on the consolidated statements of income in the period of the change.

Held-to-maturity debt securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the consolidated statements of financial condition.

Available-for-sale securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to non-operating income (expense) on the Company’s consolidated statements of income.

Equity Method. For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary (“PB”) of a variable interest entity (“VIE”), but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income or loss on investment funds is recorded as net gain (loss) on investments within non-operating income (expense) and as other revenue for operating advisory company investments since such companies are considered to be an extension of BlackRock’s core business. BlackRock’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received from the investment reduce the Company’s carrying value of the investee.

Cost Method. For non-marketable equity investments where BlackRock neither controls nor has significant influence over the investee, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income (expense).

Impairments. When the fair value of available-for-sale securities is lower than cost, the Company evaluates the securities to determine whether the impairment is considered to be “other-than-temporary.”

In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income (expense) on the consolidated statements of income.

In making this determination for debt securities, the Company considers whether: (1) it has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery or (3) it expects to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security, but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

2. Significant Accounting Policies (continued)

Consolidation

For investment products in which BlackRock’s voting interest is less than 50%, an analysis is performed to determine if the investment product is a VIE or a voting rights entity. Upon the determination that the investment product is a VIE, further analysis, as discussed below, is performed to determine if BlackRock is the PB of the investment product, which would require consolidation.

Consolidation of Variable Interest Entities. Pursuant to ASC 810-10, Consolidation (“ASC 810-10”) certain investment products for which the risks and rewards of ownership are not directly linked to voting interests may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment product is a VIE. BlackRock is required to consolidate a VIE when it is deemed to be the PB, which is evaluated continuously as facts and circumstances change.

Accounting Standards Update (“ASU”) 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”) defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167 (“SFAS No. 167”), Amendments to FASB Interpretation No. 46(R), for certain investment funds, including money market funds.

The PB of a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.

The PB of a VIE that meets the conditions of ASU 2010-10 is the enterprise that has a variable interest (or combination of variable interests, including those of related parties) that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

Consolidation of Voting Rights Entities. To the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, BlackRock consolidates the investee.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining whether other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

Retention of Specialized Accounting Principles. Upon consolidation of various sponsored investment funds on the Company’s consolidated statements of financial condition, the Company retains the specialized accounting principles of the underlying funds pursuant to ASC 810-10. All of the underlying investments held by consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in non-operating income (expense) on the Company’s consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method.

2. Significant Accounting Policies (continued)

Separate Account Assets and Liabilities. Separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom and represent segregated assets held for purposes of funding individual and group pension contracts. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the Company’s consolidated statements of financial condition in accordance with the ASC 944-80, Financial Services – Separate Accounts.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrue directly to the contract owner and are not reported on the consolidated statements of income. While BlackRock has no economic interest in these separate account assets and liabilities, BlackRock earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by the life insurance company are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on its consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At December 31, 2011 and 2010, the fair value of loaned securities held by separate account assets was approximately $19.5 billion and $16.1 billion, respectively, and the collateral held under these securities lending agreements was approximately $20.9 billion and $17.6 billion, respectively. During the years ended December 31, 2011 and 2010, the Company had not sold or re-pledged any of the collateral received under these arrangements.

Deferred Sales Commissions. The Company holds the rights to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The carrying value of these deferred mutual fund commissions is being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares that are recorded within distribution fees on the consolidated statements of income. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred sales commission is expensed.

The Company periodically reviews the carrying value of deferred commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that the estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for the years ended December 31, 2011, 2010 or 2009.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

Software Costs. BlackRock develops a variety of risk management, investment analytic and investment system services for internal use, utilizing proprietary software that is hosted and maintained by BlackRock. The Company follows ASC 350-40, Internal-Use Software (“ASC 350-40”). ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized, beginning when the software project is complete and put into production, over the estimated useful life of the software of approximately three years.

2. Significant Accounting Policies (continued)

Goodwill and Intangible Assets. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. On a quarterly basis, the Company considers if triggering events have occurred that may indicate a potential goodwill impairment. If a triggering event has occurred, the Company performs assessments, which include reviews of all significant valuation assumptions, to determine if goodwill may be impaired. The Company performs such impairment assessments of its goodwill at least annually, as of July 31st.

Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets acquired in a business combination. The value of contracts to manage assets in proprietary open-end funds, closed-end funds and collective trust funds and certain other commingled products without a specified termination date is generally classified as indefinite-lived intangible assets. The assignment of indefinite lives to such contracts primarily is based upon the following: (i) the assumption that there is no foreseeable limit on the contract period to manage these funds; (ii) the Company expects to, and has the ability to, continue to operate these products indefinitely; (iii) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (iv) current competitive factors and economic conditions do not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangibles when they are expected to generate cash flows indefinitely.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The value of contracts for separately managed accounts and certain funds, which have finite lives, are amortized over the expected lives of the management contracts.

On a quarterly basis, the Company considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company’s business, legal or regulatory environment, loss of key personnel, or other events. If a triggering event has occurred, the Company performs assessments, which include reviews of all significant valuation assumptions, to determine if any intangible assets are impaired. The Company performs such impairment assessments of its intangible assets at least annually, as of July 31st.

In its assessment of indefinite-lived management contracts and trade names/trademarks, the Company considers various factors including assets under management (“AUM”), revenue basis points, operating margins, tax rates, discount rates and projected growth rates to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The carrying value of finite-lived management contracts and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment. In addition, if circumstances exist, the Company will perform an impairment test, using an undiscounted cash flow analysis.

If the asset is determined to be impaired, the difference between the book value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

Non-controlling Interests. According to the requirements within ASC 810-10, the Company reports non-controlling interests as equity, separate from the parent’s equity, on the consolidated statements of financial condition. In addition, the Company’s consolidated net income on the consolidated statements of income includes the income (loss) attributable to non-controlling interest holders of the Company’s consolidated sponsored investment funds and collateralized loan obligations (“CLOs”). Income (loss) attributable to non-controlling interests is not adjusted for income taxes for consolidated sponsored investment funds and CLOs that are treated as pass-through entities for tax purposes.

Classification and Measurement of Redeemable Securities. The Company includes redeemable non-controlling interests related to certain consolidated sponsored investment funds in temporary equity on the Company’s consolidated statements of financial condition.

Appropriated Retained Earnings. Upon adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) on January 1, 2010, BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings. In addition, on September 30, 2011, BlackRock consolidated one additional CLO, resulting in $19 million of additional appropriated retained earnings upon the initial consolidation.

2. Significant Accounting Policies (continued)

Treasury Stock. The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds managed by the Company. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that BlackRock bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, and has recorded its management fees net of retrocessions. Retrocessions for the years ended December 31, 2011, 2010 and 2009 were $928 million, $831 million and $611 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

The Company also earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Performance Fees. The Company receives performance fees or an incentive allocation from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product or account.

The Company may receive carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions in investments, or cash on its consolidated statements of financial condition to the extent that it is distributed. Carried interest is realized and recorded as performance fees revenue upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2011 and 2010, the Company had $33 million and $23 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

BlackRock Solutions and Advisory. BlackRock provides a variety of risk management, investment analytic, enterprise investment system and financial markets advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services, valuation of illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are recorded as services are performed and are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM or value of positions on the Aladdin® platform and (iii) performance fees if contractual thresholds are met. The fees earned for BlackRock Solutions and advisory services are recorded in BlackRock Solutions and advisory on the consolidated statements of income.

2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

Other Revenue. The Company earns fees for transition management services comprised of commissions from acting as an introducing broker-dealer in buying and selling securities on behalf of the Company’s customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur and are reflected in other revenue on the consolidated statements of income.

The Company earns commissions revenue upon the sale of unit trusts and Class A mutual funds. Revenue is recorded at the time of the sale of the product.

Other revenue also includes equity method investment earnings related to operating advisory company investments and marketing fees earned for services to distribute Barclays iPath® products, which are related to exchange-traded notes issued by Barclays.

Stock-based Compensation. The Company applies ASC 718-10, Compensation – Stock Compensation (“ASC 718-10”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock award.

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s share price on the date of grant. For employee share options and similar instruments, the Company uses option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards. Compensation cost is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally are derived using historical forfeiture information, where available, and are reviewed for reasonableness at least quarterly.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually-required retirement notification period, if applicable.

The Company pays cash dividend equivalents that are not subject to vesting on outstanding RSUs granted prior to 2009. Dividend equivalents on participating shares expected to vest are recorded in retained earnings.

Distribution and Servicing Costs. Distribution and servicing costs include payments to third parties and affiliates, including Bank of America/Merrill Lynch, PNC and Barclays, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed when incurred.

Direct Fund Expenses. Direct fund expenses, which are expensed as incurred, primarily consist of third-party non-advisory expenses incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund-related expenses directly attributable to the non-advisory operations of the fund.

Leases. The Company accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods) beginning on the commencement of the lease term.

2. Significant Accounting Policies (continued)

Foreign Exchange. Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income. For the years ended December 31, 2011, 2010 and 2009, the Company recorded gains (losses) from foreign currency transactions of $(1) million, $6 million and $(11) million, respectively.

Income Taxes. The Company accounts for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in additional income tax expense on the Company’s consolidated statements of income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax position.

Excess tax benefits related to stock-based compensation are recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit, or shortfall, between the recorded tax benefit and tax return benefit. At December 31, 2011 and 2010, BlackRock had excess additional paid-in capital credits to absorb potential future deficits between recorded tax benefits and tax return benefits.

Earnings per Share (“EPS”). EPS is calculated pursuant to the two-class method as defined in ASC 260-10, Earnings per Share (“ASC 260-10”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The dilutive effect of outstanding unvested share-based payment awards that are considered non-participating securities are calculated under the treasury stock method.

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to shareholders, excluding participating securities, by the weighted-average number of shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury stock method or the two-class method.

Due to the similarities in terms among each series of BlackRock’s non-voting participating preferred stock and the Company’s common stock, the Company considers each series of non-voting participating preferred stock to be common stock equivalents for purposes of earnings per common share calculations.

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

Business Segments. The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in ASC 280-10, Segment Reporting (“ASC 280-10”).

2. Significant Accounting Policies (continued)

Business Combinations. The Company accounts for business combinations in accordance with the requirements of ASC 805, Business Combinations (“ASC 805”). The fundamental requirement of ASC 805 is that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The provisions within ASC 805 further define the acquirer, establish the acquisition date and define transactions that qualify as business combinations.

Additionally, the requirements within ASC 805 provide the guidance for measuring fair value of assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provide guidance for the measurement of fair value in a step acquisition, provide guidance for recognizing assets acquired and liabilities assumed subject to contingencies, provide guidance on recognition and measurement of contingent consideration and require that acquisition-related costs of the acquirer generally be expensed as incurred. Reversal of valuation allowances related to acquired deferred tax assets and changes to liabilities for unrecognized tax benefits related to tax positions assumed in business combinations subsequent to the adoption of the requirements within ASC 805, will affect the income tax provision in the period of reversal or change.

Fair Value Measurements.

Hierarchy of Fair Value Inputs. The provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”), which in accordance with GAAP, are calculated under fair value measures and the changes are equal to the earnings of such funds), ETFs, equities and certain exchange-traded derivatives.

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

•

Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds valued based on NAV where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

•

Level 3 assets in this category may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans, bonds and certain held for sale real estate disposal assets.

•

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

•	Level 3 liabilities in this category include borrowings of consolidated CLOs valued based upon non-binding single broker quotes.

Significance of Inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Fair Value Option. ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

Derivative Instruments and Hedging Activities. ASC 815-10, Derivatives and Hedging (“ASC 815-10”), establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. ASC 815-10 generally requires an entity to recognize all derivatives as either assets or liabilities on the consolidated statements of financial condition and to measure those investments at fair value.

The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging: (i) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, (ii) market exposures for certain seed investments and (iii) future cash flows on floating rate notes. The Company may also use derivatives within separate account assets, which are segregated funds held for purposes of funding individual and group pension contracts, or in connection with capital support agreements with affiliated investment companies. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are generally recognized in current earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the consolidated statements of income.

Recent Accounting Pronouncements Not Yet Adopted

Amendments to Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820. The amendments include:

(1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy including: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers.

The provisions of ASU 2011-04 are effective for the Company for the interim period beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to materially impact BlackRock’s consolidated financial statements.

Amendments to Goodwill Impairment Testing. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. The amendments are effective for the Company for annual and interim goodwill impairment tests performed beginning after December 15, 2011. The provisions of ASU 2011-08, if elected to be adopted, are not expected to materially impact BlackRock’s consolidated financial statements.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010
Available-for-sale investments	$52	$45
Held-to-maturity investments	105	100
Trading investments:
Consolidated sponsored investment funds	214	60
Other equity and debt securities	7	22
Deferred compensation plan mutual funds	46	49

Total trading investments	267	131
Other investments:
Consolidated sponsored investment funds	373	337
Equity method investments	457	556
Deferred compensation plan hedge fund equity method investments	19	27
Cost method investments	337	331
Carried interest	21	13

Total other investments	1,207	1,264

Total investments	$1,631	$1,540

At December 31, 2011, the Company consolidated $587 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $214 million and $373 million were classified as trading investments and other investments, respectively.

At December 31, 2010, the Company consolidated $397 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $60 million and $337 million were classified as trading investments and other investments, respectively.

Available-for-sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale, is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
December 31, 2011	Cost	Gains	Losses

Equity securities:
Sponsored investment funds	$52	$—	$(2)	$50
Collateralized debt obligations (“CDOs”)	1	—	—	1
Debt securities:
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$54	$—	$(2)	$52

		Gross Unrealized		Carrying Value
December 31, 2010	Cost	Gains	Losses

Equity securities:
Sponsored investment funds	$33	$4	$(1)	$36
CDOs	2	—	—	2
Debt securities:
Mortgage debt	4	2	—	6
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$40	$6	$(1)	$45

Available-for-sale investments primarily include seed investments in BlackRock sponsored investment funds.

3. Investments (continued)

Available-for-sale Investments (continued)

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2011, 2010 and 2009 is shown below.

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009

Sales proceeds	$44	$42	$100

Net realized gain (loss):
Gross realized gains	$3	$3	$3
Gross realized losses	(2)	(1)	(8)

Net realized gain (loss)	$1	$2	($5)

Held-to-Maturity Investments

A summary of the carrying value of held-to-maturity investments is as follows:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010
Foreign government debt	$105	$100

Held-to-maturity investments include debt instruments held for regulatory purposes and the amortized cost (the carrying value) of these investments approximates fair value. The amortized cost of debt securities classified as held-to-maturity at December 31, 2011 by maturity date were as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
December 31, 2011
Foreign government debt	$96	$—	$—	$9	$105

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2011		December 31, 2010
		Carrying		Carrying
(Dollar amounts in millions)	Cost	Value	Cost	Value
Trading investments:
Deferred compensation plan mutual funds	$45	$46	$45	$49
Equity securities	174	169	37	45
Debt securities:
Municipal debt	—	—	10	10
Foreign debt	12	12	—	—
Corporate debt	39	40	25	27

Total trading investments	$270	$267	$117	$131

At December 31, 2011, trading investments included $163 million of equity securities and $51 million of debt securities held by consolidated sponsored investment funds, $46 million of certain deferred compensation plan mutual fund investments and $7 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

3. Investments (continued)

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	December 31, 2011		December 31, 2010
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$345	$373	$319	$337
Equity method	487	457	569	556
Deferred compensation plan hedge fund equity method investments	17	19	20	27
Cost method investments:
Federal Reserve Bank stock	328	328	325	325
Other	9	9	6	6

Total cost method investments	337	337	331	331
Carried interest	—	21	—	13

Total other investments	$1,186	$1,207	$1,239	$1,264

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments include BlackRock’s direct investment in BlackRock sponsored investment products.

Carried interest represents allocations to BlackRock general partner capital accounts for certain funds. These balances are subject to change upon cash distributions, additional allocations, or reallocations back to limited partners within the respective funds.

Cost method investments include non-marketable securities, including Federal Reserve Bank stock which is held for regulatory purposes and is restricted from sale. As of December 31, 2011 and 2010, there were no indicators of impairments on these investments.

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

(Dollar amounts in millions)	December 31, 2011	December 31, 2010
Cash and cash equivalents	$196	$65
Investments:
Trading investments	214	60
Other investments	373	337
Other assets	5	3
Other liabilities	(37)	(10)
Non-controlling interests	(276)	(195)

BlackRock’s net interests in consolidated investment funds	$475	$260

BlackRock’s total exposure to consolidated sponsored investment funds of $475 million and $260 million at December 31, 2011 and 2010, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at December 31, 2011 and 2010, four and three consolidated CLOs, respectively, and one other consolidated sponsored investment fund which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

5. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $141.6 billion at December 31, 2011 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2011
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$50	$—	$1	$—	$51
Debt securities	—	1	—	—	1

Total available-for-sale	50	1	1	—	52
Held-to-maturity:
Debt securities	—	—	—	105	105
Trading:
Deferred compensation plan mutual funds	46	—	—	—	46
Equity securities	163	6	—	—	169
Debt securities	—	52	—	—	52

Total trading	209	58	—	—	267
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	20	22	—	42
Private / public equity	18	—	313	—	331

Total consolidated sponsored investment funds	18	20	335	—	373
Equity method:
Hedge funds / Funds of hedge funds	—	33	193	14	240
Private equity investments	—	—	85	21	106
Real estate funds	—	—	88	20	108
Equity mutual funds	3	—	—	—	3

Total equity method	3	33	366	55	457
Deferred compensation plan hedge fund equity method investments	—	19	—	—	19
Cost method investments	—	—	—	337	337
Carried interest	—	—	—	21	21

Total investments	280	131	702	518	1,631
Separate account assets:
Equity securities	74,088	—	3	—	74,091
Debt securities	—	38,596	7	—	38,603
Derivatives	8	1,487	—	—	1,495
Money market funds	2,845	—	—	—	2,845
Other	—	920	—	917	1,837

Total separate account assets	76,941	41,003	10	917	118,871
Collateral held under securities lending agreements:
Equity securities	14,092	—	—	—	14,092
Debt securities	—	6,826	—	—	6,826

Total collateral held under securities lending agreements	14,092	6,826	—	—	20,918
Other assets(2)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,376	83	—	1,459
Bonds	—	105	40	—	145
Private / public equity	4	4	27	—	35

Total assets of consolidated VIEs	4	1,485	150	—	1,639

Total	$91,317	$49,456	$862	$1,435	$143,070

(1)

Amounts comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies, and other assets which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Amount includes company-owned and split-dollar life insurance policies.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Liabilities:

Borrowings of consolidated VIEs	$—	$—	$1,574	$1,574
Collateral liabilities under securities lending agreements	14,092	6,826	—	20,918
Other liabilities(1)	15	11	—	26

Total liabilities measured at fair value	$14,107	$6,837	$1,574	$22,518

(1)

Amount includes credit default swap (Pillars) (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the consolidated statement of financial condition.

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

(2)	Amount includes company-owned and split-dollar life insurance policies.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Liabilities:

Borrowings of consolidated VIEs	$—	$—	$1,278	$1,278
Collateral liabilities under securities lending agreements	15,237	2,401	—	17,638
Other liabilities(1)	—	3	—	3

Total liabilities measured at fair value	$15,237	$2,404	$1,278	$18,919

(1)	Amount includes credit default swap (Pillars) recorded within other liabilities on the consolidated statement of financial condition. See Note 7, Derivatives and Hedging, for more information.

Separate Account Assets. The separate account assets are maintained by a wholly owned subsidiary of the Company which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

Level 3 Assets. Level 3 assets recorded within investments, which include equity method investments and consolidated investments of real estate funds, private equity funds and funds of private equity funds, are valued based upon valuations, including capital accounts, received from internal as well as third-party fund managers. Fair values of the underlying funds are based on a combination of methods, which may include third-party independent appraisals and discounted cash flow techniques. Direct investments in private equity companies held by funds of private equity funds are valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies and market indices, among other factors.

Level 3 assets recorded within separate account assets include single broker non-binding quotes for fixed income securities and equity securities that have unobservable inputs due to certain corporate actions.

Level 3 assets of consolidated VIEs include bank loans and bonds valued based on single broker non-binding quotes and direct private equity investments and private equity funds valued based upon valuations received from internal as well as third-party fund managers, which may be adjusted by using the returns of certain market indices.

Level 3 Liabilities. Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single broker non-binding quotes.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2011	Total net gains (losses) included in earnings(2)
Assets:

Investments:

Available-for-sale:
Equity securities (funds and CDOs)	$2	$—	$—	$—	$(1)	$—	$—	$1	$—

Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	(1)	6	(2)	—	—	—	22	—
Private equity	299	42	17	(47)	—	2	—	313	35

Equity method:
Hedge funds / Funds of hedge funds	226	(5)	5	(1)	(32)	—	—	193	(5)
Private equity investments	68	13	7	—	(3)	—	—	85	13
Real estate funds	36	9	38	—	(3)	8	—	88	9

Total Level 3 investments	650	58	73	(50)	(39)	10	—	702	52

Separate account assets:
Equity securities	4	(4)	16	(42)	—	38	(9)	3
Debt securities	170	(4)	96	(168)	—	—	(87)	7

Total Level 3 separate account assets	174	(8)	112	(210)	—	38	(96)	10	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(2)	32	(29)	16	85	(51)	83
Bonds	—	1	—	—	—	39	—	40
Private equity	30	4	—	(7)	—	—	—	27

Total Level 3 assets of consolidated VIEs	62	3	32	(36)	16	124	(51)	150	n/a	(4)

Total Level 3 assets	$886	$53	$217	$(296)	$(23)	$172	$(147)	$862

Liabilities:
Borrowings of consolidated VIEs	$1,278	$(9)	$—	$—	$287	$—	$—	$1,574	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and are not reported on the Company’s consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2010

(Dollar amounts in millions)	December 31, 2009	Realized and unrealized gains / (losses), net	Purchases, sales, other settlements and issuances, net	Net transfers in and/or out of Level 3	December 31, 2010	Total net gains (losses) included in earnings(1)
Assets:

Investments:

Available-for-sale:
Equity securities (funds and CDOs)	$—	$1	$(1)	$2	$2	$—

Consolidated sponsored investment funds:
Hedge funds / Funds of funds	26	1	(8)	—	19	1
Private equity	312	44	(54)	(3)	299	44

Equity method:
Hedge funds / Funds of hedge funds	247	36	(26)	(31)	226	34
Private equity investments	47	8	13	—	68	6
Real estate funds	36	17	(17)	—	36	10

Deferred compensation plan hedge funds	15	—	—	(15)	—	—

Total Level 3 investments	683	107	(93)	(47)	650	95

Separate account assets:
Equity securities	5	29	(93)	63	4
Debt securities	1,287	60	284	(1,461)	170

Total Level 3 separate account assets	1,292	89	191	(1,398)	174	n/a	(2)
Other assets(3)	46	(8)	(38)	—	—	—

Assets of consolidated VIEs:
Bank loans	—	—	—	32	32
Private equity	—	3	27	—	30

Total Level 3 assets of consolidated VIEs	—	3	27	32	62	n/a	(4)

Total Level 3 assets	$2,021	$191	$87	$(1,413)	$886

Liabilities:
Borrowings of consolidated VIEs	$—	$(121)	$1,157	$—	$1,278	n/a	(4)

n/a – not applicable

(1)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(2)	The net investment income attributable to separate account assets accrues directly to the contract owner and is not reported on the Company’s consolidated statements of income.
(3)	Amounts include disposal group assets.
(4)	The net investment income (expense) attributable to assets and borrowings of consolidated VIEs are allocated to non-controlling interests on the Company’s consolidated statements of income.

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

5. Fair Value Disclosures (continued)

Significant Transfers in and/or out of Levels. Transfers in and/or out of Levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable / unobservable, or when the Company determines it has the ability, or no longer has the ability, to redeem in the near term certain investments that the Company values using a NAV (or a capital account), or when the book value of certain equity method investments no longer represents fair value as determined under fair value methodologies.

Separate Account Assets. In the year ended December 31, 2011, there were $87 million of transfers out of Level 3 to Level 2 related to debt securities held within separate account assets. In addition, there were $9 million of transfers out of Level 3 to Level 1 related to equity securities. The transfers in and out of Levels were primarily due to availability/ unavailability of market inputs, including inputs from pricing vendors and brokers.

In the year ended December 31, 2011, there were $38 million of transfers of equity securities into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

In the year ended December 31, 2010, there were $1.5 billion of net transfers out of Level 3 to Level 2 related to debt securities. The net transfers in Levels were primarily due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

In the year ended December 31, 2010, there were $63 million of net transfers of equity securities into Level 3 from Level 1 and Level 2. The net transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Assets of Consolidated VIEs. In the year ended December 31, 2011, there were $51 million of transfers out of Level 3 to Level 2 related to loans. In addition, in the year ended December 31, 2011, there were $85 million and $39 million of transfers into Level 3 from Level 2 related to loans and bonds, respectively. The transfers in and out of Levels were primarily due to availability/ unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Other Settlements. For the year ended December 31, 2011, there were $38 million of distributions from equity method investees categorized in Level 3.

During the year ended December 31, 2011, other settlements included $412 million of borrowings of consolidated VIEs related to the consolidation of one additional CLO.

As of January 1, 2010, upon the adoption of ASU 2009-17, there was a $35 million reclassification of assets from Level 3 private equity investments to Level 3 private equity assets of consolidated VIEs as well as the consolidation of $1,157 million of borrowings within the consolidated VIEs.

Additional Disclosures of Fair Value. The methods and assumptions for fair value disclosures are set forth below:

•

Cash and cash equivalents are carried at either cost or amortized cost which approximates fair value due to their short-term maturities. Money market funds are valued through the use of quoted market prices (Level 1 input), or $1.00, which generally is the NAV of the fund. At December 31, 2011 and 2010, approximately $123 million and $87 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s consolidated statements of financial condition.

•	The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities.

•

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on NAVs (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, market indices or valuation services from third-party service providers. At December 31, 2011 and 2010, with the exception of certain equity and cost method investments and carried interest investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value.

•	Long-term borrowings are recorded at amortized amounts. See Note 11, Borrowings, for the fair value of the Company’s long-term borrowings.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment company, the Company relies on NAV as the fair value for certain investments. The following table lists information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a NAV per share (or its equivalent).

December 31, 2011

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$2	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	258	44	n/r	n/r
Other funds of hedge funds	(c)	24	—	Monthly (25%) Quarterly (54%) n/r (21%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	226	4	Monthly (2%) Quarterly (15%) n/r (83%)	15 – 90 days
Private equity funds	(e)	85	48	n/r	n/r
Real estate funds	(f)	88	17	n/r	n/r

Deferred compensation plan hedge fund investments	(g)	19	—	Monthly (16%) Quarterly (84%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	27	2	n/r	n/r

Total		$729	$115

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

December 31, 2010

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$9	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	247	62	n/r	n/r
Other funds of hedge funds	(c)	3	—	Quarterly (84%) Annual (16%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	269	9	Monthly (1%), Quarterly (17%) n/r (82%)	15 – 90 days
Private equity funds	(e)	68	57	n/r	n/r
Real estate funds	(f)	44	52	Quarterly (18%) n/r (82%)	60 days

Deferred compensation plan hedge fund investments	(g)	27	—	Monthly (11%), Quarterly (89%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	29	2	n/r	n/r

Total		$696	$182

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.
(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately eight years at both December 31, 2011 and 2010. The total remaining unfunded commitments to other third-party funds were $44 million and $62 million at December 31, 2011 and 2010, respectively. The Company was contractually obligated to fund only $33 million and $42 million at December 31, 2011 and 2010, respectively, to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.
(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. The majority of the underlying funds in this category can be redeemed as long as there are no restrictions in place. At December 31, 2011, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12-24 months.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments in this category have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemptions will be liquidated over a weighted-average period of approximately six and seven years at December 31, 2011 and 2010, respectively.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately six years and five years at December 31, 2011 and 2010, respectively.
(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in the funds. The majority of the Company’s investments in this category is not subject to redemption or currently not redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both December 31, 2011 and 2010.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.
(h)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately four years and five years at December 31, 2011 and 2010, respectively. Total remaining unfunded commitments to other third-party funds was $2 million at both December 31, 2011 and 2010, which are required to be funded by capital contributions from non-controlling interest holders.

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

The following table presents the fair value of those assets and liabilities selected for fair value accounting as of December 31, 2011 and 2010:

(Dollar amounts in millions)	December 31, 2011	December 31, 2010
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,522	$1,245
Fair value	$1,459	$1,162
Aggregate unpaid principal balance in excess of fair value	$63	$83
Unpaid principal balance of loans more than 90 days past due	$4	$3
Aggregate fair value of loans more than 90 days past due	$—	$1
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$2

CLO Borrowings:
Aggregate principal amounts outstanding	$1,781	$1,430
Fair value	$1,574	$1,278

At December 31, 2011, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the years ended December 31, 2011 and 2010, the change in fair value of the bank loans, along with the bonds held at fair value, resulted in a $57 million gain and a $148 million gain, respectively, which was offset by a $68 million loss and a $175 million loss, respectively, in the fair value of the CLO borrowings.

The net loss was recorded in net gain (loss) on consolidated VIEs on the consolidated statement of income.

The change in fair value of the assets and liabilities included interest income and expense, respectively.

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

6. Variable Interest Entities (continued)

VIEs in which BlackRock is the PB. At December 31, 2011 and 2010, BlackRock was the PB of five VIEs and four VIEs, respectively. The VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de-facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At December 31, 2011 and 2010, the following balances related to these VIEs were consolidated on the Company’s consolidated statements of financial condition:

	December 31, 2011	December 31, 2010
(Dollar amounts in millions)
Assets of consolidated VIEs:
Cash and cash equivalents	$54	$93
Bank loans	1,459	1,162
Bonds	145	113
Other investments	35	37

Total bank loans, bonds and other investments	1,639	1,312
Liabilities of consolidated VIEs:
Borrowings	(1,574)	(1,278)
Other liabilities	(9)	(7)
Appropriated retained earnings	(72)	(75)
Non-controlling interests of consolidated VIEs	(38)	(45)

Total BlackRock net interests in consolidated VIEs	$—	$—

For the year ended December 31, 2011, the Company recorded a non-operating loss of $18 million offset by an $18 million net loss attributable to nonredeemable non-controlling interests on the Company’s consolidated statements of income.

For the year ended December 31, 2010, the Company recorded a non-operating loss of $35 million offset by a $35 million net loss attributable to nonredeemable non-controlling interests on the Company’s consolidated statements of income.

At December 31, 2011 and 2010, the weighted-average maturity of the bank loans and bonds was approximately 4.2 years.

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE. At December 31, 2011 and 2010, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, were as follows:

At December 31, 2011

(Dollar amounts in millions)	Variable Interests on the Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$1	$2	$(3)	$20
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	18	54	(5)	72

Total	$19	$240	$(8)	$276

6. Variable Interest Entities (continued)

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE (continued)

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, was as follows:

•

CDOs/CLOs – approximately ($2) billion, comprised of approximately $5 billion of assets at fair value and $7 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.2 trillion to $1.3 trillion of net assets

•	This amount includes approximately $1.0 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At December 31, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) advisory fee receivables, (ii) BlackRock’s investments and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

At December 31, 2010

(Dollar amounts in millions)	Variable Interests on the Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$2	$3	$(3)	$22
Other sponsored investment funds:
Collective trusts	—	188	—	188
Other	28	52	(7)	80

Total	$30	$243	$(10)	$290

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, was as follows:

•

CDOs/CLOs – approximately ($4) billion, comprised of approximately $7 billion of assets at fair value and $11 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

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

At December 31, 2010, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) advisory fee receivables, (ii) BlackRock’s investments and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

7. Derivatives and Hedging

The Company entered into a designated cash flow hedge in May 2011 consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. See Note 11, Borrowings, for more information. The fair value of the interest rate swap as of December 31, 2011 was not material to the Company’s consolidated financial statements.

For the year ended December 31, 2010, the Company did not hold any derivatives designated in a formal hedge relationship under ASC 815-10.

The Company maintains a program to enter into total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At December 31, 2011 and 2010, the Company had six outstanding total return swaps with two counterparties with an aggregate notional value of approximately $43 million and $25 million, respectively. The fair value of the outstanding total return swaps as of December 31, 2011 and 2010 was not material to the Company’s consolidated financial statements.

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

On behalf of clients of the Company’s registered life insurance company, that maintains separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures, forward foreign currency exchange contracts, interest rate swaps and inflation rate swaps. Net realized and unrealized gains and losses attributable to derivatives held by separate account assets accrue directly to the contract owners and are not reported in the Company’s consolidated statements of income.

The following table presents the carrying value as of December 31, 2011 and 2010 of derivative instruments not designated as hedging instruments:

	December 31, 2011		December 31, 2010
(Dollar amounts in millions)	Assets	Liabilities	Assets	Liabilities
Credit default swap (Pillars)
Other liabilities	$—	$3	$—	$3
Separate account derivatives
Separate account assets	1,495	—	1,599	—
Separate account liabilities	—	1,495	—	1,599

Total	$1,495	$1,498	$1,599	$1,602

The fair value of the derivatives held by separate account assets is equal and offset by a separate account liability.

7. Derivatives and Hedging (continued)

The following table presents gains (losses) recognized in income on derivative instruments for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31
(Dollar amounts in millions)	2011	2010	2009
Foreign currency exchange contracts(1)	$—	$(5)	$—
Total return swaps(2)	4	(2)	(10)
Credit default swaps (Pillars)(2)	—	—	(2)
Capital support agreements(1)	—	—	7

Total	$4	$(7)	$(5)

(1)	Gains (losses) on foreign exchange contracts and capital support agreements are included in general and administration expenses.
(2)	Gains (losses) on total return and credit default swaps are included in non-operating income (expense).

Gains (losses) on the interest rate swap entered into in 2011 were immaterial for the year ended December 31, 2011.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The fair value of such derivatives as of December 31, 2011 and 2010 was not material to the Company’s consolidated financial statements. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

8. Property and Equipment

Property and equipment consists of the following:

(Dollar amounts in millions)	Estimated useful life - in years	December 31,
		2011	2010
Property and equipment:
Land	N/A	$4	$4
Building	39	17	17
Building improvements	15	13	13
Leasehold improvements	1-15	452	352
Equipment and computer software	3-5	443	368
Furniture and fixtures	2-7	90	74
Construction in progress	N/A	1	26

Gross property and equipment		1,020	854

Less: accumulated depreciation		483	426

Property and equipment, net		$537	$428

N/A – Not Applicable

Qualifying software costs of approximately $37 million, $39 million and $31 million have been capitalized within equipment and computer software for the years ended December 31, 2011, 2010 and 2009, respectively, and are being amortized over an estimated useful life of three years.

Depreciation expense was $138 million, $145 million and $85 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9. Goodwill

Goodwill activity during the years ended December 31, 2011 and 2010 was as follows:

(Dollar amounts in millions)
	2011	2010
Beginning of year balance	$12,805	$12,680
Goodwill acquired during the year	—	8
Goodwill adjustments related to Quellos	(13)	117

End of year balance	$12,792	$12,805

The decrease in goodwill during the year ended December 31, 2011 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill.

During the year ended December 31, 2010, goodwill increased by $125 million. The increase resulted from a $136 million release of common shares held in escrow in connection with the acquisition of certain assets and the assumption of certain liabilities of the fund of funds business of Quellos Group, LLC on October 1, 2007 (the “Quellos Transaction”), and the acquisition of substantially all of the net assets of Helix Financial Group, LLC in January 2010, offset by a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

At December 31, 2011, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $355 million. Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

The impairment tests performed for goodwill as of July 31, 2011, 2010 and 2009 indicated that no impairment charges were required. The Company continuously monitors its book value per share as compared with closing prices of its common stock for potential indicators of impairment. As of December 31, 2011 the Company’s common stock closed at $178.24, which exceeded its book value per share of approximately $140.07 after excluding appropriated retained earnings.

10. Intangible Assets

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	Remaining Weighted-Average	December 31, 2011
(Dollar amounts in millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Management contracts	N/A	$15,188	$—	$15,188
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6

Total indefinite-lived intangible assets		16,597	—	16,597

Finite-lived intangible assets:
Management contracts	5.4	1,504	749	755
Other(1)	6.6	6	2	4

Total finite-lived intangible assets	5.4	1,510	751	759

Total intangible assets		$18,107	$751	$17,356

	Remaining Weighted-Average	December 31, 2010
(Dollar amounts in millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Management contracts	N/A	$15,188	$—	$15,188
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6

Total indefinite-lived intangible assets		16,597	—	16,597

Finite-lived intangible assets:
Management contracts	6.3	1,524	613	911
Other(1)	7.6	6	2	4

Total finite-lived intangible assets	6.3	1,530	615	915

Total intangible assets		$18,127	$615	$17,512

N/A – Not Applicable

(1)	Other represents intellectual property.

The impairment tests performed for intangible assets as of July 31, 2011, 2010 and 2009 indicated that no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(Dollar amounts in millions)
Year	Amount
2012	$155
2013	155
2014	148
2015	119
2016	83

11. Borrowings

Short-Term Borrowings

The carrying value of short-term borrowings at December 31, 2011 and 2010, included $100 million under the 2011 revolving credit facility and $100 million under the 2007 revolving credit facility, respectively.

2007 Revolving Credit Facility. In August 2007, the Company entered into a five-year $2.5 billion unsecured revolving credit facility (the “2007 facility”), which permitted the Company to request an additional $500 million of borrowing capacity, subject to lender credit approval, up to a maximum of $3.0 billion. On February 28, 2011, the $100 million was repaid and the 2007 facility was terminated in March 2011.

2011 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”), which replaced the 2007 facility. The 2011 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2011 credit facility to an aggregate principal amount not to exceed $4.5 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2011 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at December 31, 2011.

The 2011 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2011, the Company had $100 million outstanding under this facility with an interest rate of 1.27% and a maturity during January 2012. During January 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.30% and a maturity during February 2012. During February 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.26% and a maturity during March 2012.

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

As of December 31, 2011 and 2010, BlackRock had no CP Notes outstanding.

Convertible Debentures

In February 2005, the Company issued $250 million of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. The excess of the initial proceeds over the amount allocated to the liability component created a debt discount that was amortized to interest expense over the expected life of the liability. Interest was payable semi-annually in arrears on February 15 and August 15 of each year. On February 15, 2009, the Debentures became convertible at the option of the holder into cash and shares of the Company’s common stock at any time prior to maturity and on February 20, 2010 the convertible debentures became callable by the Company. On December 31, 2010, the carrying value and the fair value of the Debentures were $67 million and $128 million, respectively. During the years ended December 31, 2011 and 2010, holders of $67 million and $176 million, respectively, of Debentures converted their holdings into cash and shares.

11. Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2011 included the following:

(Dollar amounts in millions)
	2.25% Notes due 2012	Floating Rate Notes due 2013	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	4.25% Notes due 2021	Total Long-term Borrowings
Maturity amount	$500	$750	$1,000	$700	$1,000	$750	$4,700
Unamortized discount	—	—	(1)	(3)	(2)	(4)	(10)

Carrying value	$500	$750	$999	$697	$998	$746	$4,690

Fair value	$507	$749	$1,074	$818	$1,123	$786	$5,057

Long-term borrowings at December 31, 2010 had a carrying value of $3,192 million and a fair value of $3,381 million.

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred Stock from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011 and is approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity. The 2021 Notes were issued at a discount of $4 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs for the $1.5 billion note issuances, which are being amortized over the respective terms of the notes. As of December 31, 2011, $6 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of its obligation at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. The interest rate swap effectively converts the 2013 Floating Rate Notes to a fixed rate obligation.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured notes maturing on September 15, 2017 (the “2017 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. As of December 31, 2011, $2 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

2012, 2014 and 2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2012, 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the acquisition of Barclays Global Investors (“BGI”) from Barclays on December 1, 2009 (the “BGI Transaction”), and for general corporate purposes. Interest on these notes is payable semi-annually in arrears on June 10 and December 10 of each year in an amount of approximately $96 million per year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million, which is being amortized over the respective terms of the notes. The Company incurred approximately $13 million of debt issuance costs, which are being amortized over the respective terms of these notes. As of December 31, 2011, $8 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

12. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office space under agreements which expire through 2035. Future minimum commitments under these operating leases are as follows:

(Dollar amounts in millions)
Year	Amount
2012	$120
2013	131
2014	121
2015	110
2016	99
Thereafter	814

$1,395

Rent expense and certain office equipment expense under agreements amounted to $154 million, $158 million and $87 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Investment Commitments. At December 31, 2011, the Company had $112 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

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

12. Commitments and Contingencies (continued)

Contingencies (continued)

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

13. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2011	2010	2009
Stock-based compensation:
Restricted stock and RSUs	$444	$375	$246
Long-term incentive plans funded by PNC	44	58	59
Stock options	9	12	12

Total stock-based compensation	$497	$445	$317

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and non-employee directors. A maximum of 27,000,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 7,695,603 shares remain available for future awards at December 31, 2011. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury, to the extent available.

Restricted Stock and RSUs. Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Substantially all restricted stock and RSUs vest over periods ranging from one to five years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Prior to 2009, the Company awarded restricted stock and RSUs with nonforfeitable dividend equivalent rights. Restricted stock and RSUs awarded beginning in 2009 are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award.

13. Stock-Based Compensation (continued)

Restricted stock and RSU activity for the years ended December 31, 2011, 2010 and 2009 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2008	4,603,953	$174.24
Granted	1,869,849	$118.43
Converted	(894,909)	$178.53
Forfeited	(218,430)	$157.21

December 31, 2009	5,360,463	$154.75
Granted	3,283,321	$228.77
Converted	(1,400,390)	$156.09
Forfeited	(500,925)	$198.86

December 31, 2010	6,742,469	$187.24
Granted	2,417,650	$197.34
Converted	(3,377,703)	$163.66
Forfeited	(253,635)	$205.50

December 31, 2011 (1)	5,528,781	$196.44

(1)	At December 31, 2011, approximately 5.2 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In 2009, the Company granted 1,789,685 RSUs to employees as part of annual incentive compensation under the Award Plan that vest ratably over three years from the date of grant.

In 2010, the Company granted the following awards under the Award Plan:

•	846,884 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;

•

455,288 RSUs to employees that cliff vested on January 31, 2012, the end of the service condition, as BlackRock had actual GAAP EPS in excess of $6.13 in 2010. The RSUs may not be sold before the one-year anniversary of the vesting date;

•	1,497,222 RSUs to employees that vest 50% on both January 31, 2013 and 2014, the end of the service condition, as BlackRock had actual GAAP EPS in excess of $6.13 in 2010; and

•

124,575 shares of restricted common stock to employees that vested in tranches on January 31, 2010, 2011 and 2012. The restricted common stock may not be sold before the one-year anniversary of each vesting date.

In 2011, the Company granted the following awards under the Award Plan:

•	1,594,259 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and

•	609,733 RSUs to employees that cliff vest 100% on January 31, 2014.

13. Stock-Based Compensation (continued)

At December 31, 2011, there was $403 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

In January 2012, the Company granted the following awards under the Award Plan:

•	1,365,691 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;

•	418,038 RSUs to employees that cliff vest 100% on January 31, 2015; and

•

616,117 RSUs, which will primarily be funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards will vest on the fourth, fifth or sixth anniversaries of the grant date subject to pre-determined market conditions being achieved during the six year term of the award.

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). In February 2009, the share surrender agreement was amended for PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

On September 29, 2011, 1.3 million RSUs vested and were funded by PNC. During 2007 through 2011, approximately 2.5 million shares were surrendered. At December 31, 2011, approximately 0.2 million shares that vest in January 2013 remain committed by PNC.

At December 31, 2011, the remaining shares committed by PNC, of approximately 1.3 million, are available to fund future long-term incentive awards, including a portion of the awards granted in January 2012.

13. Stock-Based Compensation (continued)

Stock Options. Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted have a ten-year life, vested ratably over periods ranging from two to five years and became exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant which vested on September 29, 2011. Stock option activity for the years ended December 31, 2011, 2010 and 2009 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2008	3,140,517	$88.82
Exercised	(490,617)	$34.92
Forfeited	(8,064)	$167.76

December 31, 2009	2,641,836	$98.59
Exercised	(288,100)	$39.35
Forfeited	(9,002)	$167.76

December 31, 2010	2,344,734	$105.60
Exercised	(151,574)	$108.59
Forfeited	(2,253)	$167.76

December 31, 2011 (1)	2,190,907	$105.33

(1)

At December 31, 2011, all options were vested. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $13 million, $46 million and $63 million, respectively.

Stock options outstanding and exercisable at December 31, 2011 were as follows:

	Options Outstanding and Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value of Exercisable Shares (Dollar amounts in millions)
$ 37.36	1,048,933	0.79	$37.36	$148
$ 167.76	1,141,974	5.09	$167.76	12

	2,190,907	3.03	$105.33	$160

As of December 31, 2011, the Company had no remaining unrecognized stock-based compensation expense related to unvested stock options.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with ASC 718-10, Compensation – Stock Compensation, the Company does not record compensation expense related to employees purchasing shares under the ESPP.

14. Employee Benefit Plans

Deferred Compensation Plans

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows participants to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of one, three, five or ten years. The Company funds the obligation through the establishment of a rabbi trust on behalf of the plan’s participants.

Rabbi Trust. The rabbi trust established for the VDCP, with assets totaling $59 million and $66 million as of December 31, 2011 and 2010, respectively, is reflected in investments on the Company’s consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $59 million and $66 million as of December 31, 2011 and 2010, respectively, is reflected on the Company’s consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed upon vesting is associated with the returns of certain investment funds. The liabilities for these plans were $34 million and $23 million as of December 31, 2011 and 2010, respectively, and are reflected in the Company’s consolidated statements of financial condition as accrued compensation and benefits. In January 2012, the Company granted approximately $60 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

BlackRock Retirement Savings Plan. Certain of the Company’s employees participate in the BlackRock Retirement Savings Plan (“BRSP”). Prior to January 1, 2011, employee contributions of up to 6% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations (“IRC”), were matched by the Company at 50%. As part of the BRSP, the Company also made an annual retirement contribution on behalf of each eligible participant equal to no less than 3% of eligible compensation, plus an additional amount, determined at the discretion of the Company, not to exceed 2% of eligible compensation for a total contribution of no more than 5% of eligible compensation, who has attained one year of service and remain employed with the Company through the end of the plan year. The BRSP expense for the Company was $43 million, $35 million and $24 million for the years ended December 31, 2011, 2010 and 2009, respectively. Contributions to the BRSP are made in cash and no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

Effective January 1, 2011, all U.S. employees, including U.S. legacy BGI employees, became participants in the BRSP. All plan assets in the two legacy BGI plans, including the 401K Plan and Retirement Plan (see below), were merged into the BRSP on January 1, 2011. Under the combined BRSP, employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to IRC limitations, were matched by the Company at 50%. In addition, the Company will continue to make an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation.

14. Employee Benefit Plans (continued)

BlackRock Institutional Trust Company 401(k) Savings Plan (formerly the BGI 401(k) Savings Plan). The Company assumed a 401(k) Plan (the “BGI Plan”) covering employees of former BGI as a result of the BGI Transaction. As part of the BGI Plan, employee contributions for participants with at least one year of service were matched at 200% of participants’ pre-tax contributions up to 2% of base salary and overtime, and matched 100% of the next 2% of base salary and overtime, as defined by the plan and subject to IRC limitations. The maximum matching contribution a participant would have received is an amount equal to 6% of base salary up to the IRC limitations. Effective January 1, 2011, the net assets of this plan merged into the BRSP. The BGI Plan expense was $12 million and was immaterial for the years ended December 31, 2010 and 2009, respectively.

BlackRock Institutional Trust Company Retirement Plan (formerly the BGI Retirement Plan). The Company assumed a defined contribution money purchase pension plan (“BGI Retirement Plan”) as a result of the BGI Transaction. All salaried employees of former BGI and its participating affiliates who were U.S. residents on the U.S. payroll were eligible to participate. For participants earning less than $100,000 in base salary, the Company contributed 6% of a participant’s total compensation (base salary, overtime and performance bonus) up to $100,000. For participants earning $100,000 or more in base salary, the Company contributed 6% of a participant’s base salary and overtime up to the IRC limitation of $245,000 in 2010. These contributions were 25% vested once the participant completed two years of service and then vested at a rate of 25% for each additional year of service completed. Employees with five or more years of service under the BGI Retirement Plan were 100% vested in their entire balance. Effective January 1, 2011, the net assets of this plan merged into the BRSP. The BGI Retirement Plan expense was $13 million and was immaterial for the years ended December 31, 2010 and 2009, respectively.

BlackRock Group Personal Pension Plan. BlackRock Investment Management (UK) Limited (“BIM”), a wholly owned subsidiary of the Company, contributes to the BlackRock Group Personal Pension Plan, a defined contribution plan for all employees of BIM. BIM contributes between 6% and 15% of each employee’s eligible compensation. The expense for this plan was $26 million, $22 million and $13 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Plans. In 2009, prior to the BGI Transaction, the Company had several defined benefit pension plans in Japan, Germany, Luxembourg and Jersey. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants. The participant benefits under the plans will not change with salary increases or additional years of service.

In conjunction with the BGI Transaction, the Company assumed defined benefit pension plans in Japan and Germany, which are closed to new participants. During 2010, these plans merged into the legacy BlackRock plans in Japan (the “Japan Plan”) and Germany. At December 31, 2011 and 2010, the plan assets for these plans were approximately $21 million and $19 million, respectively, and the unfunded obligations were less than $3 million and $6 million, respectively, which were recorded in accrued compensation and benefits on the consolidated statements of financial condition. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

Defined benefit plan assets for the Japan Plan of approximately $18 million are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on consideration of plan liabilities and the funded status of the plan. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for the plan assets are 45-50% for U.S. and international equity securities, 50-55% for U.S. and international fixed income securities and 0-5% for cash and cash equivalents.

14. Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

The table below provides the fair value of the defined benefit Japan Plan assets at December 31, 2011 and 2010 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category.

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	December 31, 2011
Cash and cash equivalents	$1	$—	$1
Equity securities	9	—	9
Fixed income securities	—	8	8

Fair value of plan assets	$10	$8	$18

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	December 31, 2010
Cash and cash equivalents	$9	$—	$9
Equity securities	4	—	4
Fixed income securities	—	3	3

Fair value of plan assets	$13	$3	$16

The assets and unfunded obligation for the defined benefit pension plans in Germany and Jersey were immaterial.

Post-retirement Benefit Plans

The Company provides post-retirement medical benefits to a closed population of employees based in the United Kingdom. For the years ended December 31, 2011, 2010 and 2009, expenses and unfunded obligations for these benefits were immaterial.

In addition, the Company provides retirement medical benefits to a closed population of BGI employees in the United States. At December 31, 2011 and 2010, the accumulated benefit obligation for this unfunded plan, which is included in accrued compensation and benefits on the consolidated statements of financial condition, was approximately $8 million and $7 million, respectively. For the years ended December 31, 2011, 2010 and 2009, expenses for these benefits were immaterial to the Company’s consolidated financial statements. The post-retirement medical plan costs are developed from actuarial valuations that include key assumptions, including the discount rate and health care cost trends. Changes in retiree medical plan benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and increases in the cost of healthcare. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material. The estimated impact of a one percentage-point change in the discount rate would be a change of less than $100 thousand on the 2011 expense and would change the projected benefit obligation by approximately $1 million.

15. Related Party Transactions

Determination of Related Parties

Barclays. The Company considers Barclays, along with its affiliates, to be related parties in accordance with ASC 850-10, Related Party Disclosures (“ASC 850-10”), based on its level of capital stock ownership. At December 31, 2011, Barclays owned approximately 2.2% of the Company’s voting common stock and held approximately 19.7% of the total capital stock.

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2011, PNC owned approximately 24.0% of the Company’s voting common stock and held approximately 21.0% of the total capital stock.

Merrill Lynch / Bank of America. As a result of the MLIM Transaction in 2006, the Company considered Merrill Lynch (a subsidiary of Bank of America), along with its affiliates, to be related parties based on its level of ownership. Subsequent to the secondary offering in November 2010 by Bank of America of shares of the Company’s stock, Merrill Lynch and Bank of America were no longer considered related parties. At December 31, 2011, Bank of America did not own any of the Company’s capital stock.

Registered Investment Companies and Equity Method Investments. The Company considers the registered investment companies that it manages, which include mutual funds and exchanged-traded funds, to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties in accordance with ASC 850-10 due to the Company’s influence over the financial and operating policies of the investee.

15. Related Party Transactions (continued)

Investment Advisory and Administration Fees from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2011	2010	2009
Investment advisory, administration fees and securities lending revenue:
Bank of America and affiliates	$—	$37	$48
PNC and affiliates	4	4	3
Barclays and affiliates	14	14	2
Registered investment companies/Equity method investees	5,282	4,833	2,561
Other	3	5	2

Total investment advisory and administration fees	5,303	4,893	2,616

Investment advisory performance fees	54	39	35

BlackRock Solutions and advisory:
Bank of America and affiliates	—	1	2
PNC and affiliates	6	9	8
Equity method investees	15	17	21

Total BlackRock Solutions and advisory	21	27	31

Other revenue:
Bank of America and affiliates	—	4	13
PNC and affiliates	3	4	3
Barclays and affiliates	35	35	2
Equity method investees	15	22	15
Other	—	1	1

Total other revenue	53	66	34

Total revenue from related parties	$5,431	$5,025	$2,716

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to Bank of America/Merrill Lynch, Barclays and PNC and its affiliates for fees based on AUM. Further, the Company provides risk management services to PNC and Bank of America/Merrill Lynch. The Company contracts with Bank of America/Merrill Lynch for various mutual fund distribution and shareholder servicing to be performed on behalf of certain non-U.S. funds managed by the Company. The Company records its investment advisory and administration fees net of retrocessions. Such retrocession arrangements paid to Bank of America and affiliates during 2010 (prior to the secondary offering) and 2009 were $88 million and $85 million, respectively.

15. Related Party Transactions (continued)

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2011	2010	2009
Expenses with related parties:
Distribution and servicing costs
Bank of America and affiliates	$—	$214	$349
PNC and affiliates	3	11	19
Barclays and affiliates	2	1	—

Total distribution and servicing costs	5	226	368
Direct fund expenses
Bank of America and affiliates	—	10	—
Barclays and affiliates	8	6	—

Total direct fund expenses	8	16	—
General and administration expenses
Bank of America and affiliates	—	11	7
Barclays and affiliates	15	14	3
Anthracite Capital, Inc.	—	14	31
Other registered investment companies	42	33	31
Other	3	—	1

Total general and administration expenses	60	72	73

Total expenses with related parties	$73	$314	$441

Certain Agreements and Arrangements with Barclays

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

In addition, Barclays and certain of its affiliates have been engaged by the Company to provide the use of certain indices for certain BlackRock investments funds and for a fee to provide indemnification to clients related to potential losses in connection with lending of client securities. For the years ended December 31, 2011 and 2010, fees incurred for these agreements were $18 million and $14 million recorded within direct fund expenses and general and administration expenses, respectively. Such amounts for the year ended December 31, 2009 was not material.

15. Related Party Transactions (continued)

Certain Agreements and Arrangements with PNC and Merrill Lynch

PNC. On February 27, 2009, BlackRock entered into an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC. See Note 17, Capital Stock, for further discussion.

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

In June 2009, in connection with the BGI Transaction, certain additional amendments were made to the amended and restated stockholder agreement with PNC.

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

Merrill Lynch. In November 2010, in connection with the secondary offering by Bank of America of shares of BlackRock’s common stock, the Company entered into an amended and restated stockholder agreement and an amended and restated global distribution agreement with Merrill Lynch.

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

The global distribution agreement provides a framework under which Merrill Lynch provides distribution and servicing of client investments in certain BlackRock investment advisory products. The amendment to the global distribution agreement clarifies certain economic arrangements with respect to revenue neutrality across BlackRock products distributed by Merrill Lynch.

The total amount of related party transactions expensed by BlackRock through November 2010, and full year 2009 related to Merrill Lynch distribution and servicing of products covered by the global distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $210 million and $337 million, respectively.

In addition, in connection with the MLIM Transaction, Merrill Lynch agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements amounted to 50% of the total amount of awards to former MLIM employees between $100 million and $200 million. The Company invoiced Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. Through January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of $200 million. In 2011, 2010 and 2009, Merrill Lynch reimbursed $8 million, $10 million and $25 million, respectively, to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Upon receipt, the reimbursements were recorded as capital contributions.

Merrill Lynch and certain of its affiliates have been engaged by the Company to provide recordkeeping, administration and trustee services to the BRSP. The compensation to Merrill Lynch and its affiliates for these services paid by the Company was not material.

15. Related Party Transactions (continued)

Receivables and Payables with Related Parties. Due from related parties was $142 million and $150 million at December 31, 2011 and 2010, respectively, and primarily represented a tax indemnification asset due from Barclays, receivables for investment advisory and administration services provided by BlackRock, and other receivables from certain investment products managed by BlackRock. Due from related parties at December 31, 2011 included $56 million due from certain funds and $69 million of a tax indemnification asset due from Barclays. Due from related parties at December 31, 2010 included $71 million due from certain funds, $69 million of a tax indemnification asset due from Barclays and $10 million in receivables from PNC and Barclays.

Accounts receivable at December 31, 2011 and 2010 included $540 million and $559 million, respectively, related to receivables from BlackRock mutual funds and iShares for investment advisory and administration services.

Due to related parties was $22 million and $57 million at December 31, 2011 and 2010, respectively, and primarily represented liabilities assumed in the BGI Transaction. Due to related parties at December 31, 2011 included $13 million and $9 million payable to certain investment products managed by BlackRock and Barclays, respectively. Due to related parties at December 31, 2010 included $41 million and $15 million payable to Barclays and certain investment products managed by BlackRock, respectively. The payable at December 31, 2010 to Barclays included non-interest bearing notes assumed by BlackRock at the close of the BGI Transaction related to certain acquired tax receivables and other contractual items.

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

Banking Regulatory Requirements. BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust activities. BTC is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, BTC must meet specific capital guidelines that invoke quantitative measures of BTC’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and Total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2011 and 2010, it exceeded the applicable capital adequacy requirements.

(Dollar amounts in millions)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk weighted assets)	$720	104.1%	$55	8.0%	$69	10.0%
Tier 1 capital (to risk weighted assets)	$720	104.1%	$28	4.0%	$42	6.0%
Tier 1 capital (to average assets)	$720	45.1%	$64	4.0%	$80	5.0%
December 31, 2010
Total capital (to risk weighted assets)	$874	103.3%	$68	8.0%	$85	10.0%
Tier 1 capital (to risk weighted assets)	$874	103.3%	$34	4.0%	$51	6.0%
Tier 1 capital (to average assets)	$874	55.1%	$64	4.0%	$79	5.0%

16. Net Capital Requirements (continued)

Broker-dealers. BlackRock Investments, LLC, BlackRock Capital Markets, LLC, BlackRock Execution Services and BlackRock Fund Distribution Company are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2011, the Company was required to maintain approximately $1,196 million in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Services Authority (“FSA”) in the United Kingdom, and the broker-dealers and was in compliance with all applicable regulatory minimum net capital requirements.

17. Capital Stock

Capital Stock Authorized. BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2011 and 2010. At December 31, 2011 and 2010, BlackRock had 20,000,000 series A non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2011 and 2010, BlackRock had 150,000,000 series B non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2011 and 2010, BlackRock had 6,000,000 series C non-voting participating preferred shares, $0.01 par value, authorized. At December 31, 2011 and 2010, BlackRock had 20,000,000 series D non-voting participating preferred shares, $0.01 par value, authorized.

Common Shares Held in Escrow. On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. As of December 31, 2011, 1,188,182 common shares had been released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect subsequent to the release. The remaining 3,603 common shares may have a dilutive effect in future periods based on the timing of the release of shares from the escrow account in accordance with the Quellos asset purchase agreement.

February 2009 Capital Exchanges. On January 1, 2009, Bank of America acquired Merrill Lynch. In connection with this transaction, BlackRock entered into exchange agreements with each of Merrill Lynch and PNC pursuant to which each agreed to exchange a portion of the BlackRock common stock it held for an equal number of shares of non-voting participating preferred stock. On February 27, 2009, Merrill Lynch exchanged (i) 49,865,000 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series B non-voting participating preferred stock, and (ii) 12,604,918 shares of BlackRock’s series A preferred stock for a like number of shares of series B preferred stock, and PNC exchanged (i) 17,872,000 shares of BlackRock’s common stock for a like number of shares of series B non-voting preferred stock and (ii) 2,889,467 shares of BlackRock’s common stock for a like number of shares of BlackRock’s series C non-voting participating preferred stock.

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

17. Capital Stock (continued)

2009 Capital Stock Activities Related to BGI Transaction. In June and December 2009 the Company raised capital from third-party investors via a private placement of 19,914,652 shares of capital stock, at an agreed upon fixed price of $140.60 per share, to finance the cash consideration of the BGI Transaction. The issuance price of $140.60 was based on the valuation of the Company’s common shares for a 10-day period prior to the announcement of the BGI Transaction less an agreed upon discount. Subsequent to the determination of the issuance price the number of shares to be issued were fixed.

•

In June 2009, the Company issued to an institutional investor 2,133,713 shares of BlackRock’s common stock at $140.60 per share. The $300 million in proceeds from this issuance were used to fund a portion of the purchase of BGI.

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

January 2010 Capital Exchange. In January 2010, 600,000 common shares were exchanged for Series B preferred stock and all 11,203,442 Series D preferred stock outstanding at December 31, 2009 were exchanged for Series B preferred stock.

November 2010 Capital Exchanges. On November 15, 2010, the Company announced the closing of the secondary offerings by Bank of America and PNC of 58,737,122 shares of BlackRock’s common stock, which included 56,407,040 shares of common stock issued upon the conversion of BlackRock’s series B non-voting participating preferred stock. Concurrently with the secondary offerings, BlackRock issued 11,105,000 shares of common stock to PNC in exchange for an equal number of shares of series B non-voting participating preferred stock.

May 2011 Barclays Sale and Conversion. In May 2011, 2,356,750 shares of Series B Convertible Preferred Shares owned by Barclays were automatically converted to shares of common stock upon their disposition.

June 2011 Stock Repurchase Agreement. On June 1, 2011, BlackRock completed its repurchase of Bank of America’s remaining ownership interest of 13,562,878 Series B Convertible Preferred Shares for $2.545 billion, or $187.65 per share.

September 2011 Institutional Investor Capital Exchange. In September 2011, an institutional investor exchanged 2,860,188 shares of Series B Convertible Preferred Shares for common shares.

September 2011 PNC Capital Contribution. In September 2011, PNC surrendered to BlackRock approximately 1.3 million shares of BlackRock Series C non-voting participating preferred stock to fund certain LTIP awards in accordance with the share surrender agreement between PNC and BlackRock.

Cash Dividends for Common and Preferred Shares / RSUs. During the years ended December 31, 2011, 2010 and 2009, the Company paid cash dividends of $5.50 per share (or $1,014 million), $4.00 per share (or $776 million) and $3.12 per share (or $422 million), respectively.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued							Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Preferred Shares Series D	Common Shares	Preferred Shares Series A	Preferred Shares Series B	Preferred Shares Series C	Preferred Shares Series D
December 31, 2008	118,573,367	(911,266)	(370,991)	12,604,918	—	—	—	117,291,110	12,604,918	—	—	—
Issuance of shares to institutional investors	10,771,232	—	—	—	5,587,232	—	3,556,188	10,771,232	—	5,587,232	—	3,556,188
Issuance of shares to Barclays	3,031,516	—	—	—	26,888,001	—	7,647,254	3,031,516	—	26,888,001	—	7,647,254
Issuance of common shares for contingent consideration	330,341	—	—	—	—	—	—	330,341	—	—	—	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	42,326	—	—	—	—	—	42,326	—	—	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	696,788	—	410,789	—	—	—	—	1,107,577	—	—	—	—
Exchange of preferred shares A for B	—	—	—	(12,604,918)	12,604,918	—	—	—	(12,604,918)	12,604,918	—	—
Exchange of common shares for preferred shares B	(67,737,000)	—	—	—	67,737,000	—	—	(67,737,000)	—	67,737,000	—	—
Exchange of common shares for preferred shares C	(2,889,467)	—	—	—	—	2,889,467	—	(2,889,467)	—	—	2,889,467	—
PNC LTIP capital contribution	—	—	(51,399)	—	—	—	—	(51,399)	—	—	—	—

December 31, 2009	62,776,777	(868,940)	(11,601)	—	112,817,151	2,889,467	11,203,442	61,896,236	—	112,817,151	2,889,467	11,203,442

Release of common stock from escrow agent in connection with Quellos Transaction	—	865,337	—	—	—	—	—	865,337	—	—	—	—
Shares repurchased	—	—	(896,102)					(896,102)
Exchange of common stock for preferred shares B	—		(600,000)	—	600,000	—	—	(600,000)	—	600,000	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	1,634,807	—	804,243	—	—	—	—	2,439,050	—	—	—	—
Exchange of preferred shares D for B	—	—	—	—	11,203,442	—	(11,203,442)	—	—	11,203,442	—	(11,203,442)
Exchange of preferred shares B for common shares	67,512,040	—	—	—	(67,512,040)	—	—	67,512,040	—	(67,512,040)	—	—
PNC LTIP capital contribution	—	—		—	—	(23,028)	—	—	—	—	(23,028)	—

December 31, 2010	131,923,624	(3,603)	(703,460)	—	57,108,553	2,866,439	—	131,216,561	—	57,108,553	2,866,439	—

Exchange of preferred shares B for common shares	5,216,938	—		—	(5,216,938)	—	—	5,216,938	—	(5,216,938)	—	—
Shares repurchased	—	—	(618,000)	—	(13,562,878)	—	—	(618,000)	—	(13,562,878)	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	2,739,818	—	(92,182)	—	—	—	—	2,647,636	—	—	—	—
PNC LTIP capital contribution	—	—	—	—	—	(1,349,202)	—	—	—	—	(1,349,202)	—

December 31, 2011	139,880,380	(3,603)	(1,413,642)	—	38,328,737	1,517,237	—	138,463,135	—	38,328,737	1,517,237	—

18. Restructuring Charges

During the fourth quarter of 2011, the Company reduced its workforce globally by approximately 3.4%. This action was the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of approximately $32 million ($22 million after-tax) during the year ended December 31, 2011. This charge was comprised of $24 million of severance and associated outplacement costs and $8 million of expenses related to the accelerated amortization of previously granted equity-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s consolidated statements of financial condition:

(Dollar amounts in millions)
Liability as of December 31, 2010 (1)	$2
Additions	32
Cash payments	(8)
Accelerated amortization of equity-based awards	(8)

Liability as of December 31, 2011	$18

(1)	Liability amount as of December 31, 2010 related to a pre-tax restructuring charge of $22 million recorded during the year ended December 31, 2009.

19. Income Taxes

The components of income tax expense for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009
Current income tax expense:
Federal	$693	$708	$342
State and local	54	60	36
Foreign	186	200	86

Total net current income tax expense	933	968	464

Deferred income tax expense (benefit):
Federal	52	28	(7)
State and local	(112)	10	(60)
Foreign	(77)	(35)	(22)

Total net deferred income tax expense (benefit)	(137)	3	(89)

Total income tax expense	$796	$971	$375

19. Income Taxes (continued)

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to non-controlling interests:

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009
Domestic	$2,397	$2,258	$899
Foreign	736	776	351

Total	$3,133	$3,034	$1,250

The foreign income before taxes includes countries, which have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Luxembourg, Canada and the Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
(Dollar amounts in millions)	2011	%	2010	%	2009	%
Statutory income tax expense	$1,097	35%	$1,062	35%	$438	35%

Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	59	2	53	2	21	2
Impact of foreign, state, and local tax rate changes on deferred taxes	(188)	(6)	(27)	(1)	(45)	(4)
Effect of foreign tax rates	(197)	(6)	(145)	(4)	(81)	(6)
Other	25	—	28	—	42	3

Income tax expense	$796	25%	$971	32%	$375	30%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(Dollar amounts in millions)	2011	2010

Deferred income tax assets:
Compensation and benefits	$304	$374
Unrealized investment losses	110	108
Loss carryforwards	87	67
Other	229	186

Gross deferred tax assets	730	735
Less: deferred tax valuation allowances	(95)	(78)

Deferred tax assets net of valuation allowances	635	657

Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,675	5,813
Acquired finite-lived intangibles	208	271
Other	69	40

Gross deferred tax liabilities	5,952	6,124

Net deferred tax (liabilities)	$(5,317)	$(5,467)

19. Income Taxes (continued)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2011, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $6 million and $5,323 million, respectively. At December 31, 2010, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $10 million and $5,477 million, respectively.

In the second and third quarter of 2011, an enacted state tax law and a state tax election went into effect, which resulted in a revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets, which resulted in a $52 million and $91 million tax benefit, respectively. The United Kingdom in the third quarter of 2011, and Japan in the fourth quarter of 2011 enacted legislation reducing corporate income tax rates, which resulted in a revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets, which resulted in a $60 million and $13 million tax benefit, respectively.

The Company had a deferred income tax asset related to unrealized investment losses of approximately $110 million and $108 million as of December 31, 2011 and 2010, respectively, reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to be able to carry back a portion of its unrealized capital losses when realized, hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses.

At December 31, 2011 and 2010, the Company had available state net operating loss carry forwards of $388 million and $182 million, respectively, which will expire on or before 2032. As of December 31, 2011, the Company had foreign net operating loss carryforwards of $132 million of which $45 million expires on or before 2021 and the balance will carry forward indefinitely. In addition, at December 31, 2011 and 2010, the Company had U.S. capital loss carryforwards of $90 million, which were acquired in the BGI Transaction and will expire on or before 2013.

At December 31, 2011 and 2010, the Company had $95 million and $78 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year-over-year increase in the valuation allowance primarily related to certain foreign deferred income tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction. As of December 31, 2011, the Company had current income taxes receivable and payable of $108 million and $102 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. As of December 31, 2010, the Company had current income taxes receivable and payable of $57 million and $157 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $1,516 million and $1,297 million as of December 31, 2011 and 2010, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

	Year ended December 31,
(Dollar amounts in millions)	2011	2010	2009
Balance at January 1	$307	$285	$114
Additions for tax positions of prior years	22	10	11
Reductions for tax positions of prior years	(1)	(17)	(1)
Additions based on tax positions related to current year	46	35	63
Lapse of statute of limitations	—	(8)	—
Settlements	(25)	(2)	(16)
Foreign exchange translation	—	—	(3)
Positions assumed in BGI Transaction	—	4	117

Balance at December 31	$349	$307	$285

19. Income Taxes (continued)

Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, respectively, are $226 million, $194 million and $184 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $10 million during 2011 and in total, as of December 31, 2011, had recognized a liability for interest and penalties of $66 million. The Company accrued interest and penalties of $8 million during 2010 and in total, as of December 31, 2010, had recognized a liability for interest and penalties of $56 million. During 2009, the Company accrued interest and penalties of $8 million and in total, as of December 31, 2009, has recognized a liability for interest and penalties of $48 million, of which $28 million was assumed in the BGI Transaction. Pursuant to the Amended and Restated Stock Purchase Agreement, the Company has been indemnified by Barclays for $69 million of unrecognized tax benefits.

BlackRock is subject to U.S. federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2007 remain open to U.S. federal income tax examination, tax years after 2002 remain open to state and local income tax examination, and tax years after 2006 remain open to income tax examination in the United Kingdom. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2003.

The Internal Revenue Service (“IRS”) completed its examination of BlackRock’s 2006 and 2007 tax years in March 2011. In November 2011, the IRS commenced its examination of BlackRock’s 2008 and 2009 tax years, and while the impact on the Company’s consolidated financial statements is undetermined, it is not expected to be material.

In July 2011, the IRS commenced its federal income tax audit of the BGI group, which BlackRock acquired in December 2009. The tax years under examination are 2007 through December 1, 2009, and while the impact on the Company’s consolidated financial statements is undetermined, it is not expected to be material.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State and City for tax years 2006 through 2008, and New Jersey for tax years 2003 through 2009. No state and local income tax audits cover years earlier than 2006 except for New Jersey. No state and local income tax audits are expected to result in an assessment material to BlackRock’s consolidated financial statements.

In December 2009, Her Majesty’s Revenue and Customs (“HMRC”) commenced its United Kingdom income tax audit of BlackRock’s 2007 through 2010 tax years. While the impact on the Company’s consolidated financial statements is undetermined, it is not expected to be material.

As of December 31, 2011, it is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $35 million to $50 million within the next twelve months. The Company does not anticipate that any possible adjustments resulting from these audits would result in a material change to its consolidated financial statements.

20. Earnings Per Share

The following table sets forth the computation of basic EPS:

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2011	2010	2009

Net income attributable to BlackRock.	$2,337	$2,063	$875
Less:
Dividends distributed to common shares	1,004	764	412
Dividends distributed to participating RSUs	10	12	10

Undistributed net income attributable to BlackRock.	1,323	1,287	453
Percentage of undistributed net income allocated to common shares(a)	99.1%	98.6%	97.3%

Undistributed net income allocated to common shares	1,311	1,269	441
Plus:
Common share dividends	1,004	764	412

Net income attributable to common shares	$2,315	$2,033	$853

Weighted-average shares outstanding	184,265,367	190,554,510	136,669,164

Basic earnings per share attributable to BlackRock, common stockholders:	$12.56	$10.67	$6.24

20. Earnings Per Share (continued)

The following table sets forth the computation of diluted EPS:

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2011	2010	2009
Net income attributable to BlackRock	$2,337	$2,063	$875
Less:
Dividends distributed to common shares	1,004	764	412
Dividends distributed to participating RSUs	10	12	10

Undistributed net income attributable to BlackRock.	1,323	1,287	453
Percentage of undistributed net income allocated to common shares(a)	99.1%	98.6%	97.3%

Undistributed net income allocated to common shares	1,311	1,269	441
Plus:
Common share dividends	1,004	764	412

Net income attributable to common shares	$2,315	$2,033	$853

Weighted-average shares outstanding	184,265,367	190,554,510	136,669,164

Dilutive effect of:
Non-participating RSUs	2,139,100	1,008,682	682,412
Stock options	687,192	742,805	837,158
Convertible debt	24,751	386,050	1,292,715

Total diluted weighted-average shares outstanding	187,116,410	192,692,047	139,481,449

Dilutive earnings per share attributable to BlackRock, common stockholders:	$12.37	$10.55	$6.11

(a)	Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the years ended, December 31, 2011, 2010 and 2009, average outstanding participating securities were 1.8 million, 2.8 million and 3.8 million, respectively.

Due to the similarities in terms between BlackRock non-voting participating preferred stock and the Company’s common stock, the Company considers participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding.

For the years ended December 31, 2011 and 2010, 5,125 and 1,198,856 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the year ended December 31, 2009, 1,240,998 stock options were excluded from the calculation of diluted earnings per share because to include them would have an anti-dilutive effect.

21. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company believes it operates in one business segment in accordance with ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for the years ended December 31, 2011, 2010 and 2009.

(Dollar amounts in millions)	Year ended December 31,
	2011	2010	2009
Equity	$4,447	$4,055	$1,468
Fixed income	1,659	1,531	921
Multi-asset class	914	773	499
Alternatives	864	961	515
Cash management	383	510	625

Total investment advisory, administration fees, securities lending revenue and performance fees	8,267	7,830	4,028
BlackRock Solutions and advisory	510	460	477
Distribution fees	100	116	100
Other revenue	204	206	95

Total revenue	$9,081	$8,612	$4,700

The following table illustrates the Company’s total revenue for the years ended December 2011, 2010 and 2009 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions) Revenue	2011	2010	2009
Americas	$6,064	$5,824	$3,309
Europe	2,517	2,300	1,179
Asia-Pacific	500	488	212

Total revenue	$9,081	$8,612	$4,700

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2011, 2010 and 2009 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	2011	2010	2009
Americas	$13,133	$13,092	$12,983
Europe	123	42	46
Asia-Pacific	73	99	94

Total long-lived assets	$13,329	$13,233	$13,123

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific primarily is comprised of Japan, Australia and Hong Kong.

22. Selected Quarterly Financial Data (unaudited)

(Dollar amounts in millions, except per share data) 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,282	$2,347	$2,225	$2,227
Operating income	$798	$866	$777	$808
Net income	$564	$622	$570	$583
Net income attributable to BlackRock	$568	$619	$595	$555

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.92	$3.26	$3.28	$3.10
Diluted	$2.89	$3.21	$3.23	$3.05

Weighted-average common shares outstanding:
Basic	191,797,365	187,870,001	179,034,837	178,562,187
Diluted	194,296,504	190,579,963	181,825,329	181,987,669

Dividend declared per share	$1.375	$1.375	$1.375	$1.375

Common stock price per share:
High	$209.77	$207.42	$199.10	$179.77
Low	$179.52	$183.51	$140.22	$137.00
Close	$201.01	$191.81	$148.01	$178.24

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,995	$2,032	$2,092	$2,493
Operating income	$654	$697	$707	$940
Net income	$428	$389	$584	$649
Net income attributable to BlackRock	$423	$432	$551	$657

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.20	$2.23	$2.85	$3.39
Diluted	$2.17	$2.21	$2.83	$3.35

Weighted-average common shares outstanding:
Basic	189,676,023	190,975,161	190,494,905	191,057,374
Diluted	192,152,251	192,569,539	192,326,841	193,478,460

Dividend declared per share	$1.00	$1.00	$1.00	$1.00

Common stock price per share:
High	$243.80	$212.27	$172.87	$193.74
Low	$200.56	$143.01	$138.42	$161.53
Close	$217.76	$143.40	$170.25	$190.58

•

The fourth quarter 2011 included $32 million of pre-tax restructuring charges, while third quarter 2011 included $63 million of pre-tax UK lease exit costs related to the Company’s exit from two London locations.

•

The fourth quarter 2011 included a $20 million non-cash tax benefit primarily due to tax legislation enacted in Japan, while the third quarter 2011 included a $129 million non-cash tax benefit due to tax legislation enacted in the United Kingdom and a state tax election.

•	The second quarter 2011 included a $52 million non-cash tax benefit due to enacted state legislation.

•	The third quarter of 2010 included a $30 million non-cash tax benefit associated with tax legislation enacted in the United Kingdom.

•	The first, second and third quarters of 2010 included $52 million, $32 million and $6 million of pre-tax BGI integration costs, respectively.

23. Subsequent Events

Claymore Investments, Inc. In January 2012, BlackRock announced that it has agreed to acquire Toronto-based Claymore Investments, Inc., (“Claymore”) subject to customary closing conditions. Claymore is a wholly owned independent Canadian subsidiary of Guggenheim Funds Services Group, a subsidiary of Guggenheim Partners, LLC. The total consideration estimated to be paid at closing will be approximately $210 million.

Additional Subsequent Event Review. In addition to the subsequent events included in the notes to the consolidated financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

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

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(1)	Amended and Restated Bylaws of BlackRock.

3.3(2)	Amendment No. 2 to the Amended and Restated Bylaws of BlackRock.

3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.6(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.7(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.3(7)	Form of 6.25% Notes due 2017.

4.4(8)	Form of 2.25% Notes due 2012.

4.5(8)	Form of 3.50% Notes due 2014.

4.6(8)	Form of 5.00% Notes due 2019.

4.7(9)	Form of Floating Rate Notes due 2013.

4.8(9)	Form of 4.25% Notes due 2021.

10.1(10)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +

10.2(11)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.3(12)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.4(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.5(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.8(13)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.9(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(14)	Letter Agreement, dated December 23, 2010, between Blake Grossman and BlackRock, Inc.+

10.11(5)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.12(15)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.13(16)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

Exhibit No.	Description

10.14(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.15(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.16(18)	Asset Purchase Agreement, dated as of June 26, 2007, by and among BlackRock, BAA Holdings, LLC and Quellos Holdings, LLC.

10.17(19)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.

10.18(20)	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.

10.19(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.20(21)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.21(20)	Third Amended and Restated Stockholder Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.22(22)	Stock Purchase Agreement, dated as of June 11, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.23(23)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.24(4)	Amended and Restated Stock Purchase Agreement, dated as of June 16, 2009, by and among Barclays Bank PLC, Barclays PLC (solely for the purposes of Section 6.16, Section 6.18 and Section 6.24) and BlackRock.

10.25(4)	Stockholder Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

10.26(4)	Registration Rights Agreement, dated as of December 1, 2009, by and among BlackRock, Barclays Bank PLC and Barclays BR Holdings S.à.r.l.

10.27(24)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2012.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.
(10)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(13)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(14)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(18)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 2, 2007.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 11, 2011.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 17, 2010.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(24)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
+	Denotes compensatory plans or arrangements