Form 10-Q
period 2012-03-31
BlackRock Inc.
filed 2012-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 139,708,882 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except share data)

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$2,552	$3,506
Accounts receivable	2,312	1,960
Due from related parties	139	142
Investments	1,951	1,631
Assets of consolidated variable interest entities:
Cash and cash equivalents	95	54
Bank loans and other investments	1,554	1,639
Separate account assets	123,167	118,871
Collateral held under securities lending agreements	22,342	20,918
Deferred sales commissions, net	34	38
Property and equipment (net of accumulated depreciation of $514 and $483 at March 31, 2012 and December 31, 2011, respectively)	545	537
Intangible assets (net of accumulated amortization of $790 and $751 at March 31, 2012 and December 31, 2011, respectively)	17,480	17,356
Goodwill	12,899	12,792
Other assets	448	452

Total assets	$185,518	$179,896

Liabilities
Accrued compensation and benefits	$551	$1,383
Accounts payable and accrued liabilities	1,260	923
Due to related parties	24	22
Short-term borrowings	100	100
Liabilities of consolidated variable interest entities:
Borrowings	1,547	1,574
Other liabilities	9	9
Long-term borrowings	4,690	4,690
Separate account liabilities	123,167	118,871
Collateral liabilities under securities lending agreements	22,342	20,918
Deferred income tax liabilities	5,429	5,323
Other liabilities	796	721

Total liabilities	159,915	154,534

Commitments and contingencies (Note 11)
Temporary equity
Redeemable non-controlling interests	79	92

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except share data)

(unaudited)

	March 31, 2012	December 31, 2011

Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	1	1
Shares authorized: 500,000,000 at March 31, 2012 and December 31, 2011;
Shares issued: 140,127,791 and 139,880,380 at March 31, 2012 and December 31, 2011, respectively;
Shares outstanding: 139,560,520 and 138,463,135 at March 31, 2012 and December 31, 2011, respectively
Preferred stock (Note 15)	—	—
Additional paid-in capital	20,107	20,275
Retained earnings	5,333	5,046
Appropriated retained earnings	57	72
Accumulated other comprehensive loss	(90)	(127)
Escrow shares, common, at cost (3,603 shares held at March 31, 2012 and December 31, 2011)	(1)	(1)
Treasury stock, common, at cost (563,668 and 1,413,642 shares held at March 31, 2012 and December 31, 2011, respectively)	(104)	(218)

Total BlackRock, Inc. stockholders’ equity	25,303	25,048
Nonredeemable non-controlling interests	185	184
Nonredeemable non-controlling interests of consolidated variable interest entities	36	38

Total permanent equity	25,524	25,270

Total liabilities, temporary equity and permanent equity	$185,518	$179,896

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,314	$1,357
Other third parties	663	627

Investment advisory, administration fees and securities lending revenue	1,977	1,984
Investment advisory performance fees	80	83
BlackRock Solutions and advisory	123	128
Distribution fees	19	28
Other revenue	50	59

Total revenue	2,249	2,282
Expenses
Employee compensation and benefits	825	830
Distribution and servicing costs
Related parties	1	1
Other third parties	94	108
Amortization of deferred sales commissions	16	22
Direct fund expenses	152	143
General and administration	307	340
Amortization of intangible assets	39	40

Total expenses	1,434	1,484

Operating income	815	798
Non-operating income (expense)
Net gain (loss) on investments	75	59
Net gain (loss) on consolidated variable interest entities	(12)	(15)
Interest and dividend income	9	9
Interest expense	(49)	(38)

Total non-operating income (expense)	23	15

Income before income taxes	838	813
Income tax expense	263	249

Net income	575	564
Less:
Net income (loss) attributable to redeemable non-controlling interests	1	—
Net income (loss) attributable to nonredeemable non-controlling interests	2	(4)

Net income attributable to BlackRock, Inc.	$572	$568

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.19	$2.92
Diluted	$3.14	$2.89
Cash dividends declared and paid per share	$1.50	$1.375
Weighted-average common shares outstanding:
Basic	179,022,840	191,797,365
Diluted	181,917,864	194,296,504

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$575	$564
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	6	1
Less: reclassification adjustment included in net income	1	1

Net change in unrealized gains (losses) from available-for-sale investments, net of tax(1)	5	—
Minimum pension liability adjustment	(1)	—
Foreign currency translation adjustments	33	44

Other comprehensive income (loss)	37	44

Comprehensive income	612	608
Less: Comprehensive income (loss) attributable to non-controlling interests	3	(4)

Comprehensive income attributable to BlackRock, Inc.	$609	$612

(1)	The tax benefit (expense) on unrealized holding gains (losses) was ($3) million and zero during the three months ended March 31, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2011	$20,276	$5,046	$72	($127)	($1)	($218)	$25,048	$184	$38	$25,270	$92
Net income	—	572	—	—	—	—	572	14	(12)	574	1
Allocation of losses of consolidated collateralized loan obligations	—	—	(15)	—	—	—	(15)	—	15	—	—
Dividends paid	—	(285)	—	—	—	—	(285)	—	—	(285)	—
Stock-based compensation	114	—	—	—	—	—	114	—	—	114	—
Merrill Lynch cash capital contribution	7	—	—	—	—	—	7	—	—	7	—
Issuance of common shares related to employee stock transactions	(335)	—	—	—	—	376	41	—	—	41	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(137)	(137)	—	—	(137)	—
Shares repurchased	—	—	—	—	—	(125)	(125)	—	—	(125)	—
Net tax benefit (shortfall) from stock-based compensation	46	—	—	—	—	—	46	—	—	46	—
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	—	—	(1)	—
Subscriptions (redemptions/ distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(12)	(5)	(17)	144
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1)	—	(1)	(158)
Foreign currency translation adjustments	—	—	—	33	—	—	33	—	—	33	—
Change in net unrealized gain (loss) from available-for-sale investments, net of tax	—	—	—	5	—	—	5	—	—	5	—

March 31, 2012	$20,108	$5,333	$57	($90)	($1)	($104)	$25,303	$185	$36	$25,524	$79

(1)	Amount includes $1 million of common stock at both March 31, 2012 and December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non-controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6
Net income	—	568	—	—	—	—	568	11	(15)	564	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(17)	—	—	—	(17)	—	17	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(272)	—	—	—	—	(272)	—	—	(272)	—
Stock-based compensation	137	—	—	—	—	—	137	—	—	137	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Net issuance of common shares related to employee stock transactions	(205)	—	—	—	—	109	(96)	—	—	(96)	—
Net tax benefit (shortfall) from stock-based compensation	13	—	—	—	—	—	13	—	—	13	—
Subscriptions/ (redemptions/ distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(12)	(2)	(14)	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(2)
Foreign currency translation adjustments	—	—	—	44	—	—	44	—	—	44	—

March 31, 2011	$22,457	$4,019	$58	($52)	($1)	($2)	$26,479	$188	$45	$26,712	$4

(1)	Amount includes $1 million of common stock and $1 million of preferred stock at both March 31, 2011 and December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$575	$564
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	73	73
Amortization of deferred sales commissions	16	22
Stock-based compensation	114	137
Deferred income tax expense (benefit)	65	48
Net (gains) losses on non-trading investments	(39)	(22)
Purchases of investments within consolidated funds	(53)	(1)
Proceeds from sales and maturities of investments within consolidated funds	18	9
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(41)	(40)
Net (gains) losses within consolidated VIEs	12	15
Net (purchases) proceeds within consolidated VIEs	122	42
(Earnings) losses from equity method investees	(45)	(41)
Distributions of earnings from equity method investees	8	5
Changes in operating assets and liabilities:
Accounts receivable	(344)	(130)
Due from related parties	3	—
Deferred sales commissions	(12)	(16)
Investments, trading	(176)	(1)
Other assets	24	(68)
Accrued compensation and benefits	(853)	(982)
Accounts payable and accrued liabilities	320	292
Due to related parties	1	(31)
Other liabilities	110	(31)

Cash flows from operating activities	(102)	(156)

Cash flows from investing activities
Purchases of investments	(175)	(53)
Proceeds from sales and maturities of investments	76	104
Distributions of capital from equity method investees	12	17
Net consolidations (deconsolidations) of sponsored investment funds	(149)	—
Acquisitions, net of cash acquired	(210)	—
Purchases of property and equipment	(41)	(83)

Cash flows from investing activities	(487)	(15)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities
Repayments of short-term borrowings	—	(100)
Repayments of convertible debt	—	(4)
Cash dividends paid	(285)	(272)
Proceeds from stock options exercised	39	9
Proceeds from issuance of common stock	2	1
Repurchases of common stock	(262)	(106)
Merrill Lynch cash capital contribution	7	8
Repayments of borrowings by consolidated VIEs	(76)	—
Net (redemptions/distributions paid) subscriptions received from non-controlling interests holders	127	(14)
Excess tax benefit from stock-based compensation	55	13

Cash flows from financing activities	(393)	(465)

Effect of exchange rate changes on cash and cash equivalents	28	48

Net increase (decrease) in cash and cash equivalents	(954)	(588)
Cash and cash equivalents, beginning of period	3,506	3,367

Cash and cash equivalents, end of period	$2,552	$2,779

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$25	$24
Interest on borrowings of consolidated VIEs	$18	$15
Income taxes	$91	$132
Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$335	$206
Increase (decrease) in non-controlling interests due to net consolidation (deconsolidation) of sponsored investment funds	($159)	$—

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

On March 31, 2012, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
The PNC Financial Services Group, Inc. (“PNC”)	23.8%	20.9%
Barclays Bank PLC (“Barclays”)	2.2%	19.6%
Other	74.0%	59.5%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012 (“2011 Form 10-K”).

The interim financial information at March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2. Significant Accounting Policies (continued)

Fair Value Measurements.

Hierarchy of Fair Value Inputs. The provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•

Level 2 assets may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds and certain equity method limited partnership interests in hedge funds valued based on NAV where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

•

Level 3 assets may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans and bonds.

Level 3 inputs may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices.

•	Level 3 liabilities include borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon non-binding single broker quotes.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

2. Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Valuation Techniques. The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analysis, consideration of current market environment and other analytical procedures.

As a practical expedient, the Company relies on NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

A significant amount of inputs used to value equity, debt securities and bank loans are sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodology, including the general assumptions and methods used to value various asset classes, and operational process with these vendors. In addition, on a quarterly basis meetings are held with the vendors to identify any significant changes to the vendors’ processes.

In addition, quotes obtained from brokers generally are non-binding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Fair Value Option. ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

Derivative Instruments and Hedging Activities. ASC 815-10, Derivatives and Hedging (“ASC 815-10”), establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. ASC 815-10 generally requires an entity to recognize all derivatives as either assets or liabilities on the condensed consolidated statements of financial condition and to measure those investments at fair value.

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

Changes in the fair value of the Company’s derivative financial instruments generally are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by BlackRock’s registered life insurance company are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or repledge the collateral combined with the fact the activity is in a registered life insurance company, the Company records on its condensed consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At March 31, 2012 and December 31, 2011, the fair value of loaned securities held by separate account assets was approximately $20.7 billion and $19.5 billion, respectively, and the collateral held under these securities lending agreements was approximately $22.3 billion and $20.9 billion, respectively. During the three months ended March 31, 2012 and 2011, the Company had not sold or repledged any of the collateral received under these arrangements.

Appropriated Retained Earnings. Upon adoption of Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), on January 1, 2010, BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to the adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings. In addition, on September 30, 2011, BlackRock consolidated one additional CLO, resulting in $19 million of additional appropriated retained earnings upon the initial consolidation.

Accounting Policies Adopted in the Three Months Ended March 31, 2012

Amendments to Fair Value Measurements and Disclosures. On January 1, 2012, the Company adopted the applicable provisions of ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarified existing fair value measurement guidance and changed certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of ASU 2011-04 did not materially impact BlackRock’s condensed consolidated financial statements.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	March 31, 2012	December 31, 2011
Available-for-sale investments	$134	$52
Held-to-maturity investments	109	105
Trading investments:
Consolidated sponsored investment funds	202	214
Other equity securities and debt securities	14	7
Deferred compensation plan mutual funds	49	46

Total trading investments	265	267
Other investments:
Consolidated sponsored investment funds	443	373
Equity method investments	584	457
Deferred compensation plan hedge fund equity method investments	12	19
Cost method investments(1)	338	337
Carried interest	66	21

Total other investments	1,443	1,207

Total investments	$1,951	$1,631

(1)	Amounts primarily include Federal Reserve Bank Stock

At March 31, 2012, the Company consolidated $645 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $202 million and $443 million were classified as trading investments and other investments, respectively. At December 31, 2011, the Company consolidated $587 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $214 million and $373 million were classified as trading investments and other investments, respectively.

3. Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(Dollar amounts in millions)
		Gross Unrealized		Carrying Value
March 31, 2012	Cost	Gains	Losses
Equity securities:
Sponsored investment funds	$127	$5	($1)	$131
Collateralized debt obligations (“CDOs”)	1	—	—	1
Debt securities:
Asset-backed debt	1	1	—	2

Total available-for-sale investments	$129	$6	($1)	$134

		Gross Unrealized		Carrying Value
December 31, 2011	Cost	Gains	Losses
Equity securities:
Sponsored investment funds	$52	$—	($2)	$50
CDOs	1	—	—	1
Debt securities:
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$54	$—	($2)	$52

Available-for-sale investments included seed investments in BlackRock sponsored investment mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $109 million and $105 million at March 31, 2012 and December 31, 2011, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (the carrying value) of these investments approximates fair value. The amortized cost of debt securities classified as held-to-maturity at March 31, 2012 by maturity date was as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Foreign government debt	$100	$—	$—	$9	$109

3. Investments (continued)

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	March 31, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$45	$49	$45	$46
Equity securities	188	194	174	169
Debt securities:
Foreign debt	—	—	12	12
Corporate debt	23	22	39	40

Total trading investments	$256	$265	$270	$267

At March 31, 2012, trading investments included $180 million of equity securities and $22 million of debt securities held by consolidated sponsored investment funds, $49 million of certain deferred compensation plan mutual fund investments and $14 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	March 31, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$388	$443	$345	$373
Equity method	566	584	487	457
Deferred compensation plan hedge fund equity method investments	15	12	17	19
Cost method investments:
Federal Reserve Bank stock	329	329	328	328
Other	9	9	9	9

Total cost method investments	338	338	337	337
Carried interest	—	66	—	21

Total other investments	$1,307	$1,443	$1,186	$1,207

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments include BlackRock’s direct investments in BlackRock sponsored investment products.

Cost method investments include non-marketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. As of March 31, 2012, there were no indicators of impairments on these investments.

Carried interest represents allocations to BlackRock general partner capital accounts for certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

4. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments owned by these consolidated sponsored investment funds are classified as trading or other investments. The following table presents the balances related to these consolidated funds that were included on the condensed consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(Dollar amounts in millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$99	$196
Investments:
Trading investments	202	214
Other investments	443	373
Other assets	9	5
Other liabilities	(38)	(37)
Non-controlling interests	(264)	(276)

BlackRock’s net interests in consolidated investment funds	$451	$475

BlackRock’s total exposure to consolidated sponsored investment funds of $451 million and $475 million at March 31, 2012 and December 31, 2011, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at both March 31, 2012 and December 31, 2011, four consolidated CLOs and one other consolidated sponsored investment fund, which were deemed to be variable interest entities (“VIEs”), were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in its operations.

5. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $147.4 billion at March 31, 2012 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	March 31, 2012
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$131	$—	$1	$—	$132
Debt securities	—	2	—	—	2

Total available-for-sale	131	2	1	—	134
Held-to-maturity:
Debt securities	—	—	—	109	109
Trading:
Deferred compensation plan mutual funds	49	—	—	—	49
Equity/Multi-asset class mutual funds	189	5	—	—	194
Debt securities	—	22	—	—	22

Total trading	238	27	—	—	265
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	43	53	—	96
Private / public equity	18	—	329	—	347

Total consolidated sponsored investment funds	18	43	382	—	443
Equity method:
Hedge funds / Funds of hedge funds	—	68	197	24	289
Private equity investments	—	—	89	21	110
Real estate funds	—	—	95	20	115
Fixed income mutual funds	27	—	—	—	27
Equity/Multi-asset class, alternative mutual funds	43	—	—	—	43

Total equity method	70	68	381	65	584
Deferred compensation plan hedge fund equity method investments	—	12	—	—	12
Cost method investments	—	—	—	338	338
Carried interest	—	—	—	66	66

Total investments	457	152	764	578	1,951
Separate account assets:
Equity securities	84,677	—	13	—	84,690
Debt securities	—	32,240	—	—	32,240
Derivatives	—	406	—	—	406
Money market funds	3,781	—	—	—	3,781
Other	—	1,045	—	1,005	2,050

Total separate account assets	88,458	33,691	13	1,005	123,167
Collateral held under securities lending agreements:
Equity securities	14,537	—	—	—	14,537
Debt securities	—	7,805	—	—	7,805

Total collateral held under securities lending agreements	14,537	7,805	—	—	22,342
Other assets(2)	—	12	—	—	12
Assets of consolidated VIEs:
Bank loans	—	1,332	47	—	1,379
Bonds	—	94	44	—	138
Private / public equity	4	5	28	—	37

Total assets of consolidated VIEs	4	1,431	119	—	1,554

Total	$103,456	$43,091	$896	$1,583	$149,026

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

(2)	Amount includes company-owned and split-dollar life insurance policies.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2012 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2012
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,547	$1,547
Collateral liabilities under securities lending agreements	14,537	7,805	—	22,342
Other liabilities(1)	13	4	—	17

Total liabilities measured at fair value	$14,550	$7,809	$1,547	$23,906

(1)

Amounts included credit default swap (Pillars) (see Note 7, Derivatives and Hedging, for more information) and securities sold within consolidated investment funds recorded within other liabilities on the condensed consolidated statement of financial condition.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Total assets measured at fair value on a recurring basis of $141.6 billion at December 31, 2011 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2011
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$50	$—	$1	$—	$51
Debt securities	—	1	—	—	1

Total available-for-sale	50	1	1	—	52
Held-to-maturity:
Debt securities	—	—	—	105	105
Trading:
Deferred compensation plan mutual funds	46	—	—	—	46
Equity securities	163	6	—	—	169
Debt securities	—	52	—	—	52

Total trading	209	58	—	—	267
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	20	22	—	42
Private / public equity	18	—	313	—	331

Total consolidated sponsored investment funds	18	20	335	—	373
Equity method:
Hedge funds / Funds of hedge funds	—	33	193	14	240
Private equity investments	—	—	85	21	106
Real estate funds	—	—	88	20	108
Equity mutual funds	3	—	—	—	3

Total equity method	3	33	366	55	457
Deferred compensation plan hedge fund equity method investments	—	19	—	—	19
Cost method investments	—	—	—	337	337
Carried interest	—	—	—	21	21

Total investments	280	131	702	518	1,631

Separate account assets:
Equity securities	74,088	—	3	—	74,091
Debt securities	—	38,596	7	—	38,603
Derivatives	8	1,487	—	—	1,495
Money market funds	2,845	—	—	—	2,845
Other	—	920	—	917	1,837

Total separate account assets	76,941	41,003	10	917	118,871
Collateral held under securities lending agreements:
Equity securities	14,092	—	—	—	14,092
Debt securities	—	6,826	—	—	6,826

Total collateral held under securities lending agreements	14,092	6,826	—	—	20,918
Other assets(2)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,376	83	—	1,459
Bonds	—	105	40	—	145
Private / public equity	4	4	27	—	35

Total assets of consolidated VIEs	4	1,485	150	—	1,639

Total	$91,317	$49,456	$862	$1,435	$143,070

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

(1)

Amounts included credit default swap (Pillars) (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statement of financial condition

Separate Account Assets. The separate account assets are maintained by a wholly owned subsidiary of the Company which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

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

Direct investments in private equity companies held by private equity funds totaled $65 million at March 31, 2012. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third- party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of value indicated. Under the market approach, fair value may be determined by reference to multiples of market comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. Significant increases (decreases) in the unobservable inputs used to value direct investments in private equity companies held by private equity funds could result in a significantly higher or lower fair value. See Note 2, Significant Accounting Policies, for more information on valuation process.

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

Level 3 Liabilities. Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single-broker non-binding quotes.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2012

(Dollar amounts in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	22	1	27	—	—	3	—	53	1
Private equity	313	29	5	(18)	—	—	—	329	27
Equity method:
Hedge funds / Funds of hedge funds	193	16	—	—	(12)	—	—	197	16
Private equity investments	85	4	2	—	(2)	—	—	89	4
Real estate funds	88	—	7	—	—	—	—	95	—

Total Level 3 investments	702	50	41	(18)	(14)	3	—	764	48
Separate account assets:
Equity securities	3	1	1	(3)	—	11	—	13
Debt securities	7	—	—	(6)	—	—	(1)	—

Total Level 3 separate account assets	10	1	1	(9)	—	11	(1)	13	n/a	(3)

Assets of consolidated VIEs:
Bank loans	83	—	7	(6)	—	5	(42)	47
Bonds	40	2	2	—	—	—	—	44
Private equity	27	3	—	(2)	—	—	—	28

Total Level 3 assets of consolidated VIEs	150	5	9	(8)	—	5	(42)	119	n/a	(4)

Total Level 3 assets	$862	$56	$51	($35)	($14)	$19	($43)	$896

Liabilities:
Borrowings of consolidated VIEs	$1,574	($49)	$—	$—	($76)	$—	$—	$1,547	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (funds and CDOs)	$2	$—	$—	$—	$—	$—	$—	$2	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	3	—	(1)	—	—	(1)	20	3
Private equity	299	12	1	(7)	—	—	—	305	12
Equity method:
Hedge funds / Funds of hedge funds	226	16	2	(1)	(16)	—	—	227	16
Private equity investments	68	1	1	—	—	—	—	70	1
Real estate funds	36	1	4	—	—	—	—	41	1

Total Level 3 investments	650	33	8	(9)	(16)	—	(1)	665	33
Separate account assets:
Equity securities	4	(1)	3	(3)	—	38	—	41
Debt securities	170	(1)	96	(70)	—	—	(87)	108

Total Level 3 separate account assets	174	(2)	99	(73)	—	38	(87)	149	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(2)	5	(3)	—	14	(8)	38
Private equity	30	2	—	—	—	—	—	32

Total Level 3 assets of consolidated VIEs	62	—	5	(3)	—	14	(8)	70	n/a	(4)

Total Level 3 assets	$886	$31	$112	($85)	($16)	$52	($96)	$884

Liabilities:
Borrowings of consolidated VIEs	$1,278	($19)	$—	$—	$—	$—	$—	$1,297	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees.
(2)	Earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

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

Separate Account Assets. In the three months ended March 31, 2012, there were $11 million of transfers of equity securities into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

In the three months ended March 31, 2011, there were $87 million of transfers out of Level 3 to Level 2 related to debt securities held within separate account assets. The transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

In the three months ended March 31, 2011, there were $38 million of transfers of equity securities held within separate account assets into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Assets of Consolidated VIEs. In the three months ended March 31, 2012 and 2011, there were $42 million and $8 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, in the three months ended March 31, 2012 and 2011 there were $5 million and $14 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. The transfers in and out of Levels were primarily due to availability/ unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Other Settlements. For the three months ended March 31, 2012 and 2011, there were $14 million and $16 million, respectively, of distributions from equity method investees categorized in Level 3.

5. Fair Value Disclosures (continued)

Disclosures of Fair Value for Additional Financial Instruments. As of March 31, 2012 and December 31, 2011, the fair value of the Company’s financial instruments are categorized in the table below:

	March 31, 2012		December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$2,552	$2,552	$3,506	$3,506	Level 1	(1)
Accounts receivable	2,312	2,312	1,960	1,960	Level 1	(2)
Due from related parties	139	139	142	142	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	95	95	54	54	Level 1	(2)

Financial Liabilities:
Accounts payable and accrued liabilities	1,260	1,260	923	923	Level 1	(2)
Due to related parties	24	24	22	22	Level 1	(2)
Short-term borrowings	100	100	100	100	Level 1	(2)
Long-term borrowings	4,690	5,129	4,690	5,057	Level 2	(3)

(1)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund. At March 31, 2012 and December 31, 2011, approximately $46 million and $123 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition.

(2)

The carrying amounts of accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related parties and short-term borrowings approximate fair value due to their short term nature.

(3)

Long-term borrowings are recorded at amortized amounts. The fair value of the Company’s long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2012 and December 2011, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on NAVs (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, market indices or valuation services from third-party service providers. At March 31, 2012 and December 31, 2011, with the exception of certain equity and cost method investments and carried interest investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value.

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

March 31, 2012

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$3	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	264	41	n/r	n/r
Other funds of hedge funds	(c)	78	—	Monthly (35%), Quarterly (28%) Annual (1%) n/r (36%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	264	3	Monthly (3%), Quarterly (24%) n/r (73%)	15 – 90 days
Private equity funds	(e)	89	47	n/r	n/r
Real estate funds	(f)	95	24	n/r	n/r
Deferred compensation plan hedge fund investments	(g)	12	—	Monthly (25%), Quarterly (75%)	60 – 90 days

Consolidated VIE:
Private equity fund	(h)	27	2	n/r	n/r

Total		$832	$117

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

December 31, 2011

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$2	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	258	44	n/r	n/r
Other funds of hedge funds	(c)	24	—	Monthly (25%) Quarterly (54%) n/r (21%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	226	4	Monthly (2%) Quarterly (15%) n/r (83%)	15 – 90 days
Private equity funds	(e)	85	48	n/r	n/r
Real estate funds	(f)	88	17	n/r	n/r
Deferred compensation plan hedge fund investments	(g)	19	—	Monthly (16%) Quarterly (84%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h)	27	2	n/r	n/r

Total		$729	$115

n/r – not redeemable

(1)	Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.
(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately eight years at both March 31, 2012 and December 31, 2011. The total remaining unfunded commitments to other third-party funds were $41 million and $44 million at March 31, 2012 and December 31, 2011, respectively. The Company was contractually obligated to fund $33 million at both March 31, 2012 and December 31, 2011 to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. The majority of the underlying funds in this category can be redeemed as long as there are no restrictions in place. At March 31, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12-24 months.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments in this category have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately six years at both March 31, 2012 and December 31, 2011.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately six years at both March 31, 2012 and December 31, 2011.
(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in the funds. The majority of the Company’s investments in this category is not subject to redemption or is not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both March 31, 2012 and December 31, 2011.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.
(h)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately three and four years at March 31, 2012 and December 31, 2011, respectively. Total remaining unfunded commitments to other third-party funds is $2 million at both March 31, 2012 and December 31, 2011, which are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Fair Value Option. Upon the initial consolidation of four CLOs, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents the fair value of those assets and liabilities for which the fair value option was elected as of March 31, 2012 and December 31, 2011:

(Dollar amounts in millions)	March 31, 2012	December 31, 2011
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,409	$1,522
Fair value	1,379	1,459

Aggregate unpaid principal balance in excess of fair value	$30	$63
Unpaid principal balance of loans more than 90 days past due	$4	$4
Aggregate fair value of loans more than 90 days past due	—	—

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$4
CLO Borrowings:
Aggregate principal amounts outstanding	$1,705	$1,781
Fair value	$1,547	$1,574

At March 31, 2012, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the three months ended March 31, 2012 and 2011, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $56 million gain and a $20 million gain, respectively, which were offset by a $67 million loss and a $34 million loss, respectively, from the change in fair value of the CLO borrowings.

The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income.

The change in fair value of the assets and liabilities included interest income and expense, respectively.

6. Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including CDOs/CLOs and sponsored investment funds, which may be considered VIEs. The Company receives advisory fees and/or other incentive-related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs generally is limited to its equity interests.

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

6. Variable Interest Entities (continued)

The PB of a CDO/CLO or other entity that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the entity.

VIEs in which BlackRock is the PB. At both March 31, 2012 and December 31, 2011, BlackRock was the PB of five VIEs. The VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At March 31, 2012 and December 31, 2011, the following balances related to these VIEs were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	March 31, 2012	December 31, 2011
Assets of consolidated VIEs:
Cash and cash equivalents	$95	$54
Bank loans	1,379	1,459
Bonds	138	145
Other investments	37	35

Total bank loans, bonds and other investments	1,554	1,639
Liabilities of consolidated VIEs:
Borrowings	(1,547)	(1,574)
Other liabilities	(9)	(9)
Appropriated retained earnings	(57)	(72)
Non-controlling interests of consolidated VIEs	(36)	(38)

Total net interests in consolidated VIEs	$—	$—

For the three months ended March 31, 2012, the Company recorded a non-operating loss of $12 million offset by a $12 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income.

For the three months ended March 31, 2011, the Company recorded a non-operating loss of $15 million offset by a $15 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income.

At March 31, 2012 and December 31, 2011 the weighted-average maturities of the bank loans and bonds were approximately 4.2 years.

6. Variable Interest Entities (continued)

VIEs in which the Company holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE. At March 31, 2012 and December 31, 2011, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, were as follows:

At March 31, 2012

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$1	$3	($4)	$21
Other sponsored investment funds:
Collective trusts	—	197	—	197
Other	16	60	—	76

Total	$17	$260	($4)	$294

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, was as follows:

•

CDOs/CLOs - approximately ($2) billion, comprised of approximately $5 billion of assets at fair value and $7 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

•	Other sponsored investments funds – approximately $1.3 trillion to $1.4 trillion of net assets

•	This amount includes approximately $1.2 trillion of collective trusts. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts.

•	The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

At March 31, 2012, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) advisory fee receivables, (ii) BlackRock’s investments and (iii) $17 million of credit protection sold by BlackRock to a third-party in a synthetic CDO transaction.

6. Variable Interest Entities (continued)

VIEs in which BlackRock holds significant variable interests or is the sponsor that holds a variable interest but is not the PB of the VIE (continued)

At December 31, 2011

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$1	$2	($3)	$20
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	18	54	(5)	72

Total	$19	$240	($8)	$276

The size of the net assets of the VIEs that the Company does not consolidate related to CDOs/CLOs and other sponsored investment funds, including collective trusts, was as follows:

•

CDOs/CLOs - approximately ($2) billion, comprised of approximately $5 billion of assets at fair value and $7 billion of liabilities, primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

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

At December 31, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables, (ii) BlackRock’s investments and (iii) $17 million of credit protection sold by BlackRock to a third-party in a synthetic CDO transaction.

7. Derivatives and Hedging

The Company entered into a designated cash flow hedge in May 2011 consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year commencing November 24, 2011. The fair value of the interest rate swap as of March 31, 2012 was not material to the Company’s condensed consolidated financial statements.

The Company maintains a program to enter into total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At March 31, 2012 and December 31, 2011, the Company had eight and six outstanding total return swaps, respectively, with an aggregate notional value of approximately $148 million and $43 million, respectively. The fair value of the outstanding total return swaps as of March 31, 2012 and December 31, 2011 was not material to the Company’s condensed consolidated financial statements.

Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At March 31, 2012, the Company had one outstanding forward foreign currency exchange contract with an aggregate notional value of approximately $44 million. The fair value of the forward foreign currency exchange contract as of March 31, 2012 was not material to the Company’s condensed consolidated financial statements. At December 31, 2011, the Company did not have any outstanding forward foreign currency exchange contracts.

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

On behalf of clients of the Company’s registered life insurance company which maintains separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures and forward foreign currency exchange contracts, interest rate swaps and inflation rate swaps. Net realized and unrealized gains and losses attributable to derivatives held by separate account assets accrue directly to the contract owners and are not reported in the Company’s condensed consolidated statements of income.

The following table presents the fair value at March 31, 2012 and December 31, 2011 of derivative instruments not designated as hedging instruments:

	March 31, 2012		December 31, 2011
(Dollar amounts in millions)	Assets	Liabilities	Assets	Liabilities
Credit default swap (Pillars)
Other liabilities	$—	$4	$—	$3
Separate account derivatives
Separate account assets	406	—	1,495	—
Separate account liabilities	—	406	—	1,495

Total	$406	$410	$1,495	$1,498

The fair value of the derivatives held by separate account assets is equal to and offset by a separate account liability.

7. Derivatives and Hedging (continued)

The following table presents gains (losses) recognized in income on derivative instruments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011
Total return swaps(1)	($12)	($1)

(1)	Gains (losses) on total return swaps are included in non-operating income (expense).

Gains (losses) on the interest rate swap, forward foreign currency exchange contract and Pillars were immaterial for the three months ended March 31, 2012 and 2011.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The fair value of such derivatives as of March 31, 2012 and December 31, 2011 was not material to the Company’s condensed consolidated financial statements. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s condensed consolidated financial statements for the three months ended March 31, 2012 and 2011.

8. Goodwill

Goodwill activity during the three months ended March 31, 2012 was as follows:

(Dollar amounts in millions)
December 31, 2011	$12,792
Claymore Investments, Inc(1)	112
Excess tax basis amortization(2)	(5)

March 31, 2012	$12,899

(1)

Amount represents goodwill resulting from the Company’s acquisition of the Canadian exchange-traded products (“ETP”) provider, Claymore Investments, Inc. (the “Claymore Transaction”) on March 7, 2012 for approximately $210 million.

(2)

At March 31, 2012, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $347 million. Goodwill related to the acquisition of the fund-of-funds business of Quellos Group, LLC (the “Quellos Transaction”) will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2011	$16,597	$759	$17,356
Claymore Transaction	163	—	163
Amortization expense	—	(39)	(39)

March 31, 2012	$16,760	$720	$17,480

In March 2012, in connection with the Claymore Transaction, the Company acquired $163 million of indefinite-lived ETP management contracts.

10. Borrowings

Short-Term Borrowings

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”.) The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at March 31, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2012, the Company had $100 million outstanding under this facility at an interest rate of 1.12% and a maturity in April 2012. During April 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.12% and a maturity in May 2012.

As of March 31, 2012, Barclays had $214 million participation under the 2012 credit facility. In April 2012, the amount of Barclays’ participation under the 2012 credit facility was increased to $255 million.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program from $3.0 billion to $3.5 billion. The CP Program currently is supported by the 2012 credit facility.

As of March 31, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of March 2012 included the following:

(Dollar amounts in millions)	2.25% Notes due 2012	Floating Rate Notes due 2013	3.50% Notes due 2014	6.25% Notes due 2017	5.00% Notes due 2019	4.25% Notes due 2021	Total Long-term Borrowings
Maturity amount	$500	$750	$1,000	$700	$1,000	$750	$4,700
Unamortized discount	—	—	(1)	(3)	(2)	(4)	(10)

Carrying value	$500	$750	$999	$697	$998	$746	$4,690

Fair value	$506	$753	$1,071	$849	$1,147	$803	$5,129

Long-term borrowings at December 31, 2011 had a carrying value of $4,690 million and a fair value of $5,057 million determined using market prices at the end of December 2011.

See Note 11, Borrowings, in the 2011 Form 10-K for more information.

11. Commitments and Contingencies

Investment Commitments. At March 31, 2012, the Company had $110 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Under the transaction agreement in the Merrill Lynch Investment Managers (“MLIM”) acquisition, the Company has agreed to indemnify Merrill Lynch for losses it may incur arising from various items including certain specified tax covenants.

Under the transaction agreement in the Barclays Global Investors (“BGI”) acquisition from Barclays (the “BGI Transaction”), the Company has agreed to indemnify Barclays for losses it may incur arising from (1) breach by the Company of certain representations; (2) breach by the Company of any covenant in the agreement; (3) liabilities of the entities acquired in the transaction other than liabilities assumed by Barclays or for which it is providing indemnification and (4) certain taxes.

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

12. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are as follows:

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$109	$120
Long-term incentive plans funded by PNC	5	14
Stock options	—	3

Total stock-based compensation	$114	$137

Restricted Stock and RSUs

Restricted stock and RSU activity for the three months ended March 31, 2012 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2011	5,528,781	$196.44
Granted	2,420,741	$166.31
Converted	(1,542,145)	$174.96
Forfeited	(36,730)	$197.78

March 31, 2012(1)	6,370,647	$190.20

(1)	As of March 31, 2012, approximately 5.8 million awards are expected to vest and 0.4 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2012, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	1,365,691 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;

•	418,038 RSUs to employees that cliff vest 100% on January 31, 2015; and

•

616,117 RSUs, which will primarily be funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards will vest on the fourth, fifth or sixth anniversaries of the grant date subject to pre-determined market conditions being achieved during the six year term of the award.

As of March 31, 2012, there was $686 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.8 years.

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

During 2007 through 2011, approximately 2.5 million shares were surrendered, including 1.3 million RSUs, which vested and were funded by PNC on September 29, 2011. At March 31, 2012 approximately 0.2 million shares that vest in January 2013 remain committed by PNC.

At March 31, 2012, the remaining shares committed by PNC, of approximately 1.3 million, are available to fund future long-term incentive awards, including a portion of the awards granted in January 2012.

Stock Options

Options outstanding at March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2011	2,190,907	$105.33
Exercised	(938,440)	$41.25

March 31, 2012(1)	1,252,467	$153.34

(1)	At March 31, 2012, all options were vested. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 was $138 million.

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

Capital Requirements. At March 31, 2012, the Company was required to maintain approximately $1,218 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to various regulatory capital requirements administered by the Federal banking agencies), entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers and was in compliance with all applicable regulatory net capital requirements.

14. Restructuring Charges

The Company recorded a pre-tax restructuring charge of approximately $32 million ($22 million after-tax) during the year ended December 31, 2011. This charge was comprised of $24 million of severance and associated outplacement costs and $8 million of expenses related to the accelerated amortization of previously granted equity-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)
Liability as of December 31, 2011	$18
Cash payments	(11)

Liability as of March 31, 2012	$7

15. Capital Stock

Non-voting Participating Preferred Stock. The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2012	December 31, 2011
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	38,328,737	38,328,737
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,517,237	1,517,237
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

Share Repurchase Approval. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock.

The Company repurchased 648,000 common shares in open market transactions for approximately $125 million during the three months ended March 31, 2012.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
(Dollar amounts in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income attributable to BlackRock	$572	$572	$568	$568
Less:
Dividends distributed to common shares	285	285	269	269
Dividends distributed to participating RSUs	—	—	3	3

Undistributed net income attributable to BlackRock	287	287	296	296
Percentage of undistributed net income allocated to common shares(a)	99.8%	99.8%	98.8%	98.8%

Undistributed net income allocated to common shares	286	286	292	292
Plus:
Common share dividends	285	285	269	269

Net income attributable to common shares	$571	$571	$561	$561

Weighted-average shares outstanding	179,022,840	179,022,840	191,797,365	191,797,365
Dilutive effect of:
Non-participating RSUs		2,447,178		1,469,069
Stock options		447,846		796,585
Convertible debt		—		233,485

Total diluted weighted-average shares outstanding		181,917,864		194,296,504

Earnings per share attributable to BlackRock, common stockholders	$3.19	$3.14	$2.92	$2.89

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months ended March 31, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.4 million, respectively.

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

Due to the similarities in terms between BlackRock non-voting participating preferred stock and the Company’s common stock, the Company considers its participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding non-voting participating preferred stock in the calculation of average basic and diluted shares outstanding.

There were no anti-dilutive RSUs or options for the three months ended March 31, 2012 and 2011.

17. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011
Equity	$1,068	$1,115
Fixed income	433	394
Multi-asset class	246	221
Alternatives	221	221
Cash management	89	116

Total investment advisory, administration fees, securities lending revenue and performance fees	2,057	2,067
BlackRock Solutions and advisory	123	128
Distribution fees	19	28
Other revenue	50	59

Total revenue	$2,249	$2,282

17. Segment Information (continued)

The following table illustrates the Company’s total revenue for the three months ended March 31, 2012 and 2011, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended March 31,
Revenue	2012	2011
Americas	$1,566	$1,554
Europe	572	590
Asia-Pacific	111	138

Total revenue	$2,249	$2,282

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at March 31, 2012 and December 31, 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions) Long-lived Assets	March 31, 2012	December 31, 2011
Americas	$13,231	$13,133
Europe	143	123
Asia-Pacific	70	73

Total long-lived assets	$13,444	$13,329

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe is primarily comprised of the United Kingdom. Asia-Pacific is primarily comprised of Japan, Australia and Hong Kong.

18. Subsequent Events

In connection with securities lending transactions, BlackRock, together with Barclays (as described below), have issued certain indemnifications to clients against potential loss that is a direct result of a borrower’s failure to fulfill its obligations (and return securities borrowed) under the securities lending agreement, should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under such securities lending agreement. As part of the BGI acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to several BlackRock securities lending clients through December 1, 2012. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. Beginning in the second quarter 2012, the Company expects client balances indemnified by BlackRock to increase as a result of this transition and over time as the Company’s securities lending activities increase. BlackRock does not currently expect the fair value of these indemnifications to be material to the condensed consolidated financial statements.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property and information security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock, Barclays Bank PLC (“Barclays”) or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time and any liabilities related to securities lending or other indemnification obligations; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly-traded investment management firm. As of March 31, 2012, the Company managed $3.684 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equities, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

As of March 31, 2012, equity ownership of BlackRock was as follows:

	Voting Common Stock	Capital Stock(1)
PNC	23.8%	20.9%
Barclays	2.2%	19.6%
Other	74.0%	59.5%

	100.0%	100.0%

(1)	Includes outstanding common and non-voting preferred stock.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following tables summarize BlackRock’s operating performance for each of the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Variance vs. Three Months Ended March 31, 2011
	2012	2011	Amount	% Change
GAAP basis:
Total revenue	$2,249	$2,282	($33)	(1%)
Total expenses	1,434	1,484	(50)	(3%)

Operating income	$815	$798	$17	2%
Operating margin	36.2%	35.0%	1.2%	3%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$20	$19	$1	5%
Net income attributable to BlackRock, Inc.	$572	$568	$4	1%
Diluted earnings per common share (e)	$3.14	$2.89	$0.25	9%

Effective tax rate	31.5%	30.5%	1.0%	3%

As adjusted:
Operating income(a)	$825	$819	$6	1%
Operating margin(a)	38.6%	39.1%	(0.5%)	(1%)
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$15	$14	$1	7%
Net income attributable to BlackRock, Inc.(c) (d)	$575	$582	($7)	(1%)
Diluted earnings per common share(c) (d) (e)	$3.16	$2.96	$0.20	7%

Effective tax rate(d)	31.5%	30.1%	1.4%	5%

Other:
Assets under management (end of period)	$3,684,087	$3,648,445	$35,642	1%
Diluted weighted-average common shares outstanding(e)	181,917,864	194,296,504	(12,378,640)	(6%)
Shares outstanding (end of period)	179,406,494	192,243,415	(12,836,921)	(7%)
Book value per share*	$140.72	$137.44	$3.28	2%
Cash dividends declared and paid per share	$1.50	$1.375	$0.125	9%

* – Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at quarter-end.

Overview (continued)

Financial Highlights

(continued)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock's financial performance over time. BlackRock's management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Computations for all periods are derived from the Company's condensed consolidated statements of income as follows:

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

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011
Operating income, GAAP basis	$815	$798
Non-GAAP expense adjustments:
PNC LTIP funding obligation	5	14
Merrill Lynch compensation contribution	—	2
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	5

Operating income, as adjusted	825	819
Closed-end fund launch costs	—	19
Closed-end fund launch commissions	—	2

Operating income used for operating margin measurement	$825	$840

Revenue, GAAP basis	$2,249	$2,282
Non-GAAP adjustments:
Distribution and servicing costs	(95)	(109)
Amortization of deferred sales commissions	(16)	(22)

Revenue used for operating margin measurement	$2,138	$2,151

Operating margin, GAAP basis	36.2%	35.0%

Operating margin, as adjusted	38.6%	39.1%

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

Operating income, as adjusted:

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) that has been or will be funded through the distributions to participants of shares of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution, all of which has been received as of first quarter 2012, has been excluded because these charges ultimately do not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of the third quarter 2011.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may have an economic offset in non-operating income. Examples of such adjustments include restructuring charges, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

Overview (continued)

Financial Highlights

(continued)

(b) Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests ("NCI"), as adjusted, is presented below. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011
Non-operating income (expense), GAAP basis	$23	$15
Less: Net income (loss) attributable to NCI	3	(4)

Non-operating income (expense)(1)	20	19
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	(5)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$15	$14

(1)	Net of net income (loss) attributable to non-controlling interests.

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

(Dollar amounts in millions, except per share data)	Three Months Ended March 31,
	2012	2011
Net income attributable to BlackRock, Inc., GAAP basis	$572	$568
Non-GAAP adjustments, net of tax: (d)
PNC LTIP funding obligation	3	9
Merrill Lynch compensation contribution	—	2
Income tax law changes	—	3

Net income attributable to BlackRock, Inc., as adjusted	$575	$582

Allocation of net income attributable to BlackRock, Inc., as adjusted:
Common shares(e)	$574	$575
Participating restricted stock units	1	7

Net income attributable to BlackRock, Inc., as adjusted	$575	$582

Diluted weighted-average common shares outstanding (e)	181,917,864	194,296,504
Diluted earnings per common share, GAAP basis (e)	$3.14	$2.89

Diluted earnings per common share, as adjusted (e)	$3.16	$2.96

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on PNC LTIP funding obligation and Merrill Lynch compensation contribution.

During the three months ended March 31, 2011, adjustments primarily related to enacted state tax legislation that resulted in the re-measurement of certain net deferred income tax liabilities, primarily related to acquired intangible assets. The resulting increase in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as this item will not have a cash flow impact and to ensure comparability for periods presented.

(d) For the quarters ended March 31, 2012 and 2011, non-GAAP adjustments were tax effected at 31.5% and 33.0%, respectively, reflecting a blended rate applicable to the adjustments.

(e) Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share. For the quarters ended March 31, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.4 million, respectively.

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

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and high net worth investors. There are 614 iShares globally across equities, fixed income and commodities, which trade like common stocks on 21 exchanges worldwide. iShares AUM totaled $671.7 billion at March 31, 2012. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange funds. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

BlackRock also earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. The securities loaned are secured by collateral in the form of cash or securities, with minimum collateral generally ranging from approximately 102% to 112% of the value of the loaned securities. The revenue earned is shared between BlackRock and the funds or other third-party accounts managed by the Company from which the securities are borrowed. Historically, securities lending revenue in the second quarter exceeds the other quarters during the year.

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

Overview (continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $12 trillion of positions are processed on the Company’s Aladdin® operating platform, which serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform and (iii) performance fees if contractual thresholds are met.

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

•

Direct fund expenses primarily consist of third-party non-advisory expenses incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expenses, audit and tax services as well as other fund-related expenses directly attributable to the non-advisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

•

General and administration expenses include marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses, including foreign currency remeasurement costs.

Non-operating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments, as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading or other investment activities that could conflict with the interests of its clients.

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

				Variance vs.
(Dollar amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Equity:
Active	$297,184	$275,156	$343,389	8%	(13%)
Institutional index	966,950	865,299	945,226	12%	2%
iShares	479,585	419,651	474,966	14%	1%
Fixed income:
Active	624,723	614,804	595,314	2%	5%
Institutional index	450,749	479,116	436,084	(6%)	3%
iShares	168,365	153,802	126,791	9%	33%
Multi-asset class	246,507	225,170	207,982	9%	19%
Alternatives(1):
Core	65,788	63,647	66,657	3%	(1%)
Currency and commodities	44,656	41,301	48,596	8%	(8%)

Long-term	3,344,507	3,137,946	3,245,005	7%	3%
Cash management	241,929	254,665	256,694	(5%)	(6%)

Sub-total	3,586,436	3,392,611	3,501,699	6%	2%
Advisory(2)	97,651	120,070	146,746	(19%)	(33%)

Total AUM	$3,684,087	$3,512,681	$3,648,445	5%	1%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Mix of Assets Under Management – by Asset Class

	March 31, 2012	December 31, 2011	March 31, 2011
Equity:
Active	8%	8%	9%
Institutional index	25%	25%	27%
iShares	13%	12%	13%
Fixed income:
Active	17%	18%	16%
Institutional index	12%	14%	12%
iShares	5%	4%	3%
Multi-asset class	7%	6%	6%
Alternatives(1):
Core	2%	2%	2%
Currency and commodities	1%	1%	1%

Long-term	90%	90%	89%
Cash management	7%	7%	7%

Sub-total	97%	97%	96%
Advisory(2)	3%	3%	4%

Total	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended March 31, 2012.

(Dollar amounts in millions)	December 31,	Net subscriptions		Market appreciation	Foreign	March 31,
	2011	(redemptions)(1)	Acquisition (2)	(depreciation)	exchange(3)	2012
Equity:
Active	$275,156	($4,477)	$—	$25,215	$1,290	$297,184
Institutional index	865,299	(452)	95	101,009	999	966,950
iShares	419,651	7,836	3,517	46,463	2,118	479,585
Fixed income:
Active	614,804	1,087	—	8,094	738	624,723
Institutional index	479,116	(29,871)	—	888	616	450,749
iShares	153,802	9,441	3,026	1,265	831	168,365
Multi-asset class	225,170	4,766	78	14,777	1,716	246,507
Alternatives:
Core	63,647	672	5	1,335	129	65,788
Currency and commodities	41,301	672	860	2,171	(348)	44,656

Long-term	3,137,946	(10,326)	7,581	201,217	8,089	3,344,507
Cash management	254,665	(14,935)	—	787	1,412	241,929

Sub-total	3,392,611	(25,261)	7,581	202,004	9,501	3,586,436
Advisory(4)	120,070	(22,856)	—	(309)	746	97,651

Total AUM	$3,512,681	($48,117)	$7,581	$201,695	$10,247	$3,684,087

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include AUM acquired in the Claymore Investments, Inc. acquisition (the “Claymore Transaction”) in March 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $171.4 billion to $3.684 trillion at March 31, 2012 from $3.513 trillion at December 31, 2011, driven largely by $211.9 billion of market and foreign exchange gains and $7.6 billion of AUM related to the Claymore Transaction.

Net market appreciation of $201.7 billion included appreciation of $172.7 billion in equity products, primarily due to higher global equity markets and $14.8 billion in multi-asset class products, primarily in global asset allocation and target date funds.

The $10.2 billion increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars was primarily due to the weakening of the U.S. dollar, primarily against the pound sterling and euro, partially offset by the strengthening of the U.S. dollar against the Japanese yen.

Total Net Subscriptions (Redemptions). Total net redemptions of $48.1 billion reflected net redemptions of $66.8 billion from institutional clients, partially offset by subscriptions of $18.2 billion from iShares clients.

Long-term Net Subscriptions (Redemptions). Net redemptions in long-term products totaled $10.3 billion including the impact of a previously announced institutional fixed income index redemption that totaled $36 billion from a single client. Net new business of $25.7 billion, excluding the previously announced redemption, reflected inflows of: (a) $17.3 billion in fixed income and equity iShares, concentrated in sector-specific strategies for fixed income and regional/country strategies for equity iShares, (b) $6.1 billion in institutional index fixed income products across most strategies, (c) $4.8 billion in multi-asset class products, reflecting ongoing strength in target date and global asset allocation products, (d) $1.3 billion in alternatives mandates reflecting $0.7 billion of net inflows across core product offerings, including hedge funds, fund of funds, real estate and private equity and $0.6 billion of net inflows into commodity and currency products. Net subscriptions were partially offset by $4.5 billion of outflows from active equity, largely driven by outflows from scientific active equity products.

Assets Under Management (continued)

Cash Management Net Redemptions. Cash management net outflows of $14.9 billion were comprised of outflows from institutional clients reflecting the low-rate environment and cyclical trends toward re-risking in the first quarter 2012. Net outflows were partially offset by net inflows into government funds from domestic retail clients.

Advisory Net Redemptions. Advisory AUM outflows of $22.9 billion were driven by portfolio liquidations disbursements.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended March 31, 2012.

(Dollar amounts in millions)	March 31,	Net subscriptions	BGI merger- related		Market appreciation	Foreign	March 31,
	2011	(redemptions)(1)	outflow(2)	Acquisition (3)	(depreciation)	exchange(4)	2012
Equity:
Active	$343,389	($29,584)	$—	$—	($15,631)	($990)	$297,184
Institutional index	945,226	20,887	(9,900)	95	14,280	(3,638)	966,950
iShares	474,966	25,250	—	3,517	(20,288)	(3,860)	479,585
Fixed income:
Active	595,314	(13,634)	—	—	45,081	(2,038)	624,723
Institutional index	436,084	(43,884)	—	—	58,910	(361)	450,749
iShares	126,791	33,977	—	3,026	6,094	(1,523)	168,365
Multi-asset class	207,982	32,481	—	78	9,422	(3,456)	246,507
Alternatives:(5)
Core	66,657	(912)	—	5	166	(128)	65,788
Currency and commodities	48,596	(2,292)	—	860	(2,531)	23	44,656

Long-term	3,245,005	22,289	(9,900)	7,581	95,503	(15,971)	3,344,507
Cash management	256,694	(13,393)	—	—	593	(1,965)	241,929

Sub-total	3,501,699	8,896	(9,900)	7,581	96,096	(17,936)	3,586,436
Advisory(6)	146,746	(48,251)	—	—	1,224	(2,068)	97,651

Total AUM	$3,648,445	($39,355)	($9,900)	$7,581	$97,320	($20,004)	$3,684,087

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include outflows due to manager concentration considerations.
(3)	Amounts include AUM acquired in the Claymore Transaction in March 2012.
(4)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(5)	Data reflects the reclassification of prior period AUM into the current period presentation.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $35.6 billion, or 1%, to $3.684 trillion at March 31, 2012 from $3.648 trillion at March 31, 2011. The increase in AUM was attributable to $97.3 billion in market gains, $22.3 billion of net subscriptions in long-term products excluding merger-related outflows, and $7.6 billion related to the Claymore Transaction, partially offset by $48.3 billion of advisory distributions, $20.0 billion in foreign exchange valuation declines, $13.4 billion of cash management net outflows and $9.9 billion from a BGI merger-related outflow.

Net market appreciation of $97.3 billion included $110.1 billion of appreciation in fixed income products, primarily local currency and U.S. products, and $9.4 billion in multi-asset class products primarily fiduciary funds, partially offset by net market depreciation of $21.6 billion in equity products resulting from lower global equity markets in the second half of 2011.

The $20.0 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the euro.

Assets Under Management (continued)

Total Net Subscriptions (Redemptions). Total net redemptions of $49.3 billion, including BGI merger-related outflows of $9.9 billion, for the twelve months ended March 31, 2012 included net redemptions of $112.8 billion from institutional clients, partially offset by net subscriptions of $60.7 billion from iShares clients and $2.8 billion from retail (primarily U.S.) and high net worth clients.

Long-term Net Subscriptions (Redemptions) excluding BGI merger-related outflows. Net subscriptions in long-term mandates of $22.3 billion ($58.3 billion, excluding the previously mentioned $36 billion redemption from a single client) resulted from net subscriptions of: (a) $34.0 billion in fixed income iShares, concentrated in U.S. sector-specific and U.S. target duration products, (b) $32.5 billion in multi-asset class products, reflecting strong demand for fiduciary management services, asset allocation products and target-date funds (including LifePath® portfolios), (c) $25.3 billion in equity iShares net inflows concentrated in regional/country and global strategies and (d) $20.9 billion of inflows in institutional index equity, concentrated in regional/country and global strategies, partially offset by net outflows in U.S. equity products. These net subscriptions were partially offset by net redemptions of (a) $43.9 billion in institutional index fixed income products, concentrated in local currency strategies, including a previously announced institutional fixed income index redemption that totaled $36 billion from a single client, (b) $43.2 billion of combined outflows across various global active equity strategies and fixed income strategies, partially offset by inflows in sector specific and municipal strategies and (c) $3.2 billion of net outflows from alternatives, including $4.3 billion from currency products, partially offset by $2.0 billion of net inflows in commodity products.

Cash Management Net Redemptions. Cash management net outflows of $13.4 billion were substantially from institutional clients concentrated in prime strategies. Net outflows were partially offset by net inflows in government funds from domestic institutional and retail and clients.

Advisory Net Redemptions. Advisory AUM outflows of $48.3 billion were driven by disbursements from portfolio liquidations.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011

Operating Income and Operating Margin Overview

GAAP

	Three Months Ended March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	%
Revenue	$2,249	$2,282	($33)	(1%)
Expenses	1,434	1,484	(50)	(3%)

Operating income	$815	$798	$17	2%

Operating margin	36.2%	35.0%	1.2%	3%

The increase in operating income and operating margin for the three months ended March 31, 2012 was attributable to the $50 million net decrease in operating expenses, primarily related to expense discipline combined with the non-recurrence of closed-end fund launch costs that were incurred in the three months ended March 31, 2011. The increases in operating income and operating margin partially were offset by a $33 million decrease in revenues, primarily related to average market declines, partially offset by improvements in securities lending revenue.

As Adjusted

	Three Months Ended
	March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	%
Revenue	$2,249	$2,282	($33)	(1%)
Expenses	1,424	1,463	(39)	(3%)

Operating income(1)	$825	$819	$6	1%

Operating margin(1)	38.6%	39.1%	(0.5%)	(1%)

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increase in operating income, as adjusted, for the three months ended March 31, 2012 was attributable to the $39 million decrease in expenses, substantially offset by the $33 million decrease in revenue as discussed above.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Revenue

	Three Months Ended March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	%
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$453	$511	($58)	(11%)
Institutional index	123	111	12	11%
iShares	473	463	10	2%
Fixed income:
Active	279	269	10	4%
Institutional index	50	53	(3)	(6%)
iShares	98	71	27	38%
Multi-asset class	243	218	25	11%
Alternatives(1):
Core	135	139	(4)	(3%)
Currency and commodities	34	33	1	3%

Long-term	1,888	1,868	20	1%
Cash management	89	116	(27)	(23%)

Total base fees	1,977	1,984	(7)	—%
Investment advisory performance fees:
Equity	19	30	(11)	(37%)
Fixed income	6	1	5	500%
Multi-asset class	3	3	—	—%
Alternatives	52	49	3	6%

Total	80	83	(3)	(4%)
BlackRock Solutions and advisory	123	128	(5)	(4%)
Distribution fees	19	28	(9)	(32%)
Other revenue	50	59	(9)	(15%)

Total revenue	$2,249	$2,282	($33)	(1%)

(1)	Certain prior period information has been reclassified to conform to current period presentation.

The $33 million decrease in revenues primarily reflected market-related revenue declines and lower distribution fees and other revenue, partially offset by improvements in securities lending revenue.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue were $1,977 million for the three months ended March 31, 2012 compared with $1,984 million for the three months ended March 31, 2011. The current quarter reflected higher fees from the majority of long-term asset classes and a $39 million increase in securities lending revenue offset by lower fees from active equity and cash management products. Securities lending fees were $111 million for the three months ended March 31, 2012 compared with $72 million for the three months ended March 31, 2011, reflecting an increase in average balances of securities on loan and higher lending rates.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Three Months Ended March 31,		Mix of Average AUM by Asset Class(2) March 31,
	2012	2011	2012	2011
Equity:
Active	22%	25%	8%	10%
Institutional index	6%	6%	26%	27%
iShares	24%	22%	13%	13%
Fixed income:
Active	14%	14%	18%	17%
Institutional index	3%	3%	13%	12%
iShares	5%	4%	5%	4%
Multi-asset class	12%	11%	7%	6%
Alternatives(1):
Core	7%	7%	2%	2%
Currency and commodities	2%	2%	1%	1%

Long-term	95%	94%	93%	92%
Cash management	5%	6%	7%	8%

Total excluding advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a two point average of quarter-end spot AUM.

For the three months ended March 31, 2012, institutional index equity and fixed income were only 9% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Revenue (continued)

Performance Fees

	Three Months Ended March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	%
Equity	$19	$30	($11)	(37%)
Fixed income	6	1	5	500%
Multi-asset class	3	3	—	—%
Alternatives	52	49	3	6%

Total	$80	$83	($3)	(4%)

Investment advisory performance fees were $80 million for the three months ended March 31, 2012 compared with $83 million for the three months ended March 31, 2011.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue was $123 million for the three months ended March 31, 2012 compared with $128 million for the three months ended March 31, 2011, primarily reflecting lower fees from completed advisory assignments, partially offset by higher revenue from additional Aladdin mandates in the three months ended March 31, 2012.

Distribution Fees. Distribution fees were $19 million compared with $28 million in the three months ended March 31, 2011, primarily due to lower sales and AUM in certain share classes of BlackRock Funds.

Other Revenue. Other revenue decreased $9 million, largely reflecting lower transition management service fees.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Expenses

	Three Months Ended March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Expenses:
Employee compensation and benefits	$825	$830	($5)	(1%)
Distribution and servicing costs	95	109	(14)	(13%)
Amortization of deferred sales commissions	16	22	(6)	(27%)
Direct fund expenses	152	143	9	6%
General and administration	307	340	(33)	(10%)
Amortization of intangible assets	39	40	(1)	(3%)

Total expenses, GAAP	$1,434	$1,484	($50)	(3%)

Total expenses, GAAP	$1,434	$1,484	($50)	(3%)
Less non-GAAP expense adjustments:
PNC LTIP funding obligation	5	14	(9)	(64%)
Merrill Lynch compensation contribution	—	2	(2)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	5	—	—%

Total non-GAAP expense adjustments	10	21	(11)	(52%)

Total expenses, as adjusted	$1,424	$1,463	($39)	(3%)

Total GAAP expenses decreased $50 million, or 3%, to $1,434 million for the three months ended March 31, 2012 from $1,484 million for the three months ended March 31, 2011. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, decreased $39 million, or 3%. The decrease in total expenses, as adjusted, primarily relates to lower general and administration expenses and distribution and servicing costs, partially offset by higher direct fund expenses.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Expenses (continued)

Employee Compensation and Benefits

	Three Months Ended March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$825	$830	($5)	(1%)
Less non-GAAP expense adjustments:
PNC LTIP funding obligation	5	14	(9)	(64%)
Merrill Lynch compensation contribution	—	2	(2)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	5	5	—	—%

Total non-GAAP expense adjustments	10	21	(11)	(52%)

Employee compensation and benefits, as adjusted	$815	$809	$6	1%

Employee compensation and benefits expense decreased $5 million to $825 million for the three months ended March 31, 2012 from $830 million for the three months ended March 31, 2011. Employees at March 31, 2012 totaled approximately 9,900 compared with approximately 9,300 at March 31, 2011.

Employee compensation and benefits, as adjusted, increased by $6 million, primarily due to higher base salaries as a result of higher headcount, partially offset by a net decrease in incentive compensation.

Distribution and Servicing Costs. Distribution and servicing costs decreased $14 million to $95 million for the three months ended March 31, 2012 from $109 million for the three months ended March 31, 2011. The $14 million decrease was driven by lower average cash management AUM. These costs include payments to Bank of America/Merrill Lynch under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for the three months ended March 31, 2012 included $48 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $1 million of costs attributable to PNC and affiliates compared with $62 million and $1 million, respectively, in the three months ended March 31, 2011. Distribution and servicing costs related to other third parties, including Barclays, remained flat at $46 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

Direct Fund Expenses. Direct fund expenses increased $9 million reflecting an increase in average iShares AUM where BlackRock pays certain non-advisory expenses of the funds.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Expenses (continued)

General and Administration Expenses

	Three Months Ended March 31,		Variance
(Dollar amounts in millions)	2012	2011	Amount	%
General and administration expenses:
Marketing and promotional	$83	$82	$1	1%
Occupancy and office related	64	75	(11)	(15%)
Portfolio services	46	45	1	2%
Technology	38	36	2	6%
Professional services	27	29	(2)	(7%)
Communications	10	10	—	—%
Closed-end fund launch costs	—	19	(19)	(100%)
Other general and administration	39	44	(5)	(11%)

Total general and administration expenses	$307	$340	($33)	(10%)

General and Administration Expenses. General and administration expenses decreased $33 million, or 10%, to $307 million for the three months ended March 31, 2012 from $340 million for the three months ended March 31, 2011. The decrease primarily related to the closed-end fund launch costs incurred during three months ended March 31, 2011 associated with the launch of the BlackRock Resources and Commodities Strategy Trust and lower occupancy costs. Marketing and promotional expenses were flat as additional costs to launch the Company’s new brand campaign were offset by a decline in travel and promotional expenses. The Company currently expects marketing and promotional expenses to increase in the near term in connection with the new brand campaign.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011	$ Change
Non-operating income (expense), GAAP basis	$23	$15	$8
Less: Net income (loss) attributable to NCI(1)	3	(4)	7

Non-operating income (expense)(2)	20	19	1
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	(5)	—

Non-operating income (expense), as adjusted(2)	$15	$14	$1

(1)	Amounts include a $12 million and a $15 million loss attributable to consolidated variable interest entities (“VIEs”) for the three months ended March 31, 2012 and 2011, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

Non-operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Dollar amounts in millions)	2012	2011	$ Change
Net gain (loss) on investments(1)
Private equity	$21	$8	$13
Real estate	1	1	—
Distressed credit/mortgage funds	28	27	1
Hedge funds/funds of hedge funds	6	4	2
Other investments(2)	(1)	3	(4)

Sub-total	55	43	12
Investments related to deferred compensation plans	5	5	—

Total net gain (loss) on investments	60	48	12
Interest and dividend income	9	9	—
Interest expense	(49)	(38)	(11)

Net interest expense	(40)	(29)	(11)

Total non-operating income (expense)(1)	20	19	1
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(5)	(5)	—

Non-operating income (expense), as adjusted(1)	$15	$14	$1

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amount includes net gains (losses) related to equity, fixed income and commodity investments and BlackRock’s seed capital hedging program.

Non-operating income, less net income (loss) attributable to non-controlling interests was $20 million for the three months ended March 31, 2012 compared with $19 million for the three months ended March 31, 2011. The three months ended March 31, 2012 included $55 million of net positive marks, primarily on distressed credit/mortgage funds and private equity fund co-investments, partially offset by $40 million of net interest expense.

Net gains on co-investments and seed investments were $12 million higher in the three months ended March 31, 2012 then the three months ended March 31, 2011, primarily due an increase in gains on private equity funds.

Net interest expense increased from the three months ended March 31, 2011, primarily due to the May 2011 issuance of $1.5 billion of long-term debt in connection with the repurchase of Bank of America’s remaining ownership interest in BlackRock.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011

Income Tax Expense

	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
(Dollar amounts in millions)	GAAP	GAAP	As adjusted	As adjusted
Income before income taxes(1)	$835	$817	$840	$833
Income tax expense	$263	$249	$265	$251

Effective tax rate	31.5%	30.5%	31.5%	30.1%

(1)	Net of net income (loss) attributable to non-controlling interests.

Both the GAAP and as adjusted effective tax rates were 31.5% for the three months ended March 31, 2012.

The GAAP effective tax rate of 30.5% for the three months ended March 31, 2011 included a $24 million benefit related to the resolution of certain outstanding tax positions, partially offset by a $3 million non-cash increase due to enacted state tax legislation.

The as adjusted effective tax rate of 30.1% for the three months ended March 31, 2011 included the $24 million benefit and excluded the $3 million non-cash increase mentioned above.

Operating results for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (continued)

Net Income Attributable to BlackRock, Inc.

The components of net income attributable to BlackRock, Inc. and net income attributable to BlackRock, Inc., as adjusted, for the three months ended March 31, 2012 and 2011 are as follows:

	GAAP Three Months Ended March 31,			As adjusted Three Months Ended March 31,
(Dollar amounts in millions, except per share data)	2012	2011	% Change	2012	2011	% Change
Operating income	$815	$798	2%	$825	$819	1%
Non-operating income (expense)(1)	20	19	5%	15	14	7%
Income tax expense	(263)	(249)	6%	(265)	(251)	6%

Net income attributable to BlackRock, Inc.	$572	$568	1%	$575	$582	(1%)

% attributable to common shares	99.9%	98.8%		99.9%	98.8%
Net income attributable to common shares	$571	$561	2%	$574	$575	—%

Diluted weighted-average common shares outstanding(2)	181,917,864	194,296,504	(6%)	181,917,864	194,296,504	(6%)

Diluted EPS components:
Operating income	$3.06	$2.72	13%	$3.10	$2.79	11%
Non-operating income (expense)(1)	0.08	0.06	33%	0.06	0.05	20%
Net income tax benefit	—	0.11	(100%)	—	0.12	(100%)

Diluted earnings per common share	$3.14	$2.89	9%	$3.16	$2.96	7%

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
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

GAAP. Net income attributable to BlackRock, Inc. of $572 million, or $3.14 per diluted common share, for the three months ended March 31, 2012, rose $4 million, or $0.25 per diluted common share, from the quarter ended March 31, 2011. Net income attributable to BlackRock, Inc. for the three months ended March 31, 2012 included the after-tax effect of the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $3 million.

Net income attributable to BlackRock, Inc. of $568 million for the three months ended March 31, 2011 included the after-tax effect of the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $9 million and a contribution by Merrill Lynch of $2 million to fund certain compensation of former MLIM employees. Net income for the three months ended March 31, 2011 included a $24 million tax benefit related to the resolution of certain outstanding tax positions offset by a $3 million increase due to enacted state tax legislation.

As Adjusted. Exclusive of the items discussed above, net income attributable to BlackRock, Inc., as adjusted, totaled $575 million, or $3.16 per diluted common share, for the three months ended March 31, 2012, compared with $582 million, or $2.96 per diluted common share, for the three months ended March 31, 2011.

Net income and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Balance Sheet Overview

As Adjusted Balance Sheet

The following table presents a reconciliation of the Company’s condensed consolidated statement of financial condition presented on a GAAP basis to the Company’s condensed consolidated statement of financial condition excluding the impact of separate account assets and collateral held under securities lending agreements (directly related to lending securities held by separate account assets) and separate account liabilities and collateral liabilities under securities lending agreements, consolidated VIEs and consolidated sponsored investment funds.

The Company presents the as adjusted balance sheet as additional information to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities or non-controlling interests and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. Management reviews its as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of its total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Separate Account Assets and Liabilities and Collateral Held under Securities Lending Agreements

The separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

In addition, the Company records on its condensed consolidated statements of financial condition the collateral received under securities lending arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral.

Consolidated VIEs

As of March 31, 2012, BlackRock consolidated five VIEs. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

Balance Sheet Overview (continued)

	March 31, 2012
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$2,552	$—	$—	$99	$2,453
Accounts receivable	2,312	—	—	—	2,312
Investments	1,951	—	—	194	1,757
Assets of consolidated VIEs	1,649	—	1,649	—	—
Separate account assets and collateral held under securities lending agreements	145,509	145,509	—	—	—
Other assets(1)	1,166	—	—	9	1,157

Sub-total	155,139	145,509	1,649	302	7,679
Goodwill and intangible assets, net	30,379	—	—	—	30,379

Total assets	$185,518	145,509	1,649	$302	$38,058

Liabilities
Accrued compensation and benefits	$551	$—	$—	$—	$551
Accounts payable and accrued liabilities	1,260	—	—	—	1,260
Borrowings(2)	4,790	—	—	—	4,790
Liabilities of consolidated VIEs	1,556	—	1,556	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	145,509	145,509	—	—	—
Deferred income tax liabilities	5,429	—	—	—	5,429
Other liabilities(3)	820	—	—	38	782

Total liabilities	159,915	145,509	1,556	38	12,812

Equity
Total stockholders’ equity	25,303	—	57	—	25,246
Non-controlling interests	300	—	36	264	—

Total equity	25,603	—	93	264	25,246

Total liabilities and equity	$185,518	$145,509	$1,649	$302	$38,058

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term borrowings and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at March 31, 2012 and December 31, 2011:

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Assets:
Cash and cash equivalents	$2,552	$3,506	($954)	(27%)
Accounts receivable	2,312	1,960	352	18%
Investments	1,951	1,631	320	20%
Goodwill and intangible assets, net	30,379	30,148	231	1%
Other assets(1)	1,166	1,169	(3)	—%

Liabilities:
Accrued compensation and benefits	551	1,383	(832)	(60%)
Accounts payable and accrued liabilities	1,260	923	337	37%
Borrowings(2)	4,790	4,790	—	—%
Deferred income tax liabilities	5,429	5,323	106	2%
Other liabilities(3)	820	743	77	10%

Stockholders’ equity	25,303	25,048	255	1%

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term borrowings and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2012 and December 31, 2011 included $99 million and $196 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for details on the change in cash and cash equivalents for the three months ended March 31, 2012.

Accounts Receivable. Accounts receivable at March 31, 2012 increased $352 million from December 31, 2011, primarily reflecting increases in unit trust receivables, (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities) and higher base fees related to AUM growth.

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

Balance Sheet Overview (continued)

Investments (continued)

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Total investments, GAAP	$1,951	$1,631	$320	20%
Investments held by consolidated sponsored investment funds(1)	(645)	(587)	(58)	(10%)

Net exposure to consolidated investment funds	451	475	(24)	(5%)

Total investments, as adjusted	1,757	1,519	238	16%
Federal Reserve Bank stock	(329)	(328)	(1)	—%
Carried interest	(66)	(21)	(45)	(214%)
Deferred compensation investments	(61)	(65)	4	6%
Hedged investments	(148)	(43)	(105)	(244%)

Total “economic” investment exposure	$1,153	$1,062	$91	9%

(1)

At March 31, 2012 and December 31, 2011, approximately $645 million and $587 million, respectively, of BlackRock’s total GAAP investments was maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP, and therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

Total investments, as adjusted, at March 31, 2012 increased $238 million from December 31, 2011, resulting from $252 million of purchases/capital contributions, $76 million for positive market valuations and earnings from equity method investments, and $45 million of net additional carried interest capital allocations, partially offset by $110 million of sales/maturities and $25 million of distributions representing return of capital and return on investments.

The following table represents the carrying value of investments, by asset type, at March 31, 2012 and December 31, 2011:

	March 31,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Private equity	$318	$306	$12	4%
Real estate	115	108	7	6%
Distressed credit/mortgage funds	232	217	15	7%
Hedge funds/funds of hedge funds	245	167	78	47%
Other investments(1)	243	264	(21)	(8%)

Total “economic” investment exposure	$1,153	$1,062	$91	9%

(1)	Other investments primarily include seed investments in fixed income, commodities and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Balance Sheet Overview (continued)

Investments (continued)

The following table represents investments measured at fair value on a recurring basis at March 31, 2012:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at March 31, 2012
Total investments, as adjusted(2)	$425	$144	$610	$578	$1,757

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

(2)

Amounts include BlackRock’s portion of cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, to the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing, for total GAAP investments.

Goodwill and Intangible Assets. Goodwill and intangible assets at March 31, 2012 increased $231 million from December 31, 2011, primarily due to the Claymore Transaction, partially offset by $39 million of amortization expense.

Other Assets. Other assets at March 31, 2012 decreased $3 million from December 31, 2011, primarily related to a decrease in other receivables, partially offset by an increase in strategic advisory investments.

Accrued Compensation and Benefits. Accrued compensation and benefits at March 31, 2012 decreased $832 million from December 31, 2011, primarily related to 2011 incentive compensation cash payments in first quarter 2012, partially offset by the effect of 2012 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at March 31, 2012 increased $337 million from December 31, 2011 due to higher unit trust payables and current income taxes payable.

Deferred Income Tax Liabilities. Deferred income tax liabilities at March 31, 2012 increased $106 million primarily as a result of the effects of temporary differences associated with deferred stock compensation and investment income, and the Claymore Transaction.

Other Liabilities. Other liabilities at March 31, 2012 increased $77 million from December 31, 2011, primarily resulting from an increase in deferred carried interest.

Stockholders’ Equity. Total stockholders’ equity at March 31, 2012 increased $255 million from December 31, 2011, principally resulting from $572 million of net income attributable to BlackRock, $114 million of stock-based compensation expense, $46 million excess tax benefits from vested stock-based compensation, $41 million of net issuances of common shares related to employee stock transactions and $33 million of foreign currency translation adjustments. The increase in stockholders’ equity was partially offset by $285 million of cash dividend payments and $262 million of stock repurchases, including $125 million of share buybacks and $137 million of employee tax withholdings related to employee stock transactions.

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

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

	Three Months Ended March 31, 2012
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of year	$3,506	$196	$—	$3,310
Cash flows from operating activities	(102)	(104)	81	(79)
Cash flows from investing activities	(487)	(125)	—	(362)
Cash flows from financing activities	(393)	132	(81)	(444)
Effect of exchange rate changes on cash and cash equivalents	28	—	—	28

Net change in cash and cash equivalents	(954)	(97)	—	(857)

Cash and cash equivalents, end of period	$2,552	$99	$—	$2,453

Operating Activities. Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from BlackRock Solutions and advisory products and services, other revenue and distribution fees. BlackRock uses its cash to pay compensation and benefits, distribution and servicing costs, direct fund expenses, general and administration expenses, interest and principal on the Company’s borrowings, income taxes, dividends on BlackRock’s capital stock, capital expenditures and to purchase co-investments and seed investments.

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business. Net operating cash outflows for the three months ended March 31, 2012 included the effect of cash payments related to 2011 year-end incentive compensation.

Investing Activities. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2012 were $362 million and primarily included $210 million for an acquisition, net of cash acquired related to the Claymore Transaction, $205 million of purchases of investments and $41 million of purchases of property and equipment, partially offset by $82 million of net proceeds from sales and maturities of investments and $12 million of return of capital from equity method investees.

Financing Activities. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2012 were $444 million, including $285 million of payments for cash dividends and $262 million of stock repurchases, including $137 million of employee tax withholdings related to employee stock transactions and $125 million for share buybacks. Cash outflows from financing activities were partially offset by $55 million of excess tax benefits from stock-based compensation and $39 million of proceeds from stock options exercised.

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at March 31, 2012 and December 31, 2011 were as follows:

			Variance
(Dollar amounts in millions)	March 31, 2012	December 31, 2011	Amount	% Change
Cash and cash equivalents	$2,552	$3,506	($954)	(27%)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(99)	(196)	97	49%

Subtotal	2,453	3,310	(857)	(26%)
Credit facility – undrawn(2)	3,400	3,400	—	—%

Total liquidity	$5,853	$6,710	($857)	(13%)

Required regulatory capital(3)	$1,218	$1,196	$22	2%

(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	In April 2012, the aggregate commitment of the 2012 credit facility was increased from $3.5 billion to $3.785 billion.
(3)	A portion of the required regulatory capital is partially met with cash and cash equivalents.

Total liquidity declined by $857 million during the three months ended March 31, 2012, primarily reflecting the cash payments of 2011 year-end incentive awards.

During the three months ended March 31, 2012, the Company’s net capital requirements increased $22 million due to increases related to certain European regulated legal entities.

A significant portion of the Company’s $1,757 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Liquidity and Capital Resources (continued)

Investment Commitments. At March 31, 2012, the Company had $110 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The above amount does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Indemnifications. On behalf of certain clients and with their legal authorization, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral of cash, marketable securities or highly rated debt securities in an amount representing at least 102% of the market value of the securities borrowed. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with these activities, BlackRock, together with Barclays (as described below), has issued certain indemnifications to certain clients against potential loss as a direct result of a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under such securities lending agreement. The amount of securities on loan as of March 31, 2012 and December 31, 2011 and subject to indemnification was $62.4 billion and $60.4 billion, respectively. The Company held, as agent, cash and securities totaling $64.4 billion and $62.2 billion as collateral for indemnified securities on loan at March 31, 2012 and December 31, 2011, respectively. As part of the BGI acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to certain BlackRock securities lending clients through December 1, 2012. As of March 31, 2012 and December 31, 2011, $60.0 billion and $57.9 billion, respectively, of the on loan balances of those BlackRock clients subject to indemnification were indemnified by Barclays. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. The Company expects client balances indemnified by BlackRock to increase as a result of this transition and over time as the Company’s securities lending activities increase. By the end of the second quarter 2012, the Company expects that BlackRock will have agreed to indemnify certain of its clients for loan balances of approximately $44.3 billion. The fair value of these indemnifications is not expected to be material to BlackRock’s consolidated financial statements.

While the collateral pledged by a borrower is intended to be sufficient to offset the borrower’s obligations to return securities borrowed and any other amounts owing to the lender under the relevant securities lending agreement, in the event of a borrower default, the Company can give no assurance that the collateral pledged by the borrower will be sufficient to fulfill such obligations. If the amount of such pledged collateral is not sufficient to fulfill such obligations to a client for whom the Company has provided indemnification, BlackRock would be responsible for the amount of the shortfall. These indemnifications cover only the collateral shortfall described above, and do not in any way, guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which securities lending cash collateral is invested.

Short-term Borrowings

The following describes the Company’s short-term borrowing arrangements, which the Company has access to utilize.

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”.) The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at March 31, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.12% and a maturity during April 2012. During April 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.12% and a maturity during May 2012.

As of March 31, 2012, Barclays had a $214 million participation under the 2012 credit facility. In April 2012, the amount of Barclays’ participation under the 2012 credit facility was increased to $255 million.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program from $3.0 billion to $3.5 billion. The CP Program is currently supported by the 2012 credit facility.

As of March 31, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

Share Repurchase Approval. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock. The Company repurchased 648,000 shares in open market transactions for approximately $125 million during the three months ended March 31, 2012. As of March 31, 2012, there were 4,804,000 shares still authorized to be repurchased.

Long-term Borrowings

At March 31, 2012, the principal amount of long-term borrowings was $4.7 billion. See Note 11, Borrowings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information. During the three months ended March 31, 2012, the Company paid approximately $24 million of interest on long-term borrowings. Principal repayments and interest requirements as of March 31, 2012 are as follows:

(Dollar amounts in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2012	$500	$156	$656
2013	750	169	919
2014	1,000	161	1,161
2015	—	126	126
2016	—	126	126
2017	700	126	826
Thereafter	1,750	227	1,977

Total	$4,700	$1,091	$5,791

(1)	Interest payable on the 2013 floating rate notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap entered into in conjunction with the obligation.

Liquidity and Capital Resources (continued)

Barclays Support of Certain Cash Funds. Barclays has provided capital support agreements to support certain cash management products acquired by BlackRock in the Barclays Global Investors (“BGI”) acquisition from Barclays (“the BGI Transaction”). Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At March 31, 2012, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.6 billion. At March 31, 2012, BlackRock concluded that although these funds were VIEs, it was not the primary beneficiary (“PB”) of these funds.

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

BlackRock Institutional Trust Company, N.A. ("BTC") is chartered as a national bank that does not accept client deposits and whose powers are limited to trust activities. BTC provides investment management services, including investment advisory and securities lending agency services to institutional investors and other clients. BTC is subject to various regulatory capital and liquid asset requirements administered by Federal banking agencies.

At March 31, 2012, the Company was required to maintain approximately $1,218 million in net capital in certain regulated subsidiaries, including BTC and entities regulated by the Financial Services Authority in the United Kingdom, and was in compliance with all applicable regulatory minimum net capital requirements.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of VIEs, Fair Value Measurements and Performance Fees/Carried Interest discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012 (the “Form 10-K”) and Note 2, Significant Accounting Policies, in the Form 10-K for further information.

Consolidation of Variable Interest Entities. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At March 31, 2012, the Company was the PB of five VIEs, including four CLOs and one sponsored private equity fund, which resulted in consolidation.

CLOs. At March 31, 2012, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including the four aforementioned CLOs in which BlackRock, in accordance with ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), was determined to be the PB, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLO that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At March 31, 2012, the Company had $1,613 million and $1,556 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLO’s assets and liabilities. The changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock, Inc. or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds. As of March 31, 2012, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At March 31, 2012, the Company had recorded $4 million, $32 million and $36 million in cash and cash equivalents, investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock, Inc. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $764 million of Level 3 investments, or 39% of total GAAP investments at March 31, 2012, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

Performance Fees / Carried Interest. The Company receives performance fees or an incentive allocation from alternative investment products and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account and could be monthly, quarterly, annually or longer.

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

For the three months ended March 31, 2012 and 2011, performance fee revenue totaled $80 million and $83 million, respectively. At March 31, 2012 and December 31, 2011, the Company had $77 million and $33 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of revenue, if any of these products is unknown.

Accounting Policy Adopted in the Three Months Ended March 31, 2012

Amendments to Fair Value Measurements and Disclosures. On January 1, 2012, the Company adopted the applicable provisions of ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarified existing fair value measurement guidance and changed certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of ASU 2011-04 did not materially impact BlackRock’s condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2012, the majority the Company’s investment advisory and administration fees was based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks. As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that investments be reviewed by the Company’s Capital Committee or a subset thereof for smaller investments, which consists of senior officers of the Company, and that certain investments may be referred to the Audit Committee or the Board of Directors, depending on the circumstances, for approval.

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain investments. At March 31, 2012, the outstanding total return swaps had an aggregate notional value of approximately $148 million.

Corporate Investments Portfolio Risks (continued)

At March 31, 2012, approximately $645 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	March 31, 2012	December 31, 2011	Variance
			Amount	% Change
Total investments, GAAP	$1,951	$1,631	$320	20%
Investments held by consolidated sponsored investment funds	(645)	(587)	(58)	(10%)
Net exposure to consolidated investment funds	451	475	(24)	(5%)

Total investments, as adjusted	1,757	1,519	238	16%
Federal Reserve Bank stock	(329)	(328)	(1)	—%
Carried interest	(66)	(21)	(45)	(214%)
Deferred compensation investments	(61)	(65)	4	6%
Hedged investments	(148)	(43)	(105)	(244%)

Total “economic” investment exposure	$1,153	$1,062	$91	9%

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At March 31, 2012, the Company’s net exposure to market price risk in its investment portfolio was approximately $672 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and fund of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $67.2 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At March 31, 2012, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $481 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $4 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $217 million at March 31, 2012. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $21.7 million decline in the carrying value of such investments.

Other Market Risks. By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At March 31, 2012 the Company has one outstanding forward foreign currency exchange contract with an aggregate notional value of approximately $44 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock's Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2012. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

Item 1A.	Risk Factors

The following is an update to Part I, “Item 1A – Risk Factors” contained in our 2011 Annual Report on Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2011 Annual Report on Form 10-K.

Securities lending indemnifications may reduce earnings from time to time.

On behalf of certain clients and with their legal authorization, we lend securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral of cash, marketable securities or highly rated debt securities in an amount representing at least 102% of the market value of the securities borrowed. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with these activities, BlackRock, together with Barclays (as described below), has issued certain indemnifications to certain clients against potential loss as a direct result of a borrower’s failure to fulfill its obligations under the related securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under such securities lending agreement. The amount of securities on loan as of March 31, 2012 and December 31, 2011 and subject to indemnification was $62.4 billion and $60.4 billion, respectively. We held, as agent, cash and securities totaling $64.4 billion and $62.2 billion as collateral for indemnified securities on loan at March 31, 2012 and December 31, 2011, respectively. As part of the BGI acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to certain BlackRock securities lending clients through December 1, 2012. As of March 31, 2012 and December 31, 2011, $60.0 billion and $57.9 billion, respectively, of the on loan balances of those BlackRock clients subject to indemnification were indemnified by Barclays. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. We expect client balances indemnified by BlackRock to increase as a result of this transition and over time as our securities lending activities increase. By the end of the second quarter 2012, we expect that BlackRock will have agreed to indemnify certain of our clients for loan balances of approximately $44.3 billion.

While the collateral pledged by a borrower is intended to be sufficient to offset the borrower’s obligations to return securities borrowed and any other amounts owing to the lender under the relevant securities lending agreement, in the event of a borrower default, we can give no assurance that the collateral pledged by the borrower will be sufficient to fulfill such obligations. If the amount of such pledged collateral is not sufficient to fulfill such obligations to a client for whom we have provided indemnification, BlackRock would be responsible for the amount of the shortfall, which could result in additional costs to BlackRock that we cannot estimate with certainty at this time. These indemnifications cover only the collateral shortfall described above, and do not in any way, guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which securities lending cash collateral is invested.

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

The DFA and its regulations, and other new laws or regulations, including those affecting money market funds, or changes in enforcement of existing laws or regulations in the United States or internationally, could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. Among other potential impacts of the DFA, provisions of the DFA referred to as the Volcker Rule could, to the extent the final Volcker Rule is determined to apply to BlackRock’s activities, adversely impact the method by which BlackRock invests in and operates its investment funds, including private equity funds, hedge funds and fund of funds platforms. Also, if BlackRock were designated a systemically important financial institution, it could be subject to enhanced prudential, supervisory and other requirements, which, individually or in the aggregate, could adversely impact BlackRock’s business and operations. Moreover, additional regulations related to money market funds, which, if adopted, could significantly alter money market fund products and the entire money market fund industry. Further, regulations under the DFA relating to regulation of swaps and derivatives could impact the manner by which BlackRock and BlackRock-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading. Additionally, the SEC, the Internal Revenue Service and the Commodity Futures Trading Commission (the “CFTC”) each continue to review the use of futures and derivatives by mutual funds, which could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions. Regulatory changes could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain business activities or distinguish itself from competitors. See Part I, “Item 1—Business—Regulation” contained in our 2011 Annual Report on Form 10-K for additional information regarding certain laws and regulations that affect BlackRock’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2012 through
January 31, 2012	847,655	(2)	$183.39	100,000	3,485,898

February 1, 2012 through
February 29, 2012	486,549	(2)	$193.48	486,000	4,866,000

March 1, 2012 through
March 31, 2012	63,397	(2)	$198.32	62,000	4,804,000

Total	1,397,601		$187.58	648,000

(1)

In July 2010, the Company announced a 5.1 million share repurchase program with no stated expiration date. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock.

(2)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: May 9, 2012		Ann Marie Petach
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document