Form 10-Q
period 2012-06-30
BlackRock Inc.
filed 2012-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 167,174,553 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

- ii -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$3,595	$3,506
Accounts receivable	2,084	1,960
Due from related parties	71	142
Investments	1,879	1,631
Assets of consolidated variable interest entities:
Cash and cash equivalents	44	54
Bank loans and other investments	1,508	1,639
Separate account assets	119,542	118,871
Collateral held under securities lending agreements	22,145	20,918
Deferred sales commissions, net	31	38
Property and equipment (net of accumulated depreciation of $544 and $483 at June 30, 2012 and December 31, 2011, respectively)	571	537
Intangible assets (net of accumulated amortization of $829 and $751 at June 30, 2012 and December 31, 2011, respectively)	17,441	17,356
Goodwill	12,888	12,792
Other assets	681	452

Total assets	$182,480	$179,896

Liabilities
Accrued compensation and benefits	$848	$1,383
Accounts payable and accrued liabilities	1,029	923
Due to related parties	13	22
Short-term borrowings	100	100
Liabilities of consolidated variable interest entities:
Borrowings	1,439	1,574
Other liabilities	9	9
Long-term borrowings	6,185	4,690
Separate account liabilities	119,542	118,871
Collateral liabilities under securities lending agreements	22,145	20,918
Deferred income tax liabilities	5,385	5,323
Other liabilities	863	721

Total liabilities	157,558	154,534

Commitments and contingencies (Note 11)
Temporary equity
Redeemable non-controlling interests	38	92

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	1
Shares authorized: 500,000,000 at June 30, 2012 and December 31, 2011;
Shares issued: 168,067,932 and 139,880,380 at June 30, 2012 and December 31, 2011, respectively;
Shares outstanding: 167,372,756 and 138,463,135 at June 30, 2012 and December 31, 2011, respectively
Preferred stock (Note 15)	—	—
Additional paid-in capital	19,224	20,275
Retained earnings	5,627	5,046
Appropriated retained earnings	70	72
Accumulated other comprehensive loss	(126)	(127)
Escrow shares, common, at cost (3,603 shares held at June 30, 2012 and December 31, 2011)	(1)	(1)
Treasury stock, common, at cost (691,573 and 1,413,642 shares held at June 30, 2012 and December 31, 2011, respectively)	(124)	(218)

Total BlackRock, Inc. stockholders’ equity	24,672	25,048
Nonredeemable non-controlling interests	178	184
Nonredeemable non-controlling interests of consolidated variable interest entities	34	38

Total permanent equity	24,884	25,270

Total liabilities, temporary equity and permanent equity	$182,480	$179,896

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,272	$1,408	$2,586	$2,756
Other third parties	718	692	1,381	1,328

Investment advisory, administration fees and securities lending revenue	1,990	2,100	3,967	4,084
Investment advisory performance fees	41	50	121	133
BlackRock Solutions and advisory	131	116	254	244
Distribution fees	20	27	39	55
Other revenue	47	54	97	113

Total revenue	2,229	2,347	4,478	4,629

Expenses
Employee compensation and benefits	786	824	1,611	1,654
Distribution and servicing costs	93	100	188	209
Amortization of deferred sales commissions	14	21	30	43
Direct fund expenses	144	153	296	296
General and administration	324	345	631	685
Amortization of intangible assets	39	38	78	78

Total expenses	1,400	1,481	2,834	2,965

Operating income	829	866	1,644	1,664

Non-operating income (expense)
Net gain (loss) on investments	(7)	18	68	77
Net gain (loss) on consolidated variable interest entities	11	(5)	(1)	(20)
Interest and dividend income	8	4	17	13
Interest expense	(52)	(41)	(101)	(79)

Total non-operating income (expense)	(40)	(24)	(17)	(9)

Income before income taxes	789	842	1,627	1,655
Income tax expense	229	220	492	469

Net income	560	622	1,135	1,186
Less:
Net income (loss) attributable to redeemable non-controlling interests	3	—	4	—
Net income (loss) attributable to nonredeemable non-controlling interests	3	3	5	(1)

Net income attributable to BlackRock, Inc.	$554	$619	$1,126	$1,187

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.13	$3.26	$6.32	$6.18
Diluted	$3.08	$3.21	$6.22	$6.10
Cash dividends declared and paid per share	$1.50	$1.375	$3.00	$2.75

Weighted-average common shares outstanding:
Basic	177,010,239	187,870,001	178,016,539	189,822,833
Diluted	179,590,702	190,579,963	180,753,515	192,429,367

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$560	$622	$1,135	$1,186
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	(4)	(2)	2	(1)
Less: reclassification adjustment included in net income	(2)	1	(1)	2

Net change in unrealized gains (losses) from available-for-sale investments, net of tax(1)	(2)	(3)	3	(3)
Minimum pension liability adjustment	—	—	(1)	—
Foreign currency translation adjustments	(34)	15	(1)	59

Other comprehensive income (loss)	(36)	12	1	56

Comprehensive income	524	634	1,136	1,242
Less: Comprehensive income (loss) attributable to non-controlling interests	6	3	9	(1)

Comprehensive income attributable to BlackRock, Inc.	$518	$631	$1,127	$1,243

See accompanying notes to condensed consolidated financial statements.

(1)

The tax benefit (expense) on unrealized holding gains (losses) was $2 million and $1 million during the three months ended June 30, 2012 and 2011, respectively, and ($1) million and $1 million during the six months ended June 30, 2012 and 2011, respectively.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity

December 31, 2011	$20,276	$5,046	$72	($127)	($1)	($218)	$25,048	$184	$38	$25,270	$92
Net income	—	1,126	—	—	—	—	1,126	6	(1)	1,131	4
Allocation of losses of consolidated collateralized loan obligations	—	—	(2)	—	—	—	(2)	—	2	—	—
Dividends paid	—	(545)	—	—	—	—	(545)	—	—	(545)	—
Stock-based compensation	235	—	—	—	—	—	235	—	—	235	—
Merrill Lynch cash capital contribution	7	—	—	—	—	—	7	—	—	7	—
Issuance of common shares related to employee stock transactions	(351)	—	—	—	—	400	49	—	—	49	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(139)	(139)	—	—	(139)	—
Shares repurchased	(1,000)	—	—	—	—	(167)	(1,167)	—	—	(1,167)	—
Net tax benefit (shortfall) from stock-based compensation	59	—	—	—	—	—	59	—	—	59	—
Subscriptions (redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(12)	(5)	(17)	188
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(246)
Other comprehensive income (loss)	—	—	—	1	—	—	1	—	—	1	—

June 30, 2012	$19,226	$5,627	$70	($126)	($1)	($124)	$24,672	$178	$34	$24,884	$38

(1)	Amount includes $2 million and $1 million of common stock at June 30, 2012 and December 31, 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity

December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6
Net income	—	1,187	—	—	—	—	1,187	19	(20)	1,186	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(24)	—	—	—	(24)	—	24	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(520)	—	—	—	—	(520)	—	—	(520)	—
Stock-based compensation	240	—	—	—	—	2	242	—	—	242	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(202)	—	—	—	—	216	14	—	—	14	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(108)	(108)	—	—	(108)	—
Shares repurchased	(2,545)	—	—	—	—	—	(2,545)	—	—	(2,545)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5
Net tax benefit (shortfall) from stock-based compensation	15	—	—	—	—	—	15	—	—	15	—
Subscriptions (redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(12)	(3)	(15)	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	56			56	—	—	56	—

June 30, 2011	$20,024	$4,390	$51	($40)	($1)	$—	$24,424	$196	$46	$24,666	$4

(1)	Includes $1 million of common stock at both June 30, 2011 and December 31, 2010 and $1 million of preferred stock at December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$1,135	$1,186
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	145	146
Amortization of deferred sales commissions	30	43
Stock-based compensation	235	242
Deferred income tax expense (benefit)	33	(38)
Net (gains) losses on non-trading investments	(18)	(41)
Purchases of investments within consolidated funds	(70)	(9)
Proceeds from sales and maturities of investments within consolidated funds	41	31
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	10	28
Net (gains) losses within consolidated VIEs	1	20
Net (purchases) proceeds within consolidated VIEs	169	(11)
(Earnings) losses from equity method investees	(59)	(41)
Distributions of earnings from equity method investees	18	21
Changes in operating assets and liabilities:
Accounts receivable	(122)	14
Due from related parties	71	(15)
Deferred sales commissions	(23)	(31)
Investments, trading	(188)	(29)
Other assets	(207)	(196)
Accrued compensation and benefits	(557)	(644)
Accounts payable and accrued liabilities	90	63
Due to related parties	(9)	(34)
Other liabilities	140	12

Cash flows from operating activities	865	717

Cash flows from investing activities
Purchases of investments	(274)	(91)
Proceeds from sales and maturities of investments	209	116
Distributions of capital from equity method investees	32	30
Net consolidations (deconsolidations) of sponsored investment funds	(204)	—
Acquisitions, net of cash acquired	(212)	—
Purchases of property and equipment	(98)	(159)

Cash flows from investing activities	(547)	(104)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities
Repayments of short-term borrowings	—	(100)
Proceeds from short-term borrowings	—	600
Repayments of convertible debt	—	(67)
Proceeds from long-term borrowings	1,495	1,496
Cash dividends paid	(545)	(520)
Proceeds from stock options exercised	44	13
Proceeds from issuance of common stock	4	2
Repurchases of common stock	(1,305)	(2,654)
Merrill Lynch cash capital contribution	7	8
Repayments of borrowings by consolidated VIEs	(174)	(14)
Net (redemptions/distributions paid) subscriptions received from non-controlling interests holders	171	(15)
Excess tax benefit from stock-based compensation	68	15

Cash flows from financing activities	(235)	(1,236)

Effect of exchange rate changes on cash and cash equivalents	6	52

Net increase (decrease) in cash and cash equivalents	89	(571)
Cash and cash equivalents, beginning of period	3,506	3,367

Cash and cash equivalents, end of period	$3,595	$2,796

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$92	$74
Interest on borrowings of consolidated VIEs	$35	$30
Income taxes	$556	$649

Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$352	$207
Increase (decrease) in non-controlling interests due to net consolidation (deconsolidation) of sponsored investment funds	($246)	($2)

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

During the three months ended June 30, 2012, BlackRock completed a secondary offering of 26,211,335 shares of common stock held by Barclays Bank PLC (“Barclays”) at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Participating Preferred Stock by a subsidiary of Barclays. Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays at a price of $156.80 per share (consisting of 6,346,036 of Series B Convertible Preferred Stock and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

On June 30, 2012, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

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

The interim financial information at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Fair Value Measurements (continued)

Valuation Techniques. The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment and other analytical procedures.

As a practical expedient, the Company relies on NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

A significant amount of inputs used to value equity, debt securities and bank loans are sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodology, including the general assumptions and methods used to value various asset classes, and operational process with these vendors. In addition, on a quarterly basis, meetings are held with the vendors to identify any significant changes to the vendors’ processes.

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

The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging: (i) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, (ii) market exposures for certain seed investments and (iii) future cash flows on floating-rate notes. The Company may also use derivatives within its separate account assets, which are segregated funds held for purposes of funding individual and group pension contracts, or in connection with capital support agreements with affiliated investment companies. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments generally are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

2.	Significant Accounting Policies (continued)

Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by BlackRock’s registered life insurance company are lent to third parties. In exchange, the Company receives collateral, principally cash and securities, with minimum value generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can re-sell or re-pledge the collateral and the borrower can re-sell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time. Therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to re-sell or re-pledge the collateral combined with the fact the activity is in a registered life insurance company, the Company records on its condensed consolidated statements of financial condition the collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At June 30, 2012 and December 31, 2011, the fair value of loaned securities held by separate account assets was approximately $20.2 billion and $19.5 billion, respectively, and the value of collateral held under these securities lending agreements was approximately $22.1 billion and $20.9 billion, respectively. During the six months ended June 30, 2012 and 2011, the Company had not sold or re-pledged any of the collateral received under these arrangements.

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

Amendments on Testing Indefinite-lived Intangible Assets for Impairment. On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.

The amendments of ASU 2012-02 are effective for the Company for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The provisions of ASU 2012-02 are not expected to materially impact BlackRock’s condensed consolidated financial statements.

3.	Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	June 30, 2012	December 31, 2011
Available-for-sale investments	$190	$52
Held-to-maturity investments	95	105
Trading investments:
Consolidated sponsored investment funds	117	214
Other equity securities and debt securities	3	7
Deferred compensation plan mutual funds	49	46

Total trading investments	169	267
Other investments:
Consolidated sponsored investment funds	416	373
Equity method investments	589	457
Deferred compensation plan hedge fund equity method investments	10	19
Cost method investments(1)	339	337
Carried interest	71	21

Total other investments	1,425	1,207

Total investments	$1,879	$1,631

(1)	Amounts primarily include Federal Reserve Bank Stock

At June 30, 2012, the Company consolidated $533 million of investments held by consolidated sponsored investment funds (non-variable interest entities (“VIEs”)) of which $117 million and $416 million were classified as trading investments and other investments, respectively. At December 31, 2011, the Company consolidated $587 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $214 million and $373 million were classified as trading investments and other investments, respectively.

3.	Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(Dollar amounts in millions)		Gross Unrealized		Carrying
June 30, 2012	Cost	Gains	Losses	Value

Equity securities:
Sponsored investment funds	$186	$4	($3)	$187
Collateralized debt obligations (“CDOs”)	1	—	—	1
Debt securities:
Asset-backed debt	1	1	—	2

Total available-for-sale investments	$188	$5	($3)	$190

		Gross Unrealized		Carrying
December 31, 2011	Cost	Gains	Losses	Value

Equity securities:
Sponsored investment funds	$52	$—	($2)	$50
CDOs	1	—	—	1
Debt securities:
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$54	$—	($2)	$52

Available-for-sale investments included seed investments in BlackRock sponsored investment mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $95 million and $105 million at June 30, 2012 and December 31, 2011, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. The amortized cost of debt securities classified as held-to-maturity at June 30, 2012 by maturity date was as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Foreign government debt	$86	$—	$—	$9	$95

3.	Investments (continued)

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	June 30, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$46	$49	$45	$46
Equity/Multi-asset class mutual funds	112	112	174	169
Debt securities:
Foreign debt	—	—	12	12
Corporate debt	8	8	39	40

Total trading investments	$166	$169	$270	$267

At June 30, 2012, trading investments included $109 million of equity securities and $8 million of debt securities held by consolidated sponsored investment funds, $49 million of certain deferred compensation plan mutual fund investments and $3 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	June 30, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$380	$416	$345	$373
Equity method	574	589	487	457
Deferred compensation plan hedge fund equity method investments	15	10	17	19
Cost method investments:
Federal Reserve Bank stock	329	329	328	328
Other	10	10	9	9

Total cost method investments	339	339	337	337
Carried interest	—	71	—	21

Total other investments	$1,308	$1,425	$1,186	$1,207

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments include BlackRock’s direct investments in BlackRock sponsored investment funds.

Cost method investments include non-marketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. As of June 30, 2012, there were no indicators of impairments on these investments.

Carried interest represents allocations to BlackRock general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

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

(Dollar amounts in millions)	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$60	$196
Investments:
Trading investments	117	214
Other investments	416	373
Other assets	10	5
Other liabilities	(34)	(37)
Non-controlling interests	(216)	(276)

BlackRock’s net interests in consolidated sponsored investment funds	$353	$475

BlackRock’s total exposure to consolidated sponsored investment funds of $353 million and $475 million at June 30, 2012 and December 31, 2011, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at both June 30, 2012 and December 31, 2011, four consolidated CLOs and one other consolidated sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated funds.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.	Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $143.7 billion at June 30, 2012 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	June 30, 2012
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$187	$—	$1	$—	$188
Debt securities	—	2	—	—	2

Total available-for-sale	187	2	1	—	190
Held-to-maturity:
Debt securities	—	—	—	95	95
Trading:
Deferred compensation plan mutual funds	49	—	—	—	49
Equity/Multi-asset class mutual funds	109	3	—	—	112
Debt securities	—	8	—	—	8

Total trading	158	11	—	—	169
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	5	47	46	—	98
Private / public equity(2)	14	6	298	—	318

Total consolidated sponsored investment funds	19	53	344	—	416
Equity method:
Hedge funds / Funds of hedge funds	—	65	187	18	270
Private equity investments	—	—	88	22	110
Real estate funds	—	—	101	16	117
Fixed income mutual funds	27	—	—	—	27
Equity/Multi-asset class, alternative mutual funds	65	—	—	—	65

Total equity method	92	65	376	56	589

Deferred compensation plan hedge fund equity method investments	—	10	—	—	10
Cost method investments	—	—	—	339	339
Carried interest	—	—	—	71	71

Total investments	456	141	721	561	1,879

Separate account assets:
Equity securities	82,607	—	7	—	82,614
Debt securities	—	32,531	—	—	32,531
Derivatives	19	126	—	—	145
Money market funds	2,297	—	—	—	2,297
Other	—	1,119	—	836	1,955

Total separate account assets	84,923	33,776	7	836	119,542
Collateral held under securities lending agreements:
Equity securities	16,420	—	—	—	16,420
Debt securities	—	5,725	—	—	5,725

Total collateral held under securities lending agreements	16,420	5,725	—	—	22,145
Other assets(3)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,263	85	—	1,348
Bonds	—	83	44	—	127
Private / public equity(4)	2	6	25	—	33

Total assets of consolidated VIE	2	1,352	154	—	1,508

Total	$101,801	$41,005	$882	$1,397	$145,085

(1)

Amounts comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)

Amount within Level 3 included $240 million and $58 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount included company-owned and split-dollar life insurance policies.
(4)	Amount within Level 3 included $23 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity fund, respectively.

5.	Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2012 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
Liabilities:

Borrowings of consolidated VIEs	$—	$—	$1,439	$1,439
Collateral liabilities under securities lending agreements	16,420	5,725	—	22,145
Other liabilities(1)	15	4	—	19

Total liabilities measured at fair value	$16,435	$5,729	$1,439	$23,603

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

(1)

Amounts comprised of investments held at cost, amortized cost, carried interest and equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

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

Separate Account Assets. The separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

Level 3 Assets. Level 3 assets recorded within investments of $721 million at June 30, 2012, primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal as well as third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $60 million at June 30, 2012. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

5.	Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Level 3 assets recorded within separate account assets include single-broker non-binding quotes for fixed income securities and equity securities that have unobservable inputs due to certain corporate actions.

Level 3 assets of consolidated VIEs include bank loans and bonds valued based on single-broker non-binding quotes and direct private equity investments and private equity funds valued based upon valuations received from internal as well as third-party fund managers, which may be adjusted by using the returns of certain market indices.

Level 3 Liabilities. Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single-broker non-binding quotes.

5.	Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2012

(Dollar amounts in millions)	March 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	53	(5)	—	—	(2)	—	—	46	(5)
Private equity	329	(8)	4	(21)	—	—	(6)	298	(9)
Equity method:
Hedge funds / Funds of hedge funds	197	3	—	—	(13)	—	—	187	3
Private equity investments	89	2	1	—	(4)	—	—	88	2
Real estate funds	95	2	6	—	(2)	—	—	101	2

Total Level 3 investments	764	(6)	11	(21)	(21)	—	(6)	721	(7)
Separate account assets:
Equity securities	13	(2)	3	(2)	—	3	(8)	7	n/a	(3)

Assets of consolidated VIEs:
Bank loans	47	1	10	(1)	—	47	(19)	85
Bonds	44	—	—	—	—	—	—	44
Private equity	28	(1)	—	(2)	—	—	—	25

Total Level 3 assets of consolidated VIEs	119	—	10	(3)	—	47	(19)	154	n/a	(4)

Total Level 3 assets	$896	($8)	$24	($26)	($21)	$50	($33)	$882

Liabilities:
Borrowings of consolidated VIEs	$1,547	$10	$—	$—	($98)	$—	$—	$1,439	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5.	Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012

(Dollar amounts in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	22	(4)	27	—	(2)	3	—	46	(4)
Private equity	313	21	9	(39)	—	—	(6)	298	18
Equity method:
Hedge funds / Funds of hedge funds	193	19	—	—	(25)	—	—	187	19
Private equity investments	85	6	3	—	(6)	—	—	88	6
Real estate funds	88	2	13	—	(2)	—	—	101	2

Total Level 3 investments	702	44	52	(39)	(35)	3	(6)	721	41
Separate account assets:
Equity securities	3	(1)	4	(5)	—	14	(8)	7
Debt securities	7	—	—	(6)	—	—	(1)	—

Total Level 3 separate account assets	10	(1)	4	(11)	—	14	(9)	7	n/a	(3)

Assets of consolidated VIEs:
Bank loans	83	1	17	(7)	—	52	(61)	85
Bonds	40	2	2	—	—	—	—	44
Private equity	27	2	—	(4)	—	—	—	25

Total Level 3 assets of consolidated VIEs	150	5	19	(11)	—	52	(61)	154	n/a	(4)

Total Level 3 assets	$862	$48	$75	($61)	($35)	$69	($76)	$882

Liabilities:
Borrowings of consolidated VIEs	$1,574	($39)	$—	$—	($174)	$—	$—	$1,439	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5.	Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2011

(Dollar amounts in millions)	March 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (funds and CDOs)	$2	$1	$—	$—	($1)	$—	$—	$2	$1
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	20	(2)	—	(1)	—	—	—	17	(2)
Private equity	305	18	7	(21)	1	2	—	312	18
Equity method:
Hedge funds / Funds of hedge funds	227	(3)	3	—	(16)	—	—	211	(3)
Private equity investments	70	7	2	—	(2)	—	—	77	7
Real estate funds	41	1	8	—	(2)	—	—	48	1

Total Level 3 investments	665	22	20	(22)	(20)	2	—	667	22
Separate account assets:
Equity securities	41	3	4	(35)	—	—	(9)	4
Debt securities	108	(1)	—	(97)	—	—	—	10

Total Level 3 separate account assets	149	2	4	(132)	—	—	(9)	14	n/a	(3)

Assets of consolidated VIEs:
Bank loans	38	—	15	(13)	—	9	(8)	41
Private equity	32	1	—	(4)	—	—	—	29

Total Level 3 assets of consolidated VIEs	70	1	15	(17)	—	9	(8)	70	n/a	(4)

Total Level 3 assets	$884	$25	$39	($171)	($20)	$11	($17)	$751

Liabilities:
Borrowings of consolidated VIEs	$1,297	($9)	$—	$—	($14)	$—	$—	$1,292	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5.	Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (funds and CDOs)	$2	$1	$—	$—	($1)	$—	$—	$2	$1
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	1	—	(2)	—	—	(1)	17	1
Private equity	299	30	8	(28)	1	2	—	312	30
Equity method:
Hedge funds / Funds of hedge funds	226	13	5	(1)	(32)	—	—	211	13
Private equity investments	68	8	3	—	(2)	—	—	77	8
Real estate funds	36	2	12	—	(2)	—	—	48	2

Total Level 3 investments	650	55	28	(31)	(36)	2	(1)	667	55
Separate account assets:
Equity securities	4	2	7	(38)	—	38	(9)	4
Debt securities	170	(2)	96	(167)	—	—	(87)	10

Total Level 3 separate account assets	174	—	103	(205)	—	38	(96)	14	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(2)	20	(16)	—	23	(16)	41
Private equity	30	3	—	(4)	—	—	—	29

Total Level 3 assets of consolidated VIEs	62	1	20	(20)	—	23	(16)	70	n/a	(4)

Total Level 3 assets	$886	$56	$151	($256)	($36)	$63	($113)	$751

Liabilities:
Borrowings of consolidated VIEs	$1,278	($28)	$—	$—	($14)	$—	$—	$1,292	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5.	Fair Value Disclosures (continued)

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

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable / unobservable, or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a NAV (or a capital account), or when the book value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

Separate Account Assets. During the six months ended June 30, 2012, there were $14 million of transfers of equity securities into Level 3 from Level 1. These transfers into Level 3 were primarily due to market inputs no longer being considered observable.

During the three and six months ended June 30, 2012, there were $8 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. These transfers out of Level 3 were due to availability of observable market inputs.

During the three and six months ended June 30, 2011, there were $9 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. In addition, for the six months ended June 30, 2011, there were $87 million of debt securities transferred out of Level 3 to Level 2 within separate account assets. These transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

During the six months ended June 30, 2011, there were $38 million of transfers of equity securities held within separate account assets into Level 3 from Level 1. These transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Assets of Consolidated VIEs. During the three and six months ended June 30, 2012, there were $19 million and $61 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and six months ended June 30, 2012, there were $47 million and $52 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

During the three and six months ended June 30, 2011, there were $8 million and $16 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and six months ended June 30, 2011, there were $9 million and $23 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Other Settlements. During the three and six months ended June 30, 2012, there were $19 million and $33 million, respectively, of distributions from equity method investees categorized in Level 3.

During the three and six months ended June 30, 2011, there were $20 million and $36 million, respectively, of distributions from equity method investees categorized in Level 3 of the fair value hierarchy.

5.	Fair Value Disclosures (continued)

Disclosures of Fair Value for Additional Financial Instruments. As of June 30, 2012 and December 31, 2011, the fair value of the Company’s financial instruments are categorized in the table below:

	June 30, 2012		December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$3,595	$3,595	$3,506	$3,506	Level 1	(1)
Accounts receivable	2,084	2,084	1,960	1,960	Level 1	(2)
Due from related parties	71	71	142	142	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	44	44	54	54	Level 1	(1)

Financial Liabilities:
Accounts payable and accrued liabilities	1,029	1,029	923	923	Level 1	(2)
Due to related parties	13	13	22	22	Level 1	(2)
Short-term borrowings	100	100	100	100	Level 1	(2)
Long-term borrowings	6,185	6,687	4,690	5,057	Level 2	(3)

(1)	Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. At June 30, 2012 and December 31, 2011, approximately $60 million and $196 million related to cash and cash equivalents held by consolidated sponsored investment funds. The Company may not be able to access such cash to use in its operating activities. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund. At June 30, 2012 and December 31, 2011, approximately $27 million and $123 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition.
(2)	The carrying amounts of accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related parties and short-term borrowings approximate fair value due to their short term nature.
(3)	Long-term borrowings are recorded at amortized amounts. The fair value of the Company’s long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2012 and December 2011, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on NAVs (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, market indices or valuation services from third-party service providers. At June 30, 2012 and December 31, 2011, with the exception of certain equity and cost method investments and carried interest investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value.

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

June 30, 2012

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$3	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b)	240	38	n/r	n/r
Other funds of hedge funds	(c)	79	—	Monthly (42%), Quarterly (16%) Annual (1%) n/r (41%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d)	252	4	Monthly (2%), Quarterly (26%) n/r (72%)	15 – 90 days

Private equity funds	(e)	88	42	n/r	n/r

Real estate funds	(f)	101	18	n/r	n/r

Deferred compensation plan hedge fund investments	(g)	10	—	Monthly (30%), Quarterly (70%)	60 – 90 days

Consolidated VIE:
Private equity fund	(h)	23	1	n/r	n/r

Total		$796	$103

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

(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.
(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven and eight years at June 30, 2012 and December 31, 2011, respectively. The total remaining unfunded commitments to other third-party funds were $38 million and $44 million at June 30, 2012 and December 31, 2011, respectively. The Company was contractually obligated to fund $33 million at both June 30, 2012 and December 31, 2011 to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.

5.	Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. The majority of the underlying funds in this category can be redeemed as long as there are no restrictions in place. At June 30, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12-24 months.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments in this category have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately six years at both June 30, 2012 and December 31, 2011.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five and six years at June 30, 2012 and December 31, 2011, respectively.
(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in the funds. The majority of the Company’s investments in this category is not subject to redemption or is not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both June 30, 2012 and December 31, 2011.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.
(h)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately three and four years at June 30, 2012 and December 31, 2011, respectively. Total remaining unfunded commitments to other third-party funds is $1 million and $2 million at June 30, 2012 and December 31, 2011, respectively, which are required to be funded by capital contributions from non-controlling interest holders.

5.	Fair Value Disclosures (continued)

Fair Value Option. Upon the initial consolidation of four CLOs, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents the fair value of those assets and liabilities for which the fair value option was elected as of June 30, 2012 and December 31, 2011:

(Dollar amounts in millions)	June 30, 2012	December 31, 2011
CLO Bank Loans:

Aggregate principal amounts outstanding	$1,380	$1,522

Fair value	1,348	1,459

Aggregate unpaid principal balance in excess of fair value	$32	$63

Unpaid principal balance of loans more than 90 days past due	$4	$4

Aggregate fair value of loans more than 90 days past due	—	—

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$1,605	$1,781

Fair value	$1,439	$1,574

At June 30, 2012, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2019.

During the three months ended June 30, 2012 and 2011, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $22 million gain and an $18 million gain, respectively, which were offset by a $7 million loss and a $23 million loss, respectively, from the change in fair value of the CLO borrowings.

During the six months ended June 30, 2012 and 2011, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $78 million gain and a $38 million gain, respectively, which were offset by a $74 million loss and a $57 million loss, respectively, from the change in fair value of the CLO borrowings.

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

Consolidated VIEs. At both June 30, 2012 and December 31, 2011, BlackRock was the PB of five VIEs. The VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one sponsored private equity investment fund in which it had a non-substantive investment, which absorbed the majority of the variability due to its de facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At June 30, 2012 and December 31, 2011, the following balances related to these VIEs were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	June 30, 2012	December 31, 2011
Assets of consolidated VIEs:
Cash and cash equivalents	$44	$54

Bank loans	1,348	1,459
Bonds	127	145
Other investments	33	35

Total bank loans, bonds and other investments	1,508	1,639
Liabilities of consolidated VIEs:
Borrowings	(1,439)	(1,574)
Other liabilities	(9)	(9)
Appropriated retained earnings	(70)	(72)
Non-controlling interests of consolidated VIEs	(34)	(38)

Total net interests in consolidated VIEs	$—	$—

For the three months ended June 30, 2012 and 2011, the Company recorded a non-operating gain of $11 million and non-operating loss of $5 million, respectively, offset by an $11 million net gain and a $5 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income.

For the six months ended June 30, 2012 and 2011, the Company recorded a non-operating loss of $1 million and $20 million, respectively, offset by a $1 million and a $20 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income.

At June 30, 2012 and December 31, 2011 the weighted-average maturities of the bank loans and bonds were approximately 4.2 years.

6.	Variable Interest Entities (continued)

Non-Consolidated VIEs. At June 30, 2012 and December 31, 2011, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the PB, were as follows:

At June 30, 2012

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss

CDOs/CLOs	$1	$2	($4)	$20
Other sponsored investment funds:
Collective trusts	—	185	—	185
Other	17	58	(3)	75

Total	$18	$245	($7)	$280

At December 31, 2011

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss

CDOs/CLOs	$1	$2	($3)	$20
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	18	54	(5)	72

Total	$19	$240	($8)	$276

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(Dollar amounts in billions)	June 30, 2012	December 31, 2011
Assets at fair value	$5	$5
Liabilities(1)	7	7

Net assets	($2)	($2)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

Other sponsored investments funds. Net assets of other sponsored investment funds approximate $1.3 trillion to $1.4 trillion at June 30, 2012 and $1.2 trillion to $1.3 trillion at December 31, 2011. Net assets included $1.1 trillion and $1.0 trillion of collective trusts at June 30, 2012 and December 31, 2011, respectively. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

Maximum risk of loss. At both June 30, 2012 and December 31, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third-party in a synthetic CDO transaction.

7.	Derivatives and Hedging

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on the Company’s floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03%, payable semi-annually on May 24 and November 24 of each year and commenced November 24, 2011. The fair value of the interest rate swap as of June 30, 2012 was not material to the Company’s condensed consolidated financial statements.

The Company maintains a program to enter into total return swaps to economically hedge against market price exposures with respect to certain seed investments in sponsored investment products. At June 30, 2012 and December 31, 2011, the Company had ten and six outstanding total return swaps, respectively, with an aggregate notional value of approximately $133 million and $43 million, respectively. The fair value of the outstanding total return swaps as of June 30, 2012 and December 31, 2011 was not material to the Company’s condensed consolidated financial statements.

Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At June 30, 2012, the Company had one outstanding forward foreign currency exchange contract with an aggregate notional value of approximately $36 million. The fair value of the forward foreign currency exchange contract as of June 30, 2012 was not material to the Company’s condensed consolidated financial statements. At December 31, 2011, the Company did not have any outstanding forward foreign currency exchange contracts.

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

On behalf of clients of the Company’s registered life insurance company, which maintains separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures and forward foreign currency exchange contracts, interest rate swaps and inflation rate swaps. Net realized and unrealized gains and losses attributable to derivatives held by separate account assets accrue directly to the contract owners and are not reported in the Company’s condensed consolidated statements of income.

The following table presents the fair value at June 30, 2012 and December 31, 2011 of derivative instruments not designated as hedging instruments:

	June 30, 2012		December 31, 2011
(Dollar amounts in millions)	Assets	Liabilities	Assets	Liabilities
Credit default swap (Pillars)
Other liabilities	$—	$4	$—	$3

Separate account derivatives
Separate account assets	145	—	1,495	—
Separate account liabilities	—	145	—	1,495

Total	$145	$149	$1,495	$1,498

The fair value of the derivatives held by separate account assets is equal to and offset by a separate account liability.

7.	Derivatives and Hedging (continued)

Gains (losses) on total return swaps are recorded in non-operating income (expense) on the condensed consolidated statements of income and were $9 million and ($3) million for the three and six months ended June 30, 2012, respectively, and were ($1) million and ($2) million for the three and six months ended June 30, 2011, respectively.

Gains (losses) on the interest rate swap, forward foreign currency exchange contract and Pillars were immaterial for the three and six months ended June 30, 2012 and 2011.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The fair value of such derivatives as of June 30, 2012 and December 31, 2011 was not material to the Company’s condensed consolidated financial statements. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

8.	Goodwill

Goodwill activity during the six months ended June 30, 2012 was as follows:

(Dollar amounts in millions)
December 31, 2011	$12,792
Claymore Investments, Inc. (1)	106
Excess tax basis amortization (2)	(10)

June 30, 2012	$12,888

(1)

Amount represents goodwill resulting from the Company’s acquisition of the Canadian exchange-traded products (“ETP”) provider, Claymore Investments, Inc. (the “Claymore Transaction”) on March 7, 2012 for approximately $212 million.

(2)

At June 30, 2012, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $339 million. Goodwill related to the acquisition of the fund-of-funds business of Quellos Group, LLC (the “Quellos Transaction”) will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

9.	Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(Dollar amounts in millions)	Indefinite-lived	Finite-lived	Total
	intangible assets	intangible assets	intangible assets

December 31, 2011	$16,597	$759	$17,356
Claymore Transaction	163	—	163
Amortization expense	—	(78)	(78)

June 30, 2012	$16,760	$681	$17,441

In March 2012, in connection with the Claymore Transaction, the Company acquired $163 million of indefinite-lived ETP management contracts.

10.	Borrowings

Short-Term Borrowings

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at June 30, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.125% and a maturity during July 2012. During July 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.125% and a maturity during August 2012.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program to $3.5 billion. On May 17, 2012, BlackRock increased the maximum aggregate amount to $3.785 billion. The CP Program is currently supported by the 2012 credit facility.

As of June 30, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

2015 and 2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 1.375% notes maturing in June 2015 (the “2015 Notes”) and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred Stock from Barclays and affiliates and for general corporate purposes. Interest on the 2015 Notes and the 2022 Notes of approximately $10 million and $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year commencing December 1, 2012. The 2015 Notes and 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2015 Notes and 2022 Notes were issued at a discount of $5 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs, which are being amortized over the respective terms of the 2015 Notes and 2022 Notes.

The carrying value and fair value of long-term borrowings determined using market prices at the end of June 2012 included the following:

(Dollar amounts in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

2.25% Notes due 2012	$500	$—	$500	$504
Floating Rate Notes due 2013	750	—	750	753
3.50% Notes due 2014	1,000	(1)	999	1,067
1.375% Notes due 2015	750	(1)	749	762
6.25% Notes due 2017	700	(3)	697	852
5.00% Notes due 2019	1,000	(2)	998	1,150
4.25% Notes due 2021	750	(4)	746	823
3.375% Notes due 2022	750	(4)	746	776

Total Long-term Borrowings	$6,200	($15)	$6,185	$6,687

Long-term borrowings at December 31, 2011 had a carrying value of $4,690 million and a fair value of $5,057 million determined using market prices at the end of December 2011.

See Note 11, Borrowings, in the 2011 Form 10-K for more information.

11.	Commitments and Contingencies

Investment Commitments. At June 30, 2012, the Company had $262 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

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

11.	Commitments and Contingencies (continued)

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

In connection with securities lending transactions, BlackRock, together with Barclays (as described below), has issued certain indemnifications to certain clients against potential loss that is a direct result of a borrower’s failure to fulfill its obligations (and return securities borrowed) under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under such securities lending agreement. As part of the BGI acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to several BlackRock securities lending clients through December 1, 2012. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. As of June 30, 2012, the Company indemnified certain of its clients for loan balances of approximately $38.7 billion. The fair value of these indemnifications was not material to BlackRock’s condensed consolidated statements of financial condition as of June 30, 2012. The Company currently expects client balances indemnified by BlackRock to continue to increase as a result of this transition and over time as the Company’s securities lending activities increase.

12.	Stock-Based Compensation

The components of the Company’s stock-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$115	$88	$224	$208
Long-term incentive plans funded by PNC	6	14	11	28
Stock options	—	3	—	6

Total stock-based compensation	$121	$105	$235	$242

Restricted Stock and RSUs

Restricted stock and RSU activity for the six months ended June 30, 2012 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted- Average Grant Date Fair Value
December 31, 2011	5,528,781	$196.44
Granted	2,456,732	$166.44
Converted	(1,576,923)	$175.21
Forfeited	(88,426)	$183.51

June 30, 2012(1)	6,320,164	$190.27

(1)	As of June 30, 2012, approximately 5.7 million awards are expected to vest and 0.5 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

12.	Stock-Based Compensation (continued)

In January 2012, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	1,365,691 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;

•	418,038 RSUs to employees that cliff vest 100% on January 31, 2015; and

•

616,117 RSUs, which will primarily be funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards will vest on the fourth, fifth or sixth anniversaries of the grant date subject to pre-determined market conditions being achieved during the six year term of the award.

As of June 30, 2012, there was $561 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

During 2007 through 2011, approximately 2.5 million shares were surrendered, including 1.3 million RSUs, which vested and were funded by PNC on September 29, 2011. At June 30, 2012 approximately 0.2 million shares that vest in January 2013 remain committed by PNC.

At June 30, 2012, the remaining shares committed by PNC, of approximately 1.3 million, are available to fund future long-term incentive awards, including approximately 0.6 million shares of the awards granted in January 2012.

Stock Options

Options outstanding at June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2011	2,190,907	$105.33
Exercised	(1,027,198)	$42.70

June 30, 2012(1)	1,163,709	$160.61

(1)	At June 30, 2012, all options were vested. The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 was $148 million.

13.	Net Capital Requirements

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

Capital Requirements. At June 30, 2012, the Company was required to maintain approximately $1,227 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to various regulatory capital requirements administered by the Federal banking agencies), entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers and was in compliance with all applicable regulatory net capital requirements.

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

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)
Liability as of December 31, 2011	$18
Cash payments	(16)

Liability as of June 30, 2012	$2

15.	Capital Stock

Non-voting Participating Preferred Stock. The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30,	December 31,
	2012	2011
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	4,011,044	38,328,737
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,517,237	1,517,237
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

15.	Capital Stock (continued)

Share Repurchase Approval. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock. The Company repurchased 898,000 shares in open market transactions for approximately $167 million during the six months ended June 30, 2012. As of June 30, 2012, there were 4,554,000 shares still authorized to be repurchased.

May 2012 Barclays Sale and Capital Exchange. BlackRock completed the secondary offering of 26,211,335 shares of common stock held by Barclays at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Participating Preferred Stock by a subsidiary of Barclays.

Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays outside the publicly announced share repurchase program at a price of $156.80 per share (consisting of 6,346,036 of Series B Convertible Preferred Stock and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

May 2012 PNC Capital Exchange. In May 2012, PNC exchanged 2,000,000 shares of Series B Convertible Preferred Stock for an equal number of shares of common stock.

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(Dollar amounts in millions, except per share data)	June 30,		June 30,
	2012	2011	2012	2011
Basic EPS:
Net income attributable to BlackRock	$554	$619	$1,126	$1,187
Less:
Dividends distributed to common shares	260	245	544	514
Dividends distributed to participating RSUs	—	3	1	6

Undistributed net income attributable to BlackRock	294	371	581	667
Percentage of undistributed net income allocated to common shares(a)	99.9%	98.8%	99.9%	98.8%
Undistributed net income allocated to common shares	294	367	581	659
Plus:
Common share dividends	260	245	544	514

Net income attributable to common shares	$554	$612	$1,125	$1,173

Weighted-average shares outstanding	177,010,239	187,870,001	178,016,539	189,822,833
Earnings per basic share attributable to BlackRock common stockholders	$3.13	$3.26	$6.32	$6.18

Diluted EPS:
Net income attributable to common shares	$554	$612	$1,125	$1,173
Weighted-average shares outstanding	177,010,239	187,870,001	178,016,539	189,822,833
Dilutive effect of:
Non-participating RSUs	2,375,202	1,814,740	2,411,138	1,653,881
Stock options	205,261	767,836	325,838	783,159
Convertible debt	—	127,386	—	169,494

Total diluted weighted-average shares outstanding	179,590,702	190,579,963	180,753,515	192,429,367

Earnings per dilutive share attributable to BlackRock common stockholders	$3.08	$3.21	$6.22	$6.10

(a)

Allocation to common shareholders is based on the total of common and participating security shareholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months ended June 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.2 million, respectively. For the six months ended June 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.3 million, respectively.

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

There were no anti-dilutive RSUs or options for the three and six months ended June 30, 2012 and 2011.

17.	Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Equity	$1,055	$1,211	$2,123	$2,326
Fixed income	462	414	895	808
Multi-asset class	237	223	483	444
Alternatives	189	206	410	427
Cash management	88	96	177	212

Total investment advisory, administration fees, securities lending revenue and performance fees	2,031	2,150	4,088	4,217
BlackRock Solutions and advisory	131	116	254	244
Distribution fees	20	27	39	55
Other revenue	47	54	97	113

Total revenue	$2,229	$2,347	$4,478	$4,629

The following table illustrates the Company’s total revenue for the three and six months ended June 30, 2012 and 2011, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2012	2011	2012	2011
Americas	$1,533	$1,567	$3,099	$3,121
Europe	591	654	1,163	1,244
Asia-Pacific	105	126	216	264

Total revenue	$2,229	$2,347	$4,478	$4,629

17.	Segment Information (continued)

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at June 30, 2012 and December 31, 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the assets are physically located.

(Dollar amounts in millions)	June 30,	December 31,
Long-lived Assets	2012	2011
Americas	$13,251	$13,133
Europe	139	123
Asia-Pacific	69	73

Total long-lived assets	$13,459	$13,329

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe is primarily comprised of the United Kingdom. Asia-Pacific is primarily comprised of Japan, Australia and Hong Kong.

18.	Subsequent Events

Tax Legislation in the United Kingdom. In July 2012, the United Kingdom enacted legislation reducing corporate income taxes. The legislation will result in a revaluation of certain deferred tax assets and liabilities which will result in a non-cash income tax benefit in the third quarter 2012. At this time, the Company is still evaluating the impact to the condensed consolidated financial statements.

Swiss Re Private Equity Partners (SRPEP). In July 2012, BlackRock announced that it has agreed to acquire SRPEP, the European private equity and infrastructure fund of funds franchise of Swiss Re, subject to customary closing conditions. BlackRock and Swiss Re have also entered into a strategic alternative investment relationship agreement, centered on BlackRock Alternative Investors (“BAI”), which reinforces Swiss Re’s current investments in SRPEP products and establishes other future Swiss Re commitments to the BAI platform. The total consideration estimated to be paid at closing is not expected to be material to the Company’s condensed consolidated financial statements.

In addition to the subsequent events described above, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or disclosure.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property and information security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time and any liabilities related to securities lending or other indemnification obligations; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly-traded investment management firm. As of June 30, 2012, the Company managed $3.560 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equities, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation of services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

During the three months ended June 30, 2012, BlackRock completed a secondary offering of 26,211,335 shares of common stock held by Barclays Bank PLC (“Barclays”) at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Preferred Stock held by a subsidiary of Barclays. Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays at a price of $156.80 per share (consisting of 6,346,036 of Series B Convertible Preferred Stock and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

On June 30, 2012, PNC held 21.0% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

Overview (continued)

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following tables summarize BlackRock’s operating performance for each of the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP basis:
Total revenue	$2,229	$2,347	$4,478	$4,629
Total expenses	1,400	1,481	2,834	2,965

Operating income	$829	$866	$1,644	$1,664
Operating margin	37.2%	36.9%	36.7%	35.9%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	($46)	($27)	($26)	($8)
Net income attributable to BlackRock	$554	$619	$1,126	$1,187
Diluted earnings per common share(e)(f)	$3.08	$3.21	$6.22	$6.10

Effective tax rate	29.3%	26.2%	30.4%	28.3%

As adjusted:
Operating income(a)	$832	$883	$1,657	$1,702
Operating margin(a)	39.2%	39.7%	38.9%	39.4%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	($43)	($27)	($28)	($13)
Net income attributable to BlackRock(c)(d)	$558	$578	$1,133	$1,160
Diluted earnings per common share(c)(d)(e)(f)	$3.10	$3.00	$6.26	$5.96

Effective tax rate(d)	29.3%	32.4%	30.4%	31.3%

Other:
Assets under management (end of period)	$3,559,934	$3,659,148	$3,559,934	$3,659,148
Diluted weighted-average common shares outstanding(f)	179,590,702	190,579,963	180,753,515	192,429,367
Shares outstanding excluding escrow shares (end of period)	172,901,037	179,086,190	172,901,037	179,086,190
Book value per share*	$142.29	$136.10	$142.29	$136.10
Cash dividends declared and paid per share	$1.50	$1.375	$3.00	$2.75

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating income, GAAP basis	$829	$866	$1,644	$1,664
Non-GAAP expense adjustments:
PNC LTIP funding obligation	6	14	11	28
Merrill Lynch compensation contribution	—	3	—	5
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	—	2	5

Operating income, as adjusted	832	883	1,657	1,702
Closed-end fund launch costs	—	—	—	19
Closed-end fund launch commissions	—	—	—	2

Operating income used for operating margin measurement	$832	$883	$1,657	$1,723

Revenue, GAAP basis	$2,229	$2,347	$4,478	$4,629
Non-GAAP adjustments:
Distribution and servicing costs	(93)	(100)	(188)	(209)
Amortization of deferred sales commissions	(14)	(21)	(30)	(43)

Revenue used for operating margin measurement	$2,122	$2,226	$4,260	$4,377

Operating margin, GAAP basis	37.2%	36.9%	36.7%	35.9%

Operating margin, as adjusted	39.2%	39.7%	38.9%	39.4%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

Overview (continued)

Financial Highlights

(continued)

(a) (continued)

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may have an economic offset in non-operating income. Examples of such adjustments include closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

Overview (continued)

Financial Highlights

(continued)

(b) Non-operating income (expense), less net income (loss) attributable to non-controlling interests, as adjusted:

Non-operating income (expense), less net income (loss) attributable to non-controlling interests (“NCI”), as adjusted, is presented below. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for certain deferred compensation plans, which are reported in non-operating income (expense), GAAP basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Non-operating income (expense), GAAP basis	($40)	($24)	($17)	($9)
Less: Net income (loss) attributable to NCI	6	3	9	(1)

Non-operating income (expense)(1)	(46)	(27)	(26)	(8)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	—	(2)	(5)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	($43)	($27)	($28)	($13)

(1)	Net of net income (loss) attributable to non-controlling interests.

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

Overview (continued)

Financial Highlights

(continued)

(c) Net income attributable to BlackRock, as adjusted:

Management believes net income attributable to BlackRock, as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, as adjusted, equals net income attributable to BlackRock, GAAP basis, adjusted for significant non-recurring items, charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

	Three Months Ended		Six Months Ended
(Dollar amounts in millions, except per share data)	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to BlackRock, GAAP basis	$554	$619	$1,126	$1,187
Non-GAAP adjustments, net of tax:(d)
PNC LTIP funding obligation	4	10	7	19
Merrill Lynch compensation contribution	—	1	—	3
Income tax law changes	—	(52)	—	(49)

Net income attributable to BlackRock, as adjusted	$558	$578	$1,133	$1,160

Allocation of net income, as adjusted, to common shares(e)	$557	$571	$1,131	$1,146
Diluted weighted-average common shares outstanding(f)	179,590,702	190,579,963	180,753,515	192,429,367
Diluted earnings per common share, GAAP basis(f)	$3.08	$3.21	$6.22	$6.10
Diluted earnings per common share, as adjusted(f)	$3.10	$3.00	$6.26	$5.96

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on PNC LTIP funding obligation and Merrill Lynch compensation contribution.

During the three and six months ended June 30, 2011, adjustments primarily related to state income tax law changes that resulted in the re-measurement of certain net deferred income tax liabilities, primarily related to acquired indefinite intangible assets. The resulting increase or decrease in income taxes has been excluded from net income attributable to BlackRock, as adjusted, as these items will not have a cash flow impact and to ensure comparability for periods presented.

(d)	For the quarters ended June 30, 2012 and 2011, non-GAAP adjustments were tax effected at 30.4% and 32.4%, respectively, reflecting a blended rate applicable to the adjustments. For the six months ended June 30, 2012 and 2011, non-GAAP adjustments were tax effected at 31.0% and 32.7%, respectively.

(e)	Amounts exclude net income attributable to participating securities (see below).

(f)	Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share. In addition, certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share. For the quarters ended June 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.2 million, respectively. For the six months ended June 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.3 million, respectively.

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

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and high net worth investors. There were 632 iShares products at June 30, 2012 compared with 504 at December 31, 2011 globally across equities, fixed income and commodities, which trade like common stocks on 20 exchanges worldwide. iShares AUM totaled $644.9 billion at June 30, 2012. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange-traded products. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

Overview (continued)

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $13 trillion of positions are processed on the Company’s Aladdin® operating platform, which serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform and (iii) performance fees if contractual thresholds are met.

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

				Variance vs.
(Dollar amounts in millions)	June 30, 2012	March 31, 2012	June 30, 2011(1)	March 31, 2012	June 30, 2011
Equity:
Active	$274,670	$297,184	$333,237	(8%)	(18%)
Institutional index	924,702	966,950	939,079	(4%)	(2%)
iShares	443,311	479,585	476,604	(8%)	(7%)
Fixed income:
Active	630,639	624,723	612,553	1%	3%
Institutional index	455,082	450,749	438,424	1%	4%
iShares	180,355	168,365	134,695	7%	34%
Multi-asset class	243,087	246,507	231,256	(1%)	5%
Alternatives(1):
Core	63,575	65,788	67,094	(3%)	(5%)
Currency and commodities(2)	39,997	44,656	46,168	(10%)	(13%)

Long-term	3,255,418	3,344,507	3,279,110	(3%)	(1%)
Cash management	239,471	241,929	247,219	(1%)	(3%)

Sub-total	3,494,889	3,586,436	3,526,329	(3%)	(1%)
Advisory(3)	65,045	97,651	132,819	(33%)	(51%)

Total AUM	$3,559,934	$3,684,087	$3,659,148	(3%)	(3%)

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Amounts include commodity iShares.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

Mix of Assets Under Management – by Asset Class

	June 30, 2012	March 31, 2012	June 30, 2011(1)
Equity:
Active	8%	8%	9%
Institutional index	25%	25%	26%
iShares	12%	13%	13%
Fixed income:
Active	18%	17%	17%
Institutional index	13%	12%	12%
iShares	5%	5%	4%
Multi-asset class	7%	7%	6%
Alternatives(1):
Core	2%	2%	2%
Currency and commodities	1%	1%	1%

Long-term	91%	90%	90%
Cash management	7%	7%	6%

Sub-total	98%	97%	96%
Advisory(2)	2%	3%	4%

Total	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

The following table presents the component changes in BlackRock’s AUM for the three months ended June 30, 2012.

(Dollar amounts in millions)	March 31, 2012	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)	Foreign exchange(2)	June 30, 2012
Equity:
Active	$297,184	($3,116)	($17,673)	($1,725)	$274,670
Institutional index	966,950	6,536	(45,093)	(3,691)	924,702
iShares	479,585	(5,451)	(28,056)	(2,767)	443,311
Fixed income:
Active	624,723	(3,413)	11,099	(1,770)	630,639
Institutional index	450,749	(2,674)	8,776	(1,769)	455,082
iShares	168,365	11,675	1,654	(1,339)	180,355
Multi-asset class	246,507	4,364	(4,845)	(2,939)	243,087
Alternatives:
Core	65,788	(1,624)	(410)	(179)	63,575
Currency and commodities(3)	44,656	(2,558)	(2,253)	152	39,997

Long-term	3,344,507	3,739	(76,801)	(16,027)	3,255,418
Cash management	241,929	(1,502)	590	(1,546)	239,471

Sub-total	3,586,436	2,237	(76,211)	(17,573)	3,494,889
Advisory(4)	97,651	(31,656)	(15)	(935)	65,045

Total AUM	$3,684,087	($29,419)	($76,226)	($18,508)	$3,559,934

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $124.2 billion to $3.560 trillion at June 30, 2012 from $3.684 trillion at March 31, 2012, largely driven by $94.7 billion of market-related declines and planned liquidations of advisory AUM.

Net market depreciation of $76.2 billion resulted from $90.8 billion in equity market valuation declines across all equity strategies, partially offset by appreciation in fixed income products of $21.5 billion, primarily in U.S. products.

The $18.5 billion decrease in AUM from foreign exchange movements primarily resulted from the strengthening of the U.S. dollar, largely against the euro and the pound sterling, partially offset by the weakening of the U.S. dollar against the Japanese yen.

Net Subscriptions (Redemptions). Net redemptions of $29.4 billion predominately reflected net redemptions of $33.5 billion from institutional clients, partially offset by subscriptions of $6.1 billion from iShares clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products of $3.7 billion, reflected the following:

Net Subscriptions

•	Fixed income iShares net inflows of $11.7 billion across all fixed income strategies driven by demand for yield-oriented products;

•	Institutional index equity net inflows of $6.5 billion concentrated in global, and regional and country specific strategies, partially offset by net outflows from U.S. equity products; and

•	Multi-asset class net inflows of $4.4 billion resulting from continued strength in target date products.

Assets Under Management (continued)

Net Redemptions

•

Active fixed income and equity products net outflows of $6.5 billion, primarily reflecting net outflows from regional and country specific equity strategies and global bond and local currency mandates, partially offset by fixed income inflows into U.S. sector-specialty products;

•	Equity iShares net outflows of $5.5 billion, primarily concentrated in regional and country specific strategies, particularly from emerging market products; and

•	Alternatives net outflows of $4.2 billion, reflecting renewable power inflows of $0.2 billion offset by net outflows, including those related to return of capital from closed-end funds.

Cash Management Net Redemptions. Cash management net outflows of $1.5 billion included net outflows from retail and institutional clients concentrated in prime strategies, reflecting the low-rate environment. Net outflows were partially offset by net inflows into offshore funds from international institutional clients.

Advisory Net Redemptions. Advisory net outflows of $31.7 billion were driven almost exclusively by Maiden Lane portfolio liquidation disbursements.

The following table presents the component changes in BlackRock’s AUM for the six months ended June 30, 2012.

(Dollar amounts in millions)	December 31, 2011	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	June 30, 2012
Equity:
Active	$275,156	($7,593)	$—	$7,542	($435)	$274,670
Institutional index	865,299	6,084	95	55,916	(2,692)	924,702
iShares	419,651	2,385	3,517	18,407	(649)	443,311
Fixed income:
Active	614,804	(2,326)	—	19,193	(1,032)	630,639
Institutional index	479,116	(32,546)	—	9,665	(1,153)	455,082
iShares	153,802	21,116	3,026	2,919	(508)	180,355
Multi-asset class	225,170	9,131	78	9,931	(1,223)	243,087
Alternatives:
Core	63,647	(952)	5	925	(50)	63,575
Currency and commodities(4)	41,301	(1,886)	860	(82)	(196)	39,997

Long-term	3,137,946	(6,587)	7,581	124,416	(7,938)	3,255,418
Cash management	254,665	(16,437)	—	1,377	(134)	239,471

Sub-total	3,392,611	(23,024)	7,581	125,793	(8,072)	3,494,889
Advisory(5)	120,070	(54,512)	—	(324)	(189)	65,045

Total AUM	$3,512,681	($77,536)	$7,581	$125,469	($8,261)	$3,559,934

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include AUM acquired in the Claymore Investments, Inc. acquisition (the “Claymore Transaction”) in March 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $47.3 billion to $3.560 trillion at June 30, 2012 from $3.513 trillion at December 31, 2011, driven largely by market gains, partially offset by advisory distributions and cash management outflows.

Net market appreciation of $125.5 billion included appreciation of $81.9 billion in equity products, primarily due to higher U.S. and global equity markets, $31.8 billion in fixed income products, primarily local currency and U.S. products and $9.9 billion in multi-asset class products including fiduciary, global asset allocation and target date mandates.

The $8.3 billion decrease in AUM from foreign exchange movements was primarily due to the strengthening of the U.S. dollar, primarily against the Japanese yen and euro, partially offset by the weakening of the U.S. dollar against the pound sterling.

Assets Under Management (continued)

Net Subscriptions (Redemptions). Net redemptions of $77.5 billion reflected net redemptions of $100.3 billion from institutional clients, partially offset by subscriptions of $24.3 billion from iShares clients.

Long-term Net Subscriptions (Redemptions). Net redemptions in long-term products totaled $6.6 billion including the impact of a low-fee institutional fixed income index redemption that totaled $36.0 billion from a single client in first quarter 2012. Net new business of $29.4 billion, excluding the single redemption, reflected the following:

Net Subscriptions

•	Fixed income iShares net inflows of $21.1 billion, concentrated in sector-specific strategies;

•	Multi-asset class products net inflows of $9.1 billion, reflecting ongoing strength in target date products;

•	Institutional index equity products net inflows of $6.1 billion, concentrated in global strategies, partially offset by outflows from U.S. equity products.

Net Redemptions

•	Active equity net outflows of $7.6 billion, largely driven by outflows from scientific active equity products.

Cash Management Net Redemptions. Cash management net outflows of $16.4 billion were comprised of outflows from domestic institutional clients concentrated in prime strategies due to the low-rate environment.

Advisory Net Redemptions. Advisory net outflows of $54.5 billion were driven by portfolio liquidation disbursements.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended June 30, 2012.

(Dollar amounts in millions)	June 30, 2011	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	June 30, 2012
Equity:
Active	$333,237	($23,844)	$—	($30,571)	($4,152)	$274,670
Institutional index	939,079	26,017	95	(29,600)	(10,889)	924,702
iShares	476,604	13,279	3,517	(42,427)	(7,662)	443,311
Fixed income:
Active	612,553	(21,231)	—	44,767	(5,450)	630,639
Institutional index	438,424	(36,084)	—	58,721	(5,979)	455,082
iShares	134,695	39,364	3,026	6,629	(3,359)	180,355
Multi-asset class	231,256	16,167	78	3,158	(7,572)	243,087
Alternatives(4):
Core	67,094	(2,757)	5	(288)	(479)	63,575
Currency and commodities(5)	46,168	(3,290)	860	(3,646)	(95)	39,997

Long-term	3,279,110	7,621	7,581	6,743	(45,637)	3,255,418
Cash management	247,219	(4,974)	—	1,109	(3,883)	239,471

Sub-total	3,526,329	2,647	7,581	7,852	(49,520)	3,494,889
Advisory(6)	132,819	(65,808)	—	1,176	(3,142)	65,045

Total AUM	$3,659,148	($63,161)	$7,581	$9,028	($52,662)	$3,559,934

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include AUM acquired in the Claymore Transaction in March 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Data reflects the reclassification of prior period AUM into the current period presentation.
(5)	Amounts include commodity iShares.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

Assets Under Management (continued)

AUM decreased approximately $99.2 billion, or 3%, to $3.560 trillion at June 30, 2012 from $3.659 trillion at June 30, 2011. The decrease in AUM was primarily attributable to $65.8 billion of advisory distributions, a $52.7 billion decrease due to foreign exchange movements and $5.0 billion of redemptions of cash management products, partially offset by $9.0 billion in net market appreciation, $7.6 billion of net subscriptions in long-term products, and $7.6 billion of acquired AUM related to the Claymore Transaction.

Net market appreciation of $9.0 billion included $110.1 billion of appreciation in fixed income products, primarily local currency and U.S. products, partially offset by $102.6 billion of depreciation in equity products due to lower global equity markets.

The $52.7 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the euro and pound sterling.

Net Subscriptions (Redemptions). Total net redemptions of $63.2 billion for the twelve months ended June 30, 2012 included net redemptions of $114.1 billion from institutional clients and $4.3 billion from retail and high net worth clients, partially offset by net subscriptions of $55.2 billion from iShares clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term mandates totaled $7.6 billion, including the impact of a low-fee institutional fixed income index redemption that totaled $36.0 billion from a single client in first quarter 2012. Net new business of $43.6 billion, excluding the single redemption, reflected the following:

Net Subscriptions

•	Fixed income iShares net inflows of $39.4 billion across all strategies, concentrated in U.S. sector-specific and targeted duration products;

•	Equity institutional index products net inflows of $26.0 billion in global and regional and country specific strategies, partially offset by outflows from U.S. equity products;

•	Multi-asset class products net inflows of $16.2 billion, reflecting strong demand for asset allocation products and target date funds (including LifePath portfolios); and

•	Equity iShares net inflows of $13.3 billion across all strategies, concentrated in regional and country, and global strategies.

Net Redemptions

•	Active equity net outflows of $23.8 billion largely driven by outflows from scientific active equity products;

•	Active fixed income net outflows of $21.2 billion concentrated in local currency and U.S. core strategies, partially offset by net inflows from sector specific strategies; and

•	Alternatives net outflows of $6.0 billion primarily related to outflows in currency products, partially offset by $2.5 billion of net inflows from commodity iShares.

Cash Management Net Redemptions. Cash management net outflows of $5.0 billion were substantially concentrated in prime strategies, partially offset by net inflows into government funds from domestic institutional and retail clients.

Advisory Net Redemptions. Advisory net outflows of $65.8 billion were driven by portfolio liquidations disbursements.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011

Operating Income and Operating Margin Overview

GAAP

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Revenue	$2,229	$2,347	($118)	(5%)
Expenses	1,400	1,481	(81)	(5%)

Operating income	$829	$866	($37)	(4%)

Operating margin	37.2%	36.9%	30 bps	1%

As Adjusted

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Revenue	$2,229	$2,347	($118)	(5%)
Expenses	1,397	1,464	(67)	(5%)

Operating income(1)	$832	$883	($51)	(6%)

Operating margin(1)	39.2%	39.7%	(50) bps	(1%)

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating income and operating margin on a GAAP and as adjusted basis for the three months ended June 30, 2012 reflected expense discipline and market-related revenue declines.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (continued)

Revenue

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$429	$536	($107)	(20%)
Institutional index	156	148	8	5%
iShares	467	500	(33)	(7%)
Fixed income:
Active	285	276	9	3%
Institutional index	60	55	5	9%
iShares	107	77	30	39%
Multi-asset class	236	230	6	3%
Alternatives(1):
Core	130	146	(16)	(11%)
Currency and commodities	32	36	(4)	(11%)

Long-term	1,902	2,004	(102)	(5%)
Cash management	88	96	(8)	(8%)

Total base fees	1,990	2,100	(110)	(5%)
Investment advisory performance fees:
Equity	3	27	(24)	(89%)
Fixed income	10	6	4	67%
Multi-asset class	1	(7)	8	*
Alternatives	27	24	3	13%

Total	41	50	(9)	(18%)
BlackRock Solutions and advisory	131	116	15	13%
Distribution fees	20	27	(7)	(26%)
Other revenue	47	54	(7)	(13%)

Total revenue	$2,229	$2,347	($118)	(5%)

*	Not applicable
(1)	Certain prior period information has been reclassified to conform to current period presentation.

The $118 million decrease in revenues reflected market-related declines, partially offset by growth in fixed income iShares, demand for BlackRock Solutions and advisory services and improved securities lending revenue.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue totaled $1,990 million for the three months ended June 30, 2012 compared with $2,100 million for the three months ended June 30, 2011. The current quarter reflected higher base fees from fixed income, predominately iShares, and multi-asset class products and improvement in securities lending revenue, which were more than offset by lower fees from equity products due to declines in world equity markets. Securities lending fees were $157 million for the three months ended June 30, 2012 compared with $134 million for the three months ended June 30, 2011, reflecting an increase in average balances of securities on loan and higher lending rates.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Three Months Ended June 30,		Mix of Average AUM by Asset Class(2) June 30,
	2012	2011(1)	2012	2011(1)
Equity:
Active	22%	25%	8%	10%
Institutional index	8%	7%	26%	27%
iShares	23%	23%	13%	13%
Fixed income:
Active	14%	13%	18%	17%
Institutional index	3%	3%	13%	12%
iShares	5%	4%	5%	4%
Multi-asset class	12%	11%	7%	6%
Alternatives:
Core	7%	7%	2%	3%
Currency and commodities	2%	2%	1%	1%

Long-term	96%	95%	93%	93%
Cash management	4%	5%	7%	7%

Total excluding advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a two point average of quarter-end spot AUM.

For the three months ended June 30, 2012, institutional index equity and fixed income were only 11% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (continued)

Revenue (continued)

Performance Fees

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Equity	$3	$27	($24)	(89%)
Fixed income	10	6	4	67%
Multi-asset class	1	(7)	8	*
Alternatives	27	24	3	13%

Total	$41	$50	($9)	(18%)

* Not applicable

Investment advisory performance fees were $41 million for the three months ended June 30, 2012 compared with $50 million for the three months ended June 30, 2011, primarily reflecting lower performance fees from equity products concentrated in regional and country strategies.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue totaled $131 million for the three months ended June 30, 2012 compared with $116 million for the three months ended June 30, 2011, primarily reflecting higher revenue from additional Aladdin mandates in the three months ended June 30, 2012.

Distribution Fees. Distribution fees were $20 million compared with $27 million in the three months ended June 30, 2011, primarily due to lower sales and AUM in certain share classes of open-end retail funds.

Other Revenue. Other revenue decreased $7 million, largely reflecting lower sales commissions.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (continued)

Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Expenses:
Employee compensation and benefits	$786	$824	($38)	(5%)
Distribution and servicing costs	93	100	(7)	(7%)
Amortization of deferred sales commissions	14	21	(7)	(33%)
Direct fund expenses	144	153	(9)	(6%)
General and administration	324	345	(21)	(6%)
Amortization of intangible assets	39	38	1	3%

Total expenses, GAAP	$1,400	$1,481	($81)	(5%)

Less non-GAAP expense adjustments:
PNC LTIP funding obligation	6	14	(8)	(57%)
Merrill Lynch compensation contribution	—	3	(3)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	—	(3)	*

Total non-GAAP expense adjustments	3	17	(14)	(82%)

Total expenses, as adjusted	$1,397	$1,464	($67)	(5%)

*	Not applicable.

The decline in total GAAP and as adjusted expenses reflected expense discipline as explained below.

Employee Compensation and Benefits

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$786	$824	($38)	(5%)
Less non-GAAP expense adjustments:
PNC LTIP funding obligation	6	14	(8)	(57%)
Merrill Lynch compensation contribution	—	3	(3)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(3)	—	(3)	*

Total non-GAAP expense adjustments	3	17	(14)	(82%)

Employee compensation and benefits, as adjusted	$783	$807	($24)	(3%)

*	Not applicable.

The decline in employee compensation and benefits expense on a GAAP and as adjusted basis reflected lower incentive compensation related to market effects. Employees at June 30, 2012 totaled approximately 9,900 compared with approximately 9,700 at June 30, 2011.

Distribution and Servicing Costs. Distribution and servicing costs decreased $7 million driven by lower average AUM and higher cash management yield support waivers. These costs include payments to Bank of America under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for the three months ended June 30, 2012 and June 30, 2011 included $49 million and $55 million, respectively, of costs attributable to Bank of America and affiliates.

Direct Fund Expenses. Direct fund expenses decreased $9 million primarily reflecting a decrease in average AUM and lower custodial service expenses where BlackRock pays certain non-advisory expenses of the funds.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (continued)

Expenses (continued)

General and Administration Expenses

	Three Months Ended June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
General and administration expenses:
Marketing and promotional	$107	$94	$13	14%
Occupancy and office related	59	78	(19)	(24%)
Portfolio services	51	45	6	13%
Technology	40	37	3	8%
Professional services	26	34	(8)	(24%)
Communications	10	10	—	—%
Other general and administration	31	47	(16)	(34%)

Total general and administration expenses	$324	$345	($21)	(6%)

General and administration expenses decreased $21 million, primarily related to lower occupancy costs, professional services, and other expenses including favorable effects from foreign currency remeasurements, partially offset by higher marketing and promotional expenses in connection with the brand campaign launched in first quarter 2012.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		$ Change
(Dollar amounts in millions)	2012	2011
Non-operating income (expense), GAAP basis	($40)	($24)	($16)
Less: Net income (loss) attributable to NCI(1)	6	3	3

Non-operating income (expense)(2)	(46)	(27)	(19)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	—	3

Non-operating income (expense), as adjusted(2)	($43)	($27)	($16)

(1)	Amounts include an $11 million gain and a $5 million loss attributable to consolidated variable interest entities (“VIEs”) for the three months ended June 30, 2012 and 2011, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

Non-operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
(Dollar amounts in millions)	2012	2011	$ Change
Net gain (loss) on investments(1)
Private equity	($4)	$18	($22)
Real estate	3	2	1
Distressed credit/mortgage funds	—	(13)	13
Hedge funds/funds of hedge funds	4	1	3
Other investments(2)	(2)	2	(4)

Sub-total	1	10	(9)
Investments related to deferred compensation plans	(3)	—	(3)

Total net gain (loss) on investments	(2)	10	(12)
Interest and dividend income	8	4	4
Interest expense	(52)	(41)	(11)

Net interest expense	(44)	(37)	(7)

Total non-operating income (expense)(1)	(46)	(27)	(19)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	3	—	3

Non-operating income (expense), as adjusted(1)	($43)	($27)	($16)

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amounts include net gains (losses) related to equity, fixed income and commodity investments, and BlackRock’s seed capital hedging program.

Net gains on co-investments and seed investments decreased $9 million from the prior year quarter, primarily due to a reduction in values on private equity investments compared with an increase in values during the three months ended June 30, 2011. The decrease from the prior year quarter was partially offset by flat values on distressed credit/mortgage funds compared with declining values during the three months ended June 30, 2011.

Net interest expense increased from the three months ended June 30, 2011, primarily due to long-term debt issuances in May 2011 and 2012. For further information on the Company’s long-term debt, see “Liquidity and Capital Resources” herein.

Income Tax Expense

(Dollar amounts in millions)	GAAP Three Months Ended June 30,		As adjusted Three Months Ended June 30,
	2012	2011	2012	2011
Income before income taxes(1)	$783	$839	$789	$856
Income tax expense	$229	$220	$231	$278
Effective tax rate	29.3%	26.2%	29.3%	32.4%

(1)	Net of net income (loss) attributable to non-controlling interests.

The GAAP effective tax rate of 26.2% for the three months ended June 30, 2011 included a $52 million non-cash benefit due to enacted state legislation, which was excluded from the effective tax rate, as adjusted.

Operating results for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 (continued)

Net Income Attributable to BlackRock

The components of net income attributable to BlackRock and net income attributable to BlackRock, as adjusted, for the three months ended June 30, 2012 and 2011 are as follows:

	GAAP Three Months Ended June 30,		% Change	As adjusted Three Months Ended June 30,		% Change
(Dollar amounts in millions, except per share data)	2012	2011		2012	2011
Operating income	$829	$866	(4%)	$832	$883	(6%)
Non-operating income (expense)(1)	(46)	(27)	70%	(43)	(27)	59%
Income tax expense	(229)	(220)	4%	(231)	(278)	(17%)

Net income attributable to BlackRock	$554	$619	(11%)	$558	$578	(3%)

% attributable to common shares	99.9%	98.8%		99.9%	98.8%
Net income attributable to common shares	$554	$612	(10%)	$557	$571	(2%)

Diluted weighted-average common shares outstanding(2)	179,590,702	190,579,963	(6%)	179,590,702	190,579,963	(6%)
Diluted EPS components:
Operating income	$3.24	$3.03	7%	$3.27	$3.09	6%
Non-operating income (expense)(1)	(0.16)	(0.09)	78%	(0.17)	(0.09)	89%
Net income tax benefit	—	0.27	(100%)	—	—	*

Diluted earnings per common share	$3.08	$3.21	(4%)	$3.10	$3.00	3%

*	Not applicable.
(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
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

GAAP. Net income attributable to BlackRock of $554 million, or $3.08 per diluted common share, for the three months ended June 30, 2012, declined $65 million, or $0.13 per diluted common share, from the quarter ended June 30, 2011. Net income attributable to BlackRock for the three months ended June 30, 2012 included the after-tax effect of the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $4 million.

Net income attributable to BlackRock of $619 million, or $3.21 per diluted share, for the three months ended June 30, 2011 included a non-cash tax benefit of $52 million due to enacted state tax legislation.

As Adjusted. Net income attributable to BlackRock, as adjusted, which excluded the LTIP and tax items discussed above, totaled $558 million, or $3.10 per diluted common share, for the three months ended June 30, 2012, compared with $578 million, or $3.00 per diluted common share, for the three months ended June 30, 2011.

Net income and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011

Operating Income and Operating Margin Overview

GAAP

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Revenue	$4,478	$4,629	($151)	(3%)
Expenses	2,834	2,965	(131)	(4%)

Operating income	$1,644	$1,664	($20)	(1%)

Operating margin	36.7%	35.9%	80 bps	2%

As Adjusted

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Revenue	$4,478	$4,629	($151)	(3%)
Expenses	2,821	2,927	(106)	(4%)

Operating income(1)	$1,657	$1,702	($45)	(3%)

Operating margin(1)	38.9%	39.4%	(50) bps	(1%)

(1)	Operating income, as adjusted, and operating margin, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The decrease in operating income on a GAAP and as adjusted basis for the six months ended June 30, 2012 reflected market-related revenue declines partially offset by expense discipline.

Operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (continued)

Revenue

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$882	$1,047	($165)	(16%)
Institutional index	279	259	20	8%
iShares	940	963	(23)	(2%)
Fixed income:
Active	564	545	19	3%
Institutional index	110	108	2	2%
iShares	205	148	57	39%
Multi-asset class	479	448	31	7%
Alternatives(1):
Core	265	285	(20)	(7%)
Currency and commodities	66	69	(3)	(4%)

Long-term	3,790	3,872	(82)	(2%)
Cash management	177	212	(35)	(17%)

Total base fees	3,967	4,084	(117)	(3%)
Investment advisory performance fees:
Equity	22	57	(35)	(61%)
Fixed income	16	7	9	129%
Multi-asset class	4	(4)	8	*
Alternatives	79	73	6	8%

Total	121	133	(12)	(9%)
BlackRock Solutions and advisory	254	244	10	4%
Distribution fees	39	55	(16)	(29%)
Other revenue	97	113	(16)	(14%)

Total revenue	$4,478	$4,629	($151)	(3%)

*	Not applicable
(1)	Certain prior period information has been reclassified to conform to current period presentation.

The $151 million decrease in revenues primarily reflected market-related revenue declines, partially offset by growth in fixed income iShares and multi-asset class products, and improvements in securities lending and BlackRock Solutions and advisory revenue.

Operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (continued)

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue totaled $3,967 million for the six months ended June 30, 2012 compared with $4,084 million for the six months ended June 30, 2011. The current period reflected higher fees from fixed income products, predominately iShares, and multi-asset class products and improvement in securities lending revenue, which were more than offset by lower fees from equity products due to world equity market declines. Securities lending fees were $268 million for the six months ended June 30, 2012 compared with $206 million for the six months ended June 30, 2011, reflecting an increase in average balances of securities on loan and higher lending rates.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees		Mix of Average AUM by
	Six Months Ended		Asset Class(2)
	June 30,		June 30,
	2012	2011(1)	2012	2011(1)
Equity:
Active	22%	25%	8%	10%
Institutional index	7%	6%	26%	27%
iShares	24%	24%	13%	13%
Fixed income:
Active	14%	13%	18%	17%
Institutional index	3%	3%	13%	12%
iShares	5%	4%	5%	4%
Multi-asset class	12%	11%	7%	6%
Alternatives:
Core	7%	7%	2%	2%
Currency and commodities	2%	2%	1%	1%

Long-term	96%	95%	93%	92%
Cash management	4%	5%	7%	8%

Total excluding advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a three point average of quarter-end spot AUM.

For the six months ended June 30, 2012, institutional index equity and fixed income were only 10% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Operating	results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (continued)

Revenue (continued)

Performance Fees

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Equity	$22	$57	($35)	(61%)
Fixed income	16	7	9	129%
Multi-asset class	4	(4)	8	*
Alternatives	79	73	6	8%

Total	$121	$133	($12)	(9%)

* Not applicable

Investment advisory performance fees were $121 million for the six months ended June 30, 2012 compared with $133 million for the six months ended June 30, 2011, primarily reflecting lower performance fees from equity products concentrated in regional and country strategies.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue totaled $254 million for the six months ended June 30, 2012 compared with $244 million for the six months ended June 30, 2011, primarily reflecting higher revenue from additional Aladdin mandates in the six months ended June 30, 2012.

Distribution Fees. Distribution fees were $39 million compared with $55 million in the six months ended June 30, 2011, primarily due to lower sales and AUM in certain share classes of BlackRock Funds.

Other Revenue. Other revenue decreased $16 million, largely reflecting lower transition management service fees and lower sales commissions.

Operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (continued)

Expenses

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Expenses:
Employee compensation and benefits	$1,611	$1,654	($43)	(3%)
Distribution and servicing costs	188	209	(21)	(10%)
Amortization of deferred sales commissions	30	43	(13)	(30%)
Direct fund expenses	296	296	—	—%
General and administration	631	685	(54)	(8%)
Amortization of intangible assets	78	78	—	—%

Total expenses, GAAP	$2,834	$2,965	($131)	(4%)

Less non-GAAP expense adjustments:
PNC LTIP funding obligation	11	28	(17)	(61%)
Merrill Lynch compensation contribution	—	5	(5)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	2	5	(3)	(60%)

Total non-GAAP expense adjustments	13	38	(25)	(66%)

Total expenses, as adjusted	$2,821	$2,927	($106)	(4%)

The decrease in GAAP and as adjusted expenses is described below.

Employee Compensation and Benefits

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Employee compensation and benefits, GAAP expenses:	$1,611	$1,654	($43)	(3%)
Less non-GAAP expense adjustments:
PNC LTIP funding obligation	11	28	(17)	(61%)
Merrill Lynch compensation contribution	—	5	(5)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	2	5	(3)	(60%)

Total non-GAAP expense adjustments	13	38	(25)	(66%)

Employee compensation and benefits, as adjusted	$1,598	$1,616	($18)	(1%)

The decline in employee compensation and benefits expense on a GAAP and as adjusted basis reflected a net decrease in incentive compensation related to market effects and lower commissions and temporary help, partially offset by higher base salaries as a result of higher headcount. Employees at June 30, 2012 totaled approximately 9,900 compared with approximately 9,700 at June 30, 2011.

Distribution and Servicing Costs. Distribution and servicing costs decreased $21 million driven by lower cash management average AUM and higher yield support waivers. These costs include payments to Bank of America under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for the six months ended June 30, 2012 and June 30, 2011 included $97 million and $117 million, respectively, of costs attributable to Bank of America and affiliates.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions decreased $13 million, primarily related to lower sales of certain share classes of open-end funds.

Operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (continued)

General and administration expenses

	Six Months Ended
	June 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
General and administration expenses:
Marketing and promotional	$190	$176	$14	8%
Occupancy and office related	123	153	(30)	(20%)
Portfolio services	96	90	6	7%
Technology	77	73	4	5%
Professional services	52	63	(11)	(17%)
Communications	20	20	—	—%
Closed-end fund launch costs	—	19	(19)	(100%)
Other general and administration	73	91	(18)	(20)%

Total general and administration expenses	$631	$685	($54)	(8%)

General and Administration Expenses. General and administration expenses decreased $54 million primarily related to lower occupancy costs, the non-recurrence of closed-end fund launch costs incurred during the six months ended June 30, 2011 associated with the launch of the BlackRock Resources and Commodities Strategy Trust, lower professional services and recruiting expenses and favorable effects from foreign currency remeasurements, partially offset by higher marketing and promotional expenses in connection with the brand campaign launched in first quarter 2012.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to non-controlling interests for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended
	June 30,
(Dollar amounts in millions)	2012	2011	$ Change
Non-operating income (expense), GAAP basis	($17)	($9)	($8)
Less: Net income (loss) attributable to NCI(1)	9	(1)	10

Non-operating income (expense)(2)	(26)	(8)	(18)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(5)	3

Non-operating income (expense), as adjusted(2)	($28)	($13)	($15)

(1)	Amounts include a $1 million and a $20 million loss attributable to consolidated VIEs for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of net income (loss) attributable to non-controlling interests.

Non-operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended		$ Change
	June 30,
(Dollar amounts in millions)	2012	2011
Net gain (loss) on investments(1)
Private equity	$17	$26	($9)
Real estate	4	3	1
Distressed credit/mortgage funds	28	14	14
Hedge funds/funds of hedge funds	10	5	5
Other investments(2)	(3)	5	(8)

Sub-total	56	53	3
Investments related to deferred compensation plans	2	5	(3)

Total net gain (loss) on investments	58	58	—
Interest and dividend income	17	13	4
Interest expense	(101)	(79)	(22)

Net interest expense	(84)	(66)	(18)

Total non-operating income (expense)(1)	(26)	(8)	(18)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(5)	3

Non-operating income (expense), as adjusted(1)	($28)	($13)	($15)

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)	Amounts include net gains (losses) related to equity, fixed income alternative mutual funds and commodity investments, and BlackRock’s seed capital hedging program.

Net gains on co-investments and seed investments increased $3 million from the six months ended June 30, 2011 due to higher gains on distressed credit/mortgage funds, partially offset by lower gains on private equity fund co-investments.

Net interest expense increased from the six months ended June 30, 2011, primarily due to long-term debt issuances in May 2011 and May 2012. For further information on the Company’s long-term debt, see “Liquidity and Capital Resources” herein.

Income Tax Expense

	GAAP Six Months Ended June 30,		As adjusted Six Months Ended June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Income before income taxes(1)	$1,618	$1,656	$1,629	$1,689
Income tax expense	$492	$469	$496	$529
Effective tax rate	30.4%	28.3%	30.4%	31.3%

(1)	Net of net income (loss) attributable to non-controlling interests.

The six months ended June 30, 2011 GAAP effective tax rate included a $24 million benefit related to the resolution of certain outstanding tax positions and a $52 million non-cash benefit due to enacted state tax legislation, partially offset by a $3 million non-cash increase due to enacted state tax legislation.

The six months ended June 30, 2011 as adjusted effective tax rate of 31.3% included the $24 million benefit related to the resolution of certain outstanding tax positions and excluded the $49 million of net non-cash benefits due to enacted state tax legislation.

Operating results for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 (continued)

Net Income Attributable to BlackRock

The components of net income attributable to BlackRock and net income attributable to BlackRock, as adjusted, for the six months ended June 30, 2012 and 2011 are as follows:

	GAAP Six Months Ended June 30,		% Change	As adjusted Six Months Ended June 30,		% Change
(Dollar amounts in millions, except per share data)	2012	2011		2012	2011
Operating income	$1,644	$1,664	(1%)	$1,657	$1,702	(3%)
Non-operating income (expense)(1)	(26)	(8)	225%	(28)	(13)	115%
Income tax expense	(492)	(469)	5%	(496)	(529)	(6%)

Net income attributable to BlackRock	$1,126	$1,187	(5%)	$1,133	$1,160	(2%)

% attributable to common shares	99.9%	98.8%		99.9%	98.8%
Net income attributable to common shares	$1,125	$1,173	(4%)	$1,131	$1,146	(1%)

Diluted weighted-average common shares outstanding(2)	180,753,515	192,429,367	(6%)	180,753,515	192,429,367	(6%)
Diluted EPS components:
Operating income	$6.32	$5.76	10%	$6.37	$5.88	8%
Non-operating income (expense)(1)	(0.10)	(0.03)	233%	(0.11)	(0.04)	175%
Net income tax benefit	—	0.37	(100%)	—	0.12	(100%)

Diluted earnings per common share	$6.22	$6.10	2%	$6.26	$5.96	5%

(1)	Net of net income (loss) attributable to non-controlling interests (redeemable and nonredeemable).
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

GAAP. Net income attributable to BlackRock of $1,126 million, or $6.22 per diluted common share, for the six months ended June 30, 2012, declined $61 million, while earnings per diluted common share rose $0.12 compared with the six months ended June 30, 2011, including the effect of share repurchases in the six months ended June 30, 2012. Net income attributable to BlackRock for the six months ended June 30, 2012 included the after-tax effect of the portion of certain LTIP awards to be funded through a capital contribution of BlackRock stock held by PNC of $7 million.

Net income attributable to BlackRock of $1,187 million, or $6.10 per diluted common share, for the six months ended June 30, 2011 included $73 million, or $0.37 per diluted common share, of net income tax benefits, which included a $24 million benefit related to the resolution of certain outstanding tax positions and a $49 million net non-cash benefit due to enacted state tax legislation during the six months ended June 30, 2011. Net income attributable to BlackRock. for the six months ended June 30, 2011 included the after-tax effect of the portion of certain LTIP awards, which will be funded through a capital contribution of BlackRock stock held by PNC of $19 million and an expected contribution by Merrill Lynch of $3 million to fund certain compensation of former MLIM employees, a portion of which was received by BlackRock in the six months ended June 30, 2011.

As Adjusted. Net income attributable to BlackRock, as adjusted, which excludes the LTIP and tax items discussed above, totaled $1,133 million, or $6.26 per diluted common share, for the six months ended June 30, 2012, compared with $1,160 million, or $5.96 per diluted common share, for the six months ended June 30, 2011.

Net income and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Tax Legislation in the United Kingdom. In July 2012, the United Kingdom enacted legislation reducing corporate income taxes. The legislation will result in a revaluation of certain deferred tax assets and liabilities which will result in a non-cash income tax benefit in the third quarter 2012. At this time, the Company is still evaluating the impact to the condensed consolidated financial statements.

Swiss Re Private Equity Partners (“SRPEP”). In July 2012, BlackRock announced that it has agreed to acquire SRPEP, the European private equity and infrastructure fund of funds franchise of Swiss Re, subject to customary closing conditions. BlackRock and Swiss Re have also entered into a strategic alternative investment relationship agreement, centered on BlackRock Alternative Investors (“BAI”), which reinforces Swiss Re’s current investments in SRPEP products and establishes other future Swiss Re commitments to the BAI platform. The total consideration estimated to be paid at closing is not expected to be material to the Company’s condensed consolidated financial statements.

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

The Company presents the as adjusted balance sheet as additional information to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities or non-controlling interests and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. Management reviews the Company’s as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of its total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Separate Account Assets and Liabilities and Collateral Held under Securities Lending Agreements

The separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. In accordance with GAAP, the Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

In addition, the Company records on its condensed consolidated statements of financial condition the collateral received under securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral.

Consolidated VIEs

As of June 30, 2012, BlackRock consolidated five VIEs. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of clients.

Balance Sheet Overview (continued)

	June 30, 2012
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$3,595	$—	$—	$60	$3,535
Accounts receivable	2,084	—	—	—	2,084
Investments	1,879	—	—	180	1,699
Assets of consolidated VIEs	1,552	—	1,552	—	—
Separate account assets and collateral held under securities lending agreements	141,687	141,687	—	—	—
Other assets(1)	1,354	—	—	10	1,344

Sub-total	152,151	141,687	1,552	250	8,662
Goodwill and intangible assets, net	30,329	—	—	—	30,329

Total assets	$182,480	$141,687	$1,552	$250	$38,991

Liabilities
Accrued compensation and benefits	$848	$—	$—	$—	$848
Accounts payable and accrued liabilities	1,029	—	—	—	1,029
Borrowings(2)	6,285	—	—	—	6,285
Liabilities of consolidated VIEs	1,448	—	1,448	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	141,687	141,687	—	—	—
Deferred income tax liabilities	5,385	—	—	—	5,385
Other liabilities(3)	876	—	—	34	842

Total liabilities	157,558	141,687	1,448	34	14,389

Equity
Total stockholders’ equity	24,672	—	70	—	24,602
Non-controlling interests	250	—	34	216	—

Total equity	24,922	—	104	216	24,602

Total liabilities and equity	$182,480	$141,687	$1,552	$250	$38,991

(1)	Amount includes due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amount includes short-term borrowings and long-term borrowings.
(3)	Amount includes due to related parties and other liabilities.

Balance Sheet Overview (continued)

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at June 30, 2012 and December 31, 2011:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Assets:
Cash and cash equivalents	$3,595	$3,506	$89	3%
Accounts receivable	2,084	1,960	124	6%
Investments	1,879	1,631	248	15%
Goodwill and intangible assets, net	30,329	30,148	181	1%
Other assets(1)	1,354	1,169	185	16%

Liabilities:
Accrued compensation and benefits	848	1,383	(535)	(39%)
Accounts payable and accrued liabilities	1,029	923	106	11%
Borrowings(2)	6,285	4,790	1,495	31%
Deferred income tax liabilities	5,385	5,323	62	1%
Other liabilities(3)	876	743	133	18%

Stockholders’ equity	24,672	25,048	(376)	(2%)

(1)	Amounts include due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amounts include short-term borrowings and long-term borrowings.
(3)	Amounts include due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2012 and December 31, 2011 included $60 million and $196 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for details on the change in cash and cash equivalents for the six months ended June 30, 2012.

Accounts Receivable. Accounts receivable at June 30, 2012 increased $124 million from December 31, 2011, primarily reflecting higher receivables related to securities lending revenue and an increase in unit trust receivables, (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities), partially offset by lower performance fees receivables.

Investments. BlackRock reports its investments on a GAAP basis, which includes investments that are owned by sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, consolidated even though BlackRock may not own the majority of any such funds. As a result, management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that are owned by the Company, net of non-controlling interests, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock.

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

Balance Sheet Overview (continued)

Investments (continued)

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Total investments, GAAP	$1,879	$1,631	$248	15%
Investments held by consolidated sponsored investment funds(1)	(533)	(587)	54	9%

Net exposure to consolidated investment funds	353	475	(122)	(26%)

Total investments, as adjusted	1,699	1,519	180	12%
Federal Reserve Bank stock	(329)	(328)	(1)	—%
Carried interest	(71)	(21)	(50)	(238%)
Deferred compensation investments	(59)	(65)	6	9%
Hedged investments	(133)	(43)	(90)	(209%)

Total “economic” investment exposure	$1,107	$1,062	$45	4%

(1)

At June 30, 2012 and December 31, 2011, approximately $533 million and $587 million, respectively, of BlackRock’s total GAAP investments was maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

Total investments, as adjusted, at June 30, 2012 increased $180 million from December 31, 2011, resulting from $384 million of purchases/capital contributions, $57 million from positive market valuations and earnings from equity method investments, and $50 million from net additional carried interest capital allocations, partially offset by $258 million of sales/maturities and $53 million of distributions representing return of capital and return on investments.

The following table represents the carrying value of investments, by asset type, at June 30, 2012 and December 31, 2011:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Private equity	$309	$306	$3	1%
Real estate	117	108	9	8%
Distressed credit/mortgage funds	217	217	—	—%
Hedge funds/funds of hedge funds	174	167	7	4%
Other investments(1)	290	264	26	10%

Total “economic” investment exposure	$1,107	$1,062	$45	4%

(1)	Other investments primarily include seed investments in fixed income, commodities and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Balance Sheet Overview (continued)

Investments (continued)

The following table represents investments measured at fair value on a recurring basis at June 30, 2012:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at June 30, 2012
Total investments, as adjusted(2)	$422	$121	$595	$561	$1,699

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

Goodwill and Intangible Assets. Goodwill and intangible assets at June 30, 2012 increased $181 million from December 31, 2011, primarily due to the Claymore Transaction, partially offset by $78 million of amortization expense.

Other Assets. Other assets at June 30, 2012 increased $185 million from December 31, 2011, primarily related to increases in current taxes receivable, and property and equipment.

Accrued Compensation and Benefits. Accrued compensation and benefits at June 30, 2012 decreased $535 million from December 31, 2011, primarily related to 2011 incentive compensation cash payments in first quarter 2012, partially offset by the effect of 2012 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at June 30, 2012 increased $106 million from December 31, 2011, primarily due to increased accruals, including marketing and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable), partially offset by lower current income taxes payable.

Deferred Income Tax Liabilities. Deferred income tax liabilities at June 30, 2012 increased $62 million, primarily as a result of the effects of temporary differences associated with deferred stock compensation and investment income, and the Claymore Transaction.

Other Liabilities. Other liabilities at June 30, 2012 increased $133 million from December 31, 2011, primarily resulting from an increase in deferred carried interest and other operating liabilities.

Stockholders’ Equity. Total stockholders’ equity at June 30, 2012 decreased $376 million from December 31, 2011, principally resulting from $1.3 billion of stock repurchases, including $1.0 billion from Barclays and $139 million of common stock repurchased related to tax withholdings on vested stock awards, and $545 million of cash dividend payments. The decrease in stockholders’ equity was partially offset by $1,126 million of net income attributable to BlackRock, $235 million of stock-based compensation expense, $59 million excess tax benefits from vested stock-based compensation and $49 million of net issuances of common shares related to employee stock transactions.

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

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

	Six Months Ended June 30, 2012
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of year	$3,506	$196	$—	$3,310
Cash flows from operating activities	865	(128)	179	814
Cash flows from investing activities	(547)	(184)	—	(363)
Cash flows from financing activities	(235)	176	(179)	(232)
Effect of exchange rate changes on cash and cash equivalents	6	—	—	6

Net change in cash and cash equivalents	89	(136)	—	225

Cash and cash equivalents, end of period	$3,595	$60	$—	$3,535

BlackRock uses its cash to pay compensation and benefits, distribution and servicing costs, direct fund expenses, general and administration expenses, interest and principal on the Company’s borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

Operating Activities. Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from BlackRock Solutions and advisory products and services, other revenue and distribution fees.

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including the effect of cash payments related to 2011 year-end incentive compensation.

Investing Activities. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2012 were $363 million and primarily included $304 million of purchases of investments, $212 million related to the Claymore Transaction and $98 million of purchases of property and equipment, partially offset by $219 million of net proceeds from sales and maturities of investments and $32 million of return of capital from equity method investees.

Financing Activities. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2012 were $232 million, including $1.3 billion of stock repurchases related to $1.2 billion of share buybacks, primarily from Barclays, and $139 million of employee tax withholdings related to employee stock transactions, and $545 million of payments for cash dividends. Cash outflows from financing activities were partially offset by cash inflows related to $1.5 billion of net proceeds from long-term borrowings, $68 million of excess tax benefits from stock-based compensation and $44 million of proceeds from stock options exercised.

Liquidity	and Capital Resources (continued)

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Cash and cash equivalents	$3,595	$3,506	$89	3%
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(60)	(196)	136	69%

Subtotal	3,535	3,310	225	7%
Credit facility–undrawn(2)	3,685	3,400	285	8%

Total liquidity	$7,220	$6,710	$510	8%

(1)	The Company may not be able to access such cash to use in its operating activities.
(2)	In April 2012, the aggregate commitment of the 2012 credit facility was increased from $3.5 billion to $3.785 billion.

Total liquidity increased by $510 million during the six months ended June 30, 2012, primarily reflecting the increased aggregate commitment of the 2012 credit facility from $3.5 billion to $3.785 billion, positive operating cash flows and long-term debt issuances in May 2012, partially offset by share buybacks, primarily from Barclays and cash payments of 2011 year-end incentive awards.

A significant portion of the Company’s $1,699 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Investment Commitments. At June 30, 2012, the Company had $262 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The above amount does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Liquidity	and Capital Resources (continued)

Indemnifications. On behalf of certain clients and with their legal authorization, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral of cash, marketable securities or highly rated debt securities in an amount representing at least 102% of the market value of the securities borrowed. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with these activities, BlackRock, together with Barclays (as described below), has issued certain indemnifications to certain clients against potential loss as a direct result of a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under such securities lending agreement. The amount of securities on loan as of June 30, 2012 and December 31, 2011 and subject to indemnification was $102.7 billion and $60.4 billion, respectively. The Company held, as agent, cash and securities totaling $107.9 billion and $62.2 billion as collateral for indemnified securities on loan at June 30, 2012 and December 31, 2011, respectively. As part of the Barclays Global Investors (“BGI”) acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to certain BlackRock securities lending clients through December 1, 2012. As of June 30, 2012 and December 31, 2011, $64.0 billion and $57.9 billion, respectively, of the on loan balances of those BlackRock clients subject to indemnification were indemnified by Barclays. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. As of June 30, 2012, the Company indemnified certain of its clients for loan balances of approximately $38.7 billion. The fair value of these indemnifications was not material to BlackRock’s condensed consolidated statements of financial condition as of June 30, 2012. The Company currently expects client balances indemnified by BlackRock to continue to increase as a result of this transition and over time as the Company’s securities lending activities increase.

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

Short-Term Borrowings

The following describes the Company’s short-term borrowing arrangements that the Company has access to utilize.

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at June 30, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.125% and a maturity during July 2012. During July 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.125% and a maturity during August 2012.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program to $3.5 billion. On May 17, 2012, BlackRock increased the maximum aggregate amount to $3.785 billion. The CP Program is currently supported by the 2012 credit facility.

As of June 30, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

Liquidity and Capital Resources (continued)

Long-Term Borrowings

2015 and 2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes maturing in June 2015 (the “2015 Notes”) and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred Stock from Barclays and affiliates and for general corporate purposes. Interest on the 2015 Notes and the 2022 Notes of approximately $10 million and $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year commencing December 1, 2012. The 2015 Notes and 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2015 and 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The 2015 Notes and 2022 Notes were issued at a discount of $5 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs, which are being amortized over the respective terms of the 2015 Notes and 2022 Notes.

At June 30, 2012, the principal amount of long-term borrowings was $6.2 billion. See Note 11, Borrowings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on borrowings outstanding as of December 31, 2011. During the six months ended June 30, 2012, the Company paid approximately $90 million of interest on long-term borrowings. Principal repayments and interest requirements as of June 30, 2012 were as follows:

(Dollar amounts in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2012	$500	$108	$608
2013	750	204	954
2014	1,000	196	1,196
2015	750	156	906
2016	—	151	151
2017	700	151	851
Thereafter	2,500	354	2,854

Total	$6,200	$1,320	$7,520

(1)	Interest payable on the 2013 floating rate notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap entered into in conjunction with the obligation.

Share Repurchase Approval. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock. The Company repurchased 898,000 shares in open market transactions for approximately $167 million during the six months ended June 30, 2012. As of June 30, 2012, there were 4,554,000 shares still authorized to be repurchased.

Barclays Support of Certain Cash Funds. Barclays has provided capital support agreements to support certain cash management products acquired by BlackRock in the BGI acquisition from Barclays. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At June 30, 2012, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.6 billion. At June 30, 2012, BlackRock concluded that although these funds were VIEs, it was not the primary beneficiary (“PB”) of these funds.

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

At June 30, 2012, the Company was required to maintain approximately $1,227 million compared with $1,196 million at December 31, 2011 in net capital in certain regulated subsidiaries, including BTC and entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers, and was in compliance with all applicable regulatory minimum net capital requirements. During the six months ended June 30, 2012, the Company’s net capital requirements increased $31 million due to increases related to certain European regulated legal entities.

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

Consolidation of Variable Interest Entities. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At June 30, 2012, the Company was the PB of five VIEs, including four CLOs and one sponsored private equity fund, which resulted in consolidation.

CLOs. At June 30, 2012, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities, including the four aforementioned CLOs in which BlackRock, in accordance with ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), was determined to be the PB, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At June 30, 2012, the Company had $1,518 million and $1,448 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The changes in the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds. As of June 30, 2012, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At June 30, 2012, the Company had recorded $6 million, $28 million and $34 million in cash and cash equivalents, investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to this VIE. The changes in the assets and liabilities of this VIE have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $721 million of Level 3 investments, or 38% of total GAAP investments at June 30, 2012, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

For the six months ended June 30, 2012 and 2011, performance fee revenue totaled $121 million and $133 million, respectively. At June 30, 2012 and December 31, 2011, the Company had $85 million and $33 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of revenue, if any, for these products is unknown.

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

Amendments on Testing Indefinite-lived Intangible Assets for Impairment. On July 27, 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.

The amendments of ASU 2012-02 are effective for the Company for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The provisions of ASU 2012-02 are not expected to materially impact BlackRock’s condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2012, the majority the Company’s investment advisory and administration fees was based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain investments. At June 30, 2012, the outstanding total return swaps had an aggregate notional value of approximately $133 million.

Corporate Investments Portfolio Risks (continued)

At June 30, 2012, approximately $533 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

	June 30,	December 31,	Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Total investments, GAAP	$1,879	$1,631	$248	15%
Investments held by consolidated sponsored investment funds	(533)	(587)	54	9%
Net exposure to consolidated investment funds	353	475	(122)	(26%)

Total investments, as adjusted	1,699	1,519	180	12%
Federal Reserve Bank stock	(329)	(328)	(1)	—%
Carried interest	(71)	(21)	(50)	(238%)
Deferred compensation investments	(59)	(65)	6	9%
Hedged investments	(133)	(43)	(90)	(209%)

Total “economic” investment exposure	$1,107	$1,062	$45	4%

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At June 30, 2012, the Company’s net exposure to market price risk in its investment portfolio was approximately $639 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and fund of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $63.9 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2012, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $468 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $5.0 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $189 million at June 30, 2012. A 10% adverse change in the applicable foreign exchange rates would result in approximately an $18.9 million decline in the carrying value of such investments.

Other Market Risks. By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At June 30, 2012 the Company had one outstanding forward foreign currency exchange contract with an aggregate notional value of approximately $36 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2012. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock. BlackRock is continuing to review the impact of the legislation and related rule-making will have on its business, financial condition and results of operations.

The business impact of the DFA and its regulations, and other new laws or regulations, including those affecting money market funds, or changes in enforcement of existing laws or regulations in the United States or internationally, could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs).

The DFA charges the Board of Governors of the Federal Reserve System (“Federal Reserve”) with establishing enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Among the potential impacts of the DFA, if BlackRock were designated a systemically important financial institution, it could be subject to these enhanced prudential, supervisory and other requirements, which, individually or in the aggregate, could adversely impact BlackRock’s business and operations.

Provisions of the DFA referred to as the “Volcker Rule” place limitations on the ability of banks to engage in proprietary trading and to invest in and transact with certain investment funds, including hedge funds, private equity funds and funds of those funds (collectively “covered funds”). It is expected that the Volcker Rule will apply to BlackRock by virtue of BlackRock’s relationship to PNC, and BlackRock could become subject to similar limitations if it is designated a systemically important non-bank financial institution. The Volcker Rule becomes fully effective in July 2014; however, final implementing regulations have not yet been issued. To the extent the Volcker Rule applies to BlackRock, it would limit BlackRock’s ability to make and retain investments in covered funds, require BlackRock to remove its name from the name of its covered funds, and limit investments in covered funds by BlackRock employees, among other restrictions. The scope of the definition of “covered funds” is not yet known, and therefore these restrictions could apply to funds other than those commonly referred to as hedge funds and private equity funds. These limitations and restrictions could disadvantage BlackRock against those competitors that are not subject to the Volcker Rule in the ability to attract clients into BlackRock covered funds and to retain employees.

SEC officials have stated publicly that the agency is considering proposing additional regulations for money market mutual funds that are designed to address certain concerns arising from the financial crisis. Such proposals may include floating the net asset value of funds, requiring that a portion of redemptions be held back by the fund for a period of time and the retention of capital or other forms of capital support. If adopted, these proposals, which also have been publicly supported by FSOC, could significantly affect money market fund products and the entire money market fund industry. In light of the uncertainty regarding what changes may be proposed and what might ultimately be adopted in a final rule, we cannot predict what investor appetite will be for money market mutual fund products following the adoption of any such reforms or the impact of such reforms on BlackRock.

Item 1A.	Risk Factors (continued)

The Office of the Comptroller of the Currency (the “OCC”) has proposed amendments to the regulations governing bank-maintained short-term investment funds (“STIFs”). The proposal seeks to amend the investment parameters for STIFs to be more aligned with changes enacted in 2010 by the SEC for money market mutual funds. The proposed amendments would, among other things, require STIFs to maintain a weighted average portfolio life maturity (based on the legal final maturity date of an instrument rather than the next interest reset date) of 120 days or less. This new requirement, if adopted by the OCC as proposed, may require certain STIFs managed by BlackRock to sell certain portfolio securities in order to comply with the new portfolio restrictions, although the timing for the implementation of such requirement is uncertain. We are analyzing the proposed amendments and potential compliance options, but due to the uncertainties we cannot presently estimate the impact that such revised rules, if enacted as proposed, would have on the STIFs we manage or our business.

Further, regulations under the DFA relating to regulation of swaps and derivatives could impact the manner by which BlackRock-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading conducted by BlackRock on behalf of its clients. BlackRock will also need to build new compliance mechanisms to monitor compliance with SEC and Commodity Futures Trading Commission (“CFTC”) rules concerning, among other things, the identity and registration status of dealer counterparties, the status of clients as so-called “special entities” or major swap participants and use of newly created legal entity identifiers used to report and track all swap transactions. BlackRock, on behalf of its clients, is also preparing for mandated central clearing of swaps and mandated trading venue requirements, and is preparing for the CFTC’s position limit restrictions on certain commodities to be extended to include swap transactions.

In addition, BlackRock has begun reporting certain information about a number of its private funds to the SEC, and will soon begin reporting certain information about a number of its commodity pools to the CFTC, pursuant to new systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting.

The SEC, the Internal Revenue Service and the CFTC each continue to review the use of futures and derivatives by mutual funds, which could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions.

Regulatory changes could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain business activities or distinguish itself from competitors. See Part I, “Item 1 – Business – Regulation” contained in our 2011 Annual Report on Form 10-K for additional information regarding certain laws and regulations that affect BlackRock’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 through
April 30, 2012	4,238	(2)	$204.79	—	4,804,000

May 1, 2012 through
May 31, 2012	6,530,791	(2)(3)	$157.15	150,000	4,654,000

June 1, 2012 through
June 30, 2012	102,664	(2)	$166.15	100,000	4,554,000

Total	6,637,693		$157.32	250,000

(1)

In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock, with no stated expiration date.

(2)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of our Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

(3)

In May 2012, the Company repurchased 6,377,552 shares of stock from Barclays (consisting of 6,346,036 shares of Series B Convertible Preferred Stock and 31,516 shares of common stock). These purchases were made outside the publicly announced share repurchase program.

Item 5.	Other Information

Amendment to the Share Surrender Agreement. On August 7, 2012, the Company entered into the Fourth Amendment to the Share Surrender Agreement (the “Fourth Amendment”) with PNC and PNC Bancorp, Inc. (“Bancorp”). The Fourth Amendment amends the Share Surrender Agreement entered into as of October 10, 2002 (as amended, the “Share Surrender Agreement”) by and among the Company, PNC and Bancorp (as successor in interest to PNC Asset Management, Inc.).

Pursuant to the Fourth Amendment, the parties agree that the Company’s use of the remaining shares to be funded by Bancorp pursuant to the Share Surrender Agreement during each annual period beginning with 2012 will be limited such that PNC will not recognize in the aggregate more than $50 million in pre-tax expense in any one year (each, an “Annual Funding Cap”) as a result of the use of such shares, as provided for in Section 1.2(b) of the Share Surrender Agreement and subject to adjustments to the method of calculation set forth in the Fourth Amendment. In addition, the expense related to such shares that is originally recognized in calculating each Annual Funding Cap with respect to any awards that are subsequently forfeited prior to their respective settlement or expiration will be credited toward the aggregate funding availability under the applicable Annual Funding Cap and such expense may be reallocated to awards already issued during such annual award period or to awards to be issued during such period.

The foregoing summary of the Fourth Amendment is qualified by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.

10.1	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., The PNC Financial Services Group, Inc. and PNC Bancorp, Inc.†

10.2(3)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.3(4)	Stock Repurchase Agreement, dated as of May 21, 2012, between BlackRock, Inc. and Barclays Bank PLC.

10.4(4)	Exchange Agreement, dated as of May 21, 2012, between BlackRock, Inc. and Barclays Bank PLC.

10.5(4)	Exchange Agreement, dated as of May 21, 2012, among BlackRock, Inc., PNC Bancorp, Inc. and The PNC Financial Services Group, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 23, 2012.
†	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: August 8, 2012		Ann Marie Petach Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.

10.1	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., The PNC Financial Services Group, Inc. and PNC Bancorp, Inc.†

10.2(3)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.3(4)	Stock Repurchase Agreement, dated as of May 21, 2012, between BlackRock, Inc. and Barclays Bank PLC.

10.4(4)	Exchange Agreement, dated as of May 21, 2012, between BlackRock, Inc. and Barclays Bank PLC.

10.5(4)	Exchange Agreement, dated as of May 21, 2012, among BlackRock, Inc., PNC Bancorp, Inc. and The PNC Financial Services Group, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 23, 2012.
†	Denotes compensatory plans or arrangements