Form 10-Q
period 2012-09-30
BlackRock Inc.
filed 2012-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 169,537,195 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in millions, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$4,223	$3,506
Accounts receivable	2,464	1,960
Due from related parties	121	142
Investments	1,864	1,631
Assets of consolidated variable interest entities:
Cash and cash equivalents	292	54
Bank loans and other investments	1,683	1,639
Separate account assets	128,013	118,871
Collateral held under securities lending agreements	22,562	20,918
Deferred sales commissions, net	26	38
Property and equipment (net of accumulated depreciation of $564 and $483 at September 30, 2012 and December 31, 2011, respectively)	560	537
Intangible assets (net of accumulated amortization of $859 and $751 at September 30, 2012 and December 31, 2011, respectively)	17,442	17,356
Goodwill	12,908	12,792
Other assets	670	452

Total assets	$192,828	$179,896

Liabilities
Accrued compensation and benefits	$1,204	$1,383
Accounts payable and accrued liabilities	1,427	923
Due to related parties	15	22
Short-term borrowings	100	100
Liabilities of consolidated variable interest entities:
Borrowings	1,843	1,574
Other liabilities	9	9
Long-term borrowings	6,186	4,690
Separate account liabilities	128,013	118,871
Collateral liabilities under securities lending agreements	22,562	20,918
Deferred income tax liabilities	5,311	5,323
Other liabilities	849	721

Total liabilities	167,519	154,534

Commitments and contingencies (Note 11)

Temporary equity
Redeemable non-controlling interests	28	92
Redeemable non-controlling interests of consolidated variable interest entities	20	—

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition (continued)

(Dollar amounts in millions, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	1

Shares authorized: 500,000,000 at September 30, 2012 and December 31, 2011;
Shares issued: 168,661,718 and 139,880,380 at September 30, 2012 and December 31, 2011, respectively;
Shares outstanding: 167,102,878 and 138,463,135 at September 30, 2012 and December 31, 2011, respectively
Preferred stock (Note 15)	—	—
Additional paid-in capital	19,322	20,275
Retained earnings	6,010	5,046
Appropriated retained earnings	56	72
Accumulated other comprehensive loss	(58)	(127)
Escrow shares, common, at cost (3,603 shares held at September 30, 2012 and December 31, 2011)	(1)	(1)
Treasury stock, common, at cost (1,555,237 and 1,413,642 shares held at September 30, 2012 and December 31, 2011, respectively)	(274)	(218)

Total BlackRock, Inc. stockholders’ equity	25,057	25,048
Nonredeemable non-controlling interests	170	184
Nonredeemable non-controlling interests of consolidated variable interest entities	34	38

Total permanent equity	25,261	25,270

Total liabilities, temporary equity and permanent equity	$192,828	$179,896

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,319	$1,320	$3,900	$4,075
Other third parties	705	629	2,091	1,958

Investment advisory, administration fees and securities lending revenue	2,024	1,949	5,991	6,033

Investment advisory performance fees	103	91	224	224
BlackRock Solutions and advisory	128	117	382	361
Distribution fees	19	23	58	78
Other revenue	46	45	143	158

Total revenue	2,320	2,225	6,798	6,854
Expenses
Employee compensation and benefits	828	771	2,439	2,425
Distribution and servicing costs	94	90	282	299
Amortization of deferred sales commissions	13	20	43	63
Direct fund expenses	144	139	440	435
General and administration	327	389	958	1,074
Amortization of intangible assets	39	39	117	117

Total expenses	1,445	1,448	4,279	4,413

Operating income	875	777	2,519	2,441

Non-operating income (expense)
Net gain (loss) on investments	75	(59)	143	18
Net gain (loss) on consolidated variable interest entities	2	(16)	1	(36)
Interest and dividend income	10	12	27	25
Interest expense	(57)	(49)	(158)	(128)

Total non-operating income (expense)	30	(112)	13	(121)

Income before income taxes	905	665	2,532	2,320
Income tax expense	250	95	742	564

Net income	655	570	1,790	1,756
Less:
Net income (loss) attributable to redeemable non-controlling interests	3	—	7	—
Net income (loss) attributable to nonredeemable non-controlling interests	10	(25)	15	(26)

Net income attributable to BlackRock, Inc.	$642	$595	$1,768	$1,782

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.72	$3.28	$10.02	$9.46
Diluted	$3.65	$3.23	$9.87	$9.33
Cash dividends declared and paid per share	$1.50	$1.375	$4.50	$4.125

Weighted-average common shares outstanding:
Basic	172,359,141	179,034,837	176,116,975	186,187,318
Diluted	175,450,532	181,825,329	178,956,699	188,792,952

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$655	$570	$1,790	$1,756
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	10	(5)	12	(6)
Less: reclassification adjustment included in net income	(4)	(2)	(5)	—

Net change in unrealized gains (losses) from available-for-sale investments, net of tax(1)	14	(3)	17	(6)
Minimum pension liability adjustment	—	—	(1)	—
Foreign currency translation adjustments	54	(67)	53	(8)

Other comprehensive income (loss)	68	(70)	69	(14)

Comprehensive income	723	500	1,859	1,742
Less: Comprehensive income (loss) attributable to non-controlling interests	13	(25)	22	(26)

Comprehensive income attributable to BlackRock, Inc.	$710	$525	$1,837	$1,768

(1)

The tax benefit (expense) on unrealized holding gains (losses) was ($7) million and $2 million during the three months ended September 30, 2012 and 2011, respectively, and ($8) million and $3 million during the nine months ended September 30, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity(3)
December 31, 2011	$20,276	$5,046	$72	($127)	($1)	($218)	$25,048	$184	$38	$25,270	$92
Net income	—	1,768	—	—	—	—	1,768	14	1	1,783	7
Consolidation of a collateralized loan obligation(2)	—	—	(13)	—	—	—	(13)	—	—	(13)	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(3)	—	—	—	(3)	—	3	—	—
Dividends paid	—	(804)	—	—	—	—	(804)	—	—	(804)	—
Stock-based compensation	344	—	—	—	—	—	344	—	—	344	—
Merrill Lynch cash capital contribution	7	—	—	—	—	—	7	—	—	7	—
Issuance of common shares related to employee stock transactions	(366)	—	—	—	—	419	53	—	—	53	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(141)	(141)	—	—	(141)	—
Shares repurchased	(1,000)	—	—	—	—	(334)	(1,334)	—	—	(1,334)	—
Net tax benefit (shortfall) from stock-based compensation	63	—	—	—	—	—	63	—	—	63	—
Subscriptions (redemptions/distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(20)	(8)	(28)	221
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(8)	—	(8)	(272)
Other comprehensive income (loss)	—	—	—	69	—	—	69	—	—	69	—

September 30, 2012	$19,324	$6,010	$56	($58)	($1)	($274)	$25,057	$170	$34	$25,261	$48

(1)	Amount includes $2 million and $1 million of common stock at September 30, 2012 and December 31, 2011, respectively.
(2)	Consolidated during the three months ended September 30, 2012.
(3)	Amount at September 30, 2012 includes $20 million related to variable interest entities.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	($96)	($1)	($111)	$26,094	$189	$45	$26,328	$6
Net income	—	1,782	—	—	—	—	1,782	10	(36)	1,756	—
Consolidation of a collateralized loan obligation(2)	—	—	41	—	—	—	41	—	—	41	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(37)	—	—	—	(37)	—	37	—	—
Dividends paid	—	(769)	—	—	—	—	(769)	—	—	(769)	—
Stock-based compensation	373	—	—	—	—	2	375	—	—	375	—
PNC preferred stock capital contribution	200	—	—	—	—	—	200	—	—	200	—
Retirement of preferred stock	(200)	—	—	—	—	—	(200)	—	—	(200)	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(202)	—	—	—	—	217	15	—	—	15	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(237)	(237)	—	—	(237)	—
Shares repurchased	(2,545)	—	—	—	—	—	(2,545)	—	—	(2,545)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5
Net tax benefit (shortfall) from stock-based compensation	9	—	—	—	—	—	9	—	—	9	—
Subscriptions(redemptions/ distributions) - non-controlling interest holders	—	—	—	—	—	—	—	(24)	(10)	(34)	7
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(12)
Other comprehensive income (loss)	—	—	—	(14)			(14)	—	—	(14)	—

September 30, 2011	$20,151	$4,736	$79	($110)	($1)	($128)	$24,727	$175	$36	$24,938	$1

(1)	Amount includes $1 million of common stock at both September 30, 2011 and December 31, 2010 and $1 million of preferred stock at December 31, 2010.
(2)	Consolidated during the three months ended September 30, 2011.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$1,790	$1,756
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	219	222
Amortization of deferred sales commissions	43	63
Stock-based compensation	344	375
Deferred income tax expense (benefit)	(42)	(108)
Net (gains) losses on non-trading investments	(32)	(17)
Purchases of investments within consolidated funds	(83)	(8)
Proceeds from sales and maturities of investments within consolidated funds	48	41
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(32)	38
Net (gains) losses within consolidated VIEs	(1)	36
Net (purchases) proceeds within consolidated VIEs	233	44
(Earnings) losses from equity method investees	(124)	(13)
Distributions of earnings from equity method investees	29	26
Changes in operating assets and liabilities:
Accounts receivable	(493)	6
Due from related parties	21	(9)
Deferred sales commissions	(31)	(42)
Investments, trading	(197)	(31)
Other assets	(194)	(156)
Accrued compensation and benefits	(199)	(420)
Accounts payable and accrued liabilities	489	90
Due to related parties	(7)	(34)
Other liabilities	105	94

Cash flows from operating activities	1,886	1,953

Cash flows from investing activities
Purchases of investments	(397)	(142)
Proceeds from sales and maturities of investments	391	142
Distributions of capital from equity method investees	51	32
Net consolidations (deconsolidations) of sponsored investment funds	(208)	—
Acquisitions, net of cash acquired	(267)	—
Purchases of property and equipment	(121)	(218)

Cash flows from investing activities	(551)	(186)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Dollar amounts in millions)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities
Repayments of short-term borrowings	—	(600)
Proceeds from short-term borrowings	—	600
Repayments of convertible debt	—	(67)
Proceeds from long-term borrowings	1,495	1,496
Cash dividends paid	(804)	(769)
Proceeds from stock options exercised	47	13
Proceeds from issuance of common stock	6	3
Repurchases of common stock	(1,475)	(2,783)
Merrill Lynch cash capital contribution	7	8
Repayments of borrowings by consolidated VIEs	(203)	(72)
Net (redemptions/distributions paid) subscriptions received from non-controlling interests holders	193	(27)
Excess tax benefit from stock-based compensation	73	23

Cash flows from financing activities	(661)	(2,175)

Effect of exchange rate changes on cash and cash equivalents	43	24

Net increase (decrease) in cash and cash equivalents	717	(384)
Cash and cash equivalents, beginning of period	3,506	3,367

Cash and cash equivalents, end of period	$4,223	$2,983

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$116	$98
Interest on borrowings of consolidated VIEs	$52	$43
Income taxes	$837	$819

Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$366	$207
Increase (decrease) in non-controlling interests due to net consolidation (deconsolidation) of sponsored investment funds	($280)	($12)
Increase (decrease) in borrowings due to consolidation of VIEs	$406	$390
PNC preferred stock capital contribution	$—	$200

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

On May 29, 2012, BlackRock completed a secondary offering of 26,211,335 shares of common stock held by Barclays Bank PLC (“Barclays”) at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Participating Preferred Stock by a subsidiary of Barclays. Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays at a price of $156.80 per share (consisting of 6,346,036 of Series B Convertible Preferred Stock and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

On September 30, 2012, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

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

The interim financial information at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

•	Level 3 liabilities may include borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon non-binding single broker quotes.

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

A significant amount of inputs used to value equity, debt securities and bank loans is sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodology, including the general assumptions and methods used to value various asset classes, and operational process with these vendors. In addition, on a quarterly basis, meetings are held with the vendors to identify any significant changes to the vendors’ processes.

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

The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging: (i) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, (ii) market exposures for certain seed investments and (iii) future cash flows on floating-rate notes. The Company may also use derivatives within its separate account assets, which are segregated funds held for purposes of funding individual and group pension contracts. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

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

As a result of the Company’s ability to re-sell or re-pledge the collateral combined with the fact the activity is in a registered life insurance company, the Company records on its condensed consolidated statements of financial condition the collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At September 30, 2012 and December 31, 2011, the fair value of loaned securities held by separate account assets was approximately $20.8 billion and $19.5 billion, respectively, and the value of collateral held under these securities lending agreements was approximately $22.6 billion and $20.9 billion, respectively. During the nine months ended September 30, 2012 and 2011, the Company had not sold or re-pledged any of the collateral received under these arrangements.

Appropriated Retained Earnings. Upon adoption of Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to the adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings. In addition, on September 30, 2012 and September 30, 2011, BlackRock consolidated additional CLOs, resulting in ($13) million and $19 million of additional appropriated retained earnings upon the initial consolidation, respectively.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2012

Amendments to Fair Value Measurements and Disclosures. On January 1, 2012, the Company adopted the applicable provisions of ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarified existing fair value measurement guidance and changed certain principles or requirements for measuring fair value for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not materially impact BlackRock’s condensed consolidated financial statements.

Amendments on Testing Indefinite-lived Intangible Assets for Impairment. On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The Company’s adoption of ASU 2012-02 during the quarter ended September 30, 2012 did not impact its condensed consolidated financial statements.

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted

Disclosures About Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The provisions of ASU 2011-11 are effective for the Company for annual reporting period beginning on January 1, 2013, and interim periods therein, with retrospective application required. The adoption of ASU 2011-11 is not expected to materially impact BlackRock’s condensed consolidated financial statements.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011
Available-for-sale investments	$192	$52
Held-to-maturity investments	103	105
Trading investments:
Consolidated sponsored investment funds	67	214
Other equity securities and debt securities	4	7
Deferred compensation plan mutual funds	53	46

Total trading investments	124	267
Other investments:
Consolidated sponsored investment funds	436	373
Equity method investments	509	457
Deferred compensation plan hedge fund equity method investments	10	19
Cost method investments(1)	365	337
Carried interest	125	21

Total other investments	1,445	1,207

Total investments	$1,864	$1,631

(1)	Amounts primarily include Federal Reserve Bank Stock

At September 30, 2012, the Company consolidated $503 million of investments held by consolidated sponsored investment funds (non-variable interest entities (“VIEs”)) of which $67 million and $436 million were classified as trading investments and other investments, respectively. At December 31, 2011, the Company consolidated $587 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $214 million and $373 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(Dollar amounts in millions)	Cost	Gross Unrealized		Carrying Value
September 30, 2012		Gains	Losses
Equity securities:
Sponsored investment funds	$180	$10	($1)	$189
Collateralized debt obligations (“CDOs”)	1	—	—	1
Debt securities:
Asset-backed debt	1	1	—	2

Total available-for-sale investments	$182	$11	($1)	$192

	Cost	Gross Unrealized		Carrying Value
December 31, 2011		Gains	Losses
Equity securities:
Sponsored investment funds	$52	$—	($2)	$50
CDOs	1	—	—	1
Debt securities:
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$54	$—	($2)	$52

Available-for-sale investments included seed investments in BlackRock sponsored investment mutual funds.

3. Investments (continued)

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $103 million and $105 million at September 30, 2012 and December 31, 2011, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. The amortized cost of debt securities classified as held-to-maturity at September 30, 2012 by maturity date was as follows:

(Dollar amounts in millions)	1 Year or less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Foreign government debt	$88	$4	$—	$11	$103

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	September 30, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$46	$53	$45	$46
Equity/Multi-asset class mutual funds	62	65	174	169
Debt securities:
Foreign debt	—	—	12	12
Corporate debt	6	6	39	40

Total trading investments	$114	$124	$270	$267

At September 30, 2012, trading investments included $61 million of equity securities and $6 million of debt securities held by consolidated sponsored investment funds, $53 million of certain deferred compensation plan mutual fund investments and $4 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	September 30, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$396	$436	$345	$373
Equity method	465	509	487	457
Deferred compensation plan hedge fund equity method investments	15	10	17	19
Cost method investments:
Federal Reserve Bank stock	330	330	328	328
Other	35	35	9	9

Total cost method investments	365	365	337	337
Carried interest	—	125	—	21

Total other investments	$1,241	$1,445	$1,186	$1,207

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

3. Investments (continued)

Cost method investments include non-marketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At September 30, 2012, there were no indicators of impairment on these investments.

Carried interest represents allocations to BlackRock general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

4. Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds in accordance with GAAP. The investments owned by these consolidated sponsored investment funds are classified as trading or other investments. The following table presents the amounts related to these consolidated funds that were included on the condensed consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$46	$196
Investments:
Trading investments	67	214
Other investments	436	373
Other assets	5	5
Other liabilities	(36)	(37)
Non-controlling interests	(198)	(276)

BlackRock’s net interests in consolidated sponsored investment funds	$320	$475

BlackRock’s total exposure to consolidated sponsored investment funds of $320 million and $475 million at September 30, 2012 and December 31, 2011, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at September 30, 2012 and December 31, 2011, five and four, respectively, consolidated CLOs and several investment funds, which were deemed to be VIEs, were excluded from the balances in the table above as the amounts for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated funds.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5. Fair Value Disclosures

Fair Value Hierarchy

Total assets measured at fair value on a recurring basis of $152.6 billion at September 30, 2012 were as follows:

	Assets measured at fair value
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	September 30, 2012
Assets:

Investments
Available-for-sale:
Equity securities (funds and CDOs)	$189	$—	$1	$—	$190
Debt securities	—	2	—	—	2

Total available-for-sale	189	2	1	—	192
Held-to-maturity:
Debt securities	—	—	—	103	103
Trading:
Deferred compensation plan mutual funds	53	—	—	—	53
Equity/Multi-asset class mutual funds	62	3	—	—	65
Debt securities	—	6	—	—	6

Total trading	115	9	—	—	124
Other investments:
Consolidated sponsored investment funds:
Real estate	5	—	—	—	5
Hedge funds / Funds of funds	10	48	55	—	113
Private / public equity(2)	13	7	298	—	318

Total consolidated sponsored investment funds	28	55	353	—	436
Equity method:
Hedge funds / Funds of hedge funds	—	60	180	30	270
Private equity investments	—	—	90	—	90
Real estate funds	—	—	103	15	118
Equity/Multi-asset class, alternative mutual funds	31	—	—	—	31

Total equity method	31	60	373	45	509
Deferred compensation plan hedge fund equity method investments	—	10	—	—	10
Cost method investments	—	—	—	365	365
Carried interest	—	—	—	125	125

Total investments	363	136	727	638	1,864

Separate account assets:
Equity securities	89,217	—	33	—	89,250
Debt securities	—	34,463	3	—	34,466
Derivatives	—	29	—	—	29
Money market funds	2,223	—	—	—	2,223
Other	—	1,102	—	943	2,045

Total separate account assets	91,440	35,594	36	943	128,013
Collateral held under securities lending agreements:
Equity securities	18,367	—	—	—	18,367
Debt securities	—	4,195	—	—	4,195

Total collateral held under securities lending agreements	18,367	4,195	—	—	22,562
Other assets(3)	—	11	—	—	11
Assets of consolidated VIEs:
Bank loans	—	1,406	89	—	1,495
Bonds	—	80	45	—	125
Debt securities	—	30	—	—	30
Private / public equity(4)	2	5	26	—	33

Total assets of consolidated VIE	2	1,521	160	—	1,683

Total	$110,172	$41,457	$923	$1,581	$154,133

(1)

Amounts comprised of investments held at cost, amortized cost, carried interest and certain equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)

Amount within Level 3 included $240 million and $58 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount included company-owned and split-dollar life insurance policies.
(4)	Amount within Level 3 included $24 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity fund, respectively.

5. Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at September 30, 2012 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$1,843	$1,843
Collateral liabilities under securities lending agreements	18,367	4,195	—	22,562
Other liabilities(1)	13	4	—	17

Total liabilities measured at fair value	$18,380	$4,199	$1,843	$24,422

(1)

Amounts include credit default swap (Pillars) (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statement of financial condition.

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

(1)

Amounts comprised of investments held at cost, amortized cost, carried interest and certain equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

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

(1)

Amounts include credit default swap (Pillars) (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statement of financial condition.

Level 3 Assets. Level 3 assets recorded within investments of $727 million at September 30, 2012 primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal as well as third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $60 million at September 30, 2012. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2012

(Dollar amounts in millions)	June 30, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	46	8	3	(2)	—	—	—	55	8
Private equity	298	22	—	(14)	(8)	—	—	298	20
Equity method:
Hedge funds / Funds of hedge funds	187	14	—	—	(21)	—	—	180	14
Private equity investments	88	1	1	—	—	—	—	90	2
Real estate funds	101	6	6	(7)	(3)	—	—	103	4

Total Level 3 investments	721	51	10	(23)	(32)	—	—	727	48
Separate account assets:
Equity securities	7	(4)	3	(7)	—	34	—	33
Debt securities	—	—	3	—	—	—	—	3

Total Level 3 separate account assets	7	(4)	6	(7)	—	34	—	36	n/a	(3)

Assets of consolidated VIEs:
Bank loans	85	2	7	(24)	7	36	(24)	89
Bonds	44	1	—	—	—	—	—	45
Private equity	25	2	2	(3)	—	—	—	26

Total Level 3 assets of consolidated VIEs	154	5	9	(27)	7	36	(24)	160	n/a	(4)

Total Level 3 assets	$882	$52	$25	($57)	($25)	$70	($24)	$923

Liabilities:
Borrowings of consolidated VIEs	$1,439	($27)	$—	$—	$377	$—	$—	$1,843	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012

(Dollar amounts in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	22	4	30	(2)	(2)	3	—	55	4
Private equity	313	43	2	(46)	(8)	—	(6)	298	38
Equity method:
Hedge funds / Funds of hedge funds	193	33	—	—	(46)	—	—	180	33
Private equity investments	85	7	4	—	(6)	—	—	90	8
Real estate funds	88	8	19	(7)	(5)	—	—	103	6

Total Level 3 investments	702	95	55	(55)	(67)	3	(6)	727	89
Separate account assets:
Equity securities	3	(5)	7	(12)	—	48	(8)	33
Debt securities	7	—	3	(6)	—	—	(1)	3

Total Level 3 separate account assets	10	(5)	10	(18)	—	48	(9)	36	n/a	(3)

Assets of consolidated VIEs:
Bank loans	83	2	25	(31)	7	89	(86)	89
Bonds	40	3	2	—	—	—	—	45
Private equity	27	4	2	(7)	—	—	—	26

Total Level 3 assets of consolidated VIEs	150	9	29	(38)	7	89	(86)	160	n/a	(4)

Total Level 3 assets	$862	$99	$94	($111)	($60)	$140	($101)	$923

Liabilities:
Borrowings of consolidated VIEs	$1,574	($66)	$—	$—	$203	$—	$—	$1,843	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2011

(Dollar amounts in millions)	June 30, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (CDOs)	$2	($1)	$—	$—	$—	$—	$—	$1	($1)
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	17	(2)	—	—	(1)	—	—	14	(1)
Private equity	312	(7)	—	(10)	(1)	—	—	294	(10)
Equity method:
Hedge funds / Funds of hedge funds	211	(19)	—	—	—	—	—	192	(20)
Private equity investments	77	3	1	—	—	—	—	81	2
Real estate funds	48	3	5	—	(1)	—	—	55	3

Total Level 3 investments	667	(23)	6	(10)	(3)	—	—	637	(27)
Separate account assets:
Equity securities	4	(1)	1	(3)	—	—	—	1
Debt securities	10	(1)	—	(1)	—	—	—	8

Total Level 3 separate account assets	14	(2)	1	(4)	—	—	—	9	n/a (3)

Assets of consolidated VIEs:
Bank loans	41	(2)	5	—	16	23	(11)	72
Private equity	29	—	—	—	—	—	—	29

Total Level 3 assets of consolidated VIEs	70	(2)	5	—	16	23	(11)	101	n/a (4)

Total Level 3 assets	$751	($27)	$12	($14)	$13	$23	($11)	$747

Liabilities:
Borrowings of consolidated VIEs	$1,292	$38	$—	$—	$332	$—	$—	$1,586	n/a (4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2011	Total net gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (CDOs)	$2	$—	$—	$—	($1)	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	19	(1)	—	(2)	(1)	—	(1)	14	—
Private equity	299	23	8	(38)	—	2	—	294	20
Equity method:
Hedge funds / Funds of hedge funds	226	(7)	5	(1)	(31)	—	—	192	(7)
Private equity investments	68	10	4	—	(1)	—	—	81	10
Real estate funds	36	5	17	—	(3)	—	—	55	5

Total Level 3 investments	650	30	34	(41)	(37)	2	(1)	637	28
Separate account assets:
Equity securities	4	1	8	(41)	—	38	(9)	1
Debt securities	170	(3)	96	(168)	—	—	(87)	8

Total Level 3 separate account assets	174	(2)	104	(209)	—	38	(96)	9	n/a	(3)

Assets of consolidated VIEs:
Bank loans	32	(4)	25	(16)	16	46	(27)	72
Private equity	30	3	—	(4)	—	—	—	29

Total Level 3 assets of consolidated VIEs	62	(1)	25	(20)	16	46	(27)	101	n/a	(4)

Total Level 3 assets	$886	$27	$163	($270)	($21)	$86	($124)	$747

Liabilities:
Borrowings of consolidated VIEs	$1,278	$10	$—	$—	$318	$—	$—	$1,586	n/a	(4)

n/a – not applicable

(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the Company’s condensed consolidated statements of income.

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

Separate Account Assets. During the three and nine months ended September 30, 2012, there were $34 million and $48 million, respectively, of transfers of equity securities into Level 3 from Level 1. These transfers into Level 3 were primarily due to market inputs no longer being considered observable.

During the nine months ended September 30, 2012, there were $8 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. These transfers out of Level 3 were due to availability of observable market inputs.

During the nine months ended September 30, 2011, there were $9 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. In addition, for the nine months ended September 30, 2011, there were $87 million of debt securities transferred out of Level 3 to Level 2 within separate account assets. These transfers out of Level 3 primarily were due to availability of observable market inputs, including additional inputs from pricing vendors and brokers.

During the nine months ended September 30, 2011, there were $38 million of transfers of equity securities held within separate account assets into Level 3 from Level 1. These transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Assets of Consolidated VIEs. During the three and nine months ended September 30, 2012, there were $24 million and $86 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and nine months ended September 30, 2012, there were $36 million and $89 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

During the three and nine months ended September 30, 2011, there were $11 million and $27 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and nine months ended September 30, 2011, there were $23 million and $46 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Other Settlements. During the three and nine months ended September 30, 2012, there were $24 million and $57 million, respectively, of distributions from equity method investees categorized in Level 3.

During the nine months ended September 30, 2011, there were $35 million of distributions from equity method investees categorized in Level 3.

During the three and nine months ended September 30, 2012, other settlements included $406 million of borrowings related to the consolidation of one additional CLO.

During the three and nine months ended September 30, 2011, other settlements included $390 million of borrowings related to the consolidation of one additional CLO.

5. Fair Value Disclosures (continued)

Disclosures of Fair Value for Additional Financial Instruments. At September 30, 2012 and December 31, 2011, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2012		December 31, 2011		Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$4,223	$4,223	$3,506	$3,506	Level 1	(1)
Accounts receivable	2,464	2,464	1,960	1,960	Level 1	(2)
Due from related parties	121	121	142	142	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	292	292	54	54	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,427	1,427	923	923	Level 1	(2)
Due to related parties	15	15	22	22	Level 1	(2)
Short-term borrowings	100	100	100	100	Level 1	(2)
Long-term borrowings	6,186	6,767	4,690	5,057	Level 2	(3)

(1)	Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. At September 30, 2012 and December 31, 2011, approximately $46 million and $196 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund. At September 30, 2012 and December 31, 2011, approximately $17 million and $123 million, respectively, of money market funds were recorded within cash and cash equivalents on the Company’s condensed consolidated statements of financial condition.
(2)	The carrying amounts of accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related parties and short-term borrowings approximate fair value due to their short-term nature.
(3)	Long-term borrowings are recorded at amortized cost. The fair value of the Company’s long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2012 and December 2011, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

The fair value of marketable investments is based on quoted market prices or broker quotes. If investments are not readily marketable, fair values primarily are determined based on NAVs (or capital accounts) of investments in limited partnerships/limited liability companies or by the Company based on management’s assumptions or estimates, taking into consideration financial information of the investment, market indices or valuation services from third-party service providers. At September 30, 2012 and December 31, 2011, with the exception of certain equity and cost method investments and carried interest investments that are not accounted for under a fair value measure, the carrying value of investments approximated fair value.

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

September 30, 2012

(Dollar amounts in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a	)	$3	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b	)	240	34	n/r	n/r
Other funds of hedge funds	(c	)	86	—	Monthly (35%), Quarterly (23%) Annual (1%) n/r (41%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d	)	239	—	Monthly (2%), Quarterly (25%) n/r (73%)	15 – 90 days

Private equity funds	(e	)	90	42	n/r	n/r
Real estate funds	(f	)	102	15	Quarterly (18%), n/r (82%)	60 days

Deferred compensation plan hedge fund investments	(g	)	10	—	Monthly (30%), Quarterly (70%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h	)	24	2	n/r	n/r

Total			$794	$93

n/r	– not redeemable
(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

December 31, 2011

(Dollar amounts in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a	)	$2	$—	Daily (100%)	none

Consolidated sponsored investment funds:
Private equity funds of funds	(b	)	258	44	n/r	n/r
Other funds of hedge funds	(c	)	24	—	Monthly (25%) Quarterly (54%) n/r (21%)	30 – 90 days

Equity method:(1)
Hedge funds/funds of hedge funds	(d	)	226	4	Monthly (2%) Quarterly (15%) n/r (83%)	15 – 90 days
Private equity funds	(e	)	85	48	n/r	n/r
Real estate funds	(f	)	88	17	n/r	n/r

Deferred compensation plan hedge fund investments	(g	)	19	—	Monthly (16%) Quarterly (84%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h	)	27	2	n/r	n/r

Total			$729	$115

n/r – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.
(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven and eight years at September 30, 2012 and December 31, 2011, respectively. The total remaining unfunded commitments to other third-party funds were $34 million and $44 million at September 30, 2012 and December 31, 2011, respectively. The Company was contractually obligated to fund $30 million and $33 million at September 30, 2012 and December 31, 2011 to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. The majority of the underlying funds in this category can be redeemed as long as there are no restrictions in place. At September 30, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12 to 24 months.
(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments in this category have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately five and six years at September 30, 2012 and December 31, 2011, respectively.
(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five and six years at September 30, 2012 and December 31, 2011, respectively.
(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in the funds. The majority of the Company’s investments in this category is not subject to redemption or is not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both September 30, 2012 and December 31, 2011.
(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.
(h)	This category includes the underlying third-party private equity funds within three consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately three and four years at September 30, 2012 and December 31, 2011, respectively. Total remaining unfunded commitments to other third-party funds was $2 million at both September 30, 2012 and December 31, 2011, which are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Fair Value Option. Upon the initial consolidation of five CLOs, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

The following table presents the fair value of those assets and liabilities for which the fair value option was elected as of September 30, 2012 and December 31, 2011:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,508	$1,522

Fair value	1,495	1,459

Aggregate unpaid principal balance in excess of fair value	$13	$63

Unpaid principal balance of loans more than 90 days past due	$4	$4
Aggregate fair value of loans more than 90 days past due	—	—

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$1,994	$1,781
Fair value	$1,843	$1,574

At September 30, 2012, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2023.

During the three months ended September 30, 2012 and 2011, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $45 million gain and a $36 million loss, respectively, which were offset by a $44 million loss and a $24 million gain, respectively, from the change in fair value of the CLO borrowings.

During the nine months ended September 30, 2012 and 2011, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $123 million gain and a $2 million gain, respectively, which were offset by a $118 million loss and a $33 million loss, respectively, from the change in fair value of the CLO borrowings.

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

Consolidated VIEs. Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of several investment funds, which absorbed the majority of the variability due to their de facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At September 30, 2012 and December 31, 2011, the following balances related to VIEs were consolidated on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011
Assets of consolidated VIEs:
Cash and cash equivalents	$292	$54
Bank loans	1,495	1,459
Bonds	125	145
Other investments	63	35

Total bank loans, bonds and other investments	1,683	1,639
Liabilities of consolidated VIEs:
Borrowings	(1,843)	(1,574)
Other liabilities	(9)	(9)
Appropriated retained earnings	(56)	(72)
Non-controlling interests of consolidated VIEs	(54)	(38)

Total net interests in consolidated VIEs	$13	$—

For the three months ended September 30, 2012 and 2011, the Company recorded a non-operating gain of $2 million and non-operating loss of $16 million, respectively, offset by a $2 million net gain and a $16 million net loss attributable to nonredeemable non-controlling interests on the Company’s condensed consolidated statements of income.

For the nine months ended September 30, 2012 and 2011, the Company recorded a non-operating gain of $1 million and a non-operating loss of $36 million, respectively, offset by a $1 million and a $36 million net gain and net loss attributable to nonredeemable non-controlling interests, respectively, on the Company’s condensed consolidated statements of income.

At September 30, 2012 and December 31, 2011 the weighted-average maturities of the bank loans and bonds were approximately 4.2 years.

6. Variable Interest Entities (continued)

Non-Consolidated VIEs. At September 30, 2012 and December 31, 2011, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it is the sponsor or in which it holds a variable interest but for which it was not the PB, were as follows:

At September 30, 2012

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$1	$3	($4)	$21
Other sponsored investment funds:
Collective trusts	—	186	—	186
Other	17	63	—	80

Total	$18	$252	($4)	$287

At December 31, 2011

	Variable Interests on the Condensed Consolidated Statement of Financial Condition
(Dollar amounts in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss
CDOs/CLOs	$1	$2	($3)	$20
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	18	54	(5)	72

Total	$19	$240	($8)	$276

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(Dollar amounts in billions)	September 30, 2012	December 31, 2011
Assets at fair value	$5	$5
Liabilities(1)	7	7

Net assets	($2)	($2)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

Other sponsored investments funds. Net assets of other sponsored investment funds approximate $1.4 trillion to $1.5 trillion at September 30, 2012 and $1.2 trillion to $1.3 trillion at December 31, 2011. Net assets included $1.2 trillion and $1.0 trillion of collective trusts at September 30, 2012 and December 31, 2011, respectively. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

Maximum risk of loss. At both September 30, 2012 and December 31, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily relates to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

7. Derivatives and Hedging

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on the Company’s floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03%, payable semi-annually on May 24 and November 24 of each year and commenced November 24, 2011. The fair value of the interest rate swap at September 30, 2012 was not material to the Company’s condensed consolidated financial statements.

The Company maintains a program to enter into total return swaps to hedge against market price exposures with respect to certain seed investments in sponsored investment products. At September 30, 2012 and December 31, 2011, the Company had eleven and six outstanding total return swaps, respectively, with an aggregate notional value of approximately $83 million and $43 million, respectively. The fair value of the outstanding total return swaps as of September 30, 2012 and December 31, 2011 was not material to the Company’s condensed consolidated financial statements.

Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At September 30, 2012, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $83 million. The fair value of the forward foreign currency exchange contracts as of September 30, 2012 was not material to the Company’s condensed consolidated financial statements. At December 31, 2011, the Company did not have any outstanding forward foreign currency exchange contracts.

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

The following table presents the fair value at September 30, 2012 and December 31, 2011 of derivative instruments not designated as hedging instruments:

	September 30, 2012		December 31, 2011
(Dollar amounts in millions)	Assets	Liabilities	Assets	Liabilities
Credit default swap (Pillars)
Other liabilities	$—	$4	$—	$3

Separate account derivatives
Separate account assets	29	—	1,495	—
Separate account liabilities	—	29	—	1,495

Total	$29	$33	$1,495	$1,498

The fair value of the derivatives held by separate account assets is equal to and offset by a separate account liability.

7. Derivatives and Hedging (continued)

Gains (losses) on total return swaps are recorded in non-operating income (expense) on the condensed consolidated statements of income and were ($10) million and ($13) million for the three and nine months ended September 30, 2012, respectively, and were $8 million and $6 million for the three and nine months ended September 30, 2011, respectively.

Gains (losses) on the interest rate swap, forward foreign currency exchange contracts and Pillars were immaterial for the three and nine months ended September 30, 2012 and 2011.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives At September 30, 2012 and December 31, 2011 was not material to the Company’s condensed consolidated financial statements. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.

8. Goodwill

Goodwill activity during the nine months ended September 30, 2012 was as follows:

(Dollar amounts in millions)
December 31, 2011	$12,792
Claymore Investments, Inc. (1)	106
Swiss Re Private Equity Partners (2)	25
Excess tax basis amortization (3)	(15)

September 30, 2012	$12,908

(1)

Amount represents goodwill resulting from the Company’s acquisition of the Canadian exchange-traded products (“ETP”) provider, Claymore Investments, Inc. (the “Claymore Transaction”) on March 7, 2012 for approximately $212 million.

(2)

Amount represents goodwill resulting from the Company’s acquisition of the European private equity and infrastructure funds of funds of Swiss Re Private Equity Partners (“SRPEP”) (the “SRPEP Transaction”) on September 4, 2012.

(3)

At September 30, 2012, the balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $332 million. Goodwill related to the acquisition of the fund-of-funds business of Quellos Group, LLC (the “Quellos Transaction”) will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

	Indefinite-lived	Finite-lived	Total
(Dollar amounts in millions)	intangible assets	intangible assets	intangible assets
December 31, 2011	$16,597	$759	$17,356
Claymore Transaction	163	—	163
SRPEP Transaction	—	40	40
Amortization expense	—	(117)	(117)

September 30, 2012	$16,760	$682	$17,442

In September 2012, in connection with the SRPEP Transaction, the Company acquired $40 million of finite-lived management contracts.

In March 2012, in connection with the Claymore Transaction, the Company acquired $163 million of indefinite-lived ETP management contracts.

10. Borrowings

Short-Term Borrowings

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at September 30, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.105% and a maturity during October 2012. During October 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.085% and a maturity during December 2012.

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

As of September 30, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

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

The carrying value and fair value of long-term borrowings determined using market prices at the end of September 2012 included the following:

(Dollar amounts in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value
2.25% Notes due 2012	$500	$—	$500	$501
Floating Rate Notes due 2013	750	—	750	745
3.50% Notes due 2014	1,000	—	1,000	1,063
1.375% Notes due 2015	750	(1)	749	764
6.25% Notes due 2017	700	(3)	697	865
5.00% Notes due 2019	1,000	(2)	998	1,182
4.25% Notes due 2021	750	(4)	746	847
3.375% Notes due 2022	750	(4)	746	800

Total Long-term Borrowings	$6,200	($14)	$6,186	$6,767

Long-term borrowings at December 31, 2011 had a carrying value of $4,690 million and a fair value of $5,057 million determined using market prices at the end of December 2011.

See Note 11, Borrowings, in the 2011 Form 10-K for more information.

11. Commitments and Contingencies

Investment Commitments. At September 30, 2012, the Company had $216 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock, together with Barclays (as described below), has issued certain indemnifications to certain clients against potential loss that is a direct result of a borrower’s failure to fulfill its obligations (and return securities borrowed) under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under such securities lending agreement. As part of the BGI acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to several BlackRock securities lending clients through December 1, 2012. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. As of September 30, 2012, the Company indemnified certain of its clients for loan balances of approximately $40.0 billion. The fair value of these indemnifications was not material to BlackRock’s condensed consolidated statements of financial condition as of September 30, 2012. The Company currently expects client balances indemnified by BlackRock to continue to increase as a result of this transition and over time as the Company’s securities lending activities increase.

12. Stock-Based Compensation

The components of the Company’s stock-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Stock-based compensation:
Restricted stock and restricted stock units (“RSUs”)	$104	$115	$328	$323
Long-term incentive plans funded by PNC	5	15	16	43
Stock options	—	3	—	9

Total stock-based compensation	$109	$133	$344	$375

Restricted Stock and RSUs

Restricted stock and RSU activity for the nine months ended September 30, 2012 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted- Average Grant Date Fair Value
December 31, 2011	5,528,781	$196.44
Granted	2,481,052	$166.43
Converted	(1,616,091)	$175.84
Forfeited	(145,874)	$177.41

September 30, 2012(1)	6,247,868	$190.31

(1)	At September 30, 2012, approximately 5.6 million awards are expected to vest and 0.6 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

12. Stock-Based Compensation (continued)

In January 2012, the Company granted the following awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan:

•	1,365,691 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;

•	418,038 RSUs to employees that cliff vest 100% on January 31, 2015; and

•

616,117 RSUs, which will primarily be funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below). The awards will vest on the fourth, fifth or sixth anniversaries of the grant date subject to pre-determined market conditions being achieved during the six-year term of the award.

At September 30, 2012, there was $448 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4,000,000 shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares.

During 2007 through 2011, approximately 2.5 million shares were surrendered, including 1.3 million RSUs, which vested and were funded by PNC on September 29, 2011. At September 30, 2012 approximately 0.2 million shares that vest in January 2013 remain committed by PNC.

At September 30, 2012, the remaining shares committed by PNC, of approximately 1.3 million, are available to fund future long-term incentive awards, including approximately 0.6 million shares of the awards granted in January 2012.

Stock Options

Options outstanding at September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2011	2,190,907	$105.33
Exercised	(1,090,998)	$42.39

September 30, 2012(1)	1,099,909	$167.76

(1)	At September 30, 2012, all options were vested. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 was $157 million.

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

Capital Requirements. At September 30, 2012, the Company was required to maintain approximately $1,211 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to various regulatory capital requirements administered by the Federal banking agencies), entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers and was in compliance with all applicable regulatory net capital requirements.

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

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition:

(Dollar amounts in millions)
Liability as of December 31, 2011	$18
Cash payments	(17)

Liability as of September 30, 2012	$1

15. Capital Stock

Non-voting Participating Preferred Stock. The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2012	December 31, 2011
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	3,417,258	38,328,737
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,517,237	1,517,237
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

15. Capital Stock (continued)

Share Repurchase Approval. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock. The Company repurchased 1,858,100 shares in open market transactions for approximately $334 million during the nine months ended September 30, 2012. At September 30, 2012, there were 3,593,900 shares still authorized to be repurchased.

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

Other Changes. In September 2012, 593,786 shares of Series B Convertible Preferred Stock converted into an equal number of shares of common stock.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2012 and 2011:

(Dollar amounts in millions, except per share data) Basic EPS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to BlackRock	$642	$595	$1,768	$1,782
Less:

Dividends distributed to common shares	259	246	803	760
Dividends distributed to participating RSUs	—	3	1	9

Undistributed net income attributable to BlackRock	383	346	964	1,013
Percentage of undistributed net income allocated to common shares(a)	99.9%	98.8%	99.9%	98.8%
Undistributed net income allocated to common shares	382	342	963	1,001
Plus:
Common share dividends	259	246	803	760

Net income attributable to common shares	$641	$588	$1,766	$1,761

Weighted-average shares outstanding	172,359,141	179,034,837	176,116,975	186,187,318
Earnings per basic share attributable to BlackRock common stockholders	$3.72	$3.28	$10.02	$9.46

Diluted EPS:
Net income attributable to common shares	$641	$588	$1,766	$1,761
Weighted-average shares outstanding	172,359,141	179,034,837	176,116,975	186,187,318
Dilutive effect of:
Non-participating RSUs	2,944,239	2,225,498	2,573,971	1,812,687
Stock options	147,152	564,994	265,753	741,587
Convertible debt	—	—	—	51,360

Total diluted weighted-average shares outstanding	175,450,532	181,825,329	178,956,699	188,792,952

Earnings per dilutive share attributable to BlackRock common stockholders	$3.65	$3.23	$9.87	$9.33

(a)

Allocation to common stockholders is based on the total of common and participating security stockholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months ended September 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.2 million, respectively. For the nine months ended September 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.3 million, respectively.

Basic EPS is calculated pursuant to the two-class method to determine income attributable to common stockholders. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and in addition, reflects the impact of other potentially dilutive shares, including RSU awards that do not contain nonforfeitable rights to dividends, unexercised stock options and convertible debentures. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method.

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

For the three and nine months ended September 30, 2011, 1,160,753 and zero options were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. There were no anti-dilutive RSUs for the three and nine months ended September 30, 2011. There were no anti-dilutive RSUs or options for the three and nine months ended September 30, 2012.

17. Income Taxes

The three months ended September 30, 2012 included a $30 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

In April 2011, New Jersey enacted legislation that changed the calculation of taxes in the state, with the change to be phased in over three years, starting in 2012. The legislation resulted in a $52 million non-cash income tax benefit related to the revaluation of certain deferred income tax assets and liabilities.

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

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Equity	$1,073	$1,078	$3,196	$3,404
Fixed income	491	419	1,386	1,227
Multi-asset class	241	232	724	676
Alternatives	232	225	642	652
Cash management	90	86	267	298

Total investment advisory, administration fees, securities lending revenue and performance fees	2,127	2,040	6,215	6,257
BlackRock Solutions and advisory	128	117	382	361
Distribution fees	19	23	58	78
Other revenue	46	45	143	158

Total revenue	$2,320	$2,225	$6,798	$6,854

The following table illustrates the Company’s total revenue for the three and nine months ended September 30, 2012 and 2011, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2012	2011	2012	2011
Americas	$1,578	$1,481	$4,676	$4,602
Europe	629	625	1,795	1,869
Asia-Pacific	113	119	327	383

Total revenue	$2,320	$2,225	$6,798	$6,854

18. Segment Information (continued)

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at September 30, 2012 and December 31, 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the assets are physically located.

(Dollar amounts in millions) Long-lived Assets	September 30, 2012	December 31, 2011
Americas	$13,236	$13,133
Europe	165	123
Asia-Pacific	67	73

Total long-lived assets	$13,468	$13,329

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe is primarily comprised of the United Kingdom. Asia-Pacific is primarily comprised of Japan, Australia and Hong Kong.

19. Subsequent Events

In addition to the subsequent events described in Note 10, Borrowings, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or disclosure.

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

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly-traded investment management firm. At September 30, 2012, the Company managed $3.673 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On May 29, 2012, BlackRock completed a secondary offering of 26,211,335 shares of common stock held by Barclays Bank PLC (“Barclays”) at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Participating Preferred Stock by a subsidiary of Barclays. Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays at a price of $156.80 per share (consisting of 6,346,036 of Series B Convertible Preferred Stock and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

On September 30, 2012, PNC held 21.0% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

Financial Highlights

(Dollar amounts in millions, except per share data)

(unaudited)

The following tables summarize BlackRock’s operating performance for each of the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP basis:
Total revenue	$2,320	$2,225	$6,798	$6,854
Total expenses	1,445	1,448	4,279	4,413

Operating income	$875	$777	$2,519	$2,441
Operating margin	37.7%	34.9%	37.1%	35.6%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests	$17	($87)	($9)	($95)
Net income attributable to BlackRock	$642	$595	$1,768	$1,782
Diluted earnings per common share(e)(f)	$3.65	$3.23	$9.87	$9.33

Effective tax rate	28.1%	13.7%	29.6%	24.0%

As adjusted:
Operating income(a)	$876	$849	$2,533	$2,551
Operating margin(a)	40.7%	40.1%	39.5%	39.6%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(b)	$13	($79)	($15)	($92)
Net income attributable to BlackRock(c)(d)	$610	$521	$1,743	$1,681
Diluted earnings per common share(c)(d)(e)(f)	$3.47	$2.83	$9.73	$8.80

Effective tax rate(d)	31.4%	32.3%	30.8%	31.6%

Other:
Assets under management (end of period)	$3,673,274	$3,345,067	$3,673,274	$3,345,067
Diluted weighted-average common shares outstanding(f)	175,450,532	181,825,329	178,956,699	188,792,952
Shares outstanding excluding escrow shares (end of period)	172,037,373	178,861,410	172,037,373	178,861,410
Book value per share*	$145.32	$137.81	$145.32	$137.81
Cash dividends declared and paid per share	$1.50	$1.375	$4.50	$4.125

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating income, GAAP basis	$875	$777	$2,519	$2,441
Non-GAAP expense adjustments:
U.K. lease exit costs	(8)	63	(8)	63
PNC LTIP funding obligation	5	15	16	43
Merrill Lynch compensation contribution	—	2	—	7
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	(8)	6	(3)

Operating income, as adjusted	876	849	2,533	2,551
Closed-end fund launch costs	22	—	22	19
Closed-end fund launch commissions	3	—	3	2

Operating income used for operating margin measurement	$901	$849	$2,558	$2,572

Revenue, GAAP basis	$2,320	$2,225	$6,798	$6,854
Non-GAAP adjustments:
Distribution and servicing costs	(94)	(90)	(282)	(299)
Amortization of deferred sales commissions	(13)	(20)	(43)	(63)

Revenue used for operating margin measurement	$2,213	$2,115	$6,473	$6,492

Operating margin, GAAP basis	37.7%	34.9%	37.1%	35.6%

Operating margin, as adjusted	40.7%	40.1%	39.5%	39.6%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

Financial Highlights

(continued)

(a) (continued)

Operating income, as adjusted:

U.K. lease exit costs represent costs to exit two locations in London in the third quarter 2011. The amount in third quarter 2012 represents an adjustment to the estimated costs initially recorded in third quarter 2011.

The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded or to be funded through share distributions to participants of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution, has been excluded because it ultimately does not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of third quarter 2011. As of first quarter 2012, all of the Merrill Lynch contributions had been received.

Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

Management believes operating income exclusive of these items is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may have an economic offset in non-operating income (expense). Examples of such adjustments include U.K. lease exit costs, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011	2012	2011

Non-operating income (expense), GAAP basis	$30	($112)	$13	($121)
Less: Net income (loss) attributable to NCI	13	(25)	22	(26)

Non-operating income (expense)(1)	17	(87)	(9)	(95)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	8	(6)	3

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$13	($79)	($15)	($92)

(1)	Net of net income (loss) attributable to NCI.

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

(Dollar amounts in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to BlackRock, GAAP basis	$642	$595	$1,768	$1,782
Non-GAAP adjustments, net of tax:(d)
U.K. lease exit costs	(5)	43	(5)	43
PNC LTIP funding obligation	3	10	10	29
Merrill Lynch compensation contribution	—	2	—	5
Income tax changes	(30)	(129)	(30)	(178)

Net income attributable to BlackRock, as adjusted	$610	$521	$1,743	$1,681

Allocation of net income, as adjusted, to common shares(e)	$609	$515	$1,741	$1,661
Diluted weighted-average common shares outstanding(f)	175,450,532	181,825,329	178,956,699	188,792,952
Diluted earnings per common share, GAAP basis(f)	$3.65	$3.23	$9.87	$9.33
Diluted earnings per common share, as adjusted(f)	$3.47	$2.83	$9.73	$8.80

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on U.K. lease exit costs, PNC LTIP funding obligation and Merrill Lynch compensation contribution.

During the quarter and nine months ended September 30, 2012 and 2011, income tax changes included adjustments related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these items do not have a cash flow impact and to ensure comparability among periods presented.

(d)	For the quarters ended September 30, 2012 and 2011, non-GAAP adjustments were tax effected at 32.3% and 31.7%, respectively, reflecting a blended rate applicable to the adjustments. For the nine months ended September 30, 2012 and 2011, non-GAAP adjustments were tax effected at 31.4% and 32.0%, respectively.
(e)	Amounts exclude net income attributable to participating securities (see below).
(f)	Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. In addition, certain unvested restricted stock units are not included in this number as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share. For the quarters ended September 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.2 million, respectively. For the nine months ended September 30, 2012 and 2011, average outstanding participating securities were 0.2 million and 2.3 million, respectively.

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

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and high net worth investors. There were 641 iShares products at September 30, 2012 compared with 504 at December 31, 2011 globally across equities, fixed income and commodities, which trade like common stocks on 20 exchanges worldwide. iShares AUM totaled $705.8 billion at September 30, 2012. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange-traded products. These products are sold to both U.S. and non-U.S. high net worth, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

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

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $14 trillion of positions are processed on the Company’s Aladdin® operating platform, which serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) fixed fees, (ii) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform and (iii) performance fees if contractual thresholds are met.

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

•

General and administration expenses include marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses, including effects of foreign currency remeasurement.

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

In addition, non-operating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and consolidated collateralized loan obligations. The portion of non-operating income (expense) not attributable to BlackRock is allocated to NCI on the condensed consolidated statements of income.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

				Variance vs.
(Dollar amounts in millions)	September 30, 2012	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011

Equity:
Active	$288,799	$274,670	$266,047	5%	9%
Institutional index	993,197	924,702	790,328	7%	26%
iShares	491,534	443,311	384,821	11%	28%
Fixed income:
Active	652,780	630,639	620,139	4%	5%
Institutional index	393,260	455,082	443,018	(14%)	(11%)
iShares	187,771	180,355	141,865	4%	32%
Multi-asset class	257,607	243,087	215,183	6%	20%
Alternatives(1):
Core	68,931	63,575	65,580	8%	5%
Currency and commodities(2)	44,494	39,997	43,812	11%	2%

Long-term	3,378,373	3,255,418	2,970,793	4%	14%
Cash management	248,331	239,471	244,663	4%	1%

Sub-total	3,626,704	3,494,889	3,215,456	4%	13%
Advisory(3)	46,570	65,045	129,611	(28%)	(64%)

Total AUM	$3,673,274	$3,559,934	$3,345,067	3%	10%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Amounts include commodity iShares.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

Mix of Assets Under Management - by Asset Class

	September 30, 2012	June 30, 2012	September 30, 2011
Equity:
Active	8%	8%	8%
Institutional index	27%	25%	24%
iShares	13%	12%	12%
Fixed income:
Active	18%	18%	19%
Institutional index	11%	13%	13%
iShares	5%	5%	4%
Multi-asset class	7%	7%	6%
Alternatives(1):
Core	2%	2%	2%
Currency and commodities(2)	1%	1%	1%

Long-term	92%	91%	89%
Cash management	7%	7%	7%

Sub-total	99%	98%	96%
Advisory(3)	1%	2%	4%

Total	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Amounts include commodity iShares.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in BlackRock’s AUM for the three months ended September 30, 2012.

(Dollar amounts in millions)	June 30, 2012	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2012
Equity:
Active	$274,670	($5,077)	$—	$16,755	$2,451	$288,799
Institutional index	924,702	6,511	—	54,730	7,254	993,197
iShares	443,311	20,513	—	25,694	2,016	491,534
Fixed income:
Active	630,639	3,592	—	15,734	2,815	652,780
Institutional index	455,082	(72,273)	—	2,501	7,950	393,260
iShares	180,355	3,208	—	3,255	953	187,771
Multi-asset class	243,087	2,601	—	9,851	2,068	257,607
Alternatives:
Core	63,575	(2,000)	6,161	870	325	68,931
Currency and commodities(4)	39,997	63	—	4,116	318	44,494

Long-term	3,255,418	(42,862)	6,161	133,506	26,150	3,378,373
Cash management	239,471	7,069	—	322	1,469	248,331

Sub-total	3,494,889	(35,793)	6,161	133,828	27,619	3,626,704
Advisory(5)	65,045	(19,381)	—	(233)	1,139	46,570

Total AUM	$3,559,934	($55,174)	$6,161	$133,595	$28,758	$3,673,274

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amount represents AUM acquired in the Swiss Re Private Equity Partners acquisition in September 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $113.3 billion to $3.673 trillion at September 30, 2012 from $3.560 trillion at June 30, 2012, largely driven by market gains and positive net new business, excluding the effect of an institutional fixed income index redemption that totaled $74.2 billion from a single client. Total flows also included planned advisory distributions of $19.4 billion and the acquisition in September 2012 of Swiss Re Private Equity Partners (the “SRPEP Transaction”), the European private equity franchise of Swiss Re, which added $6.2 billion in AUM.

Net market appreciation of $133.5 billion across all long-term products included appreciation of $97.2 billion from equity products, primarily due to higher U.S. and global equity markets, $21.5 billion of appreciation from fixed income products concentrated in U.S. mandates and $9.9 billion from multi-asset class products, including global asset allocation, target date and fiduciary mandates.

The $28.8 billion increase in AUM from foreign exchange movements primarily resulted from the weakening of the U.S. dollar, largely against the pound sterling, Japanese yen, Canadian dollar and the euro.

Net Subscriptions (Redemptions). Net redemptions of $55.2 billion included the effect of a low-fee, institutional index fixed income outflow of $74.2 billion from one client. The net subscription and redemption figures below exclude this redemption. Total net subscriptions of $19.0 billion (excluding the $74.2 billion) reflected subscriptions of $25.2 billion and $7.0 billion from iShares and retail and high net worth clients, respectively, partially offset by $13.2 billion of redemptions from institutional clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products of $31.3 billion (excluding the previously mentioned redemption of $74.2 billion), reflected the following:

Net Subscriptions

•	Equity and fixed income iShares net inflows of $23.7 billion, including $20.5 billion into equity funds demonstrating strong renewed investor demand for U.S. equity offerings;

•	Institutional index equity products net inflows of $6.5 billion primarily concentrated in regional and country specific strategies.

Net Redemptions

•	Active equity products net outflows of $5.1 billion, primarily reflecting net outflows from U.S. equity products.

Cash Management Net Redemptions. Cash management net inflows of $7.1 billion were from international institutional clients into offshore funds and net inflows from U.S. clients into prime strategies.

Advisory Net Redemptions. Advisory net outflows of $19.4 billion were primarily due to disbursements of Maiden Lane residual assets, marking the further return of U.S. taxpayer funds.

The following table presents the component changes in BlackRock’s AUM for the nine months ended September 30, 2012.

(Dollar amounts in millions)	December 31, 2011	Net subscriptions (redemptions)(1)	Acquisitions(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2012
Equity:
Active	$275,156	($12,670)	$—	$24,297	$2,016	$288,799
Institutional index	865,299	12,595	95	110,646	4,562	993,197
iShares	419,651	22,898	3,517	44,101	1,367	491,534
Fixed income:
Active	614,804	1,266	—	34,927	1,783	652,780
Institutional index	479,116	(104,819)	—	12,166	6,797	393,260
iShares	153,802	24,324	3,026	6,174	445	187,771
Multi-asset class	225,170	11,731	78	19,782	846	257,607
Alternatives:
Core	63,647	(2,952)	6,166	1,795	275	68,931
Currency and commodities(4)	41,301	(1,822)	860	4,033	122	44,494

Long-term	3,137,946	(49,449)	13,742	257,921	18,213	3,378,373
Cash management	254,665	(9,368)	—	1,699	1,335	248,331

Sub-total	3,392,611	(58,817)	13,742	259,620	19,548	3,626,704
Advisory(5)	120,070	(73,893)	—	(557)	950	46,570

Total AUM	$3,512,681	($132,710)	$13,742	$259,063	$20,498	$3,673,274

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amount represents AUM acquired in the SRPEP acquisition in September 2012 and in the Claymore Investments, Inc. acquisition (the “Claymore Transaction”) in March 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $160.6 billion to $3.673 trillion at September 30, 2012 from $3.513 trillion at December 31, 2011, driven largely by market gains and $13.7 billion of acquired AUM related to the SRPEP Transaction and the Claymore Transaction, partially offset by planned advisory distributions and the previously mentioned redemption of $74.2 billion.

Net market appreciation of $259.1 billion included appreciation of $179.0 billion in equity products, primarily due to higher U.S. and global equity markets, $53.3 billion in fixed income products, primarily U.S. and local currency products and $19.8 billion in multi-asset class products, including fiduciary, global asset allocation and target date mandates.

The $20.5 billion increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the pound sterling.

Net Subscriptions (Redemptions). Net redemptions of $132.7 billion included the effect of two single low-fee, institutional index fixed income outflows of $36.0 billion and $74.2 billion in first quarter 2012 and third quarter 2012, respectively. The net subscriptions and redemptions figures in the following paragraph exclude these redemptions. Net redemptions of $22.5 billion reflected net redemptions of $77.5 billion from institutional clients, partially offset by net subscriptions of $49.5 billion from iShares clients and $5.5 billion from retail and high net worth clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products totaled $60.8 billion excluding the redemptions discussed above, and reflected the following:

Net Subscriptions

•	Fixed income iShares net inflows of $24.3 billion, concentrated in sector-specific strategies;

•	Equity iShares net inflows of $22.9 billion, concentrated in U.S. equity and sector strategies;

•	Multi-asset class products net inflows of $11.7 billion, reflecting ongoing strength in target date products;

•	Institutional index equity products net inflows of $12.6 billion, concentrated in global strategies, partially offset by outflows from U.S. equity products.

Net Redemptions

•	Active equity net outflows of $12.7 billion, largely driven by outflows from regional and country-specific and U.S. equity strategies.

Cash Management Net Redemptions. Cash management net outflows of $9.4 billion were comprised of outflows from domestic institutional clients concentrated in government and prime strategies due to the low-rate environment, partially offset by net inflows from international institutional clients concentrated in offshore strategies.

Advisory Net Redemptions. Advisory net outflows of $73.9 billion were driven by planned portfolio liquidation disbursements.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended September 30, 2012.

(Dollar amounts in millions)	September 30, 2011	Net subscriptions (redemptions)(1)	Acquisitions(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2012
Equity:
Active	$266,047	($20,904)	$—	$41,905	$1,751	$288,799
Institutional index	790,328	24,767	95	174,192	3,815	993,197
iShares	384,821	31,746	3,517	71,090	360	491,534
Fixed income:
Active	620,139	(12,815)	—	44,177	1,279	652,780
Institutional index	443,018	(92,006)	—	36,005	6,243	393,260
iShares	141,865	35,368	3,026	7,598	(86)	187,771
Multi-asset class	215,183	15,842	78	27,209	(705)	257,607
Alternatives(4):
Core	65,580	(4,512)	6,166	1,393	304	68,931
Currency and commodities(5)	43,812	(3,112)	860	2,795	139	44,494

Long-term	2,970,793	(25,626)	13,742	406,364	13,100	3,378,373
Cash management	244,663	1,522	—	1,717	429	248,331

Sub-total	3,215,456	(24,104)	13,742	408,081	13,529	3,626,704
Advisory(6)	129,611	(84,038)	—	132	865	46,570

Total AUM	$3,345,067	($108,142)	$13,742	$408,213	$14,394	$3,673,274

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired in the SRPEP acquisition in September 2012 and in the Claymore Transaction in March 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Data reflects the reclassification of prior period AUM into the current period presentation.
(5)	Amounts include commodity iShares.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $328.2 billion to $3.673 trillion at September 30, 2012 from $3.345 trillion at September 30, 2011. The increase in AUM was driven largely by market gains and $13.7 billion of acquired AUM related to the SRPEP Transaction and Claymore Transaction, partially offset by $84.0 billion of advisory distributions.

Net market appreciation of $408.2 billion included $287.2 billion in equity products, primarily due to higher U.S. and global equity markets and $87.8 billion in fixed income products, primarily local currency and U.S. products.

The $14.4 billion increase in AUM from foreign exchange movements was due to the weakening of the U.S. dollar, primarily against the pound sterling and Canadian dollar, partially offset by the strengthening of the U.S. dollar against the euro.

Net Subscriptions (Redemptions). Net redemptions of $108.1 billion included the effect of two single low-fee, institutional index fixed income redemptions of $36.0 billion and $74.2 billion in first quarter 2012 and third quarter 2012, respectively. The net new business figures below exclude these redemptions. Net subscriptions of $2.1 billion reflected net subscriptions of $69.6 billion from iShares clients and $4.5 billion from retail and high net worth clients, partially offset by net redemptions of $72.0 billion from institutional clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products totaling $84.6 billion, excluding the low-fee institutional index fixed income outflows discussed above, reflected the following:

Net Subscriptions

•	Fixed income iShares net inflows of $35.4 billion across all strategies, concentrated in U.S. sector-specific strategies;

•	Equity iShares net inflows of $31.7 billion across all strategies, concentrated in U.S. equity, regional and country, and sector specific strategies;

•	Institutional index equity products net inflows of $24.8 billion in global and regional and country specific strategies, partially offset by outflows from U.S. equity products; and

•	Multi-asset class products net inflows of $15.8 billion, reflecting strong demand for target date funds, including LifePath portfolios.

Net Redemptions

•	Active equity net outflows of $20.9 billion, concentrated in regional and country and U.S. equity products;

•	Fixed income institutional index net outflows of $18.2 billion, concentrated in local currency strategies;

•	Active fixed income net outflows of $12.8 billion, concentrated in local currency and U.S. core strategies, partially offset by net inflows into sector specific and municipal strategies; and

•	Alternatives net outflows of $7.6 billion primarily related to outflows in currency products, partially offset by $2.4 billion of net inflows into commodity iShares.

Cash Management Net Redemptions. Cash management net inflows of $1.5 billion were comprised of net inflows from international institutional clients into government funds, partially offset by net outflows from prime strategies.

Advisory Net Redemptions. Advisory net outflows of $84.0 billion were driven by planned portfolio liquidation disbursements.

Operating results for the three months ended September 30, 2012 compared with the three months ended September 30, 2011

Overview of Financial Results

The components of net income attributable to BlackRock and net income attributable to BlackRock, as adjusted, for the three months ended September 30, 2012 and 2011 are as follows:

	GAAP Three Months Ended September 30,		As adjusted(3) Three Months Ended September 30,
(Dollar amounts in millions, except per share data)	2012	2011	2012	2011
Revenue	$2,320	$2,225	$2,320	$2,225
Expenses	1,445	1,448	1,444	1,376

Operating income	$875	$777	$876	$849
Operating margin	37.7%	34.9%	40.7%	40.1%

Non-operating income (expense)(1)	17	(87)	13	(79)
Income tax expense	(250)	(95)	(279)	(249)

Net income attributable to BlackRock	$642	$595	$610	$521

% attributable to common shares	99.9%	98.8%	99.9%	98.8%
Net income attributable to common shares	$641	$588	$609	$515

Diluted weighted-average common shares outstanding(2)	175,450,532	181,825,329	175,450,532	181,825,329
Diluted EPS components:
Operating income	$3.41	$2.85	$3.42	$3.12
Non-operating income (expense)(1)	0.07	(0.32)	0.05	(0.29)
Net income tax benefit	0.17	0.70	—	—

Diluted earnings per common share	$3.65	$3.23	$3.47	$2.83

(1)	Net of net income (loss) attributable to NCI (redeemable and nonredeemable).
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

(3)

Operating income, as adjusted, operating margin, as adjusted, net income, as adjusted and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GAAP. Operating income of $875 million and operating margin of 37.7% on a GAAP basis for the three months ended September 30, 2012 increased $98 million and 280 bps, respectively, from the prior year period reflecting positive market factors, and strength in performance fees and BlackRock Solutions revenues. Non-operating income (expense) increased $104 million primarily due to net positive marks in distressed credit/mortgage funds and private equity co-investments compared with a reduction in value during the three months ended September 30, 2011, partially offset by higher interest expense resulting from long-term debt issuances in May 2012. Income tax expense included a $30 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure during the three months ended September 30, 2012. The three months ended September 30, 2011 included a $129 million non-cash benefit related to revaluation of certain deferred income tax liabilities, including tax legislation enacted in the United Kingdom and a state tax election. Earnings per diluted common share rose $0.42 from the three months ended September 30, 2011 including the benefit of share repurchases.

As Adjusted. Operating income of $876 million and operating margin of 40.7% increased $27 million and 60 bps, respectively, from the prior year quarter reflecting higher revenues. Non-operating income (expense) increased $92 million primarily due to the items explained above. Income tax expense on an as adjusted basis excluded the previously mentioned $30 million and $129 million non-cash benefits. Earnings per diluted common share rose $0.64 from the prior year quarter reflecting the improvement in net income and the benefit of share repurchases.

Revenue

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$431	$483	($52)	(11%)
Institutional index	139	117	22	19%
iShares	486	454	32	7%
Fixed income:
Active	301	281	20	7%
Institutional index	61	47	14	30%
iShares	116	81	35	43%
Multi-asset class	239	226	13	6%
Alternatives(1):
Core	130	138	(8)	(6%)
Currency and commodities	31	36	(5)	(14%)

Long-term	1,934	1,863	71	4%
Cash management	90	86	4	5%

Total base fees	2,024	1,949	75	4%
Investment advisory performance fees:
Equity	17	24	(7)	(29%)
Fixed income	13	10	3	30%
Multi-asset class	2	6	(4)	(67%)
Alternatives	71	51	20	39%

Total	103	91	12	13%

BlackRock Solutions and advisory	128	117	11	9%
Distribution fees	19	23	(4)	(17%)
Other revenue	46	45	1	2%

Total revenue	$2,320	$2,225	$95	4%

(1)	Certain prior period information has been reclassified to conform to current period presentation.

The $95 million increase in revenues reflected market growth, positive flows, strength in performance fees, improvements in securities lending and BlackRock Solutions revenue.

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue totaled $2,024 million for the three months ended September 30, 2012 compared with $1,949 million for the three months ended September 30, 2011. The current quarter reflected higher base fees from all products except for active equity and alternatives and an improvement in securities lending revenue. Securities lending fees were $129 million for the three months ended September 30, 2012 compared with $88 million for the three months ended September 30, 2011, reflecting higher lending rates and an increase in average balances of securities on loan.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Three Months Ended September 30,		Mix of Average AUM by Asset Class(2) September 30,
	2012	2011	2012	2011
Equity:
Active	21%	26%	8%	9%
Institutional index	7%	6%	27%	26%
iShares	24%	23%	13%	13%
Fixed income:
Active	15%	14%	18%	18%
Institutional index	3%	2%	12%	13%
iShares	6%	4%	5%	4%
Multi-asset class	12%	12%	7%	7%
Alternatives(1):
Core	6%	7%	2%	2%
Currency and commodities	2%	2%	1%	1%

Long-term	96%	96%	93%	93%
Cash management	4%	4%	7%	7%

Total excluding advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a two-point average of quarter-end spot AUM.

For the three months ended September 30, 2012, institutional index equity and fixed income were only 10% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Performance Fees

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Equity	$17	$24	($7)	(29%)
Fixed income	13	10	3	30%
Multi-asset class	2	6	(4)	(67%)
Alternatives	71	51	20	39%

Total	$103	$91	$12	13%

Investment advisory performance fees were $103 million for the three months ended September 30, 2012 compared with $91 million for the three months ended September 30, 2011, primarily reflecting higher performance fees from alternative products.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue totaled $128 million for the three months ended September 30, 2012 compared with $117 million for the three months ended September 30, 2011. The $11 million increase primarily reflected higher revenue from Aladdin mandates and higher one-time revenue from advisory assignments, partially offset by the run off of revenues associated with a lower level of advisory assets.

Expenses

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Expenses:
Employee compensation and benefits	$828	$771	$57	7%
Distribution and servicing costs	94	90	4	4%
Amortization of deferred sales commissions	13	20	(7)	(35%)
Direct fund expenses	144	139	5	4%
General and administration	327	389	(62)	(16%)
Amortization of intangible assets	39	39	—	—%

Total expenses, GAAP	$1,445	$1,448	($3)	—%

Less non-GAAP expense adjustments:
U.K. lease exit costs	(8)	63	(71)	*
PNC LTIP funding obligation	5	15	(10)	(67%)
Merrill Lynch compensation contribution	—	2	(2)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	(8)	12	*

Total non-GAAP expense adjustments	1	72	(71)	(99%)

Total expenses, as adjusted	$1,444	$1,376	$68	5%

*	not applicable

Total GAAP and as adjusted expenses reflected revenue growth and fund launch costs, as explained below.

Employee Compensation and Benefits

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Employee compensation and benefits, GAAP	$828	$771	$57	7%
Less non-GAAP expense adjustments:
PNC LTIP funding obligation	5	15	(10)	(67%)
Merrill Lynch compensation contribution	—	2	(2)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	(8)	12	*

Total non-GAAP expense adjustments	9	9	—	—%

Employee compensation and benefits, as adjusted	$819	$762	$57	7%

*	not applicable

The increase in employee compensation and benefits expense on a GAAP and as adjusted basis reflected higher incentive compensation. Employees at September 30, 2012 totaled approximately 10,400 compared with approximately 10,200 at September 30, 2011.

Distribution and Servicing Costs. Distribution and servicing costs increased $4 million and included payments to Bank of America under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for the three months ended September 30, 2012 and 2011 included $51 million and $46 million, respectively, of costs attributable to Bank of America and affiliates.

Direct Fund Expenses. Direct fund expenses increased $5 million primarily reflecting growth in average iShares AUM where BlackRock pays certain non-advisory expenses of the funds.

Expenses (continued)

General and Administration Expenses

	Three Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change

General and administration expenses, GAAP:
Marketing and promotional	$74	$72	$2	3%
Fund launch costs	22	—	22	*
Occupancy and office related	58	148	(90)	(61%)
Portfolio services	52	51	1	2%
Technology	38	36	2	6%
Professional services	24	37	(13)	(35%)
Communications	10	10	—	—%
Other general and administration	49	35	14	40%

Total general and administration expenses, GAAP	327	389	(62)	(16%)

Less non-GAAP expense adjustments:

Occupancy and office related	(8)	63	(71)	*

General and administration expenses, as adjusted	$335	$326	$9	3%

*	not applicable

General and Administration Expenses. General and administration expenses decreased $62 million, primarily due to U.K. lease exit costs incurred in third quarter 2011, lower occupancy costs and professional services related to lower consulting and legal expenses, partially offset by closed-end fund launch costs of $22 million (excluding $3 million included in employee compensation and benefits expense) associated with the August 2012 launch of the BlackRock Municipal Target Term Trust and an increase in foreign currency remeasurement costs.

Non-GAAP Adjustments. General and administration expenses for the three months ended September 30, 2011 included $63 million of U.K. lease exit costs related to the Company’s exit from two London locations. The amount in third quarter 2012 represents an adjustment to the estimated costs initially recorded in third quarter 2011.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to NCI for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
(Dollar amounts in millions)	2012	2011	$ Change
Non-operating income (expense), GAAP basis	$30	($112)	$142
Less: Net income (loss) attributable to NCI(1)	13	(25)	38

Non-operating income (expense)(2)	17	(87)	104
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	8	(12)

Non-operating income (expense), as adjusted(2)	$13	($79)	$92

(1)	Amounts include a $2 million gain and a $16 million loss attributable to consolidated variable interest entities (“VIEs”) for the three months ended September 30, 2012 and 2011, respectively.
(2)	Net of net income (loss) attributable to NCI.

Non-operating results for the three months ended September 30, 2012 compared with the three months ended September 30, 2011

The components of non-operating income (expense), less net income (loss) attributable to NCI, for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
(Dollar amounts in millions)	2012	2011	$ Change
Net gain (loss) on investments(1)
Private equity	$20	($4)	$24
Real estate	5	4	1
Distressed credit/mortgage funds	26	(27)	53
Hedge funds/funds of hedge funds	7	(9)	16
Other investments(2)	2	(6)	8

Sub-total	60	(42)	102
Investments related to deferred compensation plans	4	(8)	12

Total net gain (loss) on investments	64	(50)	114
Interest and dividend income	10	12	(2)
Interest expense	(57)	(49)	(8)

Net interest expense	(47)	(37)	(10)

Total non-operating income (expense)(1)	17	(87)	104
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	8	(12)

Non-operating income (expense), as adjusted(1)	$13	($79)	$92

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts include net gains (losses) related to equity, fixed income, multi-asset class and commodity investments, and BlackRock’s seed capital hedging program.

Net gains on investments increased $114 million from the prior year quarter, primarily due to net positive marks on distressed credit/mortgage funds and private equity investments compared with a decrease in values during the three months ended September 30, 2011.

Net interest expense increased from the three months ended September 30, 2011, primarily due to long-term debt issuances in May 2012. For further information on the Company’s long-term debt, see “Liquidity and Capital Resources” herein.

Income Tax Expense

(Dollar amounts in millions)	GAAP Three Months Ended September 30,		As adjusted Three Months Ended September 30,
	2012	2011	2012	2011
Income before income taxes(1)	$892	$690	$889	$770

Income tax expense	$250	$95	$279	$249

Effective tax rate	28.1%	13.7%	31.4%	32.3%

(1)	Net of net income (loss) attributable to NCI.

The GAAP effective tax rate of 28.1% for the three months ended September 30, 2012 included a $30 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

The GAAP effective tax rate of 13.7% for the three months ended September 30, 2011 included a $129 million non-cash benefit related to the revaluation of certain deferred income tax liabilities, including tax legislation enacted in the United Kingdom and a state tax election, which was excluded from the effective tax rate, as adjusted.

Operating results for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Overview of Financial Results

The components of net income attributable to BlackRock and net income attributable to BlackRock, as adjusted, for the nine months ended September 30, 2012 and 2011 are as follows:

(Dollar amounts in millions, except per share data)	GAAP Nine Months Ended September 30,		As adjusted(3) Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$6,798	$6,854	$6,798	$6,854
Expenses	4,279	4,413	4,265	4,303

Operating income	$2,519	$2,441	$2,533	$2,551

Operating margin	37.1%	35.6%	39.5%	39.6%

Non-operating income (expense)(1)	(9)	(95)	(15)	(92)
Income tax expense	(742)	(564)	(775)	(778)

Net income attributable to BlackRock	$1,768	$1,782	$1,743	$1,681

% attributable to common shares	99.9%	98.8%	99.9%	98.8%
Net income attributable to common shares	$1,766	$1,760	$1,741	$1,661

Diluted weighted-average common shares outstanding(2)	178,956,699	188,792,952	178,956,699	188,792,952
Diluted EPS components:
Operating income	$9.73	$8.61	$9.79	$8.99
Non-operating income (expense)(1)	(0.03)	(0.34)	(0.06)	(0.32)
Net income tax benefit	0.17	1.06	—	0.13

Diluted earnings per common share	$9.87	$9.33	$9.73	$8.80

(1)	Net of net income (loss) attributable to NCI (redeemable and nonredeemable).
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

(3)

Operating income, as adjusted, operating margin, as adjusted, net income, as adjusted and diluted earnings per common share, as adjusted, are described in more detail in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GAAP. Operating income of $2,519 million and operating margin of 37.1% on a GAAP basis for the nine months ended September 30, 2012 increased $78 million and 150 bps, respectively, from the prior year period as the benefits of expense discipline more than offset the decline in revenues. Non-operating income (expense) increased $86 million primarily due to net positive marks in distressed credit/mortgage funds and hedge funds compared with a reduction in value during the nine months ended September 30, 2011, partially offset by higher interest expense resulting from long-term debt issuances in May 2011 and May 2012. Income tax expense included a $30 million net non-cash benefit for the nine months ended September 30, 2012, related to the revaluation of certain deferred income tax liabilities due to legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. The nine months ended September 30, 2011 included a $24 million benefit related to the resolution of certain outstanding tax positions and a $178 million non-cash benefit related to revaluation of certain deferred income tax liabilities, including tax legislation enacted in the United Kingdom and enacted state tax laws. Earnings per diluted common share rose $0.54 compared with the nine months ended September 30, 2011, reflecting the benefit of additional share repurchases.

As Adjusted. Operating income of $2,533 million and operating margin of 39.5%, as adjusted, declined $18 million and 10 bps, respectively, from the prior year period on an as adjusted basis reflecting market-related revenue declines, partially offset by the benefits of expense discipline. Non-operating income (expense) increased $77 million primarily due to the items explained above. Income tax expense on an as adjusted basis excluded the $30 million and $178 million non-cash benefits described above. Earnings per diluted common share rose $0.93 compared with the nine months ended September 30, 2011, including the benefit of share repurchases.

Revenue

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,313	$1,530	($217)	(14%)
Institutional index	418	376	42	11%
iShares	1,426	1,417	9	1%
Fixed income:
Active	865	826	39	5%
Institutional index	171	155	16	10%
iShares	321	229	92	40%
Multi-asset class	718	674	44	7%
Alternatives(1):
Core	395	423	(28)	(7%)
Currency and commodities	97	105	(8)	(8%)

Long-term	5,724	5,735	(11)	—%
Cash management	267	298	(31)	(10%)

Total base fees	5,991	6,033	(42)	(1%)
Investment advisory performance fees:
Equity	39	81	(42)	(52%)
Fixed income	29	17	12	71%
Multi-asset class	6	2	4	200%
Alternatives	150	124	26	21%

Total	224	224	—	—%

BlackRock Solutions and advisory	382	361	21	6%
Distribution fees	58	78	(20)	(26%)
Other revenue	143	158	(15)	(9%)

Total revenue	$6,798	$6,854	($56)	(1%)

(1)	Certain prior period information has been reclassified to conform to current period presentation.

Lower revenues of $56 million primarily reflected market-related revenue declines, partially offset by growth in fixed income and multi-asset products, improvements in securities lending and BlackRock Solutions revenue.

Revenue (continued)

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue totaled $5,991 million for the nine months ended September 30, 2012 compared with $6,033 million for the nine months ended September 30, 2011. The current period reflected higher fees from fixed income products, predominately iShares, and multi-asset class products and improvement in securities lending revenue, which were more than offset by lower fees from equity products due to market effects on average AUM. Securities lending fees were $397 million for the nine months ended September 30, 2012 compared with $294 million for the nine months ended September 30, 2011, reflecting higher lending rates and an increase in average balances of securities on loan.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Nine Months Ended September 30,		Mix of Average AUM by Asset Class(2) September 30,
	2012	2011	2012	2011
Equity:
Active	22%	25%	8%	9%
Institutional index	7%	6%	27%	26%
iShares	24%	23%	13%	13%
Fixed income:
Active	14%	14%	18%	18%
Institutional index	3%	3%	12%	13%
iShares	5%	4%	5%	4%
Multi-asset class	12%	11%	7%	6%
Alternatives(1):
Core	7%	7%	2%	2%
Currency and commodities	2%	2%	1%	1%

Long-term	96%	95%	93%	92%
Cash management	4%	5%	7%	8%

Total excluding advisory AUM	100%	100%	100%	100%

(1)	Data reflects the reclassification of prior period AUM into the current period presentation.
(2)	Average AUM represents a four point average of quarter-end spot AUM.

For the nine months ended September 30, 2012, institutional index equity and fixed income were only 10% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Performance Fees

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Equity	$39	$81	($42)	(52%)
Fixed income	29	17	12	71%
Multi-asset class	6	2	4	200%
Alternatives	150	124	26	21%

Total	$224	$224	$—	—%

Investment advisory performance fees for the nine months ended September 30, 2012 were unchanged from the nine months ended September 30, 2011. Equity performance fees declined $42 million primarily related to regional and country strategies, which were partially offset by higher fees on alternative and fixed income products.

Revenue (continued)

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue totaled $382 million for the nine months ended September 30, 2012 compared with $361 million for the nine months ended September 30, 2011, primarily reflecting higher revenue from Aladdin mandates in the current period.

Distribution Fees. Distribution fees were $58 million compared with $78 million in the nine months ended September 30, 2011, primarily due to lower sales and AUM in certain share classes of BlackRock Funds.

Other Revenue. Other revenue decreased $15 million, largely reflecting higher earnings from certain operating advisory company investments, more than offset by lower sales commissions and marketing fees earned for services to distribute iPath® products.

Expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Expenses:
Employee compensation and benefits	$2,439	$2,425	$14	1%
Distribution and servicing costs	282	299	(17)	(6%)
Amortization of deferred sales commissions	43	63	(20)	(32%)
Direct fund expenses	440	435	5	1%
General and administration	958	1,074	(116)	(11%)
Amortization of intangible assets	117	117	—	—%

Total expenses, GAAP	$4,279	$4,413	($134)	(3%)

Less non-GAAP expense adjustments:
U.K. lease exit costs	(8)	63	(71)	*
PNC LTIP funding obligation	16	43	(27)	(63%)
Merrill Lynch compensation contribution	—	7	(7)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	(3)	9	*

Total non-GAAP expense adjustments	14	110	(96)	(87%)

Total expenses, as adjusted	$4,265	$4,303	($38)	(1%)

*	not applicable

The decrease in GAAP and as adjusted expenses primarily related to lower general and administration expenses as described below.

Employee Compensation and Benefits

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change
Employee compensation and benefits, GAAP	$2,439	$2,425	$14	1%
Less non-GAAP expense adjustments:
PNC LTIP funding obligation	16	43	(27)	(63%)
Merrill Lynch compensation contribution	—	7	(7)	(100%)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	(3)	9	*

Total non-GAAP expense adjustments	22	47	(25)	(53%)

Employee compensation and benefits, as adjusted	$2,417	$2,378	$39	2%

*	not applicable

The increase in employee compensation and benefits expense on a GAAP and as adjusted basis reflected a net increase in incentive compensation and higher base salaries as a result of higher headcount, partially offset by lower commissions and temporary help. Employees at September 30, 2012 totaled approximately 10,400 compared with approximately 10,200 at September 30, 2011.

Distribution and Servicing Costs. Distribution and servicing costs decreased $17 million driven by lower cash management average AUM and higher yield support waivers. These costs include payments to Bank of America under a global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for the nine months ended September 30, 2012 and 2011 included $148 million and $162 million, respectively, of costs attributable to Bank of America and affiliates.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions decreased $20 million, primarily related to lower sales of certain share classes of open-end funds.

General and administration expenses

	Nine Months Ended September 30,		Variance
(Dollar amounts in millions)	2012	2011	Amount	% Change

General and administration expenses, GAAP:
Marketing and promotional	$265	$247	$18	7%
Occupancy and office related	180	301	(121)	(40%)
Portfolio services	148	140	8	6%
Technology	115	109	6	6%
Professional services	76	100	(24)	(24%)
Communications	30	29	1	3%
Closed-end fund launch costs	22	19	3	16%
Other general and administration	122	129	(7)	(5%)

Total general and administration expenses, GAAP	$958	$1,074	($116)	(11%)

Less non-GAAP expense adjustments:

Occupancy and office related	(8)	63	(71)	*

General and administration expenses, as adjusted	$966	$1,011	($45)	(4%)

*	not applicable

General and Administration Expenses. General and administration expenses decreased $116 million, primarily related to U.K. lease exit costs incurred in the third quarter 2011 and expense discipline, partially offset by higher marketing and promotional expenses in connection with the brand campaign launched in first quarter 2012.

Non-GAAP Adjustments. The nine months ended September 30, 2011 general and administration expenses included $63 million of U.K. lease exit costs related to the Company’s exit from two London locations. The current quarter’s amount represents an adjustment to the estimated costs initially recorded in third quarter 2011.

Non-Operating Income (Expense), Less Net Income (Loss) Attributable to Non-Controlling Interests

Non-operating income (expense), less net income (loss) attributable to NCI for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011	$ Change
Non-operating income (expense), GAAP basis	$13	($121)	$134
Less: Net income (loss) attributable to NCI(1)	22	(26)	48

Non-operating income (expense)(2)	(9)	(95)	86
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	3	(9)

Non-operating income (expense), as adjusted(2)	($15)	($92)	$77

(1)	Amounts include a $1 million gain and a $36 million loss attributable to consolidated VIEs for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of net income (loss) attributable to NCI.

Non-operating results for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

The components of non-operating income (expense), less net income (loss) attributable to non-controlling interests, for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011	$ Change
Net gain (loss) on investments(1)
Private equity	$37	$22	$15
Real estate	9	7	2
Distressed credit/mortgage funds	54	(13)	67
Hedge funds/funds of hedge funds	17	(4)	21
Other investments(2)	(1)	(1)	—

Sub-total	116	11	105
Investments related to deferred compensation plans	6	(3)	9

Total net gain (loss) on investments	122	8	114
Interest and dividend income	27	25	2
Interest expense	(158)	(128)	(30)

Net interest expense	(131)	(103)	(28)

Total non-operating income (expense)(1)	(9)	(95)	86
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	3	(9)

Non-operating income (expense), as adjusted(1)	($15)	($92)	$77

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts include net gains (losses) related to equity, fixed income, multi-asset class and commodity investments, and BlackRock’s seed capital hedging program.

Net gains on investments increased $114 million from the nine months ended September 30, 2011, primarily due to net positive marks in distressed credit/mortgage funds and hedge funds compared with a reduction in values during the nine months ended September 30, 2011. The current period also reflected additional gains on private equity investments.

Net interest expense increased from the nine months ended September 30, 2011, primarily due to long-term debt issuances in May 2011 and May 2012. For further information on the Company’s long-term debt, see “Liquidity and Capital Resources” herein.

Income Tax Expense

(Dollar amounts in millions)	GAAP Nine Months Ended September 30,		As adjusted Nine Months Ended September 30,
	2012	2011	2012	2011
Income before income taxes(1)	$2,510	$2,346	$2,518	$2,459
Income tax expense	$742	$564	$775	$778

Effective tax rate	29.6%	24.0%	30.8%	31.6%

(1)	Net of net income (loss) attributable to NCI.

The GAAP effective tax rate of 29.6% included a $30 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

The nine months ended September 30, 2011 GAAP effective tax rate included a $24 million benefit related to the resolution of certain outstanding tax positions and a $178 million non-cash benefit revaluation of certain deferred income tax liabilities, including tax legislation enacted in the United Kingdom and enacted state tax laws.

The nine months ended September 30, 2011 as adjusted effective tax rate of 31.6% included the $24 million benefit related to the revaluation of certain deferred income tax liabilities and excluded the $178 million non-cash benefit.

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

Consolidated VIEs

At September 30, 2012, BlackRock’s consolidated VIEs included CLOs and several investment funds. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of clients.

(Dollar amounts in millions)	September 30, 2012
	GAAP Basis	Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability		Consolidated Sponsored Investment Funds	As Adjusted
		Separate Account Assets/ Collateral	Consolidated VIEs
Assets
Cash and cash equivalents	$4,223	$—	$—	$46	$4,177
Accounts receivable	2,464	—	—	—	2,464
Investments	1,864	—	—	183	1,681
Assets of consolidated VIEs	1,975	—	1,962	—	13
Separate account assets and collateral held under securities lending agreements	150,575	150,575	—	—	—
Other assets(1)	1,377	—	—	5	1,372

Sub-total	162,478	150,575	1,962	234	9,707
Goodwill and intangible assets, net	30,350	—	—	—	30,350

Total assets	$192,828	$150,575	$1,962	$234	$40,057

Liabilities
Accrued compensation and benefits	$1,204	$—	$—	$—	$1,204
Accounts payable and accrued liabilities	1,427	—	—	—	1,427
Borrowings(2)	6,286	—	—	—	6,286
Liabilities of consolidated VIEs	1,852	—	1,852	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	150,575	150,575	—	—	—
Deferred income tax liabilities	5,311	—	—	—	5,311
Other liabilities(3)	864	—	—	36	828

Total liabilities	167,519	150,575	1,852	36	15,056

Equity
Total stockholders’ equity	25,057	—	56	—	25,001
Non-controlling interests	252	—	54	198	—

Total equity	25,309	—	110	198	25,001

Total liabilities and equity	$192,828	$150,575	$1,962	$234	$40,057

(1)	Amounts include due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amounts include short-term borrowings and long-term borrowings.
(3)	Amounts include due to related parties and other liabilities.

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at September 30, 2012 and December 31, 2011:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011	Variance
			Amount	% Change
Assets:
Cash and cash equivalents	$4,223	$3,506	$717	20%
Accounts receivable	2,464	1,960	504	26%
Investments	1,864	1,631	233	14%
Goodwill and intangible assets, net	30,350	30,148	202	1%
Other assets(1)	1,377	1,169	208	18%

Liabilities:
Accrued compensation and benefits	1,204	1,383	(179)	(13%)
Accounts payable and accrued liabilities	1,427	923	504	55%
Borrowings(2)	6,286	4,790	1,496	31%
Deferred income tax liabilities	5,311	5,323	(12)	—%
Other liabilities(3)	864	743	121	16%

Stockholders’ equity	25,057	25,048	9	—%

(1)	Amounts include due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amounts include short-term borrowings and long-term borrowings.
(3)	Amounts include due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. These changes do not include assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2012 and December 31, 2011 included $46 million and $196 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for details on the change in cash and cash equivalents for the nine months ended September 30, 2012.

Accounts Receivable. Accounts receivable at September 30, 2012 increased $504 million from December 31, 2011, primarily reflecting higher receivables related to an increase in unit trust receivables, (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities), BlackRock mutual funds and iShares receivables and securities lending revenue.

Investments. BlackRock reports its investments on a GAAP basis, which include investments that are owned by sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, consolidated even though BlackRock may not own the majority of any such funds. As a result, management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that are owned by the Company, net of NCI, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock.

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

Investments (continued)

(Dollar amounts in millions)	September 30, 2012	December 31, 2011	Variance
			Amount	% Change
Total investments, GAAP	$1,864	$1,631	$233	14%
Investments held by consolidated sponsored investment funds(1)	(503)	(587)	84	14%

Net exposure to consolidated investment funds	320	475	(155)	(33%)

Total investments, as adjusted	1,681	1,519	162	11%
Federal Reserve Bank stock	(330)	(328)	(2)	(1%)
Carried interest	(125)	(21)	(104)	(495%)
Deferred compensation investments	(63)	(65)	2	3%
Hedged investments	(86)	(43)	(43)	(100%)

Total “economic” investment exposure	$1,077	$1,062	$15	1%

(1)

At September 30, 2012 and December 31, 2011, approximately $503 million and $587 million, respectively, of BlackRock’s total GAAP investments was maintained in sponsored investment funds that are deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

Total investments, as adjusted, at September 30, 2012 increased $162 million from December 31, 2011, resulting from $439 million of purchases/capital contributions, $148 million from positive market valuations and earnings from equity method investments, and $104 million from net additional carried interest capital allocations, partially offset by $440 million of sales/maturities and $89 million of distributions representing return of capital and return on investments.

The following table represents the carrying value of investments, by asset type, at September 30, 2012 and December 31, 2011:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011	Variance
			Amount	% Change
Private equity	$314	$306	$8	3%
Real estate	118	108	10	9%
Distressed credit/mortgage funds	223	217	6	3%
Hedge funds/funds of hedge funds	140	167	(27)	(16%)
Other investments(1)	282	264	18	7%

Total “economic” investment exposure	$1,077	$1,062	$15	1%

(1)	Other investments primarily include seed investments in fixed income, commodities and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

Investments (continued)

The following table represents investments measured at fair value on a recurring basis at September 30, 2012:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at September 30, 2012
Total investments, as adjusted(2)	$339	$106	$598	$638	$1,681

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

Goodwill and Intangible Assets. Goodwill and intangible assets at September 30, 2012 increased $202 million from December 31, 2011, primarily due to the SRPEP and Claymore Transactions, partially offset by $117 million of amortization expense.

Other Assets. Other assets at September 30, 2012 increased $208 million from December 31, 2011, primarily related to an increase in current taxes receivable and property and equipment.

Accrued Compensation and Benefits. Accrued compensation and benefits at September 30, 2012 decreased $179 million from December 31, 2011, primarily related to 2011 incentive compensation cash payments in first quarter 2012, partially offset by the effect of 2012 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at September 30, 2012 increased $504 million from December 31, 2011, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including marketing.

Deferred Income Tax Liabilities. Deferred income tax liabilities at September 30, 2012 decreased $12 million, primarily as a result of the effects of temporary differences associated with deferred stock compensation and investment income, and the Claymore Transaction. In addition, the decrease related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

Other Liabilities. Other liabilities at September 30, 2012 increased $121 million from December 31, 2011, primarily resulting from an increase in deferred carried interest and other operating liabilities.

Stockholders’ Equity. Total stockholders’ equity at September 30, 2012 increased $9 million from December 31, 2011, resulting from $1,768 million of net income attributable to BlackRock, $344 million of stock-based compensation expense, $63 million excess tax benefits from vested stock-based compensation, $53 million of foreign currency translation adjustments and $53 million of net issuances of common shares related to employee stock transactions. The increase in stockholders’ equity was partially offset by $1.5 billion of stock repurchases, including $1.3 billion of share buybacks, primarily from Barclays, and $0.2 billion of employee tax withholdings related to employee stock transactions, and $804 million of cash dividend payments.

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

The following table presents a reconciliation of the Company’s condensed consolidated statements of cash flows presented on a GAAP basis to the Company’s condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

	Nine Months Ended September 30, 2012
(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, beginning of year	$3,506	$196	$—	$3,310
Cash flows from operating activities	1,886	(161)	201	1,846
Cash flows from investing activities	(551)	(193)	13	(371)
Cash flows from financing activities	(661)	204	(214)	(651)
Effect of exchange rate changes on cash and cash equivalents	43	—	—	43

Net change in cash and cash equivalents	717	(150)	—	867

Cash and cash equivalents, end of period	$4,223	$46	$—	$4,177

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

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including the effect of cash payments related to year-end incentive compensation.

Investing Activities. Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2012 were $371 million and primarily included $443 million of purchases of investments, $267 million related to the Claymore Transaction and the SRPEP Transaction and $121 million of purchases of property and equipment, partially offset by $409 million of net proceeds from sales and maturities of investments and $51 million of return of capital from equity method investees.

Financing Activities. Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2012 were $651 million, including $1.5 billion of stock repurchases related to $1.3 billion of share buybacks, primarily from Barclays, and $0.2 billion of employee tax withholdings related to employee stock transactions, and $804 million of payments for cash dividends. Cash outflows from financing activities were partially offset by cash inflows related to $1.5 billion of net proceeds from long-term borrowings, $73 million of excess tax benefits from stock-based compensation and $47 million of proceeds from stock options exercised.

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at September 30, 2012 and December 31, 2011 were as follows:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011	Variance
			Amount	% Change
Cash and cash equivalents	$4,223	$3,506	$717	20%
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(46)	(196)	150	77%

Subtotal	4,177	3,310	867	26%
Credit facility–undrawn	3,685	3,400	285	8%

Total liquidity	$7,862	$6,710	$1,152	17%

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased by $1.2 billion during the nine months ended September 30, 2012, primarily reflecting the increased aggregate commitment of the 2012 credit facility from $3.5 billion to $3.785 billion, positive operating cash flows and long-term debt issuances in May 2012, partially offset by share buybacks, primarily from Barclays and cash payments of 2011 year-end incentive awards. A portion of liquidity may be utilized to pay down the current portion of long-term debt.

A significant portion of the Company’s $1,681 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Investment Commitments. At September 30, 2012, the Company had $216 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the Company’s condensed consolidated statements of financial condition. The above amount does not include potential future commitments approved by the Company’s Capital Committee, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw-back. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements.

Indemnifications. On behalf of certain clients and with their legal authorization, the Company lends securities to highly-rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral of cash, marketable securities or highly-rated debt securities in an amount representing at least 102% of the market value of the securities borrowed. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with these activities, BlackRock, together with Barclays (as described below), has issued certain indemnifications to certain clients against potential loss as a direct result of a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under such securities lending agreement. The amount of securities on loan as of September 30, 2012 and December 31, 2011 and subject to indemnification was $98.1 billion and $60.4 billion, respectively. The Company held, as agent, cash and securities totaling $102.9 billion and $62.2 billion as collateral for indemnified securities on loan at September 30, 2012 and December 31, 2011, respectively. As part of the Barclays Global Investors (“BGI”) acquisition, Barclays is contractually obligated to continue providing counterparty default indemnification to certain BlackRock securities lending clients through December 1, 2012. As of September 30, 2012 and December 31, 2011, $58.1 billion and $57.9 billion, respectively, of the on loan balances of those BlackRock clients subject to indemnification were indemnified by Barclays. BlackRock intends to assume these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. As of September 30, 2012, the Company indemnified certain of its clients for loan balances of approximately $40.0 billion. The fair value of these indemnifications was not material to BlackRock’s condensed consolidated statements of financial condition at September 30, 2012. The Company currently expects client balances indemnified by BlackRock to continue to increase as a result of this transition and over time as the Company’s securities lending activities increase.

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

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate (“LIBOR”) plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of approximately 1 to 1 at September 30, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.105% and a maturity during October 2012. During October 2012, the Company rolled over the $100 million in borrowings at an interest rate of 1.085% and a maturity during December 2012.

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

As of September 30, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

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

At September 30, 2012, the principal amount of long-term borrowings was $6.2 billion. See Note 11, Borrowings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on borrowings outstanding as of December 31, 2011. During the nine months ended September 30, 2012, the Company paid approximately $112 million of interest on long-term borrowings. Principal repayments and interest requirements as of September 30, 2012 were as follows:

(Dollar amounts in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2012	$500	$86	$586
2013	750	204	954
2014	1,000	196	1,196
2015	750	156	906
2016	—	151	151
2017	700	151	851
Thereafter	2,500	342	2,842

Total	$6,200	$1,286	$7,486

(1)	Interest payable on the 2013 floating rate notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap entered into in conjunction with the obligation.

Share Repurchase Approval. In February 2012, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 5.0 million shares of BlackRock common stock. The Company repurchased 1,858,100 shares in open market transactions for approximately $334 million during the nine months ended September 30, 2012. As of September 30, 2012, there were 3,593,900 shares still authorized to be repurchased.

Barclays Support of Certain Cash Funds. Barclays has provided capital support agreements to support certain cash management funds (bank-managed short-term investment funds or “STIFs”) acquired by BlackRock in the BGI acquisition from Barclays (the “BGI Transaction”). Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria are met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. At September 30, 2012, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was $1.6 billion. On October 9, 2012, BlackRock, on behalf of two of these funds, negotiated amendments to these capital support agreements to release Barclays from coverage provided for defaults on 51 covered securities (with an estimated value of approximately $750 million) held in the funds in exchange for a payment by Barclays to the funds of $70 million. The payment was in an amount in excess of the payments that were expected under the Barclays capital support agreements. The Barclays capital support agreements will continue in effect for the remaining covered securities in these two funds, and after this transaction, at October 10, 2012, Barclays’ remaining potential obligation in the aggregate under the capital support agreements was $1.6 billion.

At September 30, 2012, BlackRock concluded that although these funds were VIEs, it was not the primary beneficiary (“PB”) of these funds.

Separately, on October 9, 2012, the Office of the Comptroller of the Currency finalized amended rules governing STIFs to more closely align such funds with changes enacted in 2010 by the SEC for money market mutual funds. The final rules as adopted are consistent with the amendments originally proposed by the OCC, including the enactment of a new requirement that STIFs maintain a weighted average portfolio life maturity of 120 days or less. BlackRock is reviewing and evaluating its alternatives to ensure that the STIFs it manages are in compliance by the July 1, 2013 deadline.

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

At September 30, 2012, the Company was required to maintain approximately $1,211 million compared with $1,196 million at December 31, 2011 in net capital in certain regulated subsidiaries, including BTC and entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers, and was in compliance with all applicable regulatory minimum net capital requirements.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of VIEs, Fair Value Measurements, Goodwill and Intangible Assets and Performance Fees/Carried Interest discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012 (the “Form 10-K”) and Note 2, Significant Accounting Policies, in the Form 10-K for further information.

Consolidation of Variable Interest Entities. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At September 30, 2012, the Company’s VIEs primarily consisted of the following:

CLOs. At September 30, 2012, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. In accordance with consolidation accounting guidance for VIEs, BlackRock was determined to be the PB for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At September 30, 2012, the Company had $1,908 million and $1,852 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Funds of Funds. As of September 30, 2012, BlackRock was determined to be the PB of several investment funds of funds and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the funds, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the funds. At September 30, 2012, the Company had recorded $6 million, $28 million and $34 million in cash and cash equivalents, investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to these VIEs. The changes in the fair value of the assets and liabilities of these VIEs have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with these VIEs.

Fair Value Measurements. The provisions of Fair Value Measurements and Disclosures (“ASC 820-10”) establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $727 million of Level 3 investments, or 39% of total GAAP investments at September 30, 2012, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

Goodwill. BlackRock assessed its goodwill for impairment on July 31st and considered such factors as the book value and the market capitalization of the Company. At July 31, 2012, the impairment assessment indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At September 30, 2012, the Company’s common stock closed at $178.30, which exceeded its book value, after excluding appropriated retained earnings, of approximately $145.32 per share.

Indefinite-lived and finite-lived intangibles. BlackRock assessed its indefinite-lived management contracts and trade names for impairment on July 31st, considering such factors as AUM, revenue, operating margins, tax rates and discount rates to determine whether the values of these assets were impaired and whether the indefinite-life classification was still appropriate. As of July 31, 2012, the Company determined that the impairment assessment performed indicated no impairment charges were required and the classification was still appropriate.

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

For the nine months ended September 30, 2012 and 2011, performance fee revenue totaled $224 million and $224 million, respectively. At September 30, 2012 and December 31, 2011, the Company had $137 million and $33 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate amount of revenue to be recognized, if any, for these products is unknown.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2012

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

Amendments on Testing Indefinite-lived Intangible Assets for Impairment. On July 27, 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The Company’s adoption of ASU 2012-02 during the quarter ended September 30, 2012 did not impact its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Disclosures About Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The provisions of ASU 2011-11 are effective for the Company for annual reporting period beginning on January 1, 2013, and interim periods therein, with retrospective application required. The adoption of ASU 2011-11 is not expected to materially impact BlackRock’s condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2012, the majority the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain investments. At September 30, 2012, the outstanding total return swaps had an aggregate notional value of approximately $83 million.

Corporate Investments Portfolio Risks (continued)

At September 30, 2012, approximately $503 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011	Variance
			Amount	% Change
Total investments, GAAP	$1,864	$1,631	$233	14%
Investments held by consolidated sponsored investment funds	(503)	(587)	84	14%
Net exposure to consolidated investment funds	320	475	(155)	(33%)

Total investments, as adjusted	1,681	1,519	162	11%

Federal Reserve Bank stock	(330)	(328)	(2)	(1%)

Carried interest	(125)	(21)	(104)	(495%)
Deferred compensation investments	(63)	(65)	2	3%
Hedged investments	(86)	(43)	(43)	(100%)

Total “economic” investment exposure	$1,077	$1,062	$15	1%

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At September 30, 2012, the Company’s net exposure to market price risk in its investment portfolio was approximately $602 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $60.2 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2012, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $475 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $4.0 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $184 million at September 30, 2012. A 10% adverse change in the applicable foreign exchange rates would result in approximately an $18.4 million decline in the carrying value of such investments.

Other Market Risks. By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At September 30, 2012, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $83 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2012. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

During the three months ended September 30, 2012, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2012 through July 31, 2012	260,869	(2)	$169.62	256,000	4,298,000

August 1, 2012 through August 31, 2012	674,551	(2)	$175.43	668,100	3,629,900

September 1, 2012 through September 30, 2012	37,886	(2)	$176.42	36,000	3,593,900

Total	973,306		$173.91	960,100

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: November 8, 2012		Ann Marie Petach
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document