Form 10-K
period 2012-12-31
BlackRock Inc.
filed 2013-03-01
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock and non-voting common stock equivalents held by non-affiliates of the registrant as of June 30, 2012 was approximately $28.7 billion.

As of January 31, 2013, there were 169,961,312 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2013 annual meeting of stockholders to be held on May 30, 2013 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1.	BUSINESS

Overview

BlackRock, Inc. (NYSE: BLK; “BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm with employees in 30 countries that serve clients in over 100 countries across the globe. We provide a broad range of investment and risk management services and had $3.792 trillion of assets under management (“AUM”) at December 31, 2012. Our clients include retail, high net worth (“HNW”) and institutional investors, comprised of pension funds, official institutions, endowments, insurance companies, corporations, financial institutions, central banks and sovereign wealth funds. The Company is highly regulated and serves its clients as a fiduciary. We do not engage in proprietary trading activities that could conflict with the interests of our clients.

Our unique platform enables us to offer active (alpha) investments with index (beta) products and risk management to develop tailored solutions for clients. Our product range includes single- and multi-asset class portfolios investing in equities, fixed income, alternatives and/or money market instruments. We offer our products directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”) and other exchange-traded products (together with ETFs, “ETPs”), collective investment funds and separate accounts. We also offer our BlackRock Solutions® (“BRS”) investment systems, risk management and advisory services primarily to institutional investors.

BlackRock is an independent, publicly traded company, with no single majority shareholder and a majority of independent directors on its Board of Directors. At December 31, 2012, The PNC Financial Services Group, Inc. (“PNC”) owned approximately 20.8% of BlackRock’s voting common shares outstanding and approximately 21.9% of total capital stock.

Management seeks to achieve attractive returns for stockholders over time by, among other things, capitalizing on the following factors:

•

the Company’s diversified alpha and beta product offerings, which enhance its ability to offer a variety of traditional and alternative investment products across the risk spectrum and to tailor single- and multi-asset class investment solutions to address specific client needs;

•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for passive products;

•	the Company’s longstanding commitment to risk management and the continued development of, and increased interest in, BRS products and services;

•

the Company’s positioning in the face of macro challenges driving trends in investor behavior, including the secular shift to passive investing and ETPs, a focus on income and retirement, and barbelling of risk using passive and high alpha products including alternatives;

•

the Company’s global presence and commitment to best practices around the world, with approximately 45% of employees outside the United States supporting local investment capabilities and serving clients, and approximately 44% of total AUM managed for clients domiciled outside the United States; and

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

Financial Highlights

	Selected GAAP Financial Results
(Dollar amounts in millions, except per share amounts)	2012	2011	2010	2009	2008	2007	5-Year CAGR(4)
Total revenue	$9,337	$9,081	$8,612	$4,700	$5,064	$4,845	14%
Operating income	$3,524	$3,249	$2,998	$1,278	$1,593	$1,294	22%
Operating margin	37.7%	35.8%	34.8%	27.2%	31.5%	26.7%	7%
Non-operating income (expense)(1)	$(36)	$(116)	$36	$(28)	$(422)	$162	(174%)
Net income attributable to BlackRock, Inc.	$2,458	$2,337	$2,063	$875	$784	$993	20%
Diluted earnings per common share	$13.79	$12.37	$10.55	$6.11	$5.78	$7.37	13%

	Selected Non-GAAP Financial Results
(Dollar amounts in millions, except per share amounts)	2012	2011	2010	2009	2008	2007	5-Year CAGR(4)
As adjusted(2):
Operating income	$3,574	$3,392	$3,167	$1,570	$1,662	$1,518	19%
Operating margin(3)	40.4%	39.7%	39.3%	38.2%	38.7%	37.4%	2%
Non-operating income (expense)(1)	$(42)	$(113)	$25	$(46)	$(384)	$150	(178%)
Net income attributable to BlackRock, Inc.	$2,438	$2,239	$2,139	$1,021	$856	$1,077	18%
Diluted earnings per common share	$13.68	$11.85	$10.94	$7.13	$6.30	$7.99	11%

(1)	Net of net income (loss) attributable to non-controlling interests.
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. GAAP reported results include certain significant items, the after-tax impact of which management considers non-recurring or transactions that ultimately will not impact BlackRock’s book value and, therefore, are excluded in calculating as adjusted results as described below.

As adjusted operating income excluded certain expenses incurred related to the integration of the acquisitions of Merrill Lynch Investment Managers (“MLIM”), the fund of funds business of Quellos Group, LLC (“Quellos”) and Barclays Global Investors (“BGI”), as well as advisory fees, legal fees and consulting transaction expenses related to the acquisition of BGI from Barclays on December 1, 2009 (the “BGI Transaction”), a 2007 termination fee for closed-end fund administration and servicing arrangements with Merrill Lynch, 2011 and 2012 U.K. lease exit costs, 2008, 2009 and 2011 restructuring charges and a one-time contribution to certain of the Company’s bank-managed short-term investment funds (“STIFs”) in 2012. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded or to be funded through share distributions to participants of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution has been excluded because, exclusive of the impact related to the exercise of LTIP participants’ put options, primarily in the three months ended March 31, 2007, these charges do not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of third quarter 2011. As of first quarter 2012, all of the Merrill Lynch contributions had been received. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded from operating and non-operating income, as adjusted, as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).
(3)

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Management believes that excluding such costs and commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods. Revenue used for operating margin, as adjusted, excludes distribution and servicing costs. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue earned by the Company. In addition, in 2008 and 2007, revenue used for operating margin, as adjusted, excluded reimbursable property management compensation, which represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). Prior to the transfer in 2008 to a third party, these employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they did not bear an economic cost to BlackRock.

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items listed above and also include the effect on deferred income tax expense attributable to changes in corporate income tax rates as a result of income tax law changes and a state tax election.

(4)	Percentage represents compounded annual growth rate.

See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures for further information on as adjusted items.

Assets Under Management

A summary of the Company’s AUM for the years 2007 through 2012 is presented below:

AUM by Asset Class

December 31,

(Dollar amounts in millions)	2012	2011	2010	2009	2008	2007
Equity	$1,845,501	$1,560,106	$1,694,467	$1,536,055	$203,292	$362,705
Fixed income	1,259,322	1,247,722	1,141,324	1,055,627	481,365	510,207
Multi-asset class	267,748	225,170	185,587	142,029	77,516	98,623
Alternatives	109,795	104,948	109,738	102,101	61,544	71,771

Long-term	3,482,366	3,137,946	3,131,116	2,835,812	823,717	1,043,306
Cash management	263,743	254,665	279,175	349,277	338,439	313,338
Advisory	45,479	120,070	150,677	161,167	144,995	—

Total	$3,791,588	$3,512,681	$3,560,968	$3,346,256	$1,307,151	$1,356,644

Component Changes in AUM by Asset Class

Five Years Ended December 31, 2012

(Dollar amounts in millions)	12/31/2007	Net New Business	Acquired AUM, net(1)	Market / FX App (Dep)	12/31/2012	5-Year CAGR(2)
Equity	$362,705	$185,225	$1,053,952	$243,619	$1,845,501	38%
Fixed income	510,207	(588)	502,520	247,183	1,259,322	20%
Multi-asset class	98,623	101,866	39,909	27,350	267,748	22%
Alternatives	71,771	(8,801)	55,734	(8,909)	109,795	9%

Long-term	1,043,306	277,702	1,652,115	509,243	3,482,366	27%
Cash management	313,338	(102,727)	53,616	(484)	263,743	(3%)
Advisory	—	39,935	(10)	5,554	45,479	NM

Total	$1,356,644	$214,910	$1,705,721	$514,313	$3,791,588	23%

NM - Not meaningful.
(1)

Amounts include acquisition adjustments and reclassification of certain AUM acquired from BGI in December 2009, Swiss Re Private Equity Partners (“SRPEP”) in September 2012 and Claymore Investments, Inc. (“Claymore”) in March 2012 and other reclassifications to conform to current period combined AUM policy and presentation. Amounts also include BGI merger-related outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the transaction.

(2)	Percentage represents compounded annual growth rate.

AUM represents the broad ranges of financial assets we manage for clients on a discretionary basis pursuant to investment management agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for billing (for example, net asset value). Reported AUM does not include assets for which we provide risk management or other forms of non-discretionary advice, or assets that we are retained to manage on a short-term, temporary basis.

Investment management fees are typically expressed as a percentage of AUM. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, we also may earn securities lending fees. In addition, BlackRock offers its proprietary Aladdin® investment system as well as risk management, outsourcing and advisory services, to institutional investors under the BRS name. Revenue for these services may be based on several criteria including value of positions, number of users, accomplishment of specific deliverables or other objectives.

At December 31, 2012, total AUM was $3.792 trillion, representing a compounded annual growth rate of 23% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net new business and acquisitions, including BGI, which added approximately $1.844 trillion of AUM in December 2009 and Claymore and SRPEP, which added $13.7 billion of AUM in 2012. These acquisitions significantly changed our AUM mix, from predominantly active fixed income and equity in 2007 to a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by product type, investment style, client type and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Product	Client Type	Client Region
— Equity	— Institutional	— Americas
— Fixed Income	— Retail and HNW	— Europe, the Middle East and Africa (“EMEA”)
— Multi-Asset		— Asia-Pacific
— Alternatives
— Cash Management
— iShares

Products

Component changes in AUM by product type and investment style for 2012 are presented below.

(Dollar amounts in millions)	12/31/2011	Net New Business	Net Acquired	Market /FX App (Dep)	12/31/2012
Equity:
Active	$275,156	$(18,111)	$—	$30,170	$287,215
iShares	419,651	52,973	3,517	58,507	534,648
Fixed income:
Active	614,804	892	—	40,635	656,331
iShares	153,802	28,785	3,026	7,239	192,852
Multi-asset class	225,170	15,817	78	26,683	267,748
Alternatives:
Core	63,647	(3,922)	6,166	2,476	68,367
Currency and commodities	41,301	(1,547)	860	814	41,428

Sub-total	1,793,531	74,887	13,647	166,524	2,048,589
Non-ETP Index:
Equity	865,299	19,154	95	139,090	1,023,638
Fixed income	479,116	(96,506)	—	27,529	410,139

Sub-total non-ETP index	1,344,415	(77,352)	95	166,619	1,433,777

Long-term	3,137,946	(2,465)	13,742	333,143	3,482,366
Cash management	254,665	5,048	—	4,030	263,743
Advisory	120,070	(74,540)	—	(51)	45,479

Total AUM	$3,512,681	$(71,957)	$13,742	$337,122	$3,791,588

At year-end 2012, products invested primarily in long-term assets represented 92% of total AUM, or $3.482 trillion, of which 53% were equity mandates, 36% fixed income accounts, 8% multi-asset class portfolios and 3% alternative investments. The remaining AUM was in cash management products and advisory mandates representing long-term portfolio liquidation assignments. Net new business in long-term products totaled $107.7 billion excluding the effect of two large, low-fee non-ETP index fixed income outflows from two institutional clients of $36.0 billion in the first quarter of 2012 and $74.2 billion in the third quarter of 2012. Net inflows in long-term products, excluding these outflows, were augmented by net inflows into cash management products. Long-term and cash product net inflows were offset by advisory distributions due to the successful completion of asset dispositions related to the three Maiden Lane vehicles associated with the Federal Reserve Bank of New York, marking the repayment of all senior and junior obligations of the three vehicles and the generation of net gains benefiting the U.S. public.

Long-term product offerings include active and passive (index) strategies. Our active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle (alpha) while maintaining an appropriate risk profile. We offer two types of active strategies: those that rely primarily on fundamental research and those that utilize primarily quantitative models to drive portfolio construction. In contrast, passive strategies seek to closely track the returns of a corresponding index (beta), generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Passive strategies include both our institutional non-ETP index products and iShares ETPs.

Although many clients use both active and passive strategies, the application of these strategies differs greatly. For example, clients may use index products to gain exposure to a market or asset class pending reallocation to an active manager. This has the effect of increasing turnover of index AUM. In addition, institutional non-ETP index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. This has the potential to exaggerate the significance of net flows in institutional index products on BlackRock’s revenues and earnings.

Equity

Year-end 2012 equity AUM of $1.845 trillion increased by $285.4 billion, or 18%, from the end of 2011, largely due to flows into regional, country-specific and global mandates and the effect of higher market valuations. Equity AUM growth included $54.0 billion in net new business and $3.6 billion in new assets related to the acquisition of Claymore. Net new business of $54.0 billion was driven by net inflows of $53.0 billion and $19.1 billion into iShares and non-ETP index accounts, respectively. Passive inflows were offset by active net outflows of $18.1 billion, with net outflows of $10.0 billion and $8.1 billion from fundamental and scientific active equity products, respectively.

Passive strategies represented 84% of equity AUM with the remaining 16% in active mandates. Institutional investors represented 62% of equity AUM, while iShares, and retail and HNW represented 29% and 9%, respectively. At year-end 2012, 63% of equity AUM was managed for clients in the Americas (defined as the United States, Caribbean, Canada, Latin America and Iberia) compared with 28% and 9% managed for clients in EMEA and Asia-Pacific, respectively.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international markets, including emerging markets, which tend to have higher fee rates than similar U.S. equity strategies. Accordingly, fluctuations in international equity markets, which do not consistently move in tandem with U.S. markets, may have a greater impact on BlackRock’s effective equity fee rates and revenues.

Fixed Income

Fixed income AUM ended 2012 at $1.259 trillion, rising $11.6 billion, or 1%, relative to December 31, 2011. Growth in AUM reflected $43.3 billion in net new business, excluding the two large previously mentioned low-fee outflows, $75.4 billion in market and foreign exchange gains and $3.0 billion in new assets related to Claymore. Net new business was led by flows into domestic specialty and global bond mandates, with net inflows of $28.8 billion, $13.6 billion and $3.1 billion into iShares, non-ETP index and model-based products, respectively, partially offset by net outflows of $2.2 billion from fundamental strategies.

Fixed Income AUM was split between passive and active strategies with 48% and 52%, respectively. Institutional investors represented 74% of fixed income AUM while iShares and retail and HNW represented 15% and 11%, respectively. At year-end 2012, 59% of fixed income AUM was managed for clients in the Americas compared with 33% and 8% managed for clients in EMEA and Asia-Pacific, respectively.

Multi-Asset Class

Component Changes in Multi-Asset Class AUM

(Dollar amounts in millions)	12/31/2011	Net New Business	Net Acquired	Market /FX App (Dep)	12/31/2012
Asset allocation	$126,067	$1,575	$78	$12,440	$140,160
Target date/risk	49,063	14,526	—	6,295	69,884
Fiduciary	50,040	(284)	—	7,948	57,704

Multi-asset	$225,170	$15,817	$78	$26,683	$267,748

Multi-asset class AUM totaled $267.7 billion at year-end 2012, up 19%, or $42.6 billion, reflecting $15.8 billion in net new business and $26.7 billion in portfolio valuation gains. BlackRock’s multi-asset class team manages a variety of bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, currencies, bonds and commodities, and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

At December 31, 2012, institutional investors represented 66% of multi-asset class AUM, while retail and HNW accounted for the remaining AUM. Additionally, 58% of multi-asset class AUM is managed for clients based in the Americas with 37% and 5% managed for clients in EMEA and Asia-Pacific, respectively. Flows reflected ongoing institutional demand for our advice in an increasingly challenging investment environment with $15.0 billion, or 95%, of net inflows coming from institutional clients, with the remaining $0.8 billion, or 5%, generated by retail and HNW clients. Defined contribution plans of institutional clients remained a significant driver of flows. This client group added $13.1 billion of net new business in 2012. During the year, Americas net inflows of $18.5 billion were partially offset by net outflows of $2.6 billion collectively from EMEA and Asia-Pacific clients.

The Company’s multi-asset strategies include the following:

•

Asset allocation and balanced products represented 52%, or $140.2 billion, of multi-asset class AUM at year-end, up $14.1 billion, with growth in AUM driven by net new business of $1.6 billion and $12.4 billion in market and foreign exchange gains. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions.

•	Target date and target risk products ended the year at $69.9 billion, up $20.8 billion, or 42%, since December 31, 2011. Growth in AUM was driven by net new business of $14.5 billion, a year-over-year organic growth rate of 30%. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans accounting for over 80% of AUM. The remaining 10% of target date and target risk AUM consisted of retail client investments. Flows were driven by defined contribution investments in our LifePath and LifePath Retirement Income® offerings, which are qualified investment options under the Pension Protection Act of 2006. These products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

•

Fiduciary management services accounted for 22%, or $57.7 billion, of multi-asset AUM at December 31, 2012 and increased $7.7 billion during the year due to market and foreign exchange gains. These are complex mandates in which pension plan sponsors retain BlackRock to assume responsibility for some or all aspects of plan management. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

Alternatives

Component Changes in Alternatives AUM

(Dollar amounts in millions)	12/31/2011	Net New Business	Net Acquired	Market /FX App (Dep)	12/31/2012
Core	$63,647	$(3,922)	$6,166	$2,476	$68,367
Currency and commodities	41,301	(1,547)	860	814	41,428

Alternatives	$104,948	$(5,469)	$7,026	$3,290	$109,795

Alternatives AUM totaled $109.8 billion at year-end 2012, up $4.8 billion, or 5%, reflecting $3.3 billion in portfolio valuation gains and $7.0 billion in new assets related to the acquisitions of SRPEP, which deepened our alternatives footprint in the European and Asian markets, and Claymore. Core alternative outflows of $3.9 billion were driven almost exclusively by return of capital to clients. Currency net outflows of $5.0 billion were partially offset by net inflows of $3.5 billion into iShares commodity funds.

We continued to make significant investments in our alternatives platform as demonstrated by our acquisition of SRPEP, successful closes on the renewable power initiative and our build out of an alternatives retail platform, which now stands at nearly $10.0 billion in AUM.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies to best meet their investment objectives, they will further increase their use of alternative investments to complement core holdings.

Institutional investors represented 69%, or $75.8 billion, of alternatives AUM with retail and HNW investors comprising an additional 9%, or $9.7 billion, at year-end 2012. iShares commodity products accounted for the remaining $24.3 billion, or 22%, of AUM at year-end. Alternative clients are geographically diversified with 56%, 26%, and 18% of clients located in the Americas, EMEA and Asia-Pacific, respectively.

The BlackRock Alternative Investors (“BAI”) group coordinates our alternative investment efforts, including product management, business development and client service. Our alternatives products fall into two main categories – core, which includes hedge funds, funds of funds (hedge funds and private equity) and real estate offerings, and currency and commodities. The products offered under the BAI umbrella are described below.

Core.

•

Hedge Funds ended the year with $26.6 billion in AUM, down $1.4 billion as net inflows into single-strategy hedge funds of $1.0 billion were more than offset by return of capital on opportunistic funds. Market valuation gains contributed $1.1 billion to AUM growth. Hedge fund AUM includes a variety of single-strategy, multi-strategy, and global macro, as well as portable alpha, distressed and opportunistic offerings. Products include both open-end hedge funds and similar products, and closed-end funds created to take advantage of specific opportunities over a defined, often longer-term investment horizon.

•

Funds of Funds AUM increased $6.3 billion, or 28%, to $29.1 billion at December 31, 2012, including $17.1 billion in funds of hedge funds and hybrid vehicles and $12.0 billion in private equity funds of funds. Growth largely reflected $6.2 billion of assets from SRPEP as we expanded our fund of funds product offerings and further engage in European and Asian markets.

•

Real Estate and Hard Assets AUM totaled $12.7 billion, down $0.1 billion, or 1%, reflecting $0.6 billion in client net redemptions and distributions and $0.5 billion in portfolio valuation gains. Offerings include high yield debt and core, value-added and opportunistic equity portfolios and renewable power funds. We continued to expand our real estate platform and product offerings with the launch of our first U.S. real estate investment trust (“REIT”) mutual fund and addition of an infrastructure debt team to further increase and diversify our offerings within global infrastructure investing.

Currency and Commodities. AUM in currency and commodities strategies totaled $41.4 billion at year-end 2012, flat from year-end 2011, reflecting net outflows of $1.5 billion, primarily from active currency and currency overlays, and $0.8 billion of market and foreign exchange gains. Claymore also contributed $0.9 billion of AUM. Currency and commodities products include a range of active and passive products. Our iShares commodities products represented $24.3 billion of AUM, including $0.7 billion acquired from Claymore, and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $263.7 billion at December 31, 2012, up $9.1 billion, or 4%, from year-end 2011. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios may be denominated in U.S. dollar, Euro or British pound.

At year-end 2012, 84% of cash AUM was managed for institutions and 16% for retail and HNW investors. The investor base was also predominantly in the Americas, with 69% of AUM managed for investors in the Americas and 31% for clients in other regions, mostly EMEA-based. We generated net inflows of $5.0 billion during 2012, reflecting continued uncertainty around future regulatory changes and a challenging investing environment. To meet investor needs, we sought to provide new solutions and choices for our clients by launching short duration products in the United States, which both immediately address the challenge of a continuing low interest rate environment and will also be important investment options should regulatory changes occur. In the EMEA business, and in particular for our Euro product set, we have taken action to ensure that we can provide effective cash management solutions in the face of a potentially negative yield environment by taking steps to launch new products and re-engineer our existing product set.

iShares

Our industry-leading U.S. and international iShares ETP suite is discussed below.

Component Changes in AUM – iShares

(Dollar amounts in millions)	12/31/2011	Net New Business	Net Acquired	Market /FX App (Dep)	12/31/2012
Equity	$419,651	$52,973	$3,517	$58,507	$534,648
Fixed income	153,802	28,785	3,026	7,239	192,852
Multi-asset class	562	178	78	51	869
Alternatives	19,341	3,232	701	1,064	24,338

Long-term	$593,356	$85,168	$7,322	$66,861	$752,707

The ETP industry experienced a banner year as annual inflow records from 2008 were broken in the United States, the Asia-Pacific region and on a global basis, propelled by exceptional growth in fixed income and emerging markets equity products1. The industry saw $260 billion1 of net new business, representing 17% in organic growth during 2012, with year-end AUM totaling $1.902 trillion1.

The global growth of the ETP market reflects both continued adoption and new product introduction with investor product preferences driven to varying degrees by performance (as measured by tracking error, which is the difference between net returns on the ETP and the corresponding targeted index), liquidity (bid-ask spread), tax-efficiency, transparency and client service. Fixed income and emerging markets were drivers of industry growth. Fixed income ETPs globally gathered a record $70 billion of net inflows, $54 billion of which was U.S.-listed, led by investment grade and high yield demand as investors shunned the record low yields of government securities in favor of higher yielding products. Both developed and emerging markets equity ETPs saw strong inflows in 2012 as central banks around the world continued to pump liquidity into the global economy via asset purchase programs and accommodative monetary policy to help spur economic growth. U.S. equity ETPs globally had inflows of $116 billion, $82 billion of which was into U.S.-listed funds, and emerging markets equity ETPs globally had $55 billion of net inflows, $30 billion of which was into U.S.-listed funds.1

iShares is the leading ETP provider in the world, with $752.7 billion of AUM at December 31, 2012, which increased $159.4 billion, or 27%, since year-end 2011. iShares was the top asset gatherer globally in 20121 with $85.2 billion of net inflows for an organic growth rate of 14%, with additional AUM growth of $66.9 billion due to market valuation improvements. During 2012, iShares introduced 85 new ETPs, acquired Claymore’s 35 ETPs in Canada and continued our dual commitment to innovation and responsible product structuring. Our broad product range offers investors a precise, transparent and low-cost way to tap market returns and gain access to a full range of asset classes and global markets that have been difficult or expensive for many investors to access until now, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

At year-end, iShares AUM included $534.7 billion, or 71%, in equity offerings, $192.9 billion, or 26%, in fixed income ETPs and $25.2 billion, or 3%, in multi-asset class and alternative investments. iShares equity AUM increased $115.0 billion, or 27%, from year-end 2011, with $53.0 billion in net inflows and $58.5 billion of market and

[1]	BlackRock; Bloomberg

foreign exchange valuation gains. iShares fixed income AUM rose $39.1 billion, or 25%, over the previous year, with 74% of the increase being driven by $28.8 billion of net inflows. iShares multi-asset class and alternatives AUM grew by $5.3 billion, or 27%, with $3.4 billion of net inflows, predominantly into gold commodity products resulting from a macro environment dominated by accommodative monetary policies and resulting currency debasement with an additional $1.1 billion of market and foreign exchange valuation gains.

iShares offers the most diverse product set in the industry with 621 ETPs at year-end 2012 and serves the broadest client base, covering 27 countries on five continents including North America, South America, Europe, Asia and Australia. iShares was the ETP leader in asset gathering in 2012 with four of the top ten products and the highest number of leading products as measured by total assets, with five of the top ten1. Notwithstanding an increase in the number of ETP products offered in the industry, iShares continued to maintain the largest share of global AUM with 39% at December 31, 20121.

•

U.S. iShares AUM ended at $552.3 billion with $61.0 billion of net inflows driven by strong demand for our yield-oriented and equity dividend products with our flagship emerging markets fund also attracting strong flows in 2012. In the United States, we re-gained the top position for 2012 ETP flows with more than 30% market share, and at year-end 2012, iShares was the largest ETP provider in the United States with 41% share of AUM[1]. During the fourth quarter of 2012, we debuted the core series in the United States, designed to provide the essential building blocks for buy-and-hold investors to use in constructing the core of their portfolio. The core series demonstrated solid early results with four new and six rebranded products covering U.S. and international equities and U.S. fixed income.

•

International iShares AUM ended at $200.4 billion with robust net new business of $24.2 billion for the year, led by emerging markets equity and corporate fixed income products. In Europe, we captured 80% and 71% of 2012 fixed income and equity net inflows, respectively. At year-end 2012, iShares was the largest European provider with 38% of AUM and 55% of total 2012 industry inflows in the European market[1].

In addition, we were the largest ETP manager in Latin America with over 85% of AUM at December 31, 20121. We continue to look for opportunities to further diversify product offerings in key strategic focus areas including attractive, high-growth markets both organically and through acquisitions as demonstrated by our acquisition of Claymore and our 2013 agreement with Credit Suisse to acquire their ETF business, the closing of which is subject to customary closing conditions.

In general, we expect to maintain relatively stable pricing, so long as it is supported by performance and the iShares value proposition, although we continually seek to achieve efficiencies and pass them on to our clients.

Clients

We serve a diverse mix of institutional and retail investors worldwide. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors; and retail and HNW investors. We also serve both institutional and retail and HNW investors who acquire iShares on exchanges worldwide. iShares is presented under “Products” above, with investments in iShares by institutions and retail and HNW clients excluded from figures and discussions in their respective sections below.

AUM by Style & Client Type

December 31, 2012

(Dollar amounts in millions)	Institutional	Retail/HNW	iShares	Total
Active	$884,695	$396,599	—	$1,281,294
Non-ETP index	1,441,480	6,885	—	1,448,365
iShares	—	—	752,707	752,707

Long-term	2,326,175	403,484	752,707	3,482,366
Cash management	221,447	42,296	—	263,743
Advisory	45,466	13	—	45,479

Total	$2,593,088	$445,793	$752,707	$3,791,588

In 2012, we completed an internal reorganization of the firm, structuring ourselves to ensure that strong investment performance is our highest priority, and better align with our clients’ needs to capitalize on broader industry trends. Specifically, we organized the client side of our business into two groups: one comprising Retail and iShares and another comprising Institutional and BlackRock Solutions. The separation of the client functions into these two teams allows us to better focus on the unique needs of these client groups by bringing the full capabilities of the firm to bear in an organized, cohesive approach. Additionally, we split our investments functions into five distinct strategies: Alpha, Beta, Multi-Asset, Alternatives and Trading/Liquidity. This new organizational structure allows us to enhance our focus on performance and client engagement.

Institutional Investors (excluding Investments in iShares)

Institutional Long-Term AUM by Asset Class, Style & Client Region

December 31, 2012

(Dollar amounts in millions)	Americas	EMEA	Asia-Pacific	Total
Active:
Equity	$51,242	$54,499	$23,283	$129,024
Fixed income	336,998	126,530	54,575	518,103
Multi-asset class	77,105	83,797	5,805	166,707
Alternatives	32,362	20,507	17,992	70,861
Index:
Equity	580,605	318,862	117,613	1,017,080
Fixed income	132,150	235,875	41,918	409,943
Multi-asset class	950	4,434	4,161	9,545
Alternatives	1,464	3,325	123	4,912

Long-term institutional	$1,212,876	$847,829	$265,470	$2,326,175

Long-term assets managed for institutional investors totaled $2.326 trillion, or 61%, of total AUM at year-end 2012. During the year, net outflows in long-term products totaled $99.2 billion, which includes two large low-fee non-ETP index fixed income outflows from two institutional clients totaling $110.2 billion. Excluding these outflows, long-term net new business from institutional clients totaled $11.0 billion with investment performance, market appreciation and foreign exchange valuation gains contributing $237.9 billion to AUM growth.

BlackRock’s institutional AUM is well diversified by both product and region, with 49% of long-term AUM in equities, 40% in fixed income, 8% in multi-asset class and 3% in alternatives. We serve institutional investors on six continents, with 52% of long-term AUM managed on behalf of investors in the Americas, 37% in EMEA and 11% in Asia-Pacific. Institutional AUM is further diversified by investment style and by sub-categories: pensions, endowments and foundations, official institutions, and financial institutions, as described below.

The mix by investment style was 38% active and 62% passive (excluding institutional investors in iShares). As noted earlier, non-ETP index accounts tend to be larger institutional mandates managed for relatively low fee rates and subject to higher turnover.

A discussion of the Company’s Institutional AUM is presented below:

Institutional active AUM ended the quarter at $884.7 billion, up $53.4 billion, or 6%, since year-end 2011, earning base fees of $1.8 billion. Institutional active represented 25% of long-term firm AUM and 23% of long-term base fees. Growth in AUM included market and investment performance gains of $71.3 billion and continued strength in multi-asset class products with net inflows of $12.3 billion largely into defined contribution plans, target date and asset allocation offerings. Multi-asset net inflows were offset by equity net outflows of $14.1 billion, which were split between active fundamental and scientific active equity, and fixed income net outflows of $15.1 billion, reflecting outflows from U.S. core and local currency mandates. Core alternatives net outflows were $0.3 billion, excluding $3.9 billion of return of capital.

Institutional non-ETP index AUM totaled $1.441 trillion at December 31, 2012, reflecting net outflows of $75.1 billion, which included two large low-fee fixed income outflows from two clients of $36.0 billion and $74.2 billion. Excluding these outflows, net new business was $35.0 billion, with market and foreign exchange valuation gains contributing $166.6 billion to AUM growth. The shift to passive strategies has proven to be a significant and long-term trend in the industry. Flows were led by equities with net inflows of $20.5 billion with flows primarily into global mandates as clients increasingly looked to use passive vehicles for macro exposure as they modestly re-risked. In 2012, institutional non-ETP index equity AUM crossed the $1 trillion threshold. Excluding the two previously mentioned outflows, fixed income garnered net inflows of $13.6 billion, led by flows into U.S. sector specialty and global bond mandates. While institutional non-ETP index represented 41% of long-term firm AUM, it accounted for 11% of long-term base fees.

The Company’s institutional clients consist of the following:

•

Pensions, Endowments and Foundations. BlackRock is among the largest managers of pension plan assets in the world with $1.542 trillion, or 66%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2012. Retirement is a key theme as longevity, aging populations and changing demographics worldwide are driving investment decisions. The market landscape is shifting from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $28.4 billion of long-term net inflows for the year, or 9% organic growth. Defined contribution net inflows were led by $13.1 billion into multi-asset class products, with our LifePath target date suite serving as a key component of our retirement solutions. We ended 2012 with $404.9 billion in defined contribution AUM and remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $58.1 billion was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. We also managed $171.2 billion, or 7%, of long-term institutional AUM, for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2012. This specialty client group flourished with long-term net new business of $24.5 billion for the year. These clients often require specialized investment policy advice, the use of customized benchmarks and training support.

•

Financial Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $226.6 billion, or 10%, of institutional long-term AUM at year-end 2012. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $328.2 billion, or 14%, of long-term institutional AUM at year-end.

Retail and HNW Investors (Excluding Investments in iShares)

Retail / HNW Long-Term AUM by Asset Class & Client Region

December 31, 2012

(Dollar amounts in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$94,805	$53,140	$16,803	$164,748
Fixed income	121,640	11,444	5,341	138,425
Multi-asset class	76,714	9,538	4,374	90,626
Alternatives	4,865	3,577	1,243	9,685

Long-term retail/HNW	$298,024	$77,699	$27,761	$403,484

BlackRock serves retail and HNW investors globally through separate accounts, open-end and closed-end funds, unit trusts and private investment funds. At December 31, 2012, long-term assets managed for retail and HNW investors totaled $403.5 billion, up 11%, or $40.1 billion, versus year-end 2011. During the year, net inflows of $11.6 billion in long-term products were augmented by market valuation improvements of $28.3 billion.

Retail and HNW investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $322.4 billion, or 80%, of retail and HNW long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. The product mix is well diversified, with 41% of long-term AUM in equities, 34% in fixed income, 23% in multi-asset class and 2% in alternatives. The vast majority (98%) of long-term AUM is invested in active products, although this is partially inflated by the fact that iShares is shown separately, since we do not identify all of the underlying investors.

The client base is also diversified geographically, with 74% of long-term AUM managed for investors based in the Americas, 19% in EMEA and 7% in Asia-Pacific at year-end 2012.

•

U.S. retail and HNW long-term inflows of $9.8 billion were driven by strong demand for U.S. sector-specialty and municipal fixed income mutual fund offerings and income-oriented equity. In 2012, we broadened the distribution of alternatives funds to bring higher alpha, institutional quality hedge fund products to retail investors as three mutual funds launched at the end of 2011 gained traction and acceptance, raising close to $0.8 billion of assets. U.S. retail alternatives AUM crossed the $5.0 billion threshold in 2012. The year also included the launch of the BlackRock Municipal Target Term Trust (“BTT”) with $2.1 billion of assets raised, making it the largest municipal fund ever launched and the largest overall industry offering since 2007. We are the leading U.S. manager by AUM of separately managed accounts, the second largest closed-end fund manager and a top-ten manager of long-term open-end mutual funds[2].

•

International retail net inflows of $1.8 billion in 2012 were driven by fixed income net inflows of $5.2 billion. Investor demand remained distinctly risk-off in 2012, largely driven by macro political and economic instability and continued trends toward de-risking. Equity net outflows of $2.9 billion were predominantly from sector-specific and regional and country-specific equity strategies due to uncertainty in European markets. Our international retail and HNW offerings include our Luxembourg cross-border fund families, BlackRock Global Funds (“BGF”), BlackRock Strategic Funds with $83.1 billion and $2.4 billion of AUM at year-end 2012, respectively, and a range of retail funds in the United Kingdom. BGF contained 67 funds registered in 35 jurisdictions at year-end 2012. Over 60% of the funds were rated by S&P. In 2012, we were ranked as the third largest cross border fund provider[3]. In the United Kingdom, we ranked among the five largest fund managers[3], and are known for our innovative product offerings, especially within natural resources, European equity, Asian equity and equity income.

Global Clientele

Our footprint in each of these regions reflects strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

[2]	Simfund, Cerulli
[3]	Lipper FERI

Americas. At year-end 2012, assets managed on behalf of clients domiciled in the Americas totaled $2.326 trillion, or 61%, of total AUM, up $203.0 billion, or 10%, since year-end 2011. Net new business in long-term products of $69.8 billion and in cash management of $1.9 billion was offset by planned advisory distributions of $72.4 billion, primarily due to the successful completion of asset dispositions related to the Maiden Lane vehicles. Market valuation gains contributed an additional $195.7 billion to AUM growth. During the year, we served clients through offices in 30 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA. AUM for clients based in EMEA ended the year at $1.158 trillion, or 31%, of total AUM, an increase of $131.3 billion from year-end 2011. During the year, clients awarded net new business of $9.0 billion, including inflows from investors in 22 countries across the region. In the first quarter 2012, flows were impacted by one $36.0 billion low-fee institutional index fixed income redemption from a single client relating to the client’s decision to insource. Excluding this redemption, EMEA net new business was $45.0 billion, led by equity net inflows of $32.7 billion as clients slowly began to re-risk in the face of improving confidence in European markets. Our offerings include fund families in the United Kingdom, Luxembourg and Dublin and iShares listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan and Korea, and joint ventures in China and India. At December 31, 2012, we managed $306.8 billion of AUM for clients in the region, a decrease of 15%, or $55.4 billion, from year-end 2011. Net outflows of $80.3 billion included one large low-fee institutional index fixed income redemption. Market and investment performance were favorable with $24.9 billion of gains.

Investment Performance

Investment performance across active and passive products as of December 31, 2012 was as follows:

	One-year period	Three-year period	Five-year period
Fixed Income:
Actively managed products above benchmark or peer median
Taxable	83%	78%	64%
Tax-exempt	67%	64%	77%
Passively managed products within or above tolerance	95%	97%	90%

Equity:
Actively managed products above benchmark or peer median
Fundamental	30%	38%	46%
Scientific	85%	89%	88%
Passively managed products within or above tolerance	96%	97%	96%

Multi-Asset*:
Actively managed products above benchmark or peer median	38%	27%	81%

*	Includes funds managed for unlevered, absolute return.

Product Performance Notes. Past performance is not indicative of future results. The performance information shown is based on preliminarily available data. The performance information for actively managed accounts reflects U.S. open-end and closed-end mutual funds and similar EMEA-based products with respect to peer median comparisons, and actively managed institutional and HNW separate accounts and funds located globally with respect to benchmark comparisons, as determined using objectively based internal parameters, using the most current verified information available as of December 31, 2012.

Accounts terminated prior to December 31, 2012 are not included. In addition, accounts that have not been verified as of January 29, 2013 have not been included. If such terminated and other accounts had been included, the performance information may have differed substantially from that shown. The performance information does not include funds or accounts that are not measured against a benchmark, any benchmark-based alternatives product, private equity products, CDOs, or liquidation accounts managed by BlackRock’s FMA group. Comparisons are based on gross-of-fee performance for U.S. retail, institutional and HNW separate accounts and EMEA institutional separate accounts and net-of-fee performance for EMEA based retail products. The performance tracking information for institutional non-ETP index accounts is based on gross-of-fee performance as of December 31, 2012, and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund as of December 31, 2012. The information reported may differ slightly from that reported previously due to the increased number of accounts that have been verified since the last performance disclosure. BlackRock considers these differences to be not material.

The source of performance information and peer medians is BlackRock and is based in part on data from Lipper Inc. for U.S. funds and Morningstar, Inc. for non-U.S. funds. Fund performance reflects the reinvestment of dividends and distributions, but does not reflect sales charges.

BlackRock Solutions

BlackRock Solutions offers investment management technology systems, risk management services and advisory services on a fee basis. At December 31, 2012, approximately $13.7 trillion of positions were processed on our Aladdin proprietary technology platform, which serves as the investment system for both BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting capabilities via the Green Package® and risk management advisory services; interactive fixed income analytics through our web-based calculator, AnSer®; middle and back office outsourcing services; and investment accounting. BRS’ Financial Markets Advisory (“FMA”) group provides services such as valuation and risk assessment of illiquid assets, portfolio restructuring, workouts and dispositions of distressed assets and financial and balance sheet strategies, for a wide range of global clients.

In the face of increasing regulatory scrutiny, clients have increased their focus on risk management and demand for BRS services continues to be robust. During 2012, BRS added 43 net new assignments and ended the year with record revenues of $518 million. At year-end, BRS served 169 clients, including banks, insurance companies, official institutions, pension funds, asset managers and other institutional investors across North America, Europe, Asia and Australia.

Our Aladdin business posted strong annual growth of 16%. In 2012, we added $3.5 trillion in new assets to the Aladdin platform with the addition of 16 clients and expansion of 10 existing client mandates. We now have 51 Aladdin clients and $14 trillion of assets on the platform with the average size of the Aladdin client growing substantially in the last year. Aladdin assignments are long-term contracts that provide significant levels of recurring revenue.

In FMA, the nature of assignments is shifting to longer-term advisory and risk monitoring engagements. Advisory AUM decreased 62% to $45.5 billion, driven by $74.5 billion of planned client distributions reflecting our continued success in disposing of assets for clients at, or above, targeted levels.

Securities Lending

Securities lending, which is offered as a potential source of incremental returns on long-term portfolios, is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. The cash management team invests the cash we receive as collateral for securities on loan in other portfolios. Fees for securities lending can be structured as a share of earnings and/or as a management fee based on a percentage of the value of the cash collateral. The value of the securities on loan and the revenue earned is captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $134 billion, up from $122 billion at year-end 2011. Spreads were approximately flat compared to 2011, as lending premiums increased and offset declining cash reinvestment spreads. The proportion of securities commanding premium lending fees grew slowly through the year, and started 2012 above the 2011 average.

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

Geographic Information

At December 31, 2012, BlackRock had clients in over 100 countries across the globe, including the United States, the United Kingdom and Japan.

The following table illustrates the Company’s total revenue for 2012, 2011 and 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)
Revenue	2012	2011	2010
Americas	$6,429	$6,064	$5,824
Europe	2,460	2,517	2,300
Asia-Pacific	448	500	488

Total revenue	$9,337	$9,081	$8,612

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2012, 2011 and 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions)
Long-lived Assets	2012	2011	2010
Americas	$13,238	$13,133	$13,092
Europe	166	123	42
Asia-Pacific	63	73	99

Total long-lived assets	$13,467	$13,329	$13,233

Americas primarily comprises the United States, Canada, Brazil and Mexico, while Europe primarily comprises the United Kingdom. Asia-Pacific primarily comprises Japan, Australia and Hong Kong.

Employees

At December 31, 2012, BlackRock had a total of approximately 10,500 employees, including approximately 4,800 located in offices outside the United States. Consistent with our commitment to continually expand and enhance our talent base to support our clients, we added approximately 400 employees during the year, including in strategic focus areas such as business operations, Aladdin applications development, iShares, alternatives, institutional sales and Asia.

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

Regulatory Reform

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be fully implemented. The continued adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock and other financial services firms. The DFA may significantly change BlackRock’s operating environment and the financial markets in general in unpredictable ways. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon BlackRock’s business, financial condition, and results of operations. Among the potential impacts, provisions of the DFA referred to as the Volcker Rule could, to the extent the final Volcker Rule is determined to apply to BlackRock’s activities, affect the extent to which BlackRock invests in and transacts with certain of its investment funds, including private equity funds, hedge funds and fund of funds platforms. The impact of the Volcker Rule on liquidity and pricing in the broader financial markets is unknown at this time. For a further discussion of the Volcker Rule, see “Item 1A – Risk Factors – Legal and Regulatory Risks.” In addition, BlackRock could be designated a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). If BlackRock were designated a SIFI, it could be subject to enhanced prudential, supervisory and other requirements, such as risk-based capital requirements; leverage limits; liquidity requirements; resolution plan and credit exposure report requirements; concentration limits; a contingent capital requirement; enhanced public disclosures; short-term debt limits; and overall risk management requirements. Further, new regulations under the DFA, relating to regulation of swaps and derivatives, will impact the manner by which BlackRock and BlackRock-advised funds and accounts use and trade swaps and other derivatives, and may significantly increase the costs of derivatives trading. Similarly, BlackRock’s management of funds and accounts that use and trade swaps and derivatives could be adversely impacted by recently adopted changes to the Commodity Futures Trading Commission’s (the “CFTC”) regulations. These rule changes include those concerning, among other things, the registration and regulation of commodity pool operators and commodity trading advisors (and the accompanying registration and regulation of such entities by the National Futures Association (the “NFA”)), the registration status of dealer counterparties and other counterparties who are major participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. Jurisdictions outside the United States in which BlackRock operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on BlackRock and the broader markets.

The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities; require BlackRock to change certain business practices; divert management’s time and attention from BlackRock’s business activities to compliance activities; and expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. For example, in addition to regulatory changes mandated by the DFA, the Securities and Exchange Commission (the “SEC”) continues to review the role of and risks related to, money market funds and has indicated that it may adopt additional regulations. Some of the proposed changes, if adopted, could significantly alter money market fund products and the entire money market fund industry. In 2012, the Office of the Comptroller of the Currency of the United States (the “OCC”) amended the regulations governing bank-maintained short-term investment funds (“STIFs”) to include new disclosure requirements regarding portfolio holdings and to more closely align portfolio limitations, such as maximum weighted average maturity and weighted average life, with those applicable to SEC registered money market funds. Similarly, the SEC continues to review the distribution fees paid to mutual fund distributors under Rule 12b-1 under the Investment Company Act of 1940 (the “Investment Company Act”), which are important to a number of the mutual funds BlackRock manages. Any changes to 12b-1 fees would alter the way BlackRock’s distribution partners distribute BlackRock products. Additionally, the SEC, the Internal Revenue Service (“IRS”) and the CFTC each continue to review the use of futures and derivatives by mutual funds, and such reviews could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions. In addition, BlackRock has begun reporting certain information about a number of its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. Still another example of changes in the regulatory landscape was the IRS’ implementation of Foreign Account Tax Compliance Act (“FATCA”). FATCA was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations were issued by the IRS on January 17, 2013, with the earliest effective dates beginning in January 1, 2014. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which BlackRock does business. Many of these IGAs have yet to be concluded. FATCA could cause the Company to incur significant administrative and compliance costs and subject clients to U.S. tax withholding.

An example of changes in the regulatory landscape in Europe is the European Union (“EU”) Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011 and is required to be implemented by EU member states by July 22, 2013. The AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD also regulates the marketing of all AIFs inside the European Economic Area (the “EEA”). In general, the AIFMD is expected to have a staged implementation between mid-2013 and 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and will place additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management.

Globally, regulators are examining the potential risks in ETFs and may impose additional regulations on ETFs, including requirements to promote increased transparency and to limit the ability of ETFs to utilize derivatives. The International Organization of Securities Commissions is also examining the appropriate level of regulatory oversight of financial benchmarks, whether standards should apply to methodologies for benchmark calculation, and transparency and governance issues in the benchmarking process. Any of these regulatory changes could also lead to business disruptions, could materially and adversely impact the value of assets in which BlackRock has invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or distinguish itself from competitors.

Additional legislation, changes in rules promulgated by regulators and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and regulations may directly affect the method of operation and profitability of BlackRock. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. See the “–Non-U.S. Regulation” section below for a further discussion of regulatory reforms being considered and/or adopted outside of the United States.

U.S. Regulation

BlackRock and certain of its U.S. subsidiaries are subject to regulation, primarily at the federal level, by the SEC, the Department of Labor (the “DOL”), the Federal Reserve, the OCC, the Financial Industry Regulatory Authority (“FINRA”), the NFA, the CFTC and other government agencies and regulatory bodies. Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by various agencies.

The Investment Advisers Act of 1940 (the “Advisers Act”), imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations, reporting obligations) and market regulation policies in the United States and globally. Depending on the scope of the rules to be adopted by the SEC, provisions added to the Exchange Act by the DFA may require certain BlackRock subsidiaries to register as municipal advisors in relation to their services for state and local governments, pension plans and other investment programs, such as college savings plans. In addition, BlackRock manages a variety of investment funds listed on U.S. and non-U.S. exchanges, which are subject to the rules of such exchanges. Violation of these laws and regulations could result in restrictions on the Company’s activities and damage its reputation.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, CDOs, real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

Certain BlackRock subsidiaries are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder by the DOL, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose excise taxes for violations of these prohibitions, mandate certain required periodic reporting and disclosures and require BlackRock to carry bonds ensuring against losses caused by fraud or dishonesty. ERISA also imposes additional compliance, reporting and operational requirements on BlackRock that otherwise are not applicable to non-benefit plan clients.

BlackRock has seven subsidiaries that are registered as commodity pool operators (“CPOs”) and/or commodity trading advisors with the CFTC and are members of the NFA. Additional BlackRock entities may need to register as a CPO or commodity trading advisor as a result of recently enacted regulatory changes by the CFTC. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the DFA, in which certain BlackRock clients may invest. Three of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”), BlackRock Capital Markets, LLC and BlackRock Execution Services, are registered with the SEC as broker-dealers and are member-firms of

FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”) and a member of the Municipal Securities Rulemaking Board (“MSRB”) subject to MSRB rules.

U.S. Banking Regulation

PNC is a bank holding company and regulated as a “financial holding company” by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). Based on PNC’s interests in and relationships with BlackRock, BlackRock is deemed to be a non-bank subsidiary of PNC and is therefore subject to the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to PNC, including the Volcker Rule. The supervision and regulation of PNC and its subsidiaries under applicable banking laws is intended primarily for the protection of its banking subsidiaries, its depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, and the financial system as a whole, rather than for the protection of stockholders, creditors or clients of PNC or BlackRock. PNC’s relationships and good standing with its regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

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

BlackRock generally may conduct only activities that are authorized for a “financial holding company” under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, only to the extent consistent with applicable law and regulatory interpretations. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. There are limits on the ability of bank subsidiaries of PNC to extend credit to or conduct other transactions with BlackRock or its funds. PNC and its subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses.

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

Any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of one of PNC’s bank subsidiaries to remain “well capitalized,” by any examination downgrade of one of PNC’s bank subsidiaries, or by any failure of one of PNC’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the DFA broadened the requirements for maintaining financial holding company status by also requiring the holding company to remain “well capitalized” and “well managed.”

Non-U.S. Regulation

BlackRock’s international operations are subject to the laws and regulations of non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies and, in certain cases, are affected by U.S. laws and regulations that have extra-territorial application. As BlackRock continues to expand its international presence, a number of its subsidiaries and international operations have become subject to regulatory frameworks comparable to those affecting its operations in the United States.

The Financial Services Authority (the “FSA”) currently regulates certain BlackRock subsidiaries in the United Kingdom. Authorization by the FSA is required to conduct any financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. The FSA’s rules made under that Act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls. The FSA also supervises the Company’s U.K.-regulated subsidiaries under a “close and continuous” regime – which include regular visits and meetings with senior management and control functions – to monitor the Company’s compliance with regulatory requirements. Breaches of the FSA’s rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries. In April 2013, the FSA is expected to be replaced by Prudential Regulation Authority and the Financial Conduct Authority. Pending formal implementation, the FSA has introduced a shadow internal structure in anticipation of the creation of the Prudential Regulation Authority and the Financial Conduct Authority, and the Bank of England has created an interim Financial Policy Committee.

In addition to the above, the Company’s U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the EEA, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

The United Kingdom has adopted the MiFID rules into national legislation and FSA regulations, as have those other European jurisdictions in which BlackRock has a presence (excluding Switzerland which is not part of the EU or EEA). A review of MiFID by the European Commission has led to the publication of a draft amendment Directive and a draft new Markets in Financial Instruments Regulation. The proposals, if implemented, are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. They may affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and may control the activities of algorithmic trading. The proposals may also result in changes to conduct of business requirements including selling practices, intermediary inducements and client categorization. The proposals also envisage giving the European Commission power to ban certain products and services. A further European Commission Regulation, the European Market Infrastructure Regulation (“EMIR”), was adopted in August 2012, and requires the central clearing of standardized OTC derivatives and the mandatory reporting of all derivative contracts. Some of the EMIR technical standards have recently been finalized and the remainder are expected to be finalized in 2013.

In addition, the FSA has finalized rules relating to its retail distribution review. These rules, which came into effect on December 31, 2012, have changed how retail clients pay for investment advice given in respect of all retail investment products, including open-end and closed-end funds, structured products and insurance-based savings products. The FSA is also considering further rules that would ban payments by product providers to distribution platforms for both advised and non-advised business.

In the aftermath of the financial crisis, the European Commission set out a detailed plan for EU financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations of which the MiFID review (mentioned above) was a part. These, together with the changes contemplated by the AIFMD (mentioned above), will have direct and indirect effects on BlackRock’s operations in the EEA.

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

The next iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS IV”), was required to be adopted in the national law of each EU member state by July 1, 2011. The United Kingdom has adopted UCITS IV requirements into national legislation and FSA regulation. Luxembourg and Ireland have also adopted UCITS IV into their national legislation. However, several other EU member states are still in various stages of the adoption process. UCITS IV introduced new requirements including a requirement on UCITS funds to provide a key investor information document. There are also European Commission consultations in process that are intended to improve retail investor protection, including UCITS V, which addresses, among other items, custodial liability, and UCITS VI, which includes proposals on depositaries, money market funds and product management.

Proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs though a separate EU legislative process.

Certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”), and a group of Member States also could adopt an FTT under an EU Enhanced Cooperation procedure that would apply only in those Member States. In general, any tax on securities and derivatives transactions would likely have a negative impact on the liquidity of the securities and derivatives markets, could diminish the attractiveness of certain types of products that we manage in those countries and could cause clients to shift assets away from such products. An FTT could significantly increase the operational costs of our entering into, on behalf of our clients, securities and derivatives transactions that would be subjected to an FTT, which would adversely impact our revenues.

For the insurance sector the Solvency II process will increase the amount of capital that insurers will have to set aside and will have an indirect effect on fund managers with insurance clients. The Solvency II process has been delayed from an original compliance date of January 1, 2014; no new timetable has been currently proposed.

In addition to the FSA, the activities of certain BlackRock subsidiaries, branches, and representative offices are overseen by financial services regulators in Germany, The Netherlands, Ireland, Luxembourg, Switzerland, Isle of Man, Jersey, France, Belgium, Italy, Poland, South Africa, Spain and Sweden. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements. Other BlackRock subsidiaries, branches, and representative offices are regulated in Japan, Australia, China, Hong Kong, Singapore, Taiwan, South Korea, India, Dubai, Cayman Islands, Brazil, Chile, Mexico and Canada.

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”) and the Australian Prudential Regulation Authority (“APRA”). ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. APRA is the prudential regulator of the Australian financial services industry and oversees banks, credit unions, building societies, general insurance and reinsurance companies, life insurance, friendly societies and most members of the superannuation (pension) industry. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the regulated subsidiaries licenses in Australia.

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

Available Information

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of-charge, on or through its website at http://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation

Committee, Nominating and Governance Committee and Risk Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 55 East 52nd Street, New York, New York 10055. Investors may read and copy any document BlackRock files at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

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

On behalf of certain clients, BlackRock lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. These indemnifications cover only the collateral shortfall described above, and do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which securities lending cash collateral is invested. The amount of securities on loan as of December 31, 2012 and subject to indemnification was $99.5 billion. BlackRock held, as agent, cash and securities totaling $104.8 billion as collateral for indemnified securities on loan at December 31, 2012. BlackRock expects indemnified balances to increase over time.

While the collateral pledged by a borrower is intended to be sufficient to offset the borrower’s obligations to return securities borrowed in the event of a borrower default, BlackRock can give no assurance that the collateral pledged by the borrower will be sufficient to fulfill such obligations. If the amount of pledged collateral is not sufficient to fulfill obligations to a client for whom BlackRock has provided indemnification, BlackRock would be responsible for the amount of the shortfall, which could result in additional costs to BlackRock that cannot be estimated with certainty at this time.

Changes in the value levels of the capital markets or other asset classes could lead to a decline in the value of investments that BlackRock owns.

At December 31, 2012, BlackRock’s net economic investment exposure of approximately $1.2 billion in its investments (see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk”) primarily resulted from co-investments and seed investments in its sponsored investment funds. A decline in the prices of equity or debt securities, or the value of real estate or other alternative investments within or outside the United States could lower the value of these investments and result in a decline of non-operating income and an increase in the volatility of BlackRock’s earnings.

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

Additionally, BlackRock manages its U.S. mutual funds, closed-end and exchanged-traded funds under management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each such fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund managed by the Company will approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

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

A portion of the Company’s revenues is derived from performance fees on investment and risk management advisory assignments. Performance fees represented $463 million, or 5%, of total revenue for the year ended December 31, 2012. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns and the timing of revenue recognition, causing earnings to be more volatile.

Additional acquisitions may decrease earnings and harm the Company’s competitive position.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included hiring smaller-sized investment teams, acquisitions of investment management businesses, such as the MLIM, Quellos and BGI transactions and other small and medium-sized strategic acquisitions. These strategies may not be effective, and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues additional acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices, and it may not be able to successfully integrate or realize the intended benefits from such acquisitions.

Risks Related to BlackRock’s Operations

Failure to maintain adequate infrastructure could impede BlackRock’s productivity and growth.

The Company’s infrastructure, including its technological capacity, data centers, and office space, is vital to the competitiveness of its business. The failure to maintain an adequate infrastructure commensurate with the size and scope of its business, including any expansion, could impede the Company’s productivity and growth, which could cause the Company’s earnings or stock price to decline. Additionally, the overall stability of the euro could pose operational risks to the Company or the funds and accounts that it manages as a result of the adverse impacts that such issues may have on the Company’s trading, clearing, or counterparty relationships.

Failure to maintain adequate business continuity plans could have a material adverse impact on BlackRock and its products.

A significant portion of BlackRock’s critical business operations is concentrated in a few geographic areas, including San Francisco, California, New York, New York and London, England. A major earthquake, hurricane, fire, terrorist or other catastrophic event could result in disruption to the business. The failure of the Company to maintain updated adequate business continuity plans, including secure backup facilities, systems and personnel could impede the Company’s ability to operate upon a disruption, which could cause the Company’s earnings or stock price to decline.

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

Risks Related to Relationships with Bank of America/Merrill Lynch, PNC and Other Institutional Investors

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

PNC has agreed to vote as a stockholder in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of PNC and Merrill Lynch.

As discussed in our proxy statement, PNC has agreed to vote all of its voting shares in accordance with the recommendation of BlackRock’s Board of Directors in accordance with the provisions of its stockholder agreement with BlackRock. As a consequence, if the shares held by PNC constitute a substantial portion of the outstanding voting shares, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will have a substantial number of shares voted in accordance with the determinations of the BlackRock Board of Directors. This arrangement has the effect of concentrating a significant block of voting control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board. At December 31, 2012, PNC owned approximately 20.8% of BlackRock’s voting common stock.

As discussed in our proxy statement, pursuant to our stockholder agreement with PNC, the following may not be done without prior approval of all of the independent directors, or at least two-thirds of the directors, then in office:

•	appointment of a new Chief Executive Officer of BlackRock;

•

any merger, issuance of shares or similar transaction in which beneficial ownership of a majority of the total voting power of BlackRock capital stock would be held by persons different than those currently holding such majority of the total voting power, or any sale of all or substantially all assets of BlackRock;

•

any acquisition of any person or business which has a consolidated net income after taxes for its preceding fiscal year that equals or exceeds 20% of BlackRock’s consolidated net income after taxes for its preceding fiscal year if such acquisition involves the current or potential issuance of BlackRock capital stock constituting more than 10% of the total voting power of BlackRock capital stock issued and outstanding immediately after completion of such acquisition;

•

any acquisition of any person or business constituting a line of business that is materially different from the lines of business BlackRock and its controlled affiliates are engaged in at that time if such acquisition involves consideration in excess of 10% of the total assets of BlackRock on a consolidated basis;

•

except for repurchases otherwise permitted under their respective stockholder agreements, any repurchase by BlackRock or any subsidiary of shares of BlackRock capital stock such that after giving effect to such repurchase BlackRock and its subsidiaries shall have repurchased more than 10% of the total voting power of BlackRock capital stock within the 12-month period ending on the date of such repurchase;

•	any amendment to BlackRock’s certificate of incorporation or bylaws;

•	any matter requiring stockholder approval pursuant to the rules of the NYSE; or

•	any amendment, modification or waiver of any restriction or prohibition on Merrill Lynch or its affiliates provided for under its stockholder agreements.

Additionally, BlackRock may not enter into any of the following transactions without the prior approval of PNC:

•	any sale of any subsidiary of BlackRock, the annualized revenues of which, together with the annualized revenues of any other subsidiaries disposed of within the same year, are more than 20% of the annualized revenues of BlackRock for the preceding fiscal year on a consolidated basis;

•	for so long as BlackRock is a subsidiary of PNC for purposes of the BHC Act, entering into any business or activity that is prohibited for any such subsidiary under the BHC Act;

•

any amendment of any provision of a stockholder agreement between BlackRock and any stockholder beneficially owning greater than 20% of BlackRock capital stock that would be viewed by a reasonable person as being adverse to PNC or materially more favorable to the rights of any stockholder beneficially owning greater than 20% of BlackRock capital stock than to PNC;

•

any amendment, modification, repeal or waiver of BlackRock’s certificate of incorporation or bylaws that would be viewed by a reasonable person as being adverse to the rights of PNC or more favorable to the rights of any stockholder beneficially owning greater than 20% of BlackRock capital stock, or any settlement or consent in a regulatory enforcement matter that would be reasonably likely to cause PNC or any of its affiliates to suffer regulatory disqualification, suspension of registration or license or other material adverse regulatory consequences; or

•	a voluntary bankruptcy or similar filing by BlackRock.

As discussed in our proxy statement, under BlackRock’s stockholder agreement with Merrill Lynch, which terminates on July 31, 2013, BlackRock may not enter into any of the following transactions without the prior approval of Merrill Lynch:

•

any amendment, modification or waiver of any provision of a stockholder agreement between BlackRock and PNC or any stockholder beneficially owning greater than 20% of BlackRock capital stock that would be viewed by a reasonable person as being adverse to Merrill Lynch or materially more favorable to the rights of PNC or other stockholder beneficially owning greater than 20% of BlackRock capital stock than to Merrill Lynch;

•

any amendment, modification, repeal or waiver of BlackRock’s certificate of incorporation or bylaws that would be viewed by a reasonable person as being adverse to the rights of Merrill Lynch or more favorable to the rights of PNC or other stockholder beneficially owning greater than 20% of BlackRock capital stock, or any settlement or consent in a regulatory enforcement matter that would be reasonably likely to cause Merrill Lynch or any of its affiliates to suffer regulatory disqualification, suspension of registration or license or other material adverse regulatory consequences;

•

any acquisition which would be reasonably likely to require Merrill Lynch to register with the Federal Reserve as a bank holding company or become subject to regulation under the BHC Act, the Change of Bank Control Act of 1978 or Section 10 of the Homeowners Loan Act of 1934; or

•	a voluntary bankruptcy or similar filing by BlackRock.

Currently, Merrill Lynch and its affiliates own a de minimis number of shares of our capital stock.

PNC and several other institutional stockholders own a large portion of BlackRock’s capital stock. Future sales of our common stock in the public market by the Company or its large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2012, PNC owned 21.9% of the Company’s capital stock and several other institutional holders own in excess of 5% of BlackRock shares. The Company has entered into a registration rights agreement with PNC. The registration rights agreement, which includes customary “piggyback” registration provisions, may continue to allow PNC to cause us to file one or more registration statements for the resale of its shares of capital stock and cooperate in certain underwritten offerings. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. See the discussion under “Item 1 – Business – Regulation.” Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm and related client terminations, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could have a material adverse effect on BlackRock’s reputation, business, results of operations or financial condition and cause the Company’s earnings or stock price to decline.

BlackRock may be adversely impacted by legal and regulatory changes in the United States and internationally.

As previously mentioned, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock. BlackRock is continuing to review the impact of the legislation and related rule-making will have on its business, financial condition and results of operations.

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

The DFA charges the Board of Governors of the Federal Reserve System (the “Federal Reserve”) with establishing enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Among the potential impacts of the DFA, if BlackRock were designated a systemically important financial institution (a “SIFI”), it could be subject to these enhanced prudential, supervisory and other requirements, which, individually or in the aggregate, could adversely impact BlackRock’s business and operations.

Provisions of the DFA referred to as the “Volcker Rule” place limitations on the ability of banks, and their subsidiaries and affiliates, to engage in proprietary trading and to invest in and transact with certain investment funds, including hedge funds, private equity funds and funds of those funds (collectively “covered funds”). It is expected that the Volcker Rule will apply to BlackRock by virtue of BlackRock’s relationship to PNC, and BlackRock could become subject to similar limitations if it is designated a SIFI. The Volcker Rule became effective on July 21, 2012; however, final implementing regulations have not yet been issued. Entities subject to the Volcker Rule will have until at least July 21, 2014 to come into compliance with the provisions of the Volcker Rule. To the extent the Volcker Rule applies to BlackRock, it would limit BlackRock’s ability to make and retain investments in covered funds, require BlackRock to remove its name from the name of its covered funds, and limit investments in covered funds by

BlackRock employees, among other restrictions. Depending on the final implementation of the Volcker Rule and the granting of extensions, BlackRock could be required to sell certain seed and co-investments that it holds, including at a discount, depending on market conditions. The scope of the definition of “covered funds” is not yet known, and therefore these restrictions could apply to funds other than those commonly referred to as hedge funds and private equity funds. These limitations and restrictions could disadvantage BlackRock against those competitors that are not subject to the Volcker Rule in the ability to attract clients into BlackRock covered funds and to retain employees.

Regulatory authorities, including the Securities and Exchange Commission (the “SEC”), the FSOC and the International Organization of Securities Commissions, continue to focus on the need for additional regulations for money market mutual funds. In November 2012, the FSOC issued proposed recommendations for money market mutual fund reform for public comment, which closed on February 15, 2013. The FSOC recommendations included floating the net asset value of funds, requiring net asset value buffers and requiring that a portion of redemptions be held back by stable net asset value funds for a period of time, the retention of capital and liquidity gates and/or redemption fees. If adopted by the SEC, these proposals could significantly affect money market fund products and the entire money market fund industry. In light of the uncertainty regarding what changes may ultimately be adopted in a final SEC rule, we cannot predict what investor appetite will be for money market mutual fund products following the adoption of any such reforms or the impact of such reforms on BlackRock.

In 2012, the Office of the Comptroller of the Currency of the United States (the “OCC”) amended the regulations governing bank-maintained short-term investment funds (“STIFs”) to include new disclosure requirements regarding portfolio holdings and to more closely align portfolio limitations, such as maximum weighted average maturity and weighted average life, with those applicable to SEC registered money market funds. As a result of the new OCC rules, BlackRock chose to sell certain securities held within certain STIFs during the fourth quarter of 2012 and to make a one-time contribution to the STIFs to maintain the value of the funds while ensuring compliance with the OCC rules. As a result of the security sales, these STIFs are currently in compliance with the new OCC rules. The ultimate result of these rule changes is uncertain.

Further, regulations under the DFA relating to regulation of swaps and derivatives could impact the manner by which BlackRock-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading conducted by

BlackRock on behalf of its clients. BlackRock will also need to build new compliance mechanisms to monitor compliance with SEC and Commodity Futures Trading Commission (“CFTC”) rules concerning, among other things, the registration and regulation of commodity pool operators and commodity trading advisors (and the accompanying registration and regulation of such entities by the National Futures Association), the registration status of dealer counterparties and other counterparties who are major swap participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. BlackRock, on behalf of its clients, is also preparing for mandated central clearing of swaps and mandated trading venue requirements.

In addition, BlackRock has begun reporting certain information about a number of its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting.

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

In addition, in the aftermath of the financial crisis, the European Commission set out a detailed plan for EU financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations of which the review of the Markets in Financial Instruments Directive (“MiFID”) was a part. These, together with the changes contemplated by the Alternative Investment Fund Managers Directive (“AIFMD”), will have direct and indirect effects on BlackRock’s operations in the European Economic Area, including increased compliance, disclosure and other obligations, which could impact BlackRock’s ability to expand in these markets.

The foregoing regulatory changes, and other reforms globally, could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain business activities or distinguish itself from competitors. See “Item 1 – Business – Regulation” above for additional information regarding certain laws and regulations that affect BlackRock’s business.

Failure to comply with the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Company Act of 1940 (the “Investment Company Act”) and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

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

Certain BlackRock subsidiaries are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of the relevant subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company’s earnings or cause its stock price to decline.

BlackRock is subject to banking regulations that may limit its business activities.

Because the total equity ownership interest of PNC in BlackRock exceeds certain thresholds, BlackRock is deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956. As a non-bank subsidiary of PNC, BlackRock is subject to banking regulation, including the supervision and regulation of the Federal Reserve.

Such banking regulation limits the activities and the types of businesses that BlackRock may conduct. The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice, and to impose substantial fines and other penalties for violations. Any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. In addition, BlackRock’s trust bank subsidiary is subject to regulation by the OCC, and is subject to capital requirements established by the OCC. The OCC has broad enforcement authority over BlackRock’s trust bank subsidiary. Also, provisions of the DFA referred to as the Volcker Rule could, to the extent the final Volcker Rule is determined to apply to BlackRock’s activities, affect the method by which BlackRock invests in and operates its investment funds, including private equity funds, hedge funds and fund of funds platforms. Being subject to banking regulation, including potentially the Volcker Rule, may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

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

In addition, these subsidiaries, and other European subsidiaries, branches or representative offices, must comply with the pan-European regime established by MiFID, which regulates the provision of investment services and activities throughout the EEA, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. As discussed under “Item 1 - Business - Regulation,” in the aftermath of the financial crisis the European Commission set out a detailed plan to complete the EU’s financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations. The AIFMD, which became effective on July 21, 2011, is required to be implemented by EU member states by July 22, 2013. Compliance with the AIFMD’s requirements may restrict alternative investment funds marketing and place additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management. UCITS IV was required to be adopted in the national law of each EU member state by July 1, 2011. UCITS IV was adopted into national law by the United Kingdom prior to the deadline but several other EU member states are still in various stages of the adoption process. There are also European Commission consultations in process that are intended to improve retail investor protection including UCITS V, which addresses, among other items, custodial liability. Recent proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs through a separate EU legislative process. In the United Kingdom, the Bribery Act 2010 came into force in July 2011 and has required the implementation of additional procedures on the Company’s U.K.-regulated subsidiaries. In addition, a retail distribution review initiated by the FSA is expected to change how investment advice is paid for in the United Kingdom for all investment products. Final retail distribution rules were published in 2011, with implementation at the end of 2012. In a similar area, a further European Commission Regulation, the European Market Infrastructure Regulation (“EMIR”), was adopted in August 2012, and requires the central clearing of standardized OTC derivatives and the mandatory reporting of all derivative contracts. Some of the EMIR technical standards have recently been finalized and the remainder are expected to be finalized in 2013.

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”) and the Australian Prudential Regulation Authority. ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the relevant subsidiaries’ licenses in Australia.

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

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2013, there were 339 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing Price	Cash Dividend Declared
	High	Low
2012
First Quarter	$205.60	$179.13	$204.90	$1.50
Second Quarter	$206.57	$163.37	$169.82	$1.50
Third Quarter	$183.00	$164.06	$178.30	$1.50
Fourth Quarter	$209.29	$177.17	$206.71	$1.50
2011
First Quarter	$209.77	$179.52	$201.01	$1.375
Second Quarter	$207.42	$183.51	$191.81	$1.375
Third Quarter	$199.10	$140.22	$148.01	$1.375
Fourth Quarter	$179.77	$137.00	$178.24	$1.375

BlackRock’s closing common stock price as of February 27, 2013 was $241.07.

Dividends

On January 16, 2013, the Board of Directors approved BlackRock’s quarterly dividend of $1.68 to be paid on March 25, 2013 to stockholders of record on March 7, 2013.

PNC and their respective affiliates along with other institutional investors that hold non-voting participating preferred stock receive dividends on these shares, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2012, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2012 through October 31, 2012	199,312	$187.87	189,000	3,404,900
November 1, 2012 through November 30, 2012	644,724	$191.16	642,000	2,762,900
December 1, 2012 through December 31, 2012	48,029	$197.54	37,500	2,725,400

Total	892,065	$190.77	868,500

(1)

In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock with no stated expiration date.

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

	Year ended December 31,
(Dollar amounts in millions, except per share data)	2012	2011	2010(1)	2009	2008
Income statement data:
Revenue
Related parties(2)	$5,501	$5,431	$5,025	$2,716	$3,006
Other third parties	3,836	3,650	3,587	1,984	2,058

Total revenue	9,337	9,081	8,612	4,700	5,064
Expenses
Restructuring charges	—	32	—	22	38
Other operating expenses	5,813	5,800	5,614	3,400	3,433

Total expenses	5,813	5,832	5,614	3,422	3,471
Operating income	3,524	3,249	2,998	1,278	1,593
Total non-operating income (expense)	(54)	(114)	23	(6)	(577)

Income before income taxes	3,470	3,135	3,021	1,272	1,016
Income tax expense	1,030	796	971	375	387

Net income	2,440	2,339	2,050	897	629
Less: Net income (loss) attributable to non-controlling interests	(18)	2	(13)	22	(155)

Net income attributable to BlackRock, Inc.	$2,458	$2,337	$2,063	$875	$784

Per share data:(3)
Basic earnings	$14.03	$12.56	$10.67	$6.24	$5.86
Diluted earnings	$13.79	$12.37	$10.55	$6.11	$5.78
Book value(4)	$148.20	$140.07	$136.09	$128.86	$92.91
Common and preferred cash dividends	$6.00	$5.50	$4.00	$3.12	$3.12

	December 31,
(Dollar amounts in millions)	2012	2011	2010	2009(1)	2008
Balance sheet data:
Cash and cash equivalents	$4,606	$3,506	$3,367	$4,708	$2,032
Goodwill and intangible assets, net	30,312	30,148	30,317	30,346	11,974
Total assets(5)	200,451	179,896	178,459	178,124	19,924
Less:
Separate account assets(6)	134,768	118,871	121,137	119,629	2,623
Collateral held under securities lending agreements(6)	23,021	20,918	17,638	19,335	—
Consolidated investment vehicles(7)	2,813	2,006	1,610	282	502

Adjusted total assets	$39,849	$38,101	$38,074	$38,878	$16,799
Short-term borrowings	$100	$100	$100	$2,234	$200
Convertible debentures	—	—	67	243	245
Long-term borrowings	5,687	4,690	3,192	3,191	697

Total borrowings	$5,787	$4,790	$3,359	$5,668	$1,142
Total stockholders’ equity	$25,403	$25,048	$26,094	$24,329	$12,069

	December 31,
(Dollar amounts in millions)	2012	2011	2010	2009(1)	2008
Assets under management:
Equity:
Active	$287,215	$275,156	$334,532	$348,574	$152,216
iShares	534,648	419,651	448,160	381,399	—
Fixed income:
Active	656,331	614,804	592,303	595,580	477,492
iShares	192,852	153,802	123,091	102,490	—
Multi-asset class	267,748	225,170	185,587	142,029	77,516
Alternatives(8):
Core	68,367	63,647	63,603	66,058	60,954
Currency and commodities(9)	41,428	41,301	46,135	36,043	590

Sub-total	2,048,589	1,793,531	1,793,411	1,672,173	768,768
Non-ETF Index:
Equity	1,023,638	865,299	911,775	806,082	51,076
Fixed Income	410,139	479,116	425,930	357,557	3,873

Sub-total Non-ETF Index	1,433,777	1,344,415	1,337,705	1,163,639	54,949

Long-term	3,482,366	3,137,946	3,131,116	2,835,812	823,717
Cash management	263,743	254,665	279,175	349,277	338,439

Sub-total	3,746,109	3,392,611	3,410,291	3,185,089	1,162,156
Advisory(10)	45,479	120,070	150,677	161,167	144,995

Total	$3,791,588	$3,512,681	$3,560,968	$3,346,256	$1,307,151

(1)	Significant increases in 2009 (for balance sheet data and AUM) and 2010 (for income statement data) were primarily the result of the BGI Transaction that closed on December 1, 2009.
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

(6)	Equal and offsetting amounts, related to separate account assets and collateral held under securities lending agreements, are recorded in liabilities.
(7)	Includes assets held by consolidated variable interest entities and consolidated sponsored investments funds.
(8)	Data reflects the reclassification of prior period AUM into the current period presentation.
(9)	Amounts include commodity iShares.
(10)	Advisory AUM represents long-term portfolio liquidation assignments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report, and other statements that BlackRock may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” and similar expressions.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property and information security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm. BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. At December 31, 2012, the Company managed $3.792 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. BlackRock also provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and HNW investors. There were 621 iShares products at December 31, 2012 compared with 504 at December 31, 2011 globally across equities, fixed income and commodities, which trade like common stocks on 20 exchanges worldwide. iShares AUM totaled $752.7 billion at December 31, 2012. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, managed futures funds and exchange-traded products. These products are sold to both U.S. and non-U.S. HNW, retail and institutional investors in a wide variety of active and passive strategies covering both equity and fixed income assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities, HNW individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships. BlackRock also distributes its products and services through Merrill Lynch under a global distribution agreement in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

On May 29, 2012, BlackRock completed a secondary offering of 26,211,335 shares of common stock held by Barclays Bank PLC (“Barclays”) at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Participating Preferred Stock (“Series B Preferred”) by a subsidiary of Barclays. Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays at a price of $156.80 per share (consisting of 6,346,036 shares of Series B Preferred and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

On December 31, 2012, PNC held 20.8% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

Financial information concerning the Company’s results of operations for the 12 months ended December 31, 2012 (“2012”), December 31, 2011 (“2011”) and December 31, 2010 (“2010”) are discussed below.

Executive Summary

(Dollar amounts in millions, except per share data)	2012	2011	2010
GAAP basis:
Total revenue	$9,337	$9,081	$8,612
Total expenses	5,813	5,832	5,614

Operating income	$3,524	$3,249	$2,998
Operating margin	37.7%	35.8%	34.8%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	(36)	(116)	36
Income tax expense	(1,030)	(796)	(971)

Net income attributable to BlackRock	$2,458	$2,337	$2,063

% attributable to common shares	99.9%	99.1%	98.6%
Net income attributable to common shares	$2,455	$2,315	$2,033
Diluted EPS components:
Operating income	$13.65	$11.60	$10.28
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	(0.14)	(0.41)	0.12
Income tax benefit	0.28	1.18	0.15

Diluted earnings per common share	$13.79	$12.37	$10.55
Effective tax rate	29.5%	25.4%	32.0%
As adjusted(2):
Total revenue	$9,337	$9,081	$8,612
Total expenses	5,763	5,689	5,445

Operating income	$3,574	$3,392	$3,167
Operating margin	40.4%	39.7%	39.3%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	(42)	(113)	25
Income tax expense	(1,094)	(1,040)	(1,053)

Net income attributable to BlackRock	$2,438	$2,239	$2,139

% attributable to common shares	99.9%	99.1%	98.6%
Net income attributable to common shares	$2,435	$2,218	$2,109
Diluted EPS components:
Operating income	$13.84	$12.12	$10.85
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	(0.16)	(0.40)	0.09
Income tax benefit	—	0.13	—

Diluted earnings per common share	$13.68	$11.85	$10.94
Effective tax rate	31.0%	31.7%	33.0%
Other:
Assets under management (end of period)	$3,791,588	$3,512,681	$3,560,968
Diluted weighted-average common shares outstanding(3)	178,017,679	187,116,410	192,692,047
Shares outstanding (end of period)	171,215,729	178,309,109	191,191,553
Book value per share(4)	$148.20	$140.07	$136.09
Cash dividends declared and paid per share	$6.00	$5.50	$4.00

(1)	Net of net income (loss) attributable to non-controlling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)

Unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are not included as they are deemed to be participating securities in accordance with accounting principles generally accepted in the Unites States (“GAAP”). Upon vesting of the participating RSUs the shares are added to the weighted-average shares outstanding that results in an increase to the percentage of net income attributable to common shares. In addition, non-voting preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share.

(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2012 Compared with 2011.

GAAP. Operating income of $3,524 million and operating margin of 37.7% increased $275 million and 190 bps, respectively, from 2011 reflecting growth in base fees and higher performance fees. Operating income in 2012 included a $30 million charge related to a contribution to certain of the Company’s bank-managed short-term investment funds (“STIFs”). Non-operating income (expense), less net income (loss) attributable to non-controlling interests) increased $80 million due to higher net positive marks on investments in 2012 compared with 2011, partially offset by higher interest expense resulting from long-term debt issuances in May 2012 and May 2011. In 2012, income tax expense included a $21 million benefit related to the resolution of certain outstanding tax positions and a $50 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities including tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. In 2011, income tax expenses included a $24 million benefit related to the resolution of certain outstanding tax positions and $198 million of net non-cash tax benefits due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation. Earnings per diluted common share rose $1.42 from 2011 due to higher net income and the benefit of share repurchases. During 2012, the Company repurchased 9.1 million shares.

As Adjusted. Operating income of $3,574 million and operating margin of 40.4% increased $182 million and 70 bps, respectively, from 2011 reflecting higher revenues. Operating income on an as adjusted basis excluded non-GAAP expense adjustments totaling $50 million in 2012 and $143 million in 2011. Non-operating income (expense), less net income (loss) attributable to non-controlling interests) increased $71 million. Income tax expense on an as adjusted basis excluded the $50 million and $198 million non-cash benefits for 2012 and 2011, respectively, described above. Earnings per diluted common share rose $1.83 from 2011 reflecting the improvement in net income and the benefit of share repurchases.

See Non-GAAP Financial Measures for further information on as adjusted items.

2011 Compared with 2010.

GAAP. Operating income of $3,249 million and operating margin of 35.8% increased $251 million and 100 bps, respectively, from 2010 reflecting higher base fees and higher BlackRock Solutions and advisory revenue, partially offset by lower performance fees and higher operating expenses related to business growth. Operating income and operating margin in 2011 also reflected $63 million of U.K. lease exit costs related to the Company’s exit from two London locations and $32 million of restructuring charges. Results for 2010 included $90 million of Barclays Global Investors (“BGI”) integration costs. Non-operating income (expense), less net income (loss) attributable to non-controlling interests) decreased $152 million due to lower net positive marks on investments compared with 2010 and higher interest expense resulting from long-term debt issuances in May 2011. Income tax expense in 2011 included the previously mentioned $24 million benefit and $198 million of net non-cash tax benefits. In 2010, income tax expense included a $30 million net non-cash benefit related to the revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets due to enacted U.K. tax legislation. In addition, 2010 included the effect of favorable tax rulings and the resolution of certain outstanding tax positions. Earnings per diluted common share rose $1.82 from 2010.

As Adjusted. Operating income of $3,392 million and operating margin of 39.7% increased $225 million and 40 bps, respectively, from 2010 reflecting higher revenues, partially offset by net increases in operating expenses as discussed above. Operating income on an as adjusted basis excluded non-GAAP expense adjustments totaling $143 million in 2011 and $169 million in 2010. Non-operating income (expense), less net income (loss) attributable to non-controlling interests) decreased $138 million. Income tax expense on an as adjusted basis excluded the $198 million and $30 million non-cash benefits in 2011 and 2010, respectively, described above. Earnings per diluted common share rose $0.91 from 2010.

For further discussion of BlackRock’s revenue, expenses, non-operating results and income tax expense, see Discussion of Financial Results herein.

Business Outlook

BlackRock offers clients a broad range of equity, fixed income, multi-asset and alternative investment products designed to track various indices (beta), achieve returns in excess of specified benchmarks (alpha) or deliver absolute returns. The diversity of BlackRock’s investment platform, across asset classes, investment styles and geographies – combined with world-class risk management, analytics and advisory expertise – positions the Company well to meet the needs of clients in 2013 and beyond and to continue to attract asset flows as investor needs and sentiment evolve.

BlackRock ended 2012 with record assets under management (“AUM”) of $3.792 trillion as clients sought efficient tools and innovative solutions to meet their investment objectives over both the short and long term. The Company experienced strong client demand for exchange traded funds and products (“ETFs” and “ETPs”, respectively), alternative and emerging market investment products, high-yielding income strategies, outcome-oriented solutions and retirement-related products, and the Company expects this demand to continue into 2013.

In early 2013, BlackRock continues to see signs of an improving global economy. While this offers the potential for greater financial market stability, political and regulatory dynamics, persistent low interest rates and protracted periods of heightened volatility will continue to pose challenges in the investment landscape. BlackRock will continue to monitor these factors actively in 2013, along with global credit and monetary policies (including quantitative easing and the direction of interest rates) and their effects on corporate earnings growth.

While investing for stable income remains a core objective for many of its clients, BlackRock expects clients – particularly in its institutional business – to trend towards barbelling their risk profile through the combination of active and index strategies and the use of alternative and multi-asset investment solutions, complemented with access to BlackRock’s risk management tools and advisory services.

AUM and Flows

•

BlackRock’s unique combination of index and active capabilities positions the Company well to help underfunded corporate and public pension plans narrow the gap between their assets and liabilities with barbell strategies that use a combination of index, alpha, multi-asset and alternative products. As responsibility for retirement funding continues to move away from defined benefit plans into defined contributions plans and ultimately to individuals, BlackRock is also well positioned to offer individual investment options through its LifePath® target date portfolios and a wide array of ETFs and other mutual fund products.

•

BlackRock has a leading global market share in ETPs through iShares, which leads the industry in AUM and the number of products offered in various markets. The industry’s global growth reflects both continued adoption of ETFs by institutional and retail investors and the introduction of new products. ETP asset growth has historically been linked to positive markets, with investors looking to capitalize on strong market returns. In the continued environment of ultra-low interest rates, industry flows shifted in 2012 toward fixed income products and, within equities, to developed markets. BlackRock believes there is opportunity in emerging markets and is well positioned to grow its active franchise in these markets, including China. While more asset managers may enter the marketplace and offer similar products at lower fees, BlackRock believes that many factors beyond price influence investor preferences. These preferences are driven to varying degrees by performance (as measured by tracking error, or the difference between net returns on the ETP and the corresponding targeted index), liquidity (the bid-ask spread), tax-efficiency, transparency and client service.

•

BlackRock believes alternative investments will continue to become more important for both institutional and retail clients seeking higher returns through alpha-generating products. Several of BlackRock’s single strategy hedge funds are top performers in the industry and are well positioned to grow in 2013.

•

Cash management assets may decline from year-end levels if clients begin to re-risk their portfolios in the search for yield or equity return opportunities amid continued low interest rates, including in the United States where the Federal Reserve expects rates to remain low until 2014. BlackRock’s diversified global product offerings, record of client service and independent advisory capabilities may enable it to retain a portion of these assets.

Regulatory Reform

•

BlackRock will continue to monitor the evolving regulatory landscape and to assess its influence on the competitive environment, including on liquidity and trading costs, which may present risks as well as opportunities for BlackRock and its clients.

Performance fees and BRS/advisory fees

•

BlackRock improved investment performance in key areas such as fixed income and scientific active equity in 2012 and strong investment performance will again be a priority in 2013. Higher market levels and investment performance may continue to enable the Company’s alternative investment products to contribute additional performance fee revenue.

•

BlackRock expects continuing strong global demand for its Aladdin operating platform and its comprehensive risk reporting capabilities from sophisticated institutional investors and governmental agencies investing in longer-term risk management solutions. The Company also expects to see continuing strong demand for its BlackRock Solutions financial markets advisory services.

Future opportunities

•

BlackRock intends to continue to invest in its people, its platform and its global brand. The Company will continue to build out its product offering and geographic presence, including in emerging markets, and to grow its iShares franchise, both through organic growth and targeted acquisitions.

Non-GAAP Financial Measures

BlackRock reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Computations for all periods are derived from the consolidated statements of income as follows:

(a)	Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems non-recurring, or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Operating income used for operating margin measurement equals operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Operating margin, as adjusted, equals operating income used for operating margin measurement, divided by revenue (net of distribution and servicing costs and amortization of deferred sales commissions) used for operating margin measurement, as indicated in the table below.

(Dollar amounts in millions)	2012	2011	2010
Operating income, GAAP basis	$3,524	$3,249	$2,998
Non-GAAP expense adjustments:
BGI transaction/integration costs
Employee compensation and benefits	—	—	25
General and administration	—	—	65

Total BGI transaction/integration costs	—	—	90
U.K. lease exit costs	(8)	63	—
Contribution to STIFs	30	—	—
Restructuring charges	—	32	—
PNC LTIP funding obligation	22	44	58
Merrill Lynch compensation contribution	—	7	10
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	(3)	11

Operating income, as adjusted	3,574	3,392	3,167
Closed-end fund launch costs	22	26	15
Closed-end fund launch commissions	3	3	2

Operating income used for operating margin measurement	$3,599	$3,421	$3,184

Revenue, GAAP basis	$9,337	$9,081	$8,612
Non-GAAP adjustments:
Distribution and servicing costs	(364)	(386)	(408)
Amortization of deferred sales commissions	(55)	(81)	(102)

Revenue used for operating margin measurement	$8,918	$8,614	$8,102

Operating margin, GAAP basis	37.7%	35.8%	34.8%

Operating margin, as adjusted	40.4%	39.7%	39.3%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

Operating income, as adjusted:

Operating income, as adjusted reflects non-GAAP expense adjustments. BGI transaction and integration costs consisted principally of compensation expense, legal fees, marketing and promotional, occupancy and consulting expenses incurred in conjunction with the BGI acquisition from Barclays. U.K. lease exit costs represent costs to exit two locations in London in the third quarter 2011. The amount in 2012 represents an adjustment related to the estimated costs initially recorded in third quarter 2011. The contribution to STIFs represents a one-time contribution to certain of the Company’s bank-managed STIFs (see Liquidity and Capital Resources for more information). Restructuring charges consist of compensation costs and professional fees.

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may have an economic offset in non-operating income (expense). Examples of such adjustments include BGI transaction and integration costs, U.K. lease exit costs, contribution to STIFs, restructuring charges, closed-end fund launch costs, commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both the GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, is presented below. The compensation expense offset is recorded in operating income. This compensation expense has been included in non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in non-operating income (expense), GAAP basis.

(Dollar amounts in millions)	2012	2011	2010
Non-operating income (expense), GAAP basis	$(54)	$(114)	$23
Less: Net income (loss) attributable to NCI	(18)	2	(13)

Non-operating income (expense)(1)	(36)	(116)	36
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	3	(11)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$(42)	$(113)	$25

(1)	Net of net income (loss) attributable to NCI.

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

(Dollar amounts in millions, except per share data)	2012	2011	2010
Net income attributable to BlackRock, GAAP basis	$2,458	$2,337	$2,063
Non-GAAP adjustments, net of tax:(d)
BGI transaction/integration costs	—	—	59
U.K. lease exit costs	(5)	43	—
Contribution to STIFs	21	—	—
Restructuring charges	—	22	—
PNC LTIP funding obligation	14	30	40
Merrill Lynch compensation contribution	—	5	7
Income tax law changes/election	(50)	(198)	(30)

Net income attributable to BlackRock, as adjusted	$2,438	$2,239	$2,139

Allocation of net income, as adjusted, to common shares(e)	$2,435	$2,218	$2,109
Diluted weighted-average common shares outstanding(f)	178,017,679	187,116,410	192,692,047
Diluted earnings per common share, GAAP basis(f)	$13.79	$12.37	$10.55
Diluted earnings per common share, as adjusted(f)	$13.68	$11.85	$10.94

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on BGI transaction/integration costs, U.K. lease exit costs, contribution to STIFs, restructuring charges, PNC LTIP funding obligation and Merrill Lynch compensation contribution.

During 2012, income tax changes included adjustments related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. During 2011 and 2010, income tax changes included adjustments related to the revaluation of certain deferred income tax liabilities due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these items do not have a cash flow impact and to ensure comparability among periods presented.

(d)	In 2012, 2011 and 2010 non-GAAP adjustments were tax effected at 31.4%, 31.8% and 33%, respectively, reflecting a blended rate applicable to the adjustments.

(e)	Amounts exclude net income attributable to participating securities (see below).

(f)	Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. Certain unvested RSUs are not included in diluted weighted-average common shares outstanding as they are deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share. In 2012, 2011 and 2010, average outstanding participating securities were 0.2 million, 1.8 million and 2.8 million, respectively.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

	December 31,			Variance
(Dollar amounts in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Equity:
Active	$287,215	$275,156	$334,532	4%	(18%)
iShares	534,648	419,651	448,160	27%	(6%)
Fixed income:
Active	656,331	614,804	592,303	7%	4%
iShares	192,852	153,802	123,091	25%	25%
Multi-asset class	267,748	225,170	185,587	19%	21%
Alternatives:
Core	68,367	63,647	63,603	7%	—%
Currency and commodities(1)	41,428	41,301	46,135	—%	(10%)

Sub-total	2,048,589	1,793,531	1,793,411	14%	—%
Non-ETF Index
Equity	1,023,638	865,299	911,775	18%	(5%)
Fixed Income	410,139	479,116	425,930	(14%)	12%

Sub-total Non-ETF Index	1,433,777	1,344,415	1,337,705	7%	1%

Long-term	3,482,366	3,137,946	3,131,116	11%	—%
Cash management	263,743	254,665	279,175	4%	(9%)

Sub-total	3,746,109	3,392,611	3,410,291	10%	(1%)
Advisory(2)	45,479	120,070	150,677	(62%)	(20%)

Total	$3,791,588	$3,512,681	$3,560,968	8%	(1%)

Mix of Assets Under Management – by Asset Class

	2012	2011	2010
Equity:
Active	8%	8%	9%
iShares	14%	12%	13%
Fixed income:
Active	17%	18%	17%
iShares	5%	4%	3%
Multi-asset class	7%	6%	5%
Alternatives:
Core	2%	2%	2%
Currency and commodities(1)	1%	1%	1%

Sub-total	54%	51%	50%
Non-ETF Index
Equity	27%	25%	26%
Fixed Income	11%	14%	12%

Sub-total Non-ETF Index	38%	39%	38%

Long-term	92%	90%	88%
Cash management	7%	7%	8%

Sub-total	99%	97%	96%
Advisory(2)	1%	3%	4%

Total	100%	100%	100%

(1)	Amounts include commodity iShares.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in BlackRock’s AUM for 2012, 2011 and 2010.

	December 31,
(Dollar amounts in millions)	2012	2011	2010
Beginning assets under management	$3,512,681	$3,560,968	$3,346,256
Net subscriptions (redemptions)(1)
Long-term(2)	(2,465)	67,349	131,206
Cash management	5,048	(22,899)	(61,424)
Advisory(3)	(74,540)	(29,903)	(12,021)

Total net subscriptions (redemptions)	(71,957)	14,547	57,761
BGI merger-related outflows(4)	—	(28,251)	(120,969)
Acquisitions(5)	13,742	—	(6,160)
Market appreciation (depreciation)	321,377	(27,513)	266,981
Foreign exchange(6)	15,745	(7,070)	17,099

Total change	278,907	(48,287)	214,712

Ending assets under management	$3,791,588	$3,512,681	$3,560,968

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion in first quarter 2012 and third quarter 2012, respectively.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)

Amounts include outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the transaction.

(5)

Amounts include AUM acquired from Swiss Re Private Equity Partners (the “SRPEP Transaction”) in September 2012 of $6.2 billion, the Claymore Investments, Inc. acquisition (the “Claymore Transaction”) in March 2012 of $7.6 billion and BGI acquisition adjustments in 2010 of $6.2 billion.

(6)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock has historically grown aggregate AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM by focusing on strong investment performance, the efficient delivery of beta for index products, client service, by developing new products and new distribution capabilities and by continuing appropriate acquisitions.

The following table presents the component changes in BlackRock’s AUM for 2012.

(Dollar amounts in millions)	December 31, 2011	Net subscriptions (redemptions)(1)	Acquisitions(2)	Market appreciation (depreciation)	Foreign exchange(3)	December 31, 2012
Equity:
Active	$275,156	$(18,111)	$—	$28,550	$1,620	$287,215
iShares	419,651	52,973	3,517	56,433	2,074	534,648
Fixed income:
Active	614,804	892	—	40,524	111	656,331
iShares	153,802	28,785	3,026	6,325	914	192,852
Multi-asset class	225,170	15,817	78	25,072	1,611	267,748
Alternatives:
Core	63,647	(3,922)	6,166	2,266	210	68,367
Currency and commodities(4)	41,301	(1,547)	860	1,307	(493)	41,428

Subtotal	1,793,531	74,887	13,647	160,477	6,047	2,048,589
Non-ETF Index
Equity	865,299	19,154	95	138,730	360	1,023,638
Fixed Income	479,116	(96,506)	—	20,991	6,538	410,139

Sub-total Non-ETF Index	1,344,415	(77,352)	95	159,721	6,898	1,433,777

Long-term	3,137,946	(2,465)	13,742	320,198	12,945	3,482,366
Cash management	254,665	5,048	—	1,983	2,047	263,743

Sub-total	3,392,611	2,583	13,742	322,181	14,992	3,746,109
Advisory(5)	120,070	(74,540)	—	(804)	753	45,479

Total	$3,512,681	$(71,957)	$13,742	$321,377	$15,745	$3,791,588

(1)

Amounts include distributions representing return of capital and return on investment to investors. Amount also includes the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion.

(2)	Amounts represent AUM acquired in the SRPEP Transaction in September 2012 of $6.2 billion and Claymore Transaction in March 2012 of $7.6 billion.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $278.9 billion, or 8%, to $3.792 trillion at December 31, 2012 from $3.513 trillion at December 31, 2011. The increase in AUM was driven largely by market gains and positive net new business, excluding the effect of two single client low-fee, institutional index fixed income outflows of $36.0 billion and $74.2 billion in first quarter 2012 and third quarter 2012, respectively. Total flows included $74.5 billion of planned advisory distributions and acquired AUM related to the SRPEP and the Claymore Transactions of $13.7 billion.

Net market appreciation of $321.4 billion reflected growth in U.S. and global equity markets and $67.8 billion appreciation in fixed income products across the majority of strategies.

The $15.7 billion net increase in AUM from converting non-U.S. dollar denominated AUM into U.S. dollars was primarily due to the weakening of the U.S. dollar against the pound sterling and the euro, partially offset by the strengthening of the U.S. dollar against the Japanese yen.

The following table presents the component changes in BlackRock’s AUM for 2011.

(Dollar amounts in millions)	December 31, 2010	Net subscriptions (redemptions)(1)	BGI merger- related outflows(2)	Market appreciation (depreciation)	Foreign exchange(3)	December 31, 2011
Equity:
Active	$334,532	$(22,876)	$(6,943)	$(29,793)	$236	$275,156
iShares	448,160	24,612	—	(49,863)	(3,258)	419,651
Fixed income:
Active	592,303	(17,398)	(413)	40,366	(54)	614,804
iShares	123,091	26,876	—	4,824	(989)	153,802
Multi-asset class	185,587	42,654	—	(401)	(2,670)	225,170
Alternatives:
Core	63,603	48	(152)	179	(31)	63,647
Currency and commodities(4)	46,135	(3,818)	—	(1,462)	446	41,301

Subtotal	1,793,411	50,098	(7,508)	(36,150)	(6,320)	1,793,531
Non-ETF Index
Equity	911,775	22,403	(20,630)	(48,402)	153	865,299
Fixed Income	425,930	(5,152)	(113)	55,463	2,988	479,116

Sub-total Non-ETF Index	1,337,705	17,251	(20,743)	7,061	3,141	1,344,415

Long-term	3,131,116	67,349	(28,251)	(29,089)	(3,179)	3,137,946
Cash management	279,175	(22,899)	—	128	(1,739)	254,665

Sub-total	3,410,291	44,450	(28,251)	(28,961)	(4,918)	3,392,611
Advisory(5)	150,677	(29,903)	—	1,448	(2,152)	120,070

Total	$3,560,968	$14,547	$(28,251)	$(27,513)	$(7,070)	$3,512,681

(1)	Amounts include planned distributions representing return of capital and return on investment to investors.
(2)

Amounts include outflows due to manager concentration considerations prior to third quarter 2011 and outflows from scientific active equity performance prior to second quarter 2011 of $28.3 billion. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the transaction.

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

Discussion of Financial Results

Introduction

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

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Approximately $14 trillion of positions are processed on the Company’s Aladdin® operating platform, which serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met.

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

The Company also earns revenue related to operating advisory company investments accounted for as equity method investments.

Operating expenses reflect employee compensation and benefits, distribution and servicing costs, amortization of deferred sales commissions, direct fund expenses, general and administration expenses and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, deferred and incentive compensation, employer payroll taxes, severance and related benefit costs.

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

•

General and administration expenses include marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses, including the impact of foreign currency remeasurement.

Non-operating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments, as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, non-operating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and consolidated collateralized loan obligations (“CLOs”). The portion of non-operating income (expense) not attributable to BlackRock is allocated to NCI on the consolidated statements of income.

Revenue

				Variance
(Dollar amounts in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,753	$1,967	$1,848	$(214)	$119
iShares	1,941	1,847	1,660	94	187
Fixed income:
Active	1,182	1,104	1,047	78	57
iShares	441	317	263	124	54
Multi-asset class	957	894	740	63	154
Alternatives:
Core	525	557	522	(32)	35
Currency and commodities	131	136	110	(5)	26

Sub-total	6,930	6,822	6,190	108	632
Non-ETF Index:
Equity	552	488	424	64	64
Fixed income	229	203	166	26	37

Sub-total Non-ETF Index	781	691	590	90	101

Long-term	7,711	7,513	6,780	198	733
Cash management	361	383	510	(22)	(127)

Total base fees	8,072	7,896	7,290	176	606
Investment advisory performance fees:
Equity	88	145	123	(57)	22
Fixed income	48	35	55	13	(20)
Multi-asset class	15	20	33	(5)	(13)
Alternatives	312	171	329	141	(158)

Total	463	371	540	92	(169)
BlackRock Solutions and advisory	518	510	460	8	50
Distribution fees	71	100	116	(29)	(16)
Other revenue	213	204	206	9	(2)

Total revenue	$9,337	$9,081	$8,612	$256	$469

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees			Mix of Average AUM by Asset Class(1)
	2012	2011	2010	2012	2011	2010
Equity:
Active	22%	25%	25%	8%	9%	10%
iShares	23%	23%	23%	13%	13%	12%
Fixed income:
Active	15%	14%	14%	18%	18%	19%
iShares	5%	4%	4%	5%	4%	4%
Multi-asset class	12%	11%	10%	7%	6%	5%
Alternatives:
Core	7%	7%	7%	2%	2%	2%
Currency and commodities	2%	2%	2%	1%	1%	1%

Sub-total	86%	86%	85%	54%	53%	53%
Non-ETF Index:
Equity	7%	6%	6%	27%	26%	26%
Fixed income	3%	3%	2%	12%	13%	12%

Sub-total Non-ETF Index:	10%	9%	8%	39%	39%	38%

Long-term	96%	95%	93%	93%	92%	91%
Cash management	4%	5%	7%	7%	8%	9%

Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)	Average AUM represents a five point average of quarter-end spot AUM.

In 2012, non-ETF Index equity and fixed income were 10% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM. In 2011, non-ETF Index equity and fixed income were 9% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

2012 Compared with 2011.

Revenues increased $256 million, or 3%, in 2012 reflecting market growth, positive flows, improvements in securities lending revenue and strength in performance fees.

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue totaled $8,072 million in 2012 compared with $7,896 million in 2011. The current year reflected an improvement in securities lending revenue and higher advisory fees reflecting higher long-term average AUM. Securities lending fees were $510 million in 2012 compared with $397 million in 2011, reflecting higher lending rates and an increase in average balances of securities on loan.

Performance Fees. Investment advisory performance fees were $463 million in 2012 compared with $371 million in 2011, primarily reflecting higher performance fees from alternative products, including fees from a disposition-related opportunistic fund, which were partially offset by lower fees from equity products.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue in 2012 increased $8 million, or 2%, from 2011, primarily due to higher revenue from Aladdin mandates partially offset by the run off of revenues associated with a lower level of advisory assets and lower one-term revenue from advisory assignments.

Distribution Fees. Distribution fees of $71 million in 2012 decreased $29 million, or 29%, from $100 million in 2011, primarily due to lower AUM in certain share classes of BlackRock Funds.

Other Revenue. Other revenue increased $9 million, largely reflecting higher earnings from certain operating advisory company investments, partially offset by lower sales commissions and marketing fees earned for services to distribute iPath® products.

2011 Compared with 2010.

Revenues increased $469 million, or 5%, in 2011 largely reflecting a $606 million increase in total investment advisory, administration fees and securities lending revenue, partially offset by lower performance fees of $169 million.

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory, administration fees and securities lending revenue totaled $7,896 million in 2011 compared with $7,290 million in 2010. 2011 reflected an improvement in base fees primarily due to growth in long-term average AUM, which included the benefit of net new business, partially offset by a decline in fees from cash management products due to lower average AUM and higher fee waivers. Securities lending fees were $397 million in 2011 compared with $325 million in 2010, reflecting an increase in average balances of securities on loan and higher lending rates.

Performance Fees. Investment advisory performance fees were $371 million in 2011 compared with $540 million in 2010, primarily reflecting lower performance fees from alternative strategies, including multi-strategy and single-strategy equity and fixed income hedge funds and opportunistic funds. The decrease was partially offset by higher performance fees due to strong relative performance from regional/country and global equity strategies.

BlackRock Solutions and Advisory. BlackRock Solutions and advisory revenue in 2011 increased $50 million, or 11%, from 2010, largely driven by on-going and additional Aladdin mandates and advisory assignments.

Distribution Fees. Distribution fees of $100 million in 2011 decreased $16 million, or 14%, from $116 million in 2010, primarily due to lower AUM in certain share classes of BlackRock Funds.

Expenses

				Variance
(Dollar amounts in millions)	2012	2011	2010	2012 Vs. 2011	2011 Vs. 2010
Expenses, GAAP:
Employee compensation and benefits	$3,287	$3,199	$3,097	$88	$102
Distribution and servicing costs	364	386	408	(22)	(22)
Amortization of deferred sales commissions	55	81	102	(26)	(21)
Direct fund expenses	591	563	493	28	70
General and administration:
Marketing and promotional	384	315	328	69	(13)
Occupancy and office related	248	373	317	(125)	56
Portfolio services	196	189	177	7	12
Technology	150	146	152	4	(6)
Professional services	114	139	115	(25)	24
Communications	39	40	49	(1)	(9)
Regulatory, filing and license fees	17	16	34	1	(18)
Charitable contributions	6	7	26	(1)	(19)
Closed-end fund launch costs	22	26	15	(4)	11
Other general and administration	183	164	141	19	23

Total general and administration expenses	1,359	1,415	1,354	(56)	61
Restructuring charges	—	32	—	(32)	32
Amortization of intangible assets	157	156	160	1	(4)

Total expenses, GAAP	$5,813	$5,832	$5,614	$(19)	$218

Less non-GAAP expense adjustments:
Employee compensation and benefits:
BGI integration costs	—	—	25	—	(25)
PNC LTIP funding obligation	22	44	58	(22)	(14)
Merrill Lynch compensation contribution	—	7	10	(7)	(3)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	6	(3)	11	9	(14)

Sub-total	28	48	104	(20)	(56)
General and administration:
BGI integration costs	—	—	65	—	(65)
U.K. lease exit costs	(8)	63	—	(71)	63
Contribution to STIFs	30	—	—	30	—

Sub-total	22	63	65	(41)	(2)
Restructuring charges	—	32	—	(32)	32

Total non-GAAP expense adjustments	50	143	169	(93)	(26)
Expenses, as adjusted:
Employee compensation and benefits	3,259	3,151	2,993	108	158
Distribution and servicing costs	364	386	408	(22)	(22)
Amortization of deferred sales commissions	55	81	102	(26)	(21)
Direct fund expenses	591	563	493	28	70
General and administration	1,337	1,352	1,289	(15)	63
Amortization of intangible assets	157	156	160	1	(4)

Total expenses, as adjusted	$5,763	$5,689	$5,445	$74	$244

2012 Compared with 2011.

Total GAAP expenses decreased $19 million to $5,813 million in 2012 from $5,832 million in 2011. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $74 million. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits and direct fund expenses, partially offset by a reduction in amortization of deferred sales commissions, distribution and servicing costs and general and administration expenses.

Employee Compensation and Benefits.

GAAP. Employee compensation and benefits expense increased $88 million, or 3%, to $3,287 million in 2012 from $3,199 million in 2011. Employees at December 31, 2012 totaled approximately 10,500 compared with approximately 10,100 at December 31, 2011.

As Adjusted. Employee compensation and benefits, as adjusted, increased by $108 million, reflecting a $104 million increase in incentive compensation driven by higher operating income, including higher performance fees.

Distribution and Servicing Costs. Distribution and servicing costs decreased $22 million, or 6%, to $364 million in 2012 from $386 million in 2011. The $22 million decrease related to lower service fees from variable annuities and lower cash management-related distribution costs. These costs included payments to Bank of America/Merrill Lynch under the global distribution agreement, PNC and Barclays, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for 2012 and 2011 included $195 million and $207 million, respectively, of costs attributable to Bank of America and affiliates.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions decreased $26 million, or 32%, to $55 million in 2012 from $81 million in 2011, primarily related to lower sales in certain share classes of U.S. open-end mutual funds.

Direct Fund Expenses. In 2012, direct fund expenses increased $28 million from 2011 million, primarily reflecting growth in average AUM for the funds (predominantly iShares) where BlackRock pays certain non-advisory expenses of the funds.

General and Administration Expenses.

GAAP. General and administration expenses decreased $56 million, or 4%, to $1,359 million in 2012 from $1,415 million in 2011. Lower occupancy and office-related expenses, primarily due to $63 million of U.K. lease exit costs incurred in the third quarter 2011, and lower professional services costs contributed to the overall net decrease in general and administration expenses. The decrease in general and administration expenses was partially offset by higher marketing and promotional expenses in connection with the brand campaign and a one-time contribution to STIFs (see Liquidity and Capital Resources for more information).

Non-GAAP Adjustments. In 2012, general and administration expenses included the previously mentioned contribution to STIFs. In 2011, general and administration expenses included $63 million of U.K. lease exit costs related to the Company’s exit from two London locations. The adjustment for U.K. lease exit costs in 2012 represents an adjustment to the estimated costs initially recorded in 2011. These amounts were excluded from as adjusted general and administrative expenses.

As Adjusted. General and administration expenses, as adjusted, of $1,337 million decreased $15 million in 2012 from $1,352 million in 2011. Lower occupancy and office-related expenses, professional fees and consulting expenses contributed to the overall decrease in as adjusted general and administration expenses. The decrease in as adjusted general and administration expenses was partially offset by higher marketing and promotional expenses in connection with the brand campaign.

2011 Compared with 2010.

Total GAAP expenses increased $218 million, or 4%, to $5,832 million in 2011 from $5,614 million in 2010. Excluding certain items deemed non-recurring by management or transactions that ultimately will not affect the Company’s book value, total expenses, as adjusted, increased $244 million, or 4%. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, direct fund expenses and general and administration expenses, partially offset by a reduction in distribution and servicing costs and amortization of deferred sales commissions.

Employee Compensation and Benefits.

GAAP. Employee compensation and benefits expense increased $102 million, or 3%, to $3,199 million in 2011 from $3,097 million in 2010. Employees at December 31, 2011 totaled approximately 10,100 compared with approximately 9,100 at December 31, 2010.

As Adjusted. Employee compensation and benefits, as adjusted, increased by $158 million, reflecting a $164 million increase in base salaries due to an increase in the number of employees and salary levels, and a $41 million increase in other compensation, including payroll taxes, benefits, and commissions. These increases were partially offset by a $47 million decrease in incentive compensation.

Distribution and Servicing Costs. Distribution and servicing costs decreased $22 million, or 5%, to $386 million in 2011 from $408 million in 2010. The $22 million decrease related to lower cash management-related costs of $45 million, reflecting lower average AUM and higher yield-support waivers resulting in lower levels of distribution costs, partially offset by higher costs due to increases in average AUM for open-end and closed-end funds, separate accounts and variable annuities.

Distribution and servicing costs in 2011 included $207 million of costs attributable to Bank of America/Merrill Lynch and affiliates, and $3 million of costs attributable to PNC and affiliates compared with $246 million and $10 million, respectively, in 2010. Distribution and servicing costs related to other third parties, including Barclays, increased $24 million to $176 million in 2011 from $152 million in 2010 due to an expansion of distribution platforms and higher long-term AUM.

Amortization of Deferred Sales Commissions. Amortization of deferred sales commissions decreased $21 million, or 21%, to $81 million in 2011 from $102 million in 2010. Lower sales in certain share classes of U.S. open-end mutual funds contributed to the decline.

Direct Fund Expenses. Direct fund expenses increased $70 million reflecting growth in average AUM for the funds (predominantly iShares) where BlackRock pays certain non-advisory expenses of the funds.

General and Administration Expenses.

GAAP. General and administration expenses increased $61 million, or 5%, to $1,415 million in 2011 from $1,354 million in 2010. Higher occupancy and office-related expenses (including $63 million of U.K. lease exit costs), higher professional services costs and other general and administration expenses contributed to the overall net increase in general and administration expenses. The $23 million increase in other general and administration expenses reflected higher VAT expense and recruiting costs in 2011 offset by the non-recurrence of other general and administration provisions recorded in 2010 related to an outstanding loan to Anthracite Capital Inc. The increase in general and administration expenses was partially offset by a decrease in charitable contributions as well as a decrease in regulatory, filing and licenses fees, primarily due to a $20 million 2010 U.K. industry regulatory assessment.

Non-GAAP Adjustments. In 2011 general and administration expenses included the previously mentioned $63 million of U.K. lease exit costs. In 2010, general and administration expenses included $65 million of BGI integration costs primarily consisting of $33 million of marketing and promotional costs, $12 million of professional services and $12 million of occupancy costs. These amounts were excluded from as adjusted general and administrative expenses.

As Adjusted. General and administration expenses, as adjusted, of $1,352 million increased $63 million, or 5%, in 2011 from $1,289 million in 2010. The increase was primarily due to higher VAT expense, an increase in professional services costs, and higher marketing and promotional costs, partially offset by the non-recurrence of costs recorded in 2010 related to an outstanding loan to Anthracite Capital, Inc.

In addition, general and administration expenses, as adjusted, reflected higher marketing and promotional costs in 2011.

Restructuring Charges. In 2011, BlackRock recorded pre-tax restructuring charges of $32 million, primarily related to severance, accelerated amortization of certain previously granted stock awards, and legal and outplacement costs, associated with a reduction in work force and reengineering efforts.

Non-operating Results

Non-operating income (expense), less net income (loss) attributable to NCI for 2012, 2011 and 2010 was as follows:

				Variance
(Dollar amounts in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Non-operating income (expense), GAAP basis	$(54)	$(114)	$23	$60	$(137)
Less: Net income (loss) attributable to NCI(1)	(18)	2	(13)	(20)	15

Non-operating income (expense)(2)	(36)	(116)	36	80	(152)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	3	(11)	(9)	14

Non-operating income (expense), as adjusted(2)	$(42)	$(113)	$25	$71	$(138)

(1)	Amounts included losses of $38 million, $18 million and $35 million attributable to consolidated variable interest entities for 2012, 2011 and 2010, respectively.
(2)	Net of net income (loss) attributable to NCI.

The components of non-operating income (expense), less net income (loss) attributable to NCI for 2012, 2011 and 2010 were as follows:

				Variance
(Dollar amounts in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net gain (loss) on investments(1)
Private equity	$36	$36	$31	$—	$5
Real estate	14	10	17	4	(7)
Distressed credit/mortgage funds	69	(13)	66	82	(79)
Hedge funds/funds of hedge funds	20	(5)	18	25	(23)
Other investments(2)	(2)	1	14	(3)	(13)

Sub-total	137	29	146	108	(117)
Investments related to deferred compensation plans	6	(3)	11	9	(14)

Total net gain (loss) on investments	143	26	157	117	(131)
Interest and dividend income	36	34	29	2	5
Interest expense	(215)	(176)	(150)	(39)	(26)

Net interest expense	(179)	(142)	(121)	(37)	(21)

Total non-operating income (expense)(1)	(36)	(116)	36	80	(152)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(6)	3	(11)	(9)	14

Non-operating income (expense), as adjusted(1)	$(42)	$(113)	$25	$71	$(138)

(1)	Net of net income (loss) attributable to NCI.
(2)	Amount included net gains (losses) related to equity and fixed income investments and BlackRock’s seed capital hedging program.

2012 Compared with 2011.

Net gains on investments increased $117 million from 2011 due to higher net positive marks in 2012 compared with 2011.

Net interest expense increased from 2011, primarily due to long-term debt issuances in May 2011 and May 2012. For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

2011 Compared with 2010.

Net gains on investments decreased $131 million during 2011 due to lower net positive marks in 2011 compared with 2010.

Net interest expense increased $21 million, or 17%, from 2010 primarily due to long-term debt issuances in May 2011, partially offset by higher interest and dividend income.

Income Tax Expense

	GAAP			As adjusted
(Dollar amounts in millions)	2012	2011	2010	2012	2011	2010
Income before income taxes(1)	$3,488	$3,133	$3,034	$3,532	$3,279	$3,192
Income tax expense	$1,030	$796	$971	$1,094	$1,040	$1,053
Effective tax rate	29.5%	25.4%	32.0%	31.0%	31.7%	33.0%

(1)	Net of net income (loss) attributable to NCI.

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

2012. The GAAP effective tax rate of 29.5% for 2012 included a $21 million benefit related to the resolution of certain outstanding tax positions and a $50 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities including tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

The as adjusted effective tax rate of 31.0% for 2012 excluded the $50 million net non-cash tax benefit mentioned above.

2011. The GAAP effective tax rate of 25.4% for 2011 included a $24 million benefit related to the resolution of certain outstanding tax positions and $198 million of net non-cash tax benefits due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation.

The 2011 as adjusted effective tax rate of 31.7% included the $24 million benefit related to the revaluation of certain deferred income tax liabilities and excluded the $198 million net non-cash benefit.

2010. The GAAP effective tax rate of 32.0% for 2010 included a $30 million non-cash tax benefit related to the revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets due to enacted U.K. tax legislation. In addition, 2010 included the effect of favorable tax rulings and the resolution of certain outstanding tax positions.

The as adjusted effective tax rate of 33.0% for 2010 excluded the $30 million non-cash tax benefit mentioned above.

Balance Sheet Overview

As Adjusted Balance Sheet

The following table presents a reconciliation of the Company’s consolidated statement of financial condition presented on a GAAP basis to the Company’s consolidated statement of financial condition excluding the impact of separate account assets and collateral held under securities lending agreements (directly related to lending securities held by separate account assets) and separate account liabilities and collateral liabilities under securities lending agreements, consolidated variable interest entities (“VIEs”) and consolidated sponsored investment funds.

The Company presents the as adjusted balance sheet as additional information to enable investors to eliminate gross presentation of certain assets that have equal and offsetting liabilities or non-controlling interests and ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations) or cash flows. Management reviews the Company’s as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of its total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

In addition, the Company records on its consolidated statements of financial condition the collateral received under securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral.

Consolidated VIEs

At December 31, 2012, BlackRock’s consolidated VIEs included CLOs and one investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

	December 31, 2012
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(Dollar amounts in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$4,606	$—	$—	$133	$4,473
Accounts receivable	2,250	—	—	—	2,250
Investments	1,750	—	—	94	1,656
Assets of consolidated VIEs	2,561	—	2,561	—	—
Separate account assets and collateral held under securities lending agreements	157,789	157,789	—	—	—
Other assets(1)	1,183	—	—	25	1,158

Sub-total	170,139	157,789	2,561	252	9,537
Goodwill and intangible assets, net	30,312	—	—	—	30,312

Total assets	$200,451	$157,789	$2,561	$252	$39,849

Liabilities
Accrued compensation and benefits	$1,547	$—	$—	$—	$1,547
Accounts payable and accrued liabilities	1,055	—	—	—	1,055
Borrowings(2)	5,787	—	—	—	5,787
Liabilities of consolidated VIEs	2,505	—	2,505	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	157,789	157,789	—	—	—
Deferred income tax liabilities	5,293	—	—	—	5,293
Other liabilities(3)	858	—	—	65	793

Total liabilities	174,834	157,789	2,505	65	14,475

Equity
Total stockholders’ equity(4)	25,403	—	29	—	25,374
Non-controlling interests	214	—	27	187	—

Total equity	25,617	—	56	187	25,374

Total liabilities and equity	$200,451	$157,789	$2,561	$252	$39,849

(1)	Amounts include due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amounts include short-term borrowings and long-term borrowings.
(3)	Amounts include due to related parties and other liabilities.
(4)	GAAP amount includes $29 million of appropriated retained earnings.

The following table presents selected significant components of BlackRock’s GAAP consolidated statements of financial condition at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011	Variance
(Dollar amounts in millions)			Amount	% Change
Assets:
Cash and cash equivalents	$4,606	$3,506	$1,100	31%
Accounts receivable	2,250	1,960	290	15%
Investments	1,750	1,631	119	7%
Goodwill and intangible assets, net	30,312	30,148	164	1%
Other assets(1)	1,183	1,169	14	1%

Liabilities:
Accrued compensation and benefits	1,547	1,383	164	12%
Accounts payable and accrued liabilities	1,055	923	132	14%
Borrowings(2)	5,787	4,790	997	21%
Deferred income tax liabilities	5,293	5,323	(30)	(1%)
Other liabilities(3)	858	743	115	15%

Stockholders’ equity	25,403	25,048	355	1%

(1)	Amounts include due from related parties, deferred sales commissions, property and equipment and other assets.
(2)	Amounts include short-term and long-term borrowings.
(3)	Amounts include due to related parties and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2012 and December 31, 2011 included $133 million and $196 million of cash held by consolidated sponsored investment funds, respectively. See Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2012.

Accounts Receivable. Accounts receivable at December 31, 2012 increased $290 million from December 31, 2011, primarily reflecting higher receivables resulting from an increase in base fees related to AUM growth and higher performance fees, and an increase in unit trust receivables, substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities.

Investments. BlackRock reports its investments on a GAAP basis, which includes investments that are held by sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP. As a result, management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that do not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that are owned by the Company, net of NCI, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock.

The Company further presents total net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by total return swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(Dollar amounts in millions)	December 31, 2012	December 31, 2011
Total investments, GAAP	$1,750	$1,631
Investments held by consolidated sponsored investment funds(1)	(524)	(587)
Net exposure to consolidated investment funds	430	475

Total investments, as adjusted	1,656	1,519
Federal Reserve Bank stock(2)	(89)	(328)
Carried interest	(85)	(21)
Deferred compensation investments	(62)	(65)
Hedged investments	(209)	(43)

Total “economic” investment exposure	$1,211	$1,062

(1)

At December 31, 2012 and December 31, 2011, approximately $524 million and $587 million, respectively, of BlackRock’s total GAAP investments were maintained in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

(2)	The decrease of $239 million related to a lower holding requirement of Federal Reserve Bank stock held by BlackRock Institutional Trust Company, N.A. (“BTC”).

Total investments, as adjusted, at December 31, 2012 increased $137 million from December 31, 2011, resulting from $765 million of purchases/capital contributions, $185 million from positive market valuations and earnings from equity method investments, and $64 million from net additional carried interest capital allocations, partially offset by $742 million of sales/maturities and $135 million of distributions representing return of capital and return on investments.

The following table represents the carrying value of investments, by asset type, at December 31, 2012 and December 31, 2011:

(Dollar amounts in millions)	December 31, 2012	December 31, 2011	Variance
			Amount	% Change
Private equity	$298	$306	$(8)	(3%)
Real estate	122	108	14	13%
Distressed credit/mortgage funds	214	217	(3)	(1%)
Hedge funds/funds of hedge funds	159	167	(8)	(5%)
Other investments(1)	418	264	154	58%

Total “economic” investment exposure	$1,211	$1,062	$149	14%

(1)

Other investments primarily include seed investments in fixed income, commodities and equity funds/strategies as well as U.K. government securities held for regulatory purposes. The increase in other investments reflected higher seed investments in fourth quarter 2012.

The following table represents investments, as adjusted at December 31, 2012:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at December 31, 2012
Total investments, as adjusted(2)	$541	$196	$548	$371	$1,656

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

(2)

Amounts include BlackRock’s portion of cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, to the Company’s consolidated financial statements contained in Part II, Item 8 of this filing, for total GAAP investments.

Goodwill and Intangible Assets. Goodwill and intangible assets at December 31, 2012 increased $164 million from December 31, 2011, primarily due to the SRPEP and Claymore Transactions, partially offset by $157 million of amortization expense.

Other Assets. Other assets at December 31, 2012 increased $14 million from December 31, 2011, primarily related to higher earnings from certain operating advisory company investments and an increase in property and equipment, partially offset by a decline in receivables from related parties and lower current income taxes receivable.

Accrued Compensation and Benefits. Accrued compensation and benefits at December 31, 2012 increased $164 million from December 31, 2011, primarily related to higher 2012 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at December 31, 2012 increased $132 million from December 31, 2011, due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable), increased accruals, including direct fund expenses and marketing and higher current income taxes payable.

Borrowings. Borrowings at December 31, 2012 increased $997 million from December 31, 2011 primarily resulting from $1.5 billion of net proceeds from new issuances of long-term borrowings, partially offset by repayments of $500 million.

Deferred Income Tax Liabilities. Net deferred income tax liabilities at December 31, 2012 decreased $30 million, primarily as a result of the effects of temporary differences associated with deferred stock compensation and investment income offset by the Claymore Transaction. In addition, the decrease related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

Other Liabilities. Other liabilities at December 31, 2012 increased $115 million from December 31, 2011, primarily resulting from an increase in deferred carried interest, liabilities of consolidated funds and other operating liabilities.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2012 increased $355 million from December 31, 2011, resulting from $2.5 billion of net income attributable to BlackRock, $451 million of stock-based compensation expense, $64 million excess tax benefits from vested stock-based compensation, $53 million of foreign currency translation adjustments and $56 million of issuances of common shares related to employee stock transactions. The increase in stockholders’ equity was partially offset by $1.7 billion of share repurchases and $1.1 billion of cash dividend payments.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(Dollar amounts in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2010	$3,367	$65	$—	$3,302
Cash flows from operating activities	2,826	42	136	2,648
Cash flows from investing activities	(204)	24	—	(228)
Cash flows from financing activities	(2,485)	65	(136)	(2,414)
Effect of exchange rate changes on cash and cash equivalents	2	—	—	2

Net change in cash and cash equivalents	139	131	—	8

Cash and cash equivalents, December 31, 2011	$3,506	$196	$—	$3,310

Cash flows from operating activities	2,240	(256)	(227)	2,723
Cash flows from investing activities	(266)	(211)	—	(55)
Cash flows from financing activities	(944)	404	227	(1,575)
Effect of exchange rate changes on cash and cash equivalents	70	—	—	70

Net change in cash and cash equivalents	1,100	(63)	—	1,163

Cash and cash equivalents, December 31, 2012	$4,606	$133	$—	$4,473

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

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2012 were $55 million and primarily included $435 million of purchases of investments, $267 million related to the Claymore and SRPEP Transactions and $150 million of purchases of property and equipment, partially offset by $724 million of net proceeds from sales and maturities of investments and $73 million of return of capital from equity method investees.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the year ended December 31, 2012 were $1.6 billion, including $1.7 billion of share repurchases, including $1.0 billion from Barclays, $500 million in open market transactions, and $0.2 billion of employee tax withholdings related to employee stock transactions, $1.1 billion of payments for cash dividends and a $0.5 billion repayment of long-term debt. Cash outflows from financing activities were partially offset by cash inflows related to $1.5 billion of net proceeds from long-term borrowings, $74 million of excess tax benefits from stock-based compensation and $47 million of proceeds from stock options exercised.

Capital Resources

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Capital resources at December 31, 2012 and 2011 were as follows:

(Dollar amounts in millions)	December 31, 2012	December 31, 2011	Variance
			Amount	% Change
Cash and cash equivalents	$4,606	$3,506	$1,100	31%
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(133)	(196)	63	32%

Subtotal	4,473	3,310	1,163	35%
Credit facility – undrawn	3,685	3,400	285	8%

Total liquidity	$8,158	$6,710	$1,448	22%

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased $1.4 billion during 2012, primarily reflecting positive operating cash flows, proceeds from long-term debt issuances in May 2012 and the increased aggregate commitment of the 2012 credit facility from $3.5 billion to $3.785 billion, partially offset by share repurchases, including $1.0 billion from Barclays and $500 million in open market transactions, and the long-term debt repayments of $500 million. A portion of liquidity may be utilized to pay down the current portion of long-term debt maturing in 2013.

Share Repurchase Approvals. In January 2013, the Board of Directors (the “Board”) approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock.

In February 2012, the Board approved an increase in the availability under the Company’s then existing share repurchase program to allow for the repurchase of up to 5.0 million shares. The Company repurchased 2,726,600 shares in open market transactions for approximately $500 million during 2012. As of December 31, 2012, there were 2,725,400 shares still authorized to be repurchased, which are included in the total January 2013 Board authorization of 10.2 million shares.

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

At December 31, 2012, the Company was required to maintain approximately $1,209 million, compared with $1,196 million at December 31, 2011, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Services Authority in the United Kingdom and the Company’s broker-dealers, and was in compliance with all applicable regulatory minimum net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As of December 31, 2012, the Company has not provided for U.S. federal and state income taxes on approximately $2,125 million of undistributed earnings of its foreign subsidiaries. Such earnings are considered indefinitely reinvested outside the United States. The Company’s current plans do not demonstrate a need to repatriate these funds.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2012:

(Dollar amounts in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations and commitments:

Short-term borrowings:
Principal	$100	$—	$—	$—	$—	$—	$100

Long-term borrowings(1):
Principal	750	1,000	750	—	700	2,500	5,700
Interest(2)	200	196	156	151	151	342	1,196
Operating leases	134	122	113	104	105	784	1,362
Purchase obligations	78	70	34	23	8	—	213
Investment commitments	235	—	—	—	—	—	235

Total contractual obligations and commitments	1,497	1,388	1,053	278	964	3,626	8,806

Contingent obligations:
Contingent distribution obligations	179	—	—	—	—	—	179

Total contractual obligations, commitments and contingent obligations(3)	$1,676	$1,388	$1,053	$278	$964	$3,626	$8,985

(1)	Long-term borrowings exclude the borrowings of consolidated CLOs. The Company has no obligation to settle the liabilities of these CLOs.
(2)	Interest payable on the 2013 floating rate notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap entered into in conjunction with the obligation.
(3)

As of December 31, 2012, the Company had $313 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

Short-term Borrowings.

The following describes the Company’s short-term borrowing arrangements that the Company has access to utilize.

2012 Revolving Credit Facility. In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.085% and a maturity during January 2013. During January 2013, the Company rolled over the $100 million in borrowings at an interest rate of 1.085% and a maturity during February 2013. During February 2013, the Company rolled over the $100 million in borrowings at an interest rate of 1.075% and a maturity during March 2013.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program to $3.5 billion. On May 17, 2012, BlackRock increased the maximum aggregate amount to $3.785 billion. The CP Program is currently supported by the 2012 credit facility. As of December 31, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

Long-term Borrowings. At December 31, 2012, the principal amount of long-term borrowings, including current portion, was $5.7 billion.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured and unsubordinated notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.

2012, 2014 and 2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, which were repaid in December 2012, and $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP program, which was used to finance a portion of the BGI Transaction, and for general corporate purposes. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. Interest on the 2014 Notes and 2019 Notes of approximately $35 million and $50 million per year, respectively, is payable semi-annually in arrears on June 10 and December 10 of each year. In 2012, approximately $96 million of interest was paid related to the 2012, 2014 and 2019 Notes.

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of its obligation at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011. The interest rate swap effectively converts the 2013 Floating Rate Notes to a fixed rate obligation.

2015 and 2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes maturing in June 2015 (the “2015 Notes”) and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2015 Notes and 2022 Notes of approximately $10 million and $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year, which commenced December 1, 2012. The 2015 Notes and 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2015 and 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2035. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2012, the Company’s obligations primarily reflected standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. Purchase obligations are recorded on the Company’s financial statements when services are provided and, as such, obligations for services not received are not included in the consolidated statement of financial condition at December 31, 2012.

Investment Commitments. At December 31, 2012, the Company had $235 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw-back. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments, or cash to the extent that it is distributed, as a deferred carried interest liability on its consolidated statements of financial condition. Carried interest is realized and recorded as performance fees on its consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable.

Indemnifications. In many of the Company’s contracts, including the BGI, MLIM and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2012. See further discussion in Note 12, Commitments and Contingencies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

On behalf of certain clients the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. The amount of securities on loan as of December 31, 2012 and subject to indemnification was $99.5 billion. The Company held, as agent, cash and securities totaling $104.8 billion as collateral for indemnified securities on loan at December 31, 2012. As part of the Barclays Global Investors (“BGI”) acquisition, Barclays was contractually obligated to continue providing counterparty default indemnification to certain BlackRock securities lending clients through December 1, 2012. BlackRock assumed these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. The amount of client balances indemnified increased in the fourth quarter 2012 due to the Company’s assumption of Barclays’ indemnification obligations on December 1, 2012. The fair value of these indemnifications was not material at December 31, 2012. The Company currently expects indemnified balances to continue to increase over time.

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

Contingent Distribution Obligations. In November 2010, BlackRock entered into a second amended and restated global distribution agreement with Merrill Lynch, which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of AUM maintained in certain BlackRock products. The economic terms of the agreement will remain in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are satisfied. The obligation for 2014, 2015 and 2016 is not included in the table above as the amounts are not currently determinable.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the table contractual obligations and commitments above. These arrangements are discussed in more detail in Notes 13, Stock-Based Compensation, and 14, Employee Benefit Plans, to the consolidated financial statements beginning on page F-1 of this Form 10-K. Accrued compensation and benefits at December 31, 2012 totaled $1,547 million and included incentive compensation of $1,168 million, deferred compensation of $137 million and other compensation and benefits related obligations of $242 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2013, while the deferred compensation obligations are generally payable over periods up to five years.

Separate Account Liabilities. At December 31, 2012, the Company had $134.8 billion of separate account assets and offsetting liabilities on the consolidated statement of financial condition. The payment of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

Short-Term Investment Funds. Barclays has provided capital support agreements to support certain cash management funds acquired by BlackRock in the BGI Transaction. Pursuant to the terms of the capital support agreements, Barclays agreed to cover losses on covered securities within the products in the aggregate of up to $2.2 billion from December 1, 2009 through December 1, 2013 or until certain criteria were met. BlackRock and Barclays have procedures in place to determine loss events on covered securities within the products and to ensure support payments from Barclays. On October 9, 2012, BlackRock, on behalf of two of these funds, negotiated amendments to these capital support agreements to release Barclays from coverage provided for defaults on 51 covered securities (with an estimated value of approximately $750 million) held in the funds in exchange for a payment by Barclays to the funds of $70 million. The payment was in an amount in excess of the payments that were expected under the Barclays capital support agreements. The Barclays capital support agreements continued in effect for the remaining covered securities in these two funds, and after this transaction, at October 10, 2012, Barclays’ remaining potential obligation in the aggregate under the capital support agreements was $1.6 billion. The support agreements for these two funds had a termination date of December 1, 2013 subject to an early termination option in the event that the applicable fund’s market value remained above a certain net asset value per unit for 120 consecutive days. Barclays exercised its termination option for these two funds on December 7, 2012 and January 3, 2013. After these terminations, at January 31, 2013, Barclays’ remaining maximum potential obligation in the aggregate under the capital support agreements was not material.

As previously mentioned, the fourth quarter 2012 results included a one-time $30 million charge related to a contribution to certain of these STIFs. This contribution resulted from actions taken to ensure compliance with new regulations from the Office of the Comptroller of the Currency (“OCC”) taking effect in July 2013 that further limit a STIF’s weighted-average portfolio life maturity. BlackRock chose to sell certain securities held within STIFs and to make a one-time contribution to the STIFs to maintain the value of the funds while ensuring compliance with the new OCC rules. The securities sold were held in funds managed by BGI prior to BlackRock’s acquisition of BGI. Until adoption of the new STIF regulations, BlackRock had been pursuing a strategy to hold these securities as market values improved over time. As a result of the fourth quarter security sales, these STIFs are currently in compliance with the new OCC rules.

At December 31, 2012, BlackRock concluded that although these funds were VIEs, it was not the primary beneficiary (“PB”) of these funds.

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

Significant judgment is required in the determination of whether the Company is the PB of a VIE. If the Company is determined to be the PB of a VIE, BlackRock will consolidate the entity. In order to determine whether the Company is the PB of a VIE for entities that meet the conditions of ASU 2010-10, management must make significant estimates and assumptions of projected future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs that do not meet the conditions of ASU 2010-10 and sponsored investment funds, which may be considered VIEs.

At December 31, 2012, the following balances related to consolidated VIEs including CLOs and an investment fund on the consolidated statements of financial condition:

(Dollar amounts in millions)	CLOs	Sponsored Private Equity Fund	Total Consolidated VIEs
Assets of consolidated VIEs:
Cash and cash equivalents	$294	$3	$297
Bank loans, bonds and other investments	2,240	24	2,264
Liabilities of consolidated VIEs:
Borrowings	(2,402)	—	(2,402)
Other liabilities	(103)	—	(103)
Appropriated retained earnings	(29)	—	(29)
Non-controlling interests of consolidated VIEs	—	(27)	(27)

Total BlackRock net interests in consolidated VIEs	$—	$—	$—

At December 31, 2012, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. In accordance with consolidation accounting guidance for VIEs, BlackRock was determined to be the PB for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLO that most significantly impact the entity’s economic performance and has the right to receive benefits that potentially could be significant to the VIE. At December 31, 2012, the Company had $2,534 million and $2,505 million in assets and liabilities, respectively, on its consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLO’s assets and liabilities. The changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with these VIEs.

At December 31, 2012, BlackRock was determined to be the PB of one sponsored private equity investment fund of funds in which it had a non-substantive investment and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limits the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At December 31, 2012, the Company had recorded $3 million,

$24 million and $27 million in cash and cash equivalents, private equity investments and nonredeemable non-controlling interests of consolidated VIEs, respectively, on the consolidated statement of financial condition related to this VIE. The changes in the fair value of the assets and liabilities of this VIE have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss with its involvement with this VIE.

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

At December 31, 2012 and 2011, as a result of consolidation of various investment products deemed to be voting rights entities, including products where BlackRock owns 50% of greater of the voting rights of the product, under the consolidation policies described above, the Company had the following balances on its consolidated statements of financial condition:

(Dollar amounts in millions)	December 31, 2012	December 31, 2011
Cash and cash equivalents	$133	$196
Investments:
Trading investments	123	214
Other investments	401	373
Other assets	25	5
Other liabilities	(65)	(37)
Non-controlling interests	(187)	(276)

BlackRock’s net interests in consolidated investment funds	$430	$475

The Company retained the specialized accounting of these investment funds pursuant to ASC 810-10. VIEs, including a consolidated sponsored investment fund and CLOs, were excluded from the balances above as these balances are reported separately on the consolidated statements of financial condition.

Investments

Equity Method Investments. For equity investments where BlackRock does not control the investee, and where it is not the PB of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of BlackRock’s advisory agreement or other agreements with the investee, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund’s operating documents and the relationship between BlackRock and other investors in the entity.

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

At December 31, 2012, the Company had $604 million and $124 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2011, the Company had $476 million and $80 million of equity method investees reflected in investments and other assets, respectively.

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

When the fair value of available-for-sale securities is lower than cost, the Company evaluates the security to determine whether the impairment is considered to be “other-than-temporary”.

In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income (expense) on the consolidated statement of income.

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

Evaluation of securities impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the consolidated statements of income.

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

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”), which in accordance with GAAP, are calculated under fair value measures and the changes are equal to the earnings of such funds), ETFs, listed equities and certain exchange-traded derivatives.

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

limited partnership interests in hedge funds valued based on NAV (or its equivalent) where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over–the-counter derivatives, including interest and inflation rate swaps and foreign exchange currency contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Certain investments that are valued using NAV (or its equivalent) and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3.

•

Level 3 assets may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, funds of hedge funds, direct private equity investments held within consolidated funds, bonds and bank loans.

•	Level 3 liabilities include borrowings of consolidated CLOs valued based upon non-binding single-broker quotes.

•

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. BlackRock’s $679 million of Level 3 investments or 39% of total GAAP investments at December 31, 2012 primarily included the above mentioned co-investments.

Significance of Inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation Techniques. The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. Such quotes and modeled prices are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment and other analytical procedures.

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

Changes in Valuation. Changes in value on $1,275 million of investments will impact the Company’s non-operating income (expense), $158 million will impact accumulated other comprehensive income, $232 million are held at cost or amortized cost and the remaining $85 million relates to carried interest which will not impact non-operating income (expense). As of December 31, 2012, changes in fair value of approximately $524 million of such investments within consolidated sponsored investment funds will impact BlackRock’s net income (loss) attributable to non-controlling interests expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds was $430 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open- and closed-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2012, ranged from 1 to 12 years with a weighted-average remaining estimated useful life of 4.9 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment test performed as of July 31, 2012 indicated that no impairment charge was required. The Company continuously monitors its book value per share as compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2012, the Company’s common stock closed at $206.71, which exceeded its book value per share of approximately $148.20 after excluding appropriated retained earnings.

Indefinite-lived and finite-lived intangibles. The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-life and finite-life classifications are still appropriate. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considers other factors including: (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $157 million, $156 million and $160 million for 2012, 2011 and 2010, respectively.

In 2012, 2011 and 2010, the Company performed impairment tests that indicated no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Income Taxes. The Company accounts for income taxes under the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Deferred income tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes, that require significant management judgment. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2012, BlackRock had $404 million of gross unrecognized tax benefits, of which $250 million, if recognized, would affect the effective tax rate.

In accordance with ASC 740, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2012, the Company had deferred tax assets of $4 million and deferred tax liabilities of approximately $5,293 million on the consolidated statement of financial condition. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. ASC 740 requires the Company to assess whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

At December 31, 2012, the Company had recorded a deferred tax asset of $71 million for unrealized investment losses; however, no valuation allowance has been established because the Company expects to hold certain equity method investments which invest in fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the consolidated statements of income in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 19, Income Taxes, to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $102 million and current income taxes payables of $121 million at December 31, 2012.

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

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principle Agent Considerations (“ASC 605-45”), and records its management fees net of retrocessions. Retrocessions for 2012, 2011 and 2010 were $793 million, $928 million and $831 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For 2012, 2011 and 2010, securities lending revenue totaled $510 million, $397 million and $325 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

The Company receives investment advisory performance fees or incentive allocation from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the years ended December 31, 2012, 2011 and 2010, performance fee revenue totaled $463 million, $371 million and $540 million, respectively. In addition, the Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments or cash to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is realized and recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable. The Company records realized carried interest as performance fees on its consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2012 and 2011, the Company had $97 million and $33 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For 2012, 2011 and 2010, BlackRock Solutions and advisory revenue totaled $518 million, $510 million and $460 million, respectively.

Adjustments to revenue arising from initial estimates historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on the fair value of AUM and since the Company does not record performance revenues until performance thresholds have been exceeded and the likelihood of claw-back is mathematically improbable.

Accounting Developments

For accounting pronouncements the Company adopted during 2012 and for recent accounting pronouncements not yet adopted, see Note 2 to the consolidated financial statements.

Recent Developments

BlackRock holds an approximately one-third equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”), accounted for as an equity method investment. PennyMac Financial Services, Inc., which is proposed to become a holding company of PennyMac, recently filed a Form S-1 with the SEC to effectively take PennyMac public. A successful offering by PennyMac may require BlackRock to adjust its investment in PennyMac at the time of the offering. Given the uncertain nature of the registration and offering process for PennyMac, the amount and timing of any such potential gains or changes in carrying values is uncertain.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2012, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks. As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments to be made by the Company, requiring, among other things, that investments be reviewed by certain senior officers of the Company, and that certain investments may be referred to the Audit Committee or the Board of Directors, depending on the circumstances, for approval.

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain investments. At December 31, 2012, the outstanding total return swaps had an aggregate notional value of approximately $206 million.

At December 31, 2012, approximately $524 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

	December 31, 2012	December 31, 2011	Variance
(Dollar amounts in millions)			Amount	% Change
Total investments, GAAP	$1,750	$1,631	$119	7%
Investments held by consolidated sponsored investment funds	(524)	(587)	63	11%
Net exposure to consolidated investment funds	430	475	(45)	(10%)

Total investments, as adjusted	1,656	1,519	137	9%
Federal Reserve Bank stock	(89)	(328)	239	73%
Carried interest	(85)	(21)	(64)	(305%)
Deferred compensation investments	(62)	(65)	3	5%
Hedged investments	(209)	(43)	(166)	(386%)

Total “economic” investment exposure	$1,211	$1,062	$149	14%

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At December 31, 2012, the Company’s net exposure to market price risk in its investment portfolio was approximately $609 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $60.9 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At December 31, 2012, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $602 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $8.0 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro was $156 million at December 31, 2012. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $15.6 million decline in the carrying value of such investments.

Other Market Risks. By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At December 31, 2012, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $79 million.

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

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2012 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2013

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

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2012 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.

3.3	Amended and Restated Bylaws of BlackRock.

3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.6(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.7(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.3(7)	Form of 6.25% Notes due 2017.

4.4(8)	Form of 3.50% Notes due 2014.

4.5(8)	Form of 5.00% Notes due 2019.

4.6(9)	Form of Floating Rate Notes due 2013.

4.7(9)	Form of 4.25% Notes due 2021.

4.8(10)	Form of 1.375% Notes due 2015.

4.9(10)	Form of 3.375% Notes due 2022.

10.1(11)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +

10.2(12)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.3(13)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.4(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.5(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.8(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.9(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(5)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.11(15)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.12(16)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.13(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.14(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.15(18)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+

10.16(19)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.

10.17(20)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

Exhibit No.	Description

10.18(21)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.

10.19(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.20(22)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.21(23)	Third Amended and Restated Stockholder Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.22(24)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.23(25)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers

Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(26)	Stock Repurchase Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.

10.25(26)	Exchange Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.

10.26(26)	Exchange Agreement, dated as of May 21, 2012, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and BlackRock.

10.27(27)	Letter Agreement, dated November 20, 2012, between Susan L. Wagner and BlackRock. +

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.
(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.
(11)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(12)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.
(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 17, 2010.
(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(25)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 23, 2012.
(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 27, 2012.

+	Denotes compensatory plans or arrangements
†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2013

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Ann Marie Petach, Matthew Mallow, Daniel R. Waltcher and Harris Oliner, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ ANN MARIE PETACH Ann Marie Petach	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/S/ JOSEPH FELICIANI, JR. Joseph Feliciani, Jr.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/S/ ABDLATIF Y. AL-HAMAD	Director	February 28, 2013
Abdlatif Y. Al-Hamad

/S/ MATHIS CABIALLAVETTA	Director	February 28, 2013
Mathis Cabiallavetta

/S/ DENNIS D. DAMMERMAN	Director	February 28, 2013
Dennis D. Dammerman

/S/ WILLIAM S. DEMCHAK	Director	February 28, 2013
William S. Demchak

/S/ JESSICA EINHORN	Director	February 28, 2013
Jessica Einhorn

/S/ FABRIZIO FREDA	Director	February 28, 2013
Fabrizio Freda

Signature	Title	Date

/S/ MURRY S. GERBER	Director	February 28, 2013
Murry S. Gerber

/S/ JAMES GROSFELD	Director	February 28, 2013
James Grosfeld

/S/ ROBERT S. KAPITO	Director	February 28, 2013
Robert S. Kapito

/S/ DAVID H. KOMANSKY	Director	February 28, 2013
David H. Komansky

/S/ SIR DERYCK MAUGHAN	Director	February 28, 2013
Sir Deryck Maughan

/S/ THOMAS K. MONTAG	Director	February 28, 2013
Thomas K. Montag

/S/ THOMAS H. O’BRIEN	Director	February 28, 2013
Thomas H. O’Brien

/S/ JAMES E. ROHR	Director	February 28, 2013
James E. Rohr

/S/ IVAN G. SEIDENBERG	Director	February 28, 2013
Ivan G. Seidenberg

/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2013
Marco Antonio Slim Domit

/S/ JOHN S. VARLEY	Director	February 28, 2013
John S. Varley

/S/ SUSAN L. WAGNER	Director	February 28, 2013
Susan L. Wagner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2013

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in millions, except per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$4,606	$3,506
Accounts receivable	2,250	1,960
Due from related parties	77	142
Investments	1,750	1,631
Assets of consolidated variable interest entities:
Cash and cash equivalents	297	54
Bank loans and other investments	2,264	1,639
Separate account assets	134,768	118,871
Collateral held under securities lending agreements	23,021	20,918
Deferred sales commissions, net	24	38
Property and equipment (net of accumulated depreciation of $572 and $483 at December 31, 2012 and 2011, respectively)	557	537
Intangible assets (net of accumulated amortization of $899 and $751 at December 31, 2012 and 2011, respectively)	17,402	17,356
Goodwill	12,910	12,792
Other assets	525	452

Total assets	$200,451	$179,896

Liabilities
Accrued compensation and benefits	$1,547	$1,383
Accounts payable and accrued liabilities	1,055	923
Due to related parties	14	22
Short-term borrowings	100	100
Liabilities of consolidated variable interest entities:
Borrowings	2,402	1,574
Other liabilities	103	9
Long-term borrowings	5,687	4,690
Separate account liabilities	134,768	118,871
Collateral liabilities under securities lending agreements	23,021	20,918
Deferred income tax liabilities	5,293	5,323
Other liabilities	844	721

Total liabilities	174,834	154,534

Commitments and contingencies (Note 12)
Temporary equity
Redeemable non-controlling interests	32	92
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	2	1

Shares authorized: 500,000,000 at December 31, 2012 and 2011; Shares issued: 171,252,185 and 139,880,380 at December 31, 2012 and 2011, respectively; Shares outstanding: 168,875,304 and 138,463,135 at December 31, 2012 and 2011, respectively;

Series B non-voting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2012 and 2011; Shares issued and outstanding: 823,188 and 38,328,737 at December 31, 2012 and 2011, respectively;
Series C non-voting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2012 and 2011; Shares issued and outstanding: 1,517,237 at December 31, 2012 and 2011, respectively
Additional paid-in capital	19,419	20,275
Retained earnings	6,444	5,046
Appropriated retained earnings	29	72
Accumulated other comprehensive loss	(59)	(127)
Escrow shares, common, at cost (3,603 shares held at December 31, 2011)	—	(1)
Treasury stock, common, at cost (2,376,881 and 1,413,642 shares held at December 31, 2012 and 2011, respectively)	(432)	(218)

Total BlackRock, Inc. stockholders’ equity	25,403	25,048
Nonredeemable non-controlling interests	155	184
Nonredeemable non-controlling interests of consolidated variable interest entities	27	38

Total permanent equity	25,585	25,270

Total liabilities, temporary equity and permanent equity	$200,451	$179,896

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in millions, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$5,292	$5,303	$4,893
Other third parties	2,780	2,593	2,397

Total investment advisory, administration fees and securities lending revenue	8,072	7,896	7,290
Investment advisory performance fees	463	371	540
BlackRock Solutions and advisory	518	510	460
Distribution fees	71	100	116
Other revenue	213	204	206

Total revenue	9,337	9,081	8,612

Expenses
Employee compensation and benefits	3,287	3,199	3,097
Distribution and servicing costs
Related parties	4	5	226
Other third parties	360	381	182
Amortization of deferred sales commissions	55	81	102
Direct fund expenses	591	563	493
General and administration	1,359	1,415	1,354
Restructuring charges	—	32	—
Amortization of intangible assets	157	156	160

Total expenses	5,813	5,832	5,614

Operating income	3,524	3,249	2,998

Non-operating income (expense)
Net gain (loss) on investments	163	46	179
Net gain (loss) on consolidated variable interest entities	(38)	(18)	(35)
Interest and dividend income	36	34	29
Interest expense	(215)	(176)	(150)

Total non-operating income (expense)	(54)	(114)	23

Income before income taxes	3,470	3,135	3,021
Income tax expense	1,030	796	971

Net income	2,440	2,339	2,050
Less:
Net income (loss) attributable to redeemable non-controlling interests	9	—	3
Net income (loss) attributable to nonredeemable non-controlling interests	(27)	2	(16)

Net income attributable to BlackRock, Inc.	$2,458	$2,337	$2,063

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$14.03	$12.56	$10.67
Diluted	$13.79	$12.37	$10.55
Cash dividends declared and paid per share	$6.00	$5.50	$4.00
Weighted-average common shares outstanding:
Basic	174,961,018	184,265,367	190,554,510
Diluted	178,017,679	187,116,410	192,692,047

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in millions)

	Year ended December 31,
	2012	2011	2010
Net income	$2,440	$2,339	$2,050
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	26	(3)	3
Less: reclassification adjustment included in net income	6	1	1

Net change from available-for-sale investments, net of tax (1)	20	(4)	2
Benefit plans, net	(5)	—	(1)
Foreign currency translation adjustments	53	(27)	(1)

Other comprehensive income (loss)	68	(31)	—

Comprehensive income	2,508	2,308	2,050
Less: Comprehensive income (loss) attributable to non-controlling interests	(18)	2	(13)

Comprehensive income attributable to BlackRock, Inc.	$2,526	$2,306	$2,063

(1)	The tax benefit (expense) on unrealized holding gains (losses) was $(8) million, $3 million and $(2) million in 2012, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2009	$22,129	$2,436	$—	$(96)	$(137)	$(3)	$24,329	$224	$—	$24,553	$49
January 1, 2010 initial recognition of ASU 2009-17	—	—	114	—	—	—	114	(49)	49	114	—
Net income	—	2,063	—	—	—	—	2,063	19	(35)	2,047	3
Allocation of losses of consolidated collateralized loan obligations	—	—	(39)	—	—	—	(39)	—	39	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(776)	—	—	—	—	(776)	—	—	(776)	—
Release of common stock from escrow agent in connection with Quellos Transaction	—	—	—	—	136	—	136	—	—	136	—
Stock-based compensation	444	—	—	—	—	1	445	—	—	445	—
PNC preferred stock capital contribution	5	—	—	—	—	—	5	—	—	5	—
Merrill Lynch cash capital contribution	10	—	—	—	—	—	10	—	—	10	—
Exchange of common stock for preferred shares series B	128	—	—	—	—	(128)	—	—	—	—	—
Issuance of common shares related to employee stock transactions	(202)	—	—	—	—	217	15	—	—	15	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(124)	(124)	—	—	(124)	—
Shares repurchased	—	—	—	—	—	(140)	(140)	—	—	(140)	—
Convertible debt conversions, net of tax	(54)	—	—	—	—	66	12	—	—	12	—
Net tax benefit (shortfall) from stock-based compensation	44	—	—	—	—	—	44	—	—	44	—
Subscriptions/(redemptions/distributions) – non-controlling interest holders	—	—	—	—	—	—	—	(6)	(8)	(14)	124
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(170)
Other changes in non-controlling interests	—	—	—	—	—	—	—	1	—	1	—

December 31, 2010	$22,504	$3,723	$75	$(96)	$(1)	$(111)	$26,094	$189	$45	$26,328	$6

(1)	Amount includes $1 million of common stock at par value and $1 million of preferred stock at par value at both December 31, 2010 and 2009.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Non redeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	$(96)	$(1)	$(111)	$26,094	$189	$45	$26,328	$6
Net income	—	2,337	—	—	—	—	2,337	20	(18)	2,339	—
Consolidation of a collateralized loan obligation	—	—	19	—	—	—	19	—	—	19	—
Allocation of losses of consolidated collateralized loan obligations	—	—	(22)	—	—	—	(22)	—	22	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(1,014)	—	—	—	—	(1,014)	—	—	(1,014)	—
Stock-based compensation	494	—	—	—	—	3	497	—	—	497	—
PNC preferred stock capital contribution	200	—	—	—	—	—	200	—	—	200	—
Retirement of preferred stock	(200)	—	—	—	—	—	(200)	—	—	(200)	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(208)	—	—	—	—	228	20	—	—	20	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(239)	(239)	—	—	(239)	—
Shares repurchased	(2,545)	—	—	—	—	(100)	(2,645)	—	—	(2,645)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5	—
Net tax benefit (shortfall) from stock-based compensation	12	—	—	—	—	—	12	—	—	12	—
Subscriptions/(redemptions/distributions) – non-controlling interest holders	—	—	—	—	—	—	—	(25)	(11)	(36)	90
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(4)
Foreign currency translation adjustments	7	—	—	—	—	—	7	—	—	7	—
Other comprehensive income (loss)	—	—	—	(31)	—	—	(31)	—	—	(31)	—

December 31, 2011	$20,276	$5,046	$72	$(127)	$(1)	$(218)	$25,048	$184	$38	$25,270	$92

(1)	Amount includes $1 million of common stock at par value at both December 31, 2011 and 2010 and $1 million of preferred stock at par value at December 31, 2010.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(Dollar amounts in millions)

	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Non redeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity(2)
December 31, 2011	$20,276	$5,046	$72	$(127)	$(1)	$(218)	$25,048	$184	$38	$25,270	$92
Net income	—	2,458	—	—	—	—	2,458	11	(38)	2,431	9
Allocation of losses of consolidated collateralized loan obligations	—	—	(43)	—	—	—	(43)	—	43	—	—
Release of common stock from escrow	(1)	—	—	—	1	—	—	—	—	—	—
Dividends paid	—	(1,060)	—	—	—	—	(1,060)	—	—	(1,060)	—
Stock-based compensation	451	—	—	—	—	—	451	—	—	451	—
Merrill Lynch cash capital contribution	7	—	—	—	—	—	7	—	—	7	—
Issuance of common shares related to employee stock transactions	(376)	—	—	—	—	432	56	—	—	56	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(146)	(146)	—	—	(146)	—
Shares repurchased	(1,000)	—	—	—	—	(500)	(1,500)	—	—	(1,500)	—
Net tax benefit (shortfall) from stock-based compensation	64	—	—	—	—	—	64	—	—	64	—
Subscriptions/(redemptions/distributions) – non-controlling interest holders	—	—	—	—	—	—	—	(33)	(10)	(43)	343
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(7)	(6)	(13)	(412)
Other comprehensive income (loss)	—	—	—	68	—	—	68	—	—	68	—

December 31, 2012	$19,421	$6,444	$29	$(59)	$—	$(432)	$25,403	$155	$27	$25,585	$32

(1)	Amount includes $2 million and $1 million of common stock at par value at December 31, 2012 and 2011, respectively.
(2)	Amounts include $89 million of redemptions and $89 million of net consolidations related to consolidated variable interest entities (“VIEs”).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$2,440	$2,339	$2,050
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	295	299	310
Amortization of deferred sales commissions	55	81	102
Stock-based compensation	451	497	445
Deferred income tax expense (benefit)	(61)	(137)	3
Net (gains) losses on non-trading investments	(43)	(40)	(62)
Purchases of investments within consolidated sponsored investment funds	(108)	(41)	(26)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	96	50	54
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(24)	54	(45)
Net losses within consolidated VIEs	38	18	35
Net (purchases) proceeds within consolidated VIEs	(203)	82	44
(Earnings) losses from equity method investees	(175)	(23)	(141)
Distributions of earnings from equity method investees	42	30	14
Other adjustments	(4)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(292)	124	(364)
Due from related parties	(4)	(6)	45
Deferred sales commissions	(41)	(53)	(65)
Investments, trading	(664)	(116)	(118)
Other assets	35	(122)	236
Accrued compensation and benefits	138	(140)	52
Accounts payable and accrued liabilities	114	(152)	164
Due to related parties	(8)	(35)	(356)
Other liabilities	163	117	112

Cash flows from operating activities	2,240	2,826	2,488

Cash flows from investing activities
Purchases of investments	(402)	(204)	(656)
Proceeds from sales and maturities of investments	695	213	181
Distributions of capital from equity method investees	73	34	53
Net consolidations (deconsolidations) of sponsored investment funds	(215)	—	(52)
Acquisitions, net of cash acquired, and contingent payments	(267)	—	(23)
Purchases of property and equipment	(150)	(247)	(131)
Other	—	—	1

Cash flows from investing activities	(266)	(204)	(627)

Cash flows from financing activities
Repayments of short-term borrowings	—	(600)	(2,134)
Proceeds from short-term borrowings	—	600	—
Repayments of convertible debt	—	(67)	(176)
Repayments of long-term borrowings	(500)	—	—
Proceeds from long-term borrowings	1,495	1,496	—
Cash dividends paid	(1,060)	(1,014)	(776)
Proceeds from stock options exercised	47	16	10
Proceeds from issuance of common stock	7	5	6
Repurchases of common stock	(1,645)	(2,885)	(264)
Merrill Lynch cash capital contribution	7	8	10
Net proceeds from (repayments of) borrowings by consolidated VIEs	331	(125)	—
Net (redemptions/distributions paid)/subscriptions received from non-controlling interest holders	300	54	110
Excess tax benefit from stock-based compensation	74	27	44

Cash flows from financing activities	(944)	(2,485)	(3,170)

Effect of exchange rate changes on cash and cash equivalents	70	2	(32)

Net increase (decrease) in cash and cash equivalents	1,100	139	(1,341)
Cash and cash equivalents, beginning of year	3,506	3,367	4,708

Cash and cash equivalents, end of year	$4,606	$3,506	$3,367

	Year ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$201	$167	$146
Interest on borrowings of consolidated VIEs	$75	$60	$53
Income taxes (net of refunds)	$976	$962	$583

Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$378	$213	$266
PNC preferred stock capital contribution	$—	$200	$—
Increase (decrease) in non-controlling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(425)	$(4)	$(170)
Increase (decrease) in borrowings due to consolidation of VIEs	$406	$412	$1,157
Common stock released from escrow	$1	$—	$136

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

On May 29, 2012, BlackRock completed a secondary offering of 26,211,335 shares of common stock held by Barclays Bank PLC (“Barclays”) at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Convertible Participating Preferred Stock (“Series B Preferred”) by a subsidiary of Barclays. Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays at a price of $156.80 per share (consisting of 6,346,036 shares of Series B Preferred and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

On December 31, 2012, The PNC Financial Services Group, Inc. (“PNC”) held 20.8% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

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

2. Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated sponsored investment funds are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Cash balances maintained by consolidated VIEs are included in assets of consolidated variable interest entities on the consolidated statements of financial condition.

Investments

Investments in Debt and Marketable Equity Securities. BlackRock holds debt and marketable equity investments, which pursuant to Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, are classified as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in non-operating income (expense) on the consolidated statements of income in the period of the change.

2. Significant Accounting Policies (continued)

Held-to-maturity debt securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the consolidated statements of financial condition.

Available-for-sale securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to non-operating income (expense) on the consolidated statements of income.

Equity Method. For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary (“PB”) of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within non-operating income (expense) and as other revenue for operating advisory company investments since such companies are considered to be an extension of BlackRock’s core business. BlackRock’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received from the investment reduce the Company’s carrying value of the investee.

Cost Method. For non-marketable equity investments where BlackRock neither controls nor has significant influence over the investee, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income (expense).

Impairments of Investments. The Company’s management periodically assesses its equity method, available-for-sale, held-to-maturity and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded in the consolidated statement of income.

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

2. Significant Accounting Policies (continued)

No. 167, Amendments to FASB Interpretation No. 46(R), for certain investment funds, including money market funds.

The PB of a VIE that is not subject to ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.

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

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining whether other non-affiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or to otherwise remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

Retention of Specialized Accounting Principles. Upon consolidation of certain sponsored investment funds, the Company retains the specialized accounting principles of the underlying funds pursuant to ASC 810-10. All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in non-operating income (expense) on the consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method if the Company still maintains an investment.

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

Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by BlackRock’s life insurance company are lent to third parties. In exchange, the Company receives collateral with minimums generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can resell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on the consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At December 31, 2012 and 2011, the fair value of loaned securities held by separate account assets was approximately $21.0 billion and $19.5 billion, respectively, and the collateral held under these securities lending agreements was approximately $23.0 billion and $20.9 billion, respectively. During 2012 and 2011, the Company had not sold or re-pledged any of the collateral received under these arrangements.

2. Significant Accounting Policies (continued)

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

The Company periodically reviews the carrying value of deferred commission assets to determine whether a significant decline in the equity or bond markets or other events or circumstances indicate that an impairment may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that the estimated future net undiscounted cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for 2012, 2011 and 2010.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is generally determined by cost less any estimated residual value using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

BlackRock develops a variety of risk management, investment analytic and investment system services for internal use, utilizing proprietary software that is hosted and maintained by BlackRock. In accordance with ASC 350-40, Internal-Use Software (“ASC 350-40”), the Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized, beginning when the software project is complete and put into production, over the estimated useful life of the software of approximately three years.

Goodwill and Intangible Assets. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. On a quarterly basis, the Company considers if triggering events have occurred that may indicate a potential goodwill impairment. If a triggering event has occurred, the Company performs assessments, which include reviews of all significant valuation assumptions, to determine if goodwill may be impaired. The Company performs an impairment assessment of its goodwill at least annually, as of July 31st.

Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets acquired in a business combination. The value of contracts to manage assets in proprietary open-end funds, closed-end funds and collective trust funds and certain other commingled products without a specified termination date is generally classified as indefinite-lived intangible assets. The assignment of indefinite lives to such contracts primarily is based upon the following: (i) the assumption that there is no foreseeable limit on the contract period to manage these products; (ii) the Company expects to, and has the ability to, continue to operate these products indefinitely; (iii) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (iv) current competitive factors and economic conditions do not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangible assets when they are expected to generate cash flows indefinitely.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The value of contracts for separately managed accounts and certain funds, which have finite lives, are amortized over the expected lives of the management contracts.

The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-life and finite-life classifications are still appropriate. The carrying value of finite-lived management contracts and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment. The Company performs such impairment assessments of its intangible assets including indefinite-lived management contracts and trade names/trademarks, at least annually, as of July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant factors including assets under management (“AUM”), revenue basis points,

2. Significant Accounting Policies (continued)

projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considers other factors including (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs.

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

Classification and Measurement of Redeemable Securities. The Company includes redeemable non-controlling interests related to certain consolidated sponsored investment funds in temporary equity on the consolidated statements of financial condition.

Appropriated Retained Earnings. Upon adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) on January 1, 2010, BlackRock consolidated three CLOs and recorded a cumulative effect adjustment to appropriated retained earnings on the consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Subsequent to adoption of ASU 2009-17, the net change in the fair value of the CLOs’ assets and liabilities has been recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings. In addition, in 2011, BlackRock consolidated additional CLOs, resulting in $19 million of additional appropriated retained earnings upon the initial consolidation.

Treasury Stock. The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM, committed capital, or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, and has recorded its management fees net of retrocessions. Retrocessions for 2012, 2011 and 2010 were $793 million, $928 million and $831 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

2. Significant Accounting Policies (continued)

The Company also earns revenue by lending securities as an agent on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment Advisory Performance Fees. The Company receives investment advisory performance fees or an incentive allocation from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by product or account.

The Company may receive carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such claw-back provisions in investments, or cash on the consolidated statements of financial condition to the extent that it is distributed. Carried interest is realized and recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2012 and 2011, the Company had $97 million and $33 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

BlackRock Solutions and Advisory. BlackRock provides a variety of risk management, investment analytic, enterprise investment system and financial markets advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services, valuation of illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are recorded as services are performed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin® platform,

(ii) fixed fees and (iii) performance fees if contractual thresholds are met. The fees earned for BlackRock Solutions and advisory services are recorded in BlackRock Solutions and advisory on the consolidated statements of income.

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

Other revenue also includes equity method investment earnings related to operating advisory company investments and marketing fees earned for services to distribute iPath® products, which are exchange-traded notes issued by Barclays.

Stock-based Compensation. The Company applies ASC 718-10, Compensation – Stock Compensation (“ASC 718-10”), which establishes standards for the accounting of transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock-based award.

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s share price on the date of grant. For employee share options and instruments with market conditions, the Company uses pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards. Compensation cost is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally are derived using historical forfeiture information, where available, and are reviewed for reasonableness at least quarterly.

2. Significant Accounting Policies (continued)

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period, if applicable.

Distribution and Servicing Costs. Distribution and servicing costs include payments to third parties and related parties, including Bank of America/Merrill Lynch & Co., Inc. (“Merrill Lynch”), PNC and Barclays, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed when incurred.

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

Leases. The Company accounts for its operating leases, which may include escalation clauses, in accordance with ASC 840-10, Leases. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods) commencing when the Company obtains control over the leased property.

Foreign Exchange. Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Non-monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity, on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income. For 2012, 2011 and 2010, the Company recorded gains (losses) from foreign currency transactions of $(8) million, $(1) million and $6 million, respectively.

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

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in additional income tax expense. Further, the Company records its income taxes receivable and payable based upon its estimated income tax position.

Excess tax benefits related to stock-based compensation are recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit, or shortfall, between the recorded tax benefit and tax return benefit. At December 31, 2012 and 2011, BlackRock had excess additional paid-in capital credits to absorb potential future deficits between recorded tax benefits and tax return benefits.

Earnings per Share (“EPS”). EPS is calculated pursuant to the two-class method as defined in ASC 260-10, Earnings per Share (“ASC 260-10”), which specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The dilutive effect of outstanding unvested share-based payment awards that are considered non-participating securities are calculated under the treasury stock method.

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to shareholders, excluding participating securities, by the

2. Significant Accounting Policies (continued)

weighted-average number of shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury stock method or the two-class method. As of December 31, 2012, there were approximately 0.2 million of participating securities. The majority of these participating securities vested on January 31, 2013.

Due to the similarities in terms among each series of BlackRock’s non-voting participating preferred stock and the Company’s common stock, the Company considers each series of its non-voting participating preferred stock to be common stock equivalents for purposes of EPS calculations.

Business Segments. The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in ASC 280-10, Segment Reporting (“ASC 280-10”).

Business Combinations. The Company accounts for business combinations in accordance with the requirements of ASC 805, Business Combinations (“ASC 805”). The fundamental requirement of ASC 805 is that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The provisions of ASC 805 define the acquirer, establish the acquisition date and define transactions that qualify as business combinations.

Additionally, the requirements of ASC 805 provide guidance for measuring the fair value of assets acquired, liabilities assumed and any non-controlling interest in the acquiree, provide guidance for the measurement of fair value in a step acquisition, provide guidance for recognizing assets acquired and liabilities assumed subject to contingencies, provide guidance on recognition and measurement of contingent consideration and require that acquisition-related costs of the acquirer generally be expensed as incurred. Reversal of valuation allowances related to acquired deferred tax assets and changes to liabilities for unrecognized tax benefits related to tax positions assumed in business combinations subsequent to the adoption of the requirements of ASC 805, will affect the income tax provision in the period of reversal or change.

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

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”), which in accordance with GAAP, are calculated under fair value measures and the changes are equal to the earnings of such funds), ETFs, listed equities and certain exchange-traded derivatives.

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price are observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As a practical expedient, the Company relies on the NAV (or its equivalent) of certain investments as their fair value.

•

Level 2 assets may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds valued based on NAV (or its equivalent) where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and

2. Significant Accounting Policies (continued)

foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Certain investments that are valued using a NAV (or its equivalent) and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3.

•

Level 3 assets may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans and bonds.

•	Level 3 liabilities include borrowings of consolidated CLOs valued based upon non-binding single-broker quotes.

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

Valuation Techniques. The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. Such quotes and modeled prices are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment and other analytical procedures.

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

2. Significant Accounting Policies (continued)

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

Accounting Pronouncements Adopted in 2012

Amendments to Fair Value Measurements and Disclosures. On January 1, 2012, the Company adopted the applicable provisions of ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). Among other things, ASU 2011-04 clarified existing fair value measurement guidance and required enhanced disclosures about fair value measurements. The adoption of ASU 2011-04 did not materially impact the consolidated financial statements.

Amendments on Testing Indefinite-lived Intangible Assets for Impairment. On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The Company’s adoption of ASU 2012-02 during 2012 did not impact its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Disclosures About Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The provisions of ASU 2011-11 are effective for the Company for reporting periods beginning January 1, 2013 with retrospective application required. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) that provides clarification about which instruments and transactions are subject to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 are not expected to materially impact the consolidated financial statements.

Comprehensive Income. On February 5, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 does not change the current requirement for reporting net income or other comprehensive income but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective prospectively for the Company on January 1, 2013 and is not expected to have a material impact on the consolidated statements.

3. Investments

A summary of the carrying value of total investments is as follows:

(Dollar amounts in millions)	December 31, 2012	December 31, 2011
Available-for-sale investments	$158	$52
Held-to-maturity investments	112	105
Trading investments:
Consolidated sponsored investment funds	123	214
Other equity and debt securities	94	7
Deferred compensation plan mutual funds	53	46

Total trading investments	270	267
Other investments:
Consolidated sponsored investment funds	401	373
Equity method investments	595	457
Deferred compensation plan hedge fund equity method investments	9	19
Cost method investments(1)	120	337
Carried interest	85	21

Total other investments	1,210	1,207

Total investments	$1,750	$1,631

(1)	Amounts primarily include Federal Reserve Bank Stock

At December 31, 2012, the Company consolidated $524 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $123 million and $401 million were classified as trading investments and other investments, respectively. At December 31, 2011, the Company consolidated $587 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $214 million and $373 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

(Dollar amounts in millions)		Gross Unrealized		Carrying Value
At December 31, 2012	Cost	Gains	Losses
Equity securities:
Sponsored investment funds	$142	$14	$(1)	$155
Collateralized debt obligations (“CDOs”)	1	—	—	1
Debt securities:
Asset-backed debt	1	1	—	2

Total available-for-sale investments	$144	$15	$(1)	$158

At December 31, 2011
Equity securities:
Sponsored investment funds	$52	$—	$(2)	$50
CDOs	1	—	—	1
Debt securities:
Asset-backed debt	1	—	—	1

Total available-for-sale investments	$54	$—	$(2)	$52

Available-for-sale investments included seed investments in BlackRock sponsored investment funds.

A summary of sale activity in available-for-sale securities during 2012, 2011 and 2010 is shown below.

	Year ended December 31,
(Dollar amounts in millions)	2012	2011	2010
Sales proceeds	$134	$44	$42
Net realized gain (loss):
Gross realized gains	$8	$3	$3
Gross realized losses	(1)	(2)	(1)

Net realized gain (loss)	$7	$1	$2

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $112 million and $105 million at December 31, 2012 and December 31, 2011, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At

3. Investments (continued)

December 31, 2012, $88 million of these investments mature in one year or less, $10 million mature after one year through five years, and $14 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$46	$53	$45	$46
Equity/Multi-asset class mutual funds	154	162	174	169
Debt securities:
Corporate debt	44	44	39	40
U.S. government debt	11	11	—	—
Foreign debt	—	—	12	12

Total trading investments	$255	$270	$270	$267

At December 31, 2012, trading investments included $73 million of equity securities and $50 million of debt securities held by consolidated sponsored investment funds, $53 million of certain deferred compensation plan mutual fund investments and $94 million of equity and debt securities held in separate investment accounts for the purpose of establishing an investment history in various investment strategies before being marketed to investors.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	December 31, 2012		December 31, 2011
(Dollar amounts in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$378	$401	$345	$373
Equity method	541	595	487	457
Deferred compensation plan hedge fund equity method investments	15	9	17	19
Cost method investments:
Federal Reserve Bank stock	89	89	328	328
Other	31	31	9	9

Total cost method investments	120	120	337	337
Carried interest	—	85	—	21

Total other investments	$1,054	$1,210	$1,186	$1,207

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investment in certain BlackRock sponsored investment funds.

Cost method investments include non-marketable securities, including Federal Reserve Bank (“FRB”) stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2012 and 2011, there were no indicators of impairment on these investments. The decrease in cost method investments from December 31, 2011 was primarily due to a lower holding requirement of FRB stock held by a wholly owned subsidiary of the Company.

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

(Dollar amounts in millions)	December 31, 2012	December 31, 2011
Cash and cash equivalents	$133	$196
Investments:
Trading investments	123	214
Other investments	401	373
Other assets	25	5
Other liabilities	(65)	(37)
Non-controlling interests	(187)	(276)

BlackRock’s net interests in consolidated investment funds	$430	$475

BlackRock’s total exposure to consolidated sponsored investment funds of $430 million and $475 million at

December 31, 2012 and 2011, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at December 31, 2012 and 2011, several consolidated CLOs and one investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated funds.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5. Fair Value Disclosures

Fair Value Hierarchy

December 31, 2012

Assets measured at fair value on a recurring basis and other assets not held at fair value were as follows:

	Assets measured at fair value on a recurring basis
(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2012
Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$155	$—	$1	$—	$156
Debt securities	—	2	—	—	2

Total available-for-sale	155	2	1	—	158
Held-to-maturity:
Debt securities	—	—	—	112	112
Trading:
Deferred compensation plan mutual funds	53	—	—	—	53
Equity/Multi-asset class mutual funds	159	3	—	—	162
Debt securities	5	50	—	—	55

Total trading	217	53	—	—	270
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	39	73	—	115
Private / public equity(2)	10	10	266	—	286

Total consolidated sponsored investment funds	13	49	339	—	401
Equity method:
Hedge funds / Funds of hedge funds	—	61	161	39	261
Private equity investments	—	—	90	—	90
Real estate funds	—	19	88	15	122
Fixed income mutual funds	46	—	—	—	46
Equity/Multi-asset class, alternative mutual funds	76	—	—	—	76

Total equity method	122	80	339	54	595
Deferred compensation plan hedge fund equity method investments	—	9	—	—	9
Cost method investments	—	—	—	120	120
Carried interest	—	—	—	85	85

Total investments	507	193	679	371	1,750
Separate account assets:
Equity securities	92,979	—	2	—	92,981
Debt securities	—	36,954	—	—	36,954
Derivatives	—	95	—	—	95
Money market funds	2,535	—	—	—	2,535
Other	—	1,343	—	860	2,203

Total separate account assets	95,514	38,392	2	860	134,768
Collateral held under securities lending agreements:
Equity securities	21,273	—	—	—	21,273
Debt securities	—	1,748	—	—	1,748

Total collateral held under securities lending agreements	21,273	1,748	—	—	23,021
Other assets(3)	—	12	—	—	12
Assets of consolidated VIEs:
Bank loans	—	2,004	106	—	2,110
Bonds	—	78	46	—	124
Private / public equity(4)	2	6	22	—	30

Total assets of consolidated VIEs	2	2,088	174	—	2,264

Total	$117,296	$42,433	$855	$1,231	$161,815

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

(2)

Amount within Level 3 included $212 million and $54 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount includes company-owned and split-dollar life insurance policies.
(4)	Amounts within Level 3 included $20 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

5. Fair Value Disclosures (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

(Dollar amounts in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$2,402	$2,402
Collateral liabilities under securities lending agreements	21,273	1,748	—	23,021
Other liabilities(1)	15	5	—	20

Total liabilities measured at fair value	$21,288	$1,753	$2,402	$25,443

(1)

Amount included credit default swap (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the consolidated statements of financial condition.

December 31, 2011

Assets measured at fair value on a recurring basis and other assets not held at fair value were as follows:

	Assets measured at fair value on a recurring basis
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

5. Fair Value Disclosures (continued)

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

(1)

Amount included credit default swap (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the consolidated statements of financial condition.

5. Fair Value Disclosures (continued)

Level 3 Assets. Level 3 assets recorded within investments of $679 million at December 31, 2012 primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal as well as third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $56 million at December 31, 2012. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts.

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

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2012

(Dollar amounts in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2012	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (CDOs)	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	22	—	37	(6)	—	25	(5)	73	(1)
Private equity	313	27	32	(85)	(15)	—	(6)	266	24
Equity method:
Hedge funds / Funds of hedge funds	193	38	—	—	(70)	—	—	161	32
Private equity investments	85	6	11	—	(12)	—	—	90	6
Real estate funds	88	12	21	(7)	(7)	—	(19)	88	12

Total Level 3 investments	702	83	101	(98)	(104)	25	(30)	679	73
Separate account assets:
Equity securities	3	5	8	(53)	—	48	(9)	2
Debt securities	7	—	3	(9)	—	—	(1)	—

Total Level 3 separate account assets	10	5	11	(62)	—	48	(10)	2	n/a	(3)
Assets of consolidated VIEs:
Bank loans	83	4	68	(44)	7	101	(113)	106
Bonds	40	4	2	—	—	—	—	46
Private equity	27	4	—	(9)	—	—	—	22

Total Level 3 assets of consolidated VIEs	150	12	70	(53)	7	101	(113)	174	n/a	(4)

Total Level 3 assets	$862	$100	$182	$(213)	$(97)	$174	$(153)	$855

Liabilities:
Borrowings of consolidated VIEs	$1,574	$(93)	$—	$—	$735	$—	$—	$2,402	n/a	(4)

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees, and proceeds from and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the consolidated statements of income.

5. Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2011

(Dollar amounts in millions)	December 31, 2010	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2011	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities (CDOs)	$2	$—	$—	$—	$(1)	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	19	(1)	6	(2)	—	—	—	22	—
Private equity	299	42	17	(47)	—	2	—	313	35
Equity method:
Hedge funds / Funds of hedge funds	226	(5)	5	(1)	(32)	—	—	193	(5)
Private equity investments	68	13	7	—	(3)	—	—	85	13
Real estate funds	36	9	38	—	(3)	8	—	88	9

Total Level 3 investments	650	58	73	(50)	(39)	10	—	702	52
Separate account assets:
Equity securities	4	(4)	16	(42)	—	38	(9)	3
Debt securities	170	(4)	96	(168)	—	—	(87)	7

Total Level 3 separate account assets	174	(8)	112	(210)	—	38	(96)	10	n/a	(3)
Assets of consolidated VIEs:
Bank loans	32	(2)	32	(29)	16	85	(51)	83
Bonds	—	1	—	—	—	39	—	40
Private equity	30	4	—	(7)	—	—	—	27

Total Level 3 assets of consolidated VIEs	62	3	32	(36)	16	124	(51)	150	n/a	(4)

Total Level 3 assets	$886	$53	$217	$(296)	$(23)	$172	$(147)	$862

Liabilities:
Borrowings of consolidated VIEs	$1,278	$(9)	$—	$—	$287	$—	$—	$1,574	n/a	(4)

n/a	– not applicable
(1)	Amount includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the consolidated statements of income.

5. Fair Value Disclosures (continued)

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in non-operating income (expense) on the consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs are allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

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

Separate Account Assets. In 2012, there were $48 million of transfers of equity securities from Level 1 into Level 3. These transfers into Level 3 were primarily due to market inputs no longer being considered observable.

In 2012, there were $9 million of transfers out of Level 3 to Level 1 related to equity securities held within separate accounts. The transfers out of Level 3 were due to availability of observable market inputs.

In 2011, there were $87 million of transfers out of Level 3 to Level 2 related to debt securities held within separate account assets. In addition, there were $9 million of transfers out of Level 3 to Level 1 related to equity securities. The transfers in and out of levels were primarily due to availability/ unavailability of market inputs, including inputs from pricing vendors and brokers.

In 2011, there were $38 million of transfers of equity securities into Level 3 from Level 1. The transfers into Level 3 were primarily due to market inputs no longer being considered observable.

Assets of Consolidated VIEs. In 2012, there were $113 million of transfers out of Level 3 to Level 2 related to bank loans. In addition, in 2012, there were $101 million of transfers into Level 3 from Level 2 related to bank loans. The transfers in and out of levels were primarily due to availability/ unavailability of observable market inputs, including inputs from pricing vendors and brokers.

In 2011, there were $51 million of transfers out of Level 3 to Level 2 related to loans. In addition, in 2011, there were $85 million and $39 million of transfers into Level 3 from Level 2 related to loans and bonds, respectively. The transfers in and out of levels were primarily due to availability/ unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Other Settlements. For 2012 and 2011, there were $89 million and $38 million of distributions from equity method investees categorized in Level 3, respectively.

During 2012, other settlements included $1,011 million of proceeds from borrowings of consolidated CLOs.

During 2011, other settlements included $412 million of borrowings of consolidated VIEs related to the consolidation of one additional CLO.

5. Fair Value Disclosures (continued)

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2012 and December 31, 2011, the fair value of the financial instruments not held at fair value are categorized in the table below:

	December 31, 2012		December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$4,606	$4,606	$3,506	$3,506	Level 1	(1)
Accounts receivable	2,250	2,250	1,960	1,960	Level 1	(2)
Due from related parties	77	77	142	142	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	297	297	54	54	Level 1	(1)

Financial Liabilities:
Accounts payable and accrued liabilities	1,055	1,055	923	923	Level 1	(2)
Due to related parties	14	14	22	22	Level 1	(2)
Short-term borrowings	100	100	100	100	Level 1	(2)
Long-term borrowings	5,687	6,275	4,690	5,057	Level 2	(3)

(1)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. At December 31, 2012 and December 31, 2011, approximately $133 million and $196 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund. At December 31, 2012 and December 31, 2011, approximately $98 million and $123 million, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition.

(2)

The carrying amounts of accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related parties and short-term borrowings approximate fair value due to their short-term nature.

(3)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of December 2012 and December 2011, respectively. See Note 11, Borrowings, for the fair value of the Company’s long-term borrowings.

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

5. Fair Value Disclosures (continued)

December 31, 2012

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$ 3	$ —	Daily (100%)	none
Consolidated sponsored investment funds:
Private equity funds of funds	(b)	212	32	n/r	n/r
Other funds of hedge funds	(c)	98	—	Monthly/Daily (22%) Quarterly (11%) n/r (67%)	1– 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	222	42	Monthly (2%) Quarterly (28%) n/r (70%)	15 –90 days
Private equity funds	(e)	90	135	n/r	n/r
Real estate funds	(f)	107	15	Quarterly (18%) n/r (82%)	60 days
Deferred compensation plan hedge fund investments	(g)	9	—	Monthly (33%) Quarterly (67%)	60 –90 days
Consolidated VIE:
Private equity funds	(h)	20	1	n/r	n/r

Total		$761	$225

n/r	– not redeemable
(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

Investments in Certain Entities that Calculate Net Asset Value Per Share

December 31, 2011

(Dollar amounts in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$ 2	$—	Daily (100%)	none
Consolidated sponsored investment funds:
Private equity funds of funds	(b)	258	44	n/r	n/r
Other funds of hedge funds	(c)	24	—	Monthly (25%) Quarterly (54%) n/r (21%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	226	4	Monthly (2%) Quarterly (15%) n/r (83%)	15 – 90 days
Private equity funds	(e)	85	48	n/r	n/r
Real estate funds	(f)	88	17	n/r	n/r
Deferred compensation plan hedge fund investments	(g)	19	—	Monthly (16%) Quarterly (84%)	60 – 90 days
Consolidated VIE:
Private equity funds	(h)	27	2	n/r	n/r

Total		$729	$115

n/r	– not redeemable
(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for both their financial assets and financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

5. Fair Value Disclosures (continued)

(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven and eight years at December 31, 2012 and December 31, 2011, respectively. The total remaining unfunded commitments to other third-party funds were $32 million and $44 million at December 31, 2012 and December 31, 2011, respectively. The Company was contractually obligated to fund $30 million and $33 million at December 31, 2012 and December 31, 2011 to the consolidated funds, while the remaining unfunded balances in the tables above are required to be funded by capital contributions from non-controlling interest holders.

(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. The majority of the underlying funds can be redeemed as long as there are no restrictions in place. At December 31, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12 to 24 months. This category also includes a consolidated offshore feeder fund that invests in a master fund with multiple alternative investment strategies. The fair value of this investment in this category has been estimated using the NAV of the master offshore fund held by the feeder fund. The investment is currently subject to restrictions in place by the underlying master fund.

(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately five and six years at December 31, 2012 and December 31, 2011, respectively.

(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five and six years at December 31, 2012 and December 31, 2011, respectively.

(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The majority of the Company’s investments are not subject to redemption or is not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It was estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately eight and seven years at December 31, 2012 and December 31, 2011, respectively.

(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.

(h)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately three and four years at December 31, 2012 and December 31, 2011, respectively. Total remaining unfunded commitments to other third-party funds were $1 million and $2 million at December 31, 2012 and December 31, 2011, respectively, which commitments are required to be funded by capital contributions from non-controlling interest holders.

5. Fair Value Disclosures (continued)

Fair Value Option. Upon initial consolidation of CLOs, the Company elects to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the consolidated statements of income and offset by a change in appropriated retained earnings on the consolidated statements of financial condition.

The following table summarizes information related to those assets and liabilities selected for fair value accounting as of December 31, 2012 and 2011:

(Dollar amounts in millions)	December 31, 2012	December 31, 2011
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,124	$1,522
Fair value	$2,110	$1,459

Aggregate unpaid principal balance in excess of fair value	$14	$63
Unpaid principal balance of loans more than 90 days past due	$4	$4
Aggregate fair value of loans more than 90 days past due	$—	$—

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$4
CLO Borrowings:
Aggregate principal amounts outstanding	$2,535	$1,781
Fair value	$2,402	$1,574

At December 31, 2012, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2025.

During 2012, 2011 and 2010, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $154 million gain, a $57 million gain and a $148 million gain, respectively, which were offset by a $166 million loss, a $68 million loss and a $175 million loss, respectively, from the change in fair value of the CLO borrowings.

The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the consolidated statements of income.

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

In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of projected future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes. See Note 2 for more information.

6. Variable Interest Entities (continued)

Consolidated VIEs. Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund, which absorbed the majority of the variability due to its de-facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At December 31, 2012 and 2011, the following balances related to VIEs were consolidated on the consolidated statements of financial condition:

(Dollar amounts in millions)	December 31, 2012	December 31, 2011
Assets of consolidated VIEs:
Cash and cash equivalents	$297	$54
Bank loans	2,110	1,459
Bonds	124	145
Other investments	30	35

Total bank loans, bonds and other investments	2,264	1,639
Liabilities of consolidated VIEs:
Borrowings	(2,402)	(1,574)
Other liabilities	(103)	(9)
Appropriated retained earnings	(29)	(72)
Non-controlling interests of consolidated VIEs	(27)	(38)

Total BlackRock net interests in consolidated VIEs	$—	$—

During 2012, the Company recorded a $38 million non-operating loss offset by a $38 million net loss attributable to nonredeemable non-controlling interests on the consolidated statements of income. During 2011, the Company recorded an $18 million non-operating loss offset by an $18 million net loss attributable to nonredeemable non-controlling interests on the consolidated statements of income. During 2010, the Company recorded a $35 million non-operating loss offset by a $35 million net loss attributable to nonredeemable non-controlling interests on the consolidated statements of income.

At December 31, 2012 and 2011, the weighted-average maturity of the bank loans and bonds was approximately 4.5 years and 4.2 years, respectively.

6. Variable Interest Entities (continued)

Non-Consolidated VIEs. At December 31, 2012 and 2011, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it is the sponsor or in which it holds a variable interest but for which it was not the PB, were as follows:

(Dollar amounts in millions) At December 31, 2012	Variable Interests on the Consolidated Statement of Financial Condition
	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$1	$1	$(5)	$19
Other sponsored investment funds:
Collective trusts	—	248	—	248
Other	17	61	(3)	77

Total	$18	$310	$(8)	$344

At December 31, 2011
CDOs/CLOs	$1	$2	$(3)	$20
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	18	54	(5)	72

Total	$19	$240	$(8)	$276

(1)

At both December 31, 2012 and December 31, 2011, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(Dollar amounts in billions)	December 31, 2012	December 31, 2011
Assets at fair value	$4	$5
Liabilities(1)	5	7

Net assets	$(1)	$(2)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

Other sponsored investments funds. Net assets of other sponsored investment funds that are non-consolidated VIEs approximated $1.5 trillion to $1.6 trillion at December 31, 2012 and $1.2 trillion to $1.3 trillion at December 31, 2011. Net assets included $1.3 trillion and $1.0 trillion of collective trusts at December 31, 2012 and December 31, 2011, respectively. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7. Derivatives and Hedging

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on the Company’s floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year and commenced November 24, 2011. See Note 11, Borrowings, for more information. The fair value of the interest rate swap as of December 31, 2012 and 2011 was not material.

The Company maintains a program to enter into total return swaps to hedge against market price exposures with respect to certain seed investments in sponsored investment products. At December 31, 2012 and 2011, the Company had 21 and six outstanding total return swaps, respectively, with an aggregate notional value of approximately $206 million and $43 million, respectively. The fair value of the outstanding total return swaps as of December 31, 2012 and 2011 was not material.

Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At December 31, 2012, the Company had outstanding forward foreign currency exchange contracts

7. Derivatives and Hedging (continued)

with an aggregate notional value of approximately $79 million. The fair value of the forward foreign currency exchange contracts as of December 31, 2012 was not material. At December 31, 2011, the Company did not have any outstanding forward foreign currency exchange contracts.

The Company entered into a credit default swap, providing credit protection to the counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement.

On behalf of clients of the Company’s registered life insurance company, which maintains separate accounts representing segregated funds held for the purpose of funding individual and group pension contracts, the Company invests in various derivative instruments, which may include futures, forward foreign currency exchange contracts, interest rate swaps and inflation rate swaps. Net realized and unrealized gains and losses attributable to derivatives held by separate account assets accrue directly to the contract owners and are not reported in the consolidated statements of income.

The following table presents the carrying value as of December 31, 2012 and 2011 of derivative instruments not designated as hedging instruments:

	December 31, 2012		December 31, 2011
(Dollar amounts in millions)	Assets	Liabilities	Assets	Liabilities
Credit default swap
Other liabilities	$—	$5	$—	$3
Separate account derivatives
Separate account assets	95	—	1,495	—
Separate account liabilities	—	95	—	1,495

Total	$95	$100	$1,495	$1,498

The fair value of the derivatives held by separate account assets is equal and offset by a separate account liability.

Gains (losses) on total return swaps are recorded in non-operating income (expense) on the consolidated statements of income and were $(23) million, $4 million and $(2) million for 2012, 2011 and 2010, respectively.

Gains (losses) on the interest rate swap entered into in 2011 were not material for 2012 and 2011. Gains (losses) on the forward foreign currency exchange contracts were not material for 2012 and 2011, and were $5 million for 2010. Gains (losses) on the credit default swap were not material for 2012, 2011 and 2010.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the fund’s investment strategy. The fair value of such derivatives at December 31, 2012 and 2011 was not material. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material for 2012, 2011 and 2010.

8. Property and Equipment

Property and equipment consists of the following:

(Dollar amounts in millions)	Estimated useful life-in years	December 31,
		2012	2011
Property and equipment:
Land	N/A	$4	$4
Building	39	17	17
Building improvements	15	13	13
Leasehold improvements	1-15	482	452
Equipment and computer software	3	465	443
Other transportation equipment	10	56	—
Furniture and fixtures	7	91	90
Construction in progress	N/A	1	1

Total		1,129	1,020
Less: accumulated depreciation and amortization		572	483

Property and equipment, net		$557	$537

N/A	– Not Applicable

Qualifying software costs of approximately $36 million, $37 million and $39 million have been capitalized within equipment and computer software for 2012, 2011 and 2010, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $129 million, $138 million and $145 million for 2012, 2011 and 2010, respectively.

9. Goodwill

Goodwill activity during 2012 and 2011 was as follows:

(Dollar amounts in millions)
	2012	2011
Beginning of year balance	$12,792	$12,805
Claymore Investments, Inc.(1)	106	—
Swiss Re Private Equity Partners(2)	25	—
Goodwill adjustments related to Quellos(3)	(13)	(13)

End of year balance	$12,910	$12,792

(1)

Amount represents goodwill resulting from the Company’s acquisition of the Canadian exchange-traded products (“ETP”) provider, Claymore Investments, Inc. (the “Claymore Transaction”) on March 7, 2012 for approximately $212 million.

(2)

Amount represents goodwill resulting from the Company’s acquisition of the European private equity and infrastructure funds of funds of Swiss Re Private Equity Partners (the “SRPEP Transaction”) on September 4, 2012.

(3)

The decrease in goodwill during 2012 and 2011 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $324 million and $355 million as of December 31, 2012 and 2011, respectively. In 2012, the decrease in Quellos goodwill was partially offset by a $10 million increase related to the release of the remaining common shares held in escrow in connection with the Quellos Transaction.

The impairment tests performed for goodwill as of July 31, 2012, 2011 and 2010 indicated that no impairment charges were required. The Company continuously monitors its book value per share as compared with closing prices of its common stock for potential indicators of impairment. As of December 31, 2012 the Company’s common stock closed at $206.71, which exceeded its book value per share of approximately $148.20 after excluding appropriated retained earnings.

10. Intangible Assets

Intangible assets at December 31, 2012 and 2011 consisted of the following:

	Remaining Weighted-Average Estimated Useful Life
(Dollar amounts in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2012
Indefinite-lived intangible assets:
Management contracts	N/A	$15,351	$—	$15,351
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6

Total indefinite-lived intangible assets		16,760	—	16,760

Finite-lived intangible assets:
Management contracts	4.9	1,535	896	639
Other(1)	5.6	6	3	3

Total finite-lived intangible assets	4.9	1,541	899	642

Total intangible assets		$18,301	$899	$17,402

At December 31, 2011
Indefinite-lived intangible assets:
Management contracts	N/A	$15,188	$—	$15,188
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6

Total indefinite-lived intangible assets		16,597	—	16,597

Finite-lived intangible assets:
Management contracts	5.4	1,504	749	755
Other(1)	6.6	6	2	4

Total finite-lived intangible assets	5.4	1,510	751	759

Total intangible assets		$18,107	$751	$17,356

N/A	– Not Applicable
(1)	Other represents intellectual property.

The impairment tests performed for intangible assets as of July 31, 2012, 2011 and 2010 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(Dollar amounts in millions)
Year	Amount
2013	$159
2014	152
2015	123
2016	87
2017	70

Indefinite-Lived Acquired Management Contracts

In March 2012, in connection with the Claymore Transaction, the Company acquired $163 million of indefinite-lived ETP management contracts.

Finite-Lived Acquired Management Contracts

In September 2012, in connection with the SRPEP Transaction, the Company acquired $40 million of finite-lived management contracts with a weighted-average estimated useful life of approximately 10 years.

11. Borrowings

Short-Term Borrowings

The carrying value of short-term borrowings at December 31, 2012 and 2011, included $100 million under the 2012 revolving credit facility and $100 million under the 2011 revolving credit facility, respectively.

2012 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). The 2012 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2012 credit facility to an aggregate principal amount not to exceed $4.785 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2012 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2012.

The 2012 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2012, the Company had $100 million outstanding under this facility with an interest rate of 1.085% and a maturity during January 2013. During January 2013, the Company rolled over the $100 million in borrowings at an interest rate of 1.085% and a maturity during February 2013. During February 2013, the Company rolled over the $100 million in borrowings at an interest rate of 1.075% and a maturity during March 2013.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program to $3.5 billion. On May 17, 2012, BlackRock increased the maximum aggregate amount to $3.785 billion. The CP Program is currently supported by the 2012 credit facility. As of December 31, 2012 and December 31, 2011, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2012 included the following:

(Dollar amounts in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value
Floating Rate Notes due 2013	$750	$—	$750	$750
3.50% Notes due 2014	1,000	—	1,000	1,058
1.375% Notes due 2015	750	—	750	762
6.25% Notes due 2017	700	(3)	697	853
5.00% Notes due 2019	1,000	(2)	998	1,195
4.25% Notes due 2021	750	(4)	746	856
3.375% Notes due 2022	750	(4)	746	801

Total Long-term Borrowings	$5,700	$(13)	$5,687	$6,275

11. Borrowings (continued)

Long-term borrowings at December 31, 2011 had a carrying value of $4,690 million and a fair value of $5,057 million. During 2012, $500 million of 2.25% Notes were repaid.

2015 and 2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 1.375% notes maturing in June 2015 (the “2015 Notes”) and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2015 Notes and the 2022 Notes of approximately $10 million and $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year, which commenced December 1, 2012. The 2015 Notes and 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2015 and 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The 2015 Notes and 2022 Notes were issued at a discount of $5 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs, which are being amortized over the respective terms of the 2015 Notes and 2022 Notes. As of December 31, 2012, $6 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes and $750 million of floating rate notes maturing in May 2021 and 2013, respectively. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. Interest on the floating rate notes due in 2013 (“2013 Floating Rate Notes”) is payable quarterly on February 24, May 24, August 24 and November 24 of each year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2013 Floating Rate Notes may not be redeemed at the Company’s option before maturity. The 2021 Notes were issued at a discount of $4 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs for the $1.5 billion note issuances, which are being amortized over the respective terms of the notes. As of December 31, 2012, $4 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of its obligation at a fixed rate of 1.03% payable semi-annually on May 24 and November 24 of each year, which commenced on November 24, 2011. The interest rate swap effectively converts the 2013 Floating Rate Notes to a fixed rate obligation.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured and unsubordinated notes maturing on September 15, 2017 (the “2017 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. As of December 31, 2012, $2 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

2012, 2014 and 2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, which were repaid in December 2012, and $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the acquisition of Barclays Global Investors (“BGI”) from Barclays on December 1, 2009 (the “BGI Transaction”), and for general corporate purposes. In 2012, approximately $96 million of interest was paid. Interest on the 2014 Notes and 2019 Notes of approximately $35 million and $50 million per

11. Borrowings (continued)

year, respectively, is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million, which is being amortized over the respective terms of the notes. The Company incurred approximately $13 million of debt issuance costs, which are being amortized over the respective terms of these notes. As of December 31, 2012, $6 million of unamortized debt issuance costs were included in other assets on the consolidated statement of financial condition.

12. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office space under agreements which expire through 2035. Future minimum commitments under these operating leases are as follows:

(Dollar amounts in millions)
Year	Amount
2013	$134
2014	122
2015	113
2016	104
2017	105
Thereafter	784

$1,362

Rent expense and certain office equipment expense under agreements amounted to $133 million, $154 million and $158 million in 2012, 2011 and 2010, respectively.

Investment Commitments. At December 31, 2012, the Company had $235 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments. The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion of this transaction and the related commitment.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. As part of the BGI

12. Commitments and Contingencies (continued)

acquisition, Barclays was contractually obligated to continue providing counterparty default indemnification to several BlackRock securities lending clients through December 1, 2012. BlackRock assumed these indemnification obligations prior to or upon the expiration of Barclays’ indemnification obligation. As of December 31, 2012, the Company indemnified certain of its clients for loan balances of approximately $99.5 billion. The fair value of these indemnifications was not material to the consolidated statements of financial condition as of December 31, 2012. The Company expects indemnified balances to continue to increase over time.

Under the transaction agreement in the BGI Transaction, the Company agreed to indemnify Barclays for losses it may incur arising from (1) breach by the Company of certain representations, (2) breach by the Company of any covenant in the agreement, (3) liabilities of the entities acquired in the transaction other than liabilities assumed by Barclays or for which it is providing indemnification, and (4) certain taxes.

Management believes that the likelihood of any liability arising under the BGI Transaction indemnification provisions is remote. Management cannot estimate any potential maximum exposure due both to the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of BlackRock. Consequently, no liability has been recorded on the consolidated statements of financial condition.

13. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2012	2011	2010
Stock-based compensation:
Restricted stock and RSUs	$429	$444	$375
Market performance-based RSUs to be funded by PNC	15	—	—
Long-term incentive plans to be funded by PNC	7	44	58
Stock options	—	9	12

Total stock-based compensation	$451	$497	$445

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and non-employee directors. A maximum of 27,000,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 5,447,427 shares remain available for future awards at December 31, 2012. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

Restricted Stock and RSUs. Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Substantially all restricted stock and RSUs vest over periods ranging from one to five years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Prior to 2009, the Company awarded restricted stock and RSUs with nonforfeitable dividend equivalent rights. Restricted stock and RSUs awarded beginning in 2009 are not considered participating securities for purposes of calculating EPS as the dividend equivalents are subject to forfeiture prior to vesting of the award.

Restricted stock and RSU activity for 2012 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2011	5,528,781	$196.44
Granted	1,895,118	$183.47
Converted	(1,681,241)	$176.61
Forfeited	(121,823)	$201.85

December 31, 2012 (1)	5,620,835	$197.90

(1)	At December 31, 2012, approximately 4.9 million awards are expected to vest and 0.6 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during 2010 and 2011 was $751 million and $477 million, respectively. The total fair market value of RSUs converted to common stock during 2012, 2011 and 2010 was $297 million, $553 million and $219 million, respectively.

At December 31, 2012, the intrinsic value of outstanding RSUs was $1.2 billion.

13. Stock-Based Compensation (continued)

The awards granted under the Award Plan primarily related to the following:

2010

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

2011

•	1,594,259 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and

•	609,733 RSUs to employees that cliff vest 100% on January 31, 2014.

2012

•	1,365,691 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and

•	418,038 RSUs to employees that cliff vest 100% on January 31, 2015.

At December 31, 2012, there was $291 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.9 years.

2013

In January 2013, the Company granted the following awards under the Award Plan:

•	1,172,381 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and

•	370,812 RSUs to employees that cliff vest 100% on January 31, 2016.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible delivery dates for each tranche are the fourth, fifth or sixth anniversaries of the grant date and the awards are generally forfeited if the employee leaves BlackRock before the vesting date. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. In 2012, the Company granted 616,117 market performance-based RSUs, which will primarily be funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

Market performance-based RSU activity for 2012 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted Average Grant Date Fair Value
December 31, 2011	—	$—
Granted	616,117	$115.03
Forfeited	(40,585)	$115.03

December 31, 2012 (1)	575,532	$115.03

(1)	At December 31, 2012, approximately 0.56 million awards are expected to vest and no awards have vested and converted.

At December 31, 2012, there was $51 million in total unrecognized stock-based compensation expense related to unvested market performance-based awards. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.1 years.

The fair value of the market-performance-based awards at the grant date was calculated using a Monte Carlo simulation and the following assumptions:

Grant Year	Risk-Free Interest Rate	Performance Period	Expected Stock Volatility	Expected Dividend Yield
2012	1.21%	6	33.63%	2.99%

13. Stock-Based Compensation (continued)

The Company’s expected stock volatility assumption was based upon an average of the historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date. The dividend yield assumption was derived using estimated dividends over the expected term and the stock price at the date of grant. The risk-free interest rate is based on the U.S. Treasury yield at date of grant.

In January 2013, the Company granted 556,581 market performance-based RSUs under the Award Plan, which will primarily be funded by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares. During 2007 through 2011, approximately 2.5 million shares were surrendered by PNC.

At December 31, 2012, the remaining shares committed by PNC of approximately 1.5 million were available to fund future long-term incentive awards, including approximately 1.2 million RSU’s with market conditions granted in January 2012 and January 2013.

In January 2013, approximately 0.2 million shares, which were committed as of December 31, 2012, vested and were funded by PNC.

Stock Options. Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted have a ten-year life, vested ratably over periods ranging from two to five years and became exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant, which vested on September 29, 2011. Stock option activity for 2012 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2011	2,190,907	$105.33
Exercised	(1,090,998)	$42.39

December 31, 2012 (1)	1,099,909	$167.76

(1)

At December 31, 2012, all options were vested. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $157 million, $13 million and $46 million, respectively.

Stock options outstanding and exercisable at December 31, 2012 were as follows:

	Options Outstanding and Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value of Exercisable Shares (Dollar amounts in millions)
$167.76	1,099,909	4.08	$167.76	$43

As of December 31, 2012, the Company had no remaining unrecognized stock-based compensation expense related to unvested stock options.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with ASC 718-10, Compensation–Stock Compensation, the Company does not record compensation expense related to employees purchasing shares under the ESPP.

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

Rabbi Trust. The rabbi trust established for the VDCP, with assets totaling $59 million as of both December 31, 2012 and 2011, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $60 million and $59 million as of December 31, 2012 and 2011, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as non-operating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of

14. Employee Benefit Plans (continued)

providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $77 million and $34 million as of December 31, 2012 and 2011, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2013, the Company granted approximately $66 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

BlackRock Retirement Savings Plan. Certain of the Company’s employees participate in the BlackRock Retirement Savings Plan (“BRSP”). Two predecessor plans assumed in connection with the BGI Transaction were merged with the BRSP on January 1, 2011.

Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code (“IRC”) limitations, are matched by the Company at 50%. In addition, the Company will continue to make an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation.

Prior to January 1, 2011, employee contributions of up to 6% of eligible compensation, as defined by the plan and subject to IRC limitations, were matched by the Company at 50%. As part of the BRSP, the Company also made an annual retirement contribution on behalf of each eligible participant equal to no less than 3% of eligible compensation, plus an additional amount, determined at the discretion of the Company, not to exceed 2% of eligible compensation for a total contribution of no more than 5% of eligible compensation. Contributions to the BRSP are made in cash and no new investments in BlackRock stock or matching contributions of stock are available in the BRSP.

In 2012, 2011 and 2010, the Company’s expense related to the BRSP was $59 million, $43 million and $35 million, respectively. In addition, the Company’s expense related to the two predecessor plans was $25 million in 2010.

BlackRock Group Personal Pension Plan. BlackRock Investment Management (UK) Limited (“BIM”), a wholly owned subsidiary of the Company, contributes to the BlackRock Group Personal Pension Plan, a defined contribution plan for all employees of BIM. BIM contributes between 6% and 15% of each employee’s eligible compensation. The expense for this plan was $27 million, $26 million and $22 million for 2012, 2011 and 2010, respectively.

Defined Benefit Plans. The Company has several defined benefit pension plans in Japan and Germany. All accrued benefits under these defined benefit plans are currently frozen and the plans are closed to new participants. The participant benefits under the plans will not change with salary increases or additional years of service.

In conjunction with the BGI Transaction, the Company assumed defined benefit pension plans in Japan and Germany, which are closed to new participants. During 2010, these plans merged into the legacy BlackRock plans in Japan (the “Japan Plan”) and Germany. At December 31, 2012 and 2011, the plan assets for these plans were approximately $21 million for both periods and the unfunded obligations were less than $3 million for both periods, which were recorded in accrued compensation and benefits on the consolidated statements of financial condition. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

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

14. Employee Benefit Plans (continued)

The table below provides the fair value of the defined benefit Japan Plan assets at December 31, 2012 and 2011 by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category.

(Dollar amounts in millions) At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity securities	$9	—	$9
Fixed income securities	—	9	9

Fair value of plan assets	$9	$9	$18

At December 31, 2011
Cash and cash equivalents	$1	$—	$1
Equity securities	9	—	9
Fixed income securities	—	8	8

Fair value of plan assets	$10	$8	$18

Post-retirement Benefit Plans

The Company provides post-retirement medical benefits to a closed population of employees in the United Kingdom and the United States. The accumulated benefit obligation for each of these unfunded plans was immaterial at December 31, 2012 and 2011, respectively, and was included in accrued compensation and benefits on the consolidated statements of financial condition. For 2012, 2011 and 2010, expenses for these benefits were not material.

15. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2012, PNC owned approximately 20.8% of the Company’s voting common stock and held approximately 21.9% of the total capital stock.

Registered Investment Companies and Equity Method Investments. The Company considers the registered investment companies that it manages, which include mutual funds and exchanged-traded funds, to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties in accordance with ASC 850-10, Related Party Disclosures (“ASC 850-10”), due to the Company’s influence over the financial and operating policies of the investee.

Barclays. The Company considered Barclays, along with its affiliates, to be related parties in accordance with ASC 850-10, based on its level of capital stock ownership prior to the secondary offering in May 2012 by Barclays of shares of the Company’s stock. At December 31, 2012, Barclays did not own any of the Company’s capital stock and is no longer considered a related party.

Merrill Lynch / Bank of America. As a result of the MLIM Transaction in 2006, the Company considered Merrill Lynch (a subsidiary of Bank of America), along with its affiliates, to be related parties based on its level of ownership. Subsequent to the secondary offering in November 2010 by Bank of America of shares of the Company’s stock, Merrill Lynch and Bank of America were no longer considered related parties. At December 31, 2012, Bank of America did not own any of the Company’s capital stock.

15. Related Party Transactions (continued)

Revenue from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2012	2011	2010
Investment advisory, administration fees and securities lending revenue:
Bank of America and affiliates	$—	$—	$37
PNC and affiliates	4	4	4
Barclays and affiliates	5	14	14
Registered investment companies/equity method investees	5,283	5,282	4,833
Other	—	3	5

Total investment advisory and administration fees	5,292	5,303	4,893
Investment advisory performance fees	120	54	39
BlackRock Solutions and advisory:
Bank of America and affiliates	—	—	1
PNC and affiliates	7	6	9
Equity method investees	13	15	17
Other	3	—	—

Total BlackRock Solutions and advisory	23	21	27
Other revenue:
Bank of America and affiliates	—	—	4
PNC and affiliates	3	3	4
Barclays and affiliates	11	35	35
Equity method investees	52	15	22
Other	—	—	1

Total other revenue	66	53	66

Total revenue from related parties	$5,501	$5,431	$5,025

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

Such retrocession arrangements paid to Bank of America and affiliates during 2010 (prior to the secondary offering) was $88 million.

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

(Dollar amounts in millions)	Year ended December 31,
	2012	2011	2010
Expenses with related parties:
Distribution and servicing costs
Bank of America and affiliates	$—	$—	$214
PNC and affiliates	3	3	11
Barclays and affiliates	1	2	1

Total distribution and servicing costs	4	5	226
Direct fund expenses
Bank of America and affiliates	—	—	10
Barclays and affiliates	4	8	6

Total direct fund expenses	4	8	16
General and administration expenses
Bank of America and affiliates	—	—	11
Barclays and affiliates	5	15	14
Anthracite Capital, Inc.	—	—	14
Other registered investment companies	49	42	33
Other (1)	33	3	—

Total general and administration expenses	87	60	72

Total expenses with related parties	$95	$73	$314

(1)	Amount in 2012 included a one-time pre-tax charge of $30 million related to a contribution to certain of the Company’s bank managed short-term investment funds (“STIFs”)

Certain Agreements and Arrangements with Barclays

In connection with the completion of its acquisition of BGI, BlackRock entered into a Stockholder Agreement, dated as of December 1, 2009 (the “Barclays Stockholder Agreement”), with Barclays and Barclays BR Holdings S.à.r.l. (“BR Holdings”, and together with Barclays, the “Barclays Parties”). Pursuant to the terms of the Barclays Stockholder Agreement, the Barclays Parties agreed, among other things, to certain transfer and voting restrictions with respect to shares of BlackRock common stock and preferred stock owned by them and their affiliates, to limits on the ability of the Barclays Parties

15. Related Party Transactions (continued)

and their affiliates to acquire additional shares of BlackRock common stock and preferred stock and to certain other restrictions. The Barclays Stockholder Agreement was terminated on May 29, 2012.

In addition, Barclays and certain of its affiliates have been engaged by the Company to provide the use of certain indices for certain BlackRock investment funds and for a fee to provide indemnification to clients related to potential losses in connection with lending of client securities. For the five months ended May 31, 2012, and the full years ended December 31, 2011 and 2010, fees incurred for these agreements were $9 million, $18 million and $14 million and were recorded within direct fund expenses and general and administration expenses, respectively.

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

The changes to the stockholder agreement with Merrill Lynch provide, among other things, for the following: (i) a reduction in the number of directors Merrill Lynch is entitled to designate upon its holding falling below 10% and 5% thresholds, (ii) a reduction of the cap on total ownership of BlackRock capital stock, (iii) restrictions on Merrill Lynch transferring any shares until November 15, 2011 and (iv) the setting of a termination date of the agreement to July 31, 2013.

The global distribution agreement provides a framework under which Merrill Lynch provides distribution and servicing of client investments in certain BlackRock investment advisory products. The amendment to the global distribution agreement clarifies certain economic arrangements with respect to revenue neutrality across BlackRock products distributed by Merrill Lynch.

During 2010, the total amount of related party transactions expensed by BlackRock through November 2010 related to Merrill Lynch distribution and servicing of products covered by the global distribution agreement, including mutual funds, separate accounts, liquidity funds, alternative investments and insurance products, was approximately $210 million.

In addition, in connection with the MLIM Transaction, Merrill Lynch agreed that it will provide reimbursement to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Reimbursements amounted to 50% of the total amount of awards to former MLIM employees between $100 million and $200 million. The Company invoiced Merrill Lynch following its determination of the portion of awards entitled to reimbursement for a given calendar year. Through January 2007, the Company had issued total eligible incentive compensation to qualified employees in excess of

$200 million. In 2012, 2011 and 2010, Merrill Lynch

15. Related Party Transactions (continued)

reimbursed $7 million, $8 million and $10 million, respectively, to BlackRock for employee incentive awards issued to former MLIM employees who became BlackRock employees subsequent to the MLIM Transaction. Upon receipt, the reimbursements were recorded as capital contributions.

Merrill Lynch and certain of its affiliates have been engaged by the Company to provide recordkeeping, administration and trustee services to the BRSP. The compensation to Merrill Lynch and its affiliates for these services paid by the Company was not material.

Receivables and Payables with Related Parties. Due from related parties was $77 million and $142 million at December 31, 2012 and 2011, respectively, and primarily represented receivables for investment advisory and administration services provided by BlackRock, and other receivables from certain investment products managed by BlackRock. Due from related parties at December 31, 2012 included $68 million due from certain funds. Due from related parties at December 31, 2011 included $56 million due from certain funds and $69 million of a tax indemnification asset due from Barclays.

Accounts receivable at December 31, 2012 and 2011 included $629 million and $540 million, respectively, related to receivables from BlackRock mutual funds, including iShares, for investment advisory and administration services.

Due to related parties was $14 million at December 31, 2012 and primarily represented payables to certain investment products managed by BlackRock. Due to related parties at December 31, 2011 included $13 million and $9 million payable to certain investment products managed by BlackRock and Barclays, respectively.

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

Banking Regulatory Requirements. BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust activities. BTC is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, BTC must meet specific capital guidelines that invoke quantitative measures of BTC’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2012 and 2011, it exceeded the applicable capital adequacy requirements.

(Dollar amounts in millions)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk weighted assets)	$633	99.1%	$51	8.0%	$64	10.0%
Tier 1 capital (to risk weighted assets)	$633	99.1%	$26	4.0%	$38	6.0%
Tier 1 capital (to average assets)	$633	49.7%	$51	4.0%	$64	5.0%

December 31, 2011
Total capital (to risk weighted assets)	$720	104.1%	$55	8.0%	$69	10.0%
Tier 1 capital (to risk weighted assets)	$720	104.1%	$28	4.0%	$42	6.0%
Tier 1 capital (to average assets)	$720	45.1%	$64	4.0%	$80	5.0%

Broker-dealers. BlackRock Investments, LLC, BlackRock Capital Markets, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

16. Net Capital Requirements (continued)

Capital Requirements. At December 31, 2012, the Company was required to maintain approximately $1,209 million in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Services Authority (“FSA”) in the United Kingdom, and the broker-dealers and was in compliance with all applicable regulatory minimum net capital requirements.

17. Capital Stock

Capital Stock Authorized. BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2012 and 2011. At December 31, 2012 and 2011, BlackRock had 20,000,000 series A non-voting participating preferred shares (“Series A Preferred”), $0.01 par value, authorized. At December 31, 2012 and 2011, BlackRock had 150,000,000 series B non-voting participating preferred shares (“Series B Preferred”), $0.01 par value, authorized. At December 31, 2012 and 2011, BlackRock had 6,000,000 series C non-voting participating preferred shares (“Series C Preferred”), $0.01 par value, authorized. At December 31, 2012 and 2011, BlackRock had 20,000,000 series D non-voting participating preferred shares (“Series D Preferred”), $0.01 par value, authorized.

Common Shares Held in Escrow. On October 1, 2007, the Company acquired the fund of funds business of Quellos. The Company issued 1,191,785 shares of BlackRock common stock that were placed into an escrow account. As of December 31, 2011, 1,188,182 common shares had been released to Quellos in accordance with the Quellos asset purchase agreement, which resulted in an adjustment to the recognized purchase price and had a dilutive effect subsequent to the release. During 2012, the remaining 3,603 shares were released from the escrow account.

January 2010 Capital Exchange. In January 2010, 600,000 common shares were exchanged for Series B Preferred and all 11,203,442 Series D Preferred outstanding at December 31, 2009 were exchanged for Series B Preferred.

November 2010 Capital Exchanges. On November 15, 2010, the Company announced the closing of the secondary offerings by Bank of America and PNC of 58,737,122 shares of BlackRock’s common stock, which included 56,407,040 shares of common stock issued upon the conversion of BlackRock’s Series B Preferred. Concurrently with the secondary offerings, BlackRock issued 11,105,000 shares of common stock to PNC in exchange for an equal number of shares of Series B Preferred.

May 2011 Barclays Sale and Conversion. In May 2011, 2,356,750 shares of Series B Preferred owned by Barclays were automatically converted to shares of common stock upon their disposition.

June 2011 Bank of America Stock Repurchase Agreement. On June 1, 2011, BlackRock completed its repurchase of Bank of America’s remaining ownership interest of 13,562,878 Series B Preferred for $2.545 billion, or $187.65 per share.

September 2011 Institutional Investor Capital Exchange. In September 2011, an institutional investor exchanged 2,860,188 shares of Series B Preferred for common shares.

September 2011 PNC Capital Contribution. In September 2011, PNC surrendered to BlackRock approximately 1.3 million shares of BlackRock Series C Preferred to fund certain LTIP awards in accordance with the share surrender agreement between PNC and BlackRock.

May 2012 Barclays Sale and Capital Exchange. BlackRock completed the secondary offering of 26,211,335 shares of common stock held by Barclays at a price of $160.00 per share, which included 23,211,335 shares of common stock issued upon the conversion of Series B Preferred by a subsidiary of Barclays.

Upon completion of this offering, BlackRock repurchased 6,377,552 shares directly from Barclays outside the publicly announced share repurchase program at a price of $156.80 per share (consisting of 6,346,036 of Series B Preferred and 31,516 shares of common stock). The total transactions, including the full exercise of the underwriters’ option to purchase 2,621,134 additional shares in the secondary offering, amounted to 35,210,021 shares, resulting in Barclays exiting its entire ownership position in BlackRock.

May 2012 PNC Capital Exchange. In May 2012, PNC exchanged 2,000,000 shares of Series B Preferred for an equal number of shares of common stock.

Other Changes. In September and October 2012, 593,786 and 2,594,070 shares of Series B Preferred, respectively, converted into an equal number of shares of common stock.

Cash Dividends for Common and Preferred Shares / RSUs. During 2012, 2011 and 2010, the Company paid cash dividends of $6.00 per share (or $1,060 million), $5.50 per share (or $1,014 million) and $4.00 per share (or $776 million), respectively.

17. Capital Stock (continued)

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued						Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Series D Preferred	Common Shares	Series B Preferred	Series C Preferred	Series D Preferred
December 31, 2009	62,776,777	(868,940)	(11,601)	112,817,151	2,889,467	11,203,442	61,896,236	112,817,151	2,889,467	11,203,442
Release of common stock	—	865,337	—	—	—	—	865,337	—	—	—
Shares repurchased	—	—	(896,102)				(896,102)
Exchange of common stock for Series B Preferred	—		(600,000)	600,000	—	—	(600,000)	600,000	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	1,634,807	—	804,243	—	—	—	2,439,050	—	—	—
Exchange of Series D Preferred for Series B Preferred	—	—	—	11,203,442	—	(11,203,442)	—	11,203,442	—	(11,203,442)
Exchange of Series B Preferred for common shares	67,512,040	—	—	(67,512,040)	—	—	67,512,040	(67,512,040)	—	—
PNC LTIP capital contribution	—	—		—	(23,028)	—	—	—	(23,028)	—

December 31, 2010	131,923,624	(3,603)	(703,460)	57,108,553	2,866,439	—	131,216,561	57,108,553	2,866,439	—

Exchange of Series B Preferred for common shares	5,216,938	—		(5,216,938)	—	—	5,216,938	(5,216,938)	—	—
Shares repurchased	—	—	(618,000)	(13,562,878)	—	—	(618,000)	(13,562,878)	—	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	2,739,818	—	(92,182)	—	—	—	2,647,636	—	—	—
PNC LTIP capital contribution	—	—	—	—	(1,349,202)	—	—	—	(1,349,202)	—

December 31, 2011	139,880,380	(3,603)	(1,413,642)	38,328,737	1,517,237	—	138,463,135	38,328,737	1,517,237	—

Exchange of Series B Preferred for common shares	31,159,513	—	—	(31,159,513)	—	—	31,159,513	(31,159,513)	—	—
Shares repurchased	(31,516)	—	(2,726,600)	(6,346,036)	—	—	(2,758,116)	(6,346,036)	—	—
Net issuance of common shares related to employee stock transactions	247,411	—	1,763,361	—	—	—	2,010,772	—	—	—
Release of common shares from escrow	(3,603)	3,603	—	—	—	—	—	—	—	—

December 31, 2012	171,252,185	—	(2,376,881)	823,188	1,517,237	—	168,875,304	823,188	1,517,237	—

18. Restructuring Charges

During the fourth quarter of 2011, the Company reduced its workforce globally by approximately 3.4%. This action was the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of approximately $32 million ($22 million after-tax) during 2011. This charge was comprised of $24 million of severance and associated outplacement costs and $8 million of expenses related to the accelerated amortization of previously granted equity-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the consolidated statements of financial condition:

(Dollar amounts in millions)
Liability as of December 31, 2010 (1)	$2
Additions	32
Cash payments	(8)
Accelerated amortization of equity-based awards	(8)

Liability as of December 31, 2011	$18

Cash payments	(17)

Liability as of December 31, 2012	$1

(1)	Liability amount as of December 31, 2010 related to a pre-tax restructuring charge of $22 million recorded during 2009.

19. Income Taxes

The components of income tax expense for 2012, 2011 and 2010, are as follows:

(Dollar amounts in millions)	2012	2011	2010
Current income tax expense:
Federal	$856	$693	$708
State and local	49	54	60
Foreign	186	186	200

Total net current income tax expense	1,091	933	968

Deferred income tax expense (benefit):
Federal	4	52	28
State and local	13	(112)	10
Foreign	(78)	(77)	(35)

Total net deferred income tax expense (benefit)	(61)	(137)	3

Total income tax expense	$1,030	$796	$971

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to non-controlling interests:

(Dollar amounts in millions)	2012	2011	2010
Domestic	$2,690	$2,397	$2,258
Foreign	798	736	776

Total	$3,488	$3,133	$3,034

The foreign income before taxes includes countries that have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Luxembourg, Canada and the Netherlands.

19. Income Taxes (continued)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

(Dollar amounts in millions)	2012	%	2011	%	2010	%
Statutory income tax expense	$1,221	35%	$1,097	35%	$1,062	35%

Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	49	2	59	2	53	2
Impact of foreign, state, and local tax rate changes on deferred taxes	(50)	(2)	(188)	(6)	(27)	(1)
Effect of foreign tax rates	(221)	(5)	(197)	(6)	(145)	(4)
Other	31	—	25	—	28	—

Income tax expense	$1,030	30%	$796	25%	$971	32%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(Dollar amounts in millions)	2012	2011
Deferred income tax assets:
Compensation and benefits	$355	$304
Unrealized investment losses	71	110
Loss carryforwards	81	87
Other	222	229

Gross deferred tax assets	729	730
Less: deferred tax valuation allowances	(95)	(95)

Deferred tax assets net of valuation allowances	634	635

Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,656	5,675
Acquired finite-lived intangibles	158	208
Other	109	69

Gross deferred tax liabilities	5,923	5,952

Net deferred tax (liabilities)	$(5,289)	$(5,317)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2012, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $4 million and $5,293 million, respectively. At December 31, 2011, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $6 million and $5,323 million, respectively.

During 2012, tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure primarily resulted in a $50 million net non-cash benefit related to the revaluation of certain deferred income tax liabilities.

In 2011, an enacted state tax law and a state tax election went into effect, which resulted in a revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets, which resulted in a $52 million and $91 million tax benefit, respectively. In addition, the United Kingdom and Japan enacted legislation reducing corporate income tax rates, which resulted in a revaluation of certain net deferred income tax liabilities primarily related to acquired intangible assets, which resulted in a $60 million and $13 million tax benefit, respectively.

The Company had a deferred income tax asset related to unrealized investment losses of approximately $71 million and $110 million as of December 31, 2012 and 2011, respectively, reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. Realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses.

At December 31, 2012 and 2011, the Company had available state net operating loss carryforwards of $842 million and $388 million, respectively, which will expire on or before 2032. At December 31, 2012, the Company had foreign net operating loss carryforwards of $152 million of which $36 million expires on or before 2021 and the balance will carry forward indefinitely. In addition, at December 31, 2012 and 2011, the Company had U.S.

19. Income Taxes (continued)

capital loss carryforwards of $69 million and $90 million, which were acquired in the BGI Transaction and will expire on or before 2013.

At December 31, 2012 and 2011, the Company had $95 million and $95 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year-over-year increase in the valuation allowance primarily related to certain foreign deferred income tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net in the consolidated statements of financial condition when related to the same tax jurisdiction. As of December 31, 2012, the Company had current income taxes receivable and payable of $102 million and $121 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. As of December 31, 2011, the Company had current income taxes receivable and payable of $108 million and $102 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $2,125 million and $1,516 million as of December 31, 2012 and 2011, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

	Year ended December 31,
(Dollar amounts in millions)	2012	2011	2010
Balance at January 1	$349	$307	$285
Additions for tax positions of prior years	4	22	10
Reductions for tax positions of prior years	(1)	(1)	(17)
Additions based on tax positions related to current year	69	46	35
Lapse of statute of limitations	—	—	(8)
Settlements	(29)	(25)	(2)
Positions assumed in acquisitions	12	—	4

Balance at December 31	$404	$349	$307

Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010, respectively, are $250 million, $226 million and $194 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $3 million during 2012 and in total, as of December 31, 2012, had recognized a liability for interest and penalties of $69 million. The Company accrued interest and penalties of $10 million during 2011 and in total, as of December 31, 2011, had recognized a liability for interest and penalties of $66 million. The Company accrued interest and penalties of $8 million during 2010 and in total, as of December 31, 2010, had recognized a liability for interest and penalties of $56 million. Pursuant to the Amended and Restated Stock Purchase Agreement, the Company has been indemnified by Barclays for $73 million and Guggenheim for $6 million of unrecognized tax benefits.

BlackRock is subject to U.S. federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2007 remain open to U.S. federal income tax examination, tax years after 2005 remain open to state and local income tax examination, and tax years after 2006 remain open to income tax examination in the United Kingdom. With few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006.

The Internal Revenue Service (“IRS”) completed its examination of BlackRock’s 2006 and 2007 tax years in March 2011. In November 2011, the IRS commenced its examination of BlackRock’s 2008 and 2009 tax years, and while the impact on the consolidated financial statements is undetermined, it is not expected to be material.

In July 2011, the IRS commenced its federal income tax audit of the BGI group, which BlackRock acquired in December 2009. The tax years under examination are 2007 through December 1, 2009, and while the impact on the consolidated financial statements is undetermined, it is not expected to be material.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in California for tax years 2004 through 2006, New York City for tax years 2007 through 2008, and New Jersey for tax years 2003 through 2009. No state and local income tax audits cover years earlier than 2007 except for California, New Jersey and New York City. No state and local income tax audits are expected to result in an assessment material to the consolidated financial statements.

19. Income Taxes (continued)

In December 2009, Her Majesty’s Revenue and Customs (“HMRC”) commenced its United Kingdom income tax audit of BlackRock’s 2007 through 2010 tax years. While the impact on the consolidated financial statements is undetermined, it is not expected to be material.

As of December 31, 2012, it is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $5 million to $15 million within the next twelve months. The Company does not anticipate that any possible adjustments resulting from these audits would result in a material change to its consolidated financial statements.

20. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

(Dollar amounts in millions, except per share data)	2012	2011	2010
Basic EPS:
Net income attributable to BlackRock	$2,458	$2,337	$2,063
Less:
Dividends distributed to common shares	1,059	1,004	764
Dividends distributed to participating RSUs	1	10	12

Undistributed net income attributable to BlackRock.	1,398	1,323	1,287
Percentage of undistributed net income allocated to common shares(a)	99.9%	99.1%	98.6%
Undistributed net income allocated to common shares	1,396	1,311	1,269
Plus:
Common share dividends	1,059	1,004	764

Net income attributable to common shares	$2,455	$2,315	$2,033

Weighted-average shares outstanding	174,961,018	184,265,367	190,554,510
Earnings per basic share attributable to BlackRock common stockholders	$14.03	$12.56	$10.67

Diluted EPS:
Net income attributable to common shares	$2,455	$2,315	$2,033
Weighted-average shares outstanding	174,961,018	184,265,367	190,554,510
Dilutive effect of:
Non-participating RSUs	2,810,312	2,139,100	1,008,682
Stock options	246,349	687,192	742,805
Convertible debt	—	24,751	386,050

Total diluted weighted-average shares outstanding	178,017,679	187,116,410	192,692,047

Earnings per dilutive share attributable to BlackRock common stockholders	$13.79	$12.37	$10.55

(a)

Allocation to common stockholders is based on the total of common and participating security stockholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For 2012, 2011 and 2010, average outstanding participating securities were 0.2 million, 1.8 million and 2.8 million, respectively.

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

For 2012, 2011 and 2010, 449, 5,125 and 1,198,856 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. In addition, there were no anti-dilutive stock options for 2012, 2011 and 2010.

21. Segment Information

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory, distribution fees and other revenue for 2012, 2011 and 2010.

(Dollar amounts in millions)	2012	2011	2010
Equity	$4,334	$4,447	$4,055
Fixed income	1,900	1,659	1,531
Multi-asset class	972	914	773
Alternatives	968	864	961
Cash management	361	383	510

Total investment advisory, administration fees, securities lending revenue and performance fees	8,535	8,267	7,830
BlackRock Solutions and advisory	518	510	460
Distribution fees	71	100	116
Other revenue	213	204	206

Total revenue	$9,337	$9,081	$8,612

The following table illustrates the Company’s total revenue for 2012, 2011 and 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(Dollar amounts in millions)
Revenue	2012	2011	2010
Americas	$6,429	$6,064	$5,824
Europe	2,460	2,517	2,300
Asia-Pacific	448	500	488

Total revenue	$9,337	$9,081	$8,612

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2012, 2011 and 2010 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(Dollar amounts in millions)
Long-lived Assets	2012	2011	2010
Americas	$13,238	$13,133	$13,092
Europe	166	123	42
Asia-Pacific	63	73	99

Total long-lived assets	$13,467	$13,329	$13,233

Americas primarily comprises the United States, Canada, Brazil and Mexico, while Europe primarily comprises the United Kingdom. Asia-Pacific primarily comprises Japan, Australia and Hong Kong.

22. Selected Quarterly Financial Data (unaudited)

(Dollar amounts in millions, except per share data)
2012	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter(2)
Revenue	$2,249	$2,229	$2,320	$2,539
Operating income	$815	$829	$875	$1,005
Net income	$575	$560	$655	$650
Net income attributable to BlackRock	$572	$554	$642	$690
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.19	$3.13	$3.72	$4.02
Diluted	$3.14	$3.08	$3.65	$3.93
Weighted-average common shares outstanding:
Basic	179,022,840	177,010,239	172,359,141	171,518,278
Diluted	181,917,864	179,590,702	175,450,532	175,176,037
Dividend declared per share	$1.50	$1.50	$1.50	$1.50
Common stock price per share:
High	$205.60	$206.57	$183.00	$209.29
Low	$179.13	$163.37	$164.06	$177.17
Close	$204.90	$169.82	$178.30	$206.71

2011	1st Quarter	2nd Quarter(3)	3rd Quarter	4th Quarter(4)
Revenue	$2,282	$2,347	$2,225	$2,227
Operating income	$798	$866	$777	$808
Net income	$564	$622	$570	$583
Net income attributable to BlackRock	$568	$619	$595	$555
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$2.92	$3.26	$3.28	$3.10
Diluted	$2.89	$3.21	$3.23	$3.05
Weighted-average common shares outstanding:
Basic	191,797,365	187,870,001	179,034,837	178,562,187
Diluted	194,296,504	190,579,963	181,825,329	181,987,669
Dividend declared per share	$1.375	$1.375	$1.375	$1.375
Common stock price per share:
High	$209.77	$207.42	$199.10	$179.77
Low	$179.52	$183.51	$140.22	$137.00
Close	$201.01	$191.81	$148.01	$178.24

(1)

The third quarter 2012 included a $30 million net non-cash tax benefit related to the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

(2)

The fourth quarter 2012 included a one-time pre-tax $30 million charge related to a contribution to certain of the Company’s STIFs and $20 million of non-cash tax benefits primarily associated with revaluation of certain deferred tax liabilities.

(3)	The second quarter 2011 included a $52 million non-cash tax benefit due to enacted state legislation.

(4)

The fourth quarter 2011 included $32 million of pre-tax restructuring charges, while third quarter 2011 included $63 million of pre-tax U.K. lease exit costs related to the Company’s exit from two London locations. The fourth quarter 2011 included a $20 million non-cash tax benefit primarily due to tax legislation enacted in Japan, while the third quarter 2011 included a $129 million non-cash tax benefit due to tax legislation enacted in the United Kingdom and a state tax election.

23. Subsequent Events

Share Repurchase Approvals. In January 2013, the Board of Directors (“the “Board”) approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock.

Dividend Approval. On January 16, 2013, the Board approved BlackRock’s quarterly dividend of $1.68 to be paid on March 25, 2013 to stockholders of record on March 7, 2013.

Acquisitions. In January 2013, BlackRock announced that it agreed to acquire the Credit Suisse ETF franchise, the European ETF platform with products domiciled in Switzerland, Ireland and Luxembourg, subject to customary closing conditions.

The Taxpayer Relief Act of 2012. The Taxpayer Relief Act of 2012, signed into law on January 2, 2013, brought about significant tax changes, including, but not limited to, the retroactive extension of several temporary tax incentives for businesses. The business tax incentives extended through 2013 include research and development credit and look-through treatment of payments between related controlled foreign corporations. The effects of the change in tax law will be recognized in the three months ended March 31, 2013, the period that the law was enacted. The Company does not expect the impact to be material to the consolidated financial statements.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.

3.3	Amended and Restated Bylaws of BlackRock.

3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.

3.5(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.

3.6(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.

3.7(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.

4.3(7)	Form of 6.25% Notes due 2017.

4.4(8)	Form of 3.50% Notes due 2014.

4.5(8)	Form of 5.00% Notes due 2019.

4.6(9)	Form of Floating Rate Notes due 2013.

4.7(9)	Form of 4.25% Notes due 2021.

4.8(10)	Form of 1.375% Notes due 2015.

4.9(10)	Form of 3.375% Notes due 2022.

10.1(11)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +

10.2(12)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +

10.3(13)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+

10.4(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+

10.5(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.6(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.7(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.8(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.9(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+

10.10(5)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

10.11(15)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+

10.12(16)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+

10.13(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+

10.14(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+

10.15(18)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+

Exhibit No.	Description
10.16(19)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.

10.17(20)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(21)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.

10.19(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.20(22)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.21(23)	Third Amended and Restated Stockholder Agreement, dated as of November 15, 2010, among BlackRock, Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc.

10.22(24)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.

10.23(25)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(26)	Stock Repurchase Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.

10.25(26)	Exchange Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.

10.26(26)	Exchange Agreement, dated as of May 21, 2012, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and BlackRock.

10.27(27)	Letter Agreement, dated November 20, 2012, between Susan L. Wagner and BlackRock. +

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Deloitte & Touche LLP Consent.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.
(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.
(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.
(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.
(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.
(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.
(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.
(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.
(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.
(11)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(12)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.
(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.
(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.
(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.
(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.
(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.
(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.
(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.
(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 17, 2010.
(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.
(25)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 23, 2012.
(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 27, 2012.

+	Denotes compensatory plans or arrangements
†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.