Form 10-Q
period 2013-03-31
BlackRock Inc.
filed 2013-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer
Smaller reporting company		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 30, 2013, there were 168,703,604 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(in millions, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 3,942	$ 4,606
Accounts receivable	2,618	2,250
Investments	1,711	1,750
Assets of consolidated variable interest entities:
Cash and cash equivalents	290	297
Bank loans and other investments	2,514	2,264
Separate account assets	137,302	134,768
Separate account collateral held under securities lending agreements	20,939	23,021
Property and equipment (net of accumulated depreciation of $593 and $572 at March 31, 2013 and December 31, 2012, respectively)	529	557
Intangible assets (net of accumulated amortization of $939 and $899 at March 31, 2013 and December 31, 2012, respectively)	17,362	17,402
Goodwill	12,904	12,910
Other assets	627	626

Total assets	$200,738	$200,451

Liabilities
Accrued compensation and benefits	$ 602	$ 1,547
Accounts payable and accrued liabilities	1,657	1,055
Short-term borrowings	-	100
Liabilities of consolidated variable interest entities:
Borrowings	2,332	2,402
Other liabilities	275	103
Long-term borrowings	5,687	5,687
Separate account liabilities	137,302	134,768
Separate account collateral liabilities under securities lending agreements	20,939	23,021
Deferred income tax liabilities	5,379	5,293
Other liabilities	898	858

Total liabilities	175,071	174,834

Commitments and contingencies (Note 11)
Temporary equity
Redeemable non-controlling interests	36	32
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at March 31, 2013 and December 31, 2012;
Shares issued: 171,252,185 at March 31, 2013 and December 31, 2012;
Shares outstanding: 168,967,457 and 168,875,304 at March 31, 2013 and December 31, 2012, respectively
Preferred stock (Note 15)	-	-
Additional paid-in capital	19,210	19,419
Retained earnings	6,767	6,444
Appropriated retained earnings	55	29
Accumulated other comprehensive loss	(166)	(59)
Treasury stock, common, at cost (2,284,728 and 2,376,881 shares held at March 31, 2013 and December 31, 2012, respectively)	(523)	(432)

Total BlackRock, Inc. stockholders’ equity	25,345	25,403
Nonredeemable non-controlling interests	144	155
Nonredeemable non-controlling interests of consolidated variable interest entities	142	27

Total permanent equity	25,631	25,585

Total liabilities, temporary equity and permanent equity	$200,738	$200,451

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,455	$1,314
Other third parties	674	663

Total investment advisory, administration fees and securities lending revenue	2,129	1,977
Investment advisory performance fees	108	80
BlackRock Solutions and advisory	126	123
Distribution fees	17	19
Other revenue	69	50

Total revenue	2,449	2,249
Expenses
Employee compensation and benefits	905	825
Distribution and servicing costs	91	95
Amortization of deferred sales commissions	12	16
Direct fund expenses	161	152
General and administration	331	307
Amortization of intangible assets	40	39

Total expenses	1,540	1,434

Operating income	909	815
Non-operating income (expense)
Net gain (loss) on investments	62	75
Net gain (loss) on consolidated variable interest entities	27	(12)
Interest and dividend income	6	9
Interest expense	(54)	(49)

Total non-operating income (expense)	41	23

Income before income taxes	950	838
Income tax expense	284	263

Net income	666	575
Less:
Net income (loss) attributable to redeemable non-controlling interests	-	1
Net income (loss) attributable to nonredeemable non-controlling interests	34	2

Net income attributable to BlackRock, Inc.	$632	$572

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.69	$3.19
Diluted	$3.62	$3.14
Cash dividends declared and paid per share	$1.68	$1.50
Weighted-average common shares outstanding:
Basic	171,301,800	179,022,840
Diluted	174,561,132	181,917,864

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$666	$575
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	4	6
Less: reclassification adjustment included in net income	3	1

Net change from available-for-sale investments, net of tax(1)	1	5
Benefit plans, net	-	(1)
Foreign currency translation adjustments	(108)	33

Other comprehensive income (loss)	(107)	37

Comprehensive income	559	612
Less: Comprehensive income (loss) attributable to non-controlling interests	34	3

Comprehensive income attributable to BlackRock, Inc.	$525	$609

(1)	The tax benefit (expense) on unrealized holding gains (losses) was $1 million and ($3) million during the quarters ended March 31, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity

December 31, 2012	$19,421	$6,444	$29	($59)	($432)	$25,403	$155	$27	$25,585	$32
Net income	-	632	-	-	-	632	7	27	666	-
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	26	-	-	26	-	(26)	-	-
Dividends paid	-	(309)	-	-	-	(309)	-	-	(309)	-
Stock-based compensation	127	-	-	-	-	127	-	-	127	-
Issuance of common shares related to employee stock transactions	(364)	-	-	-	370	6	-	-	6	-
Employee tax benefit withholdings related to employee stock transactions	-	-	-	-	(211)	(211)	-	-	(211)	-
Shares repurchased	-	-	-	-	(250)	(250)	-	-	(250)	-
Net tax benefit (shortfall) from stock-based compensation	28	-	-	-	-	28	-	-	28	-
Subscriptions (redemptions/distributions)-non-controlling interest holders	-	-	-	-	-	-	(18)	114	96	11
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(7)
Other comprehensive income (loss)	-	-	-	(107)	-	(107)	-	-	(107)	-

March 31, 2013	$19,212	$6,767	$55	($166)	($523)	$25,345	$144	$142	$25,631	$36

(1)	Amounts include $2 million of common stock at both March 31, 2013 and December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Non-controlling Interests	Nonredeemable Non-controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity

December 31, 2011	$20,276	$5,046	$72	($127)	($1)	($218)	$25,048	$184	$38	$25,270	$92
Net income	-	572	-	-	-	-	572	14	(12)	574	1
Allocation of losses of consolidated collateralized loan obligations	-	-	(15)	-	-	-	(15)	-	15	-	-
Dividends paid	-	(285)	-	-	-	-	(285)	-	-	(285)	-
Stock-based compensation	114	-	-	-	-	-	114	-	-	114	-
Merrill Lynch cash capital contribution	7	-	-	-	-	-	7	-	-	7	-
Issuance of common shares related to employee stock transactions	(335)	-	-	-	-	376	41	-	-	41	-
Employee tax benefit withholdings related to employee stock transactions	-	-	-	-	-	(137)	(137)	-	-	(137)	-
Shares repurchased	-	-	-	-	-	(125)	(125)	-	-	(125)	-
Net tax benefit (shortfall) from stock-based compensation	46	-	-	-	-	-	46	-	-	46	-
Subscriptions(redemptions/distributions)-non-controlling interest holders	-	-	-	-	-	-	-	(12)	(5)	(17)	144
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	(1)	-	(1)	(158)
Other comprehensive income (loss)	-	-	-	37	-	-	37	-	-	37	-

March 31, 2012	$20,108	$5,333	$57	($90)	($1)	($104)	$25,303	$185	$36	$25,524	$79

(1)	Amounts include $1 million of common stock at both March 31, 2012 and December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$666	$575
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	72	73
Amortization of deferred sales commissions	12	16
Stock-based compensation	127	114
Deferred income tax expense (benefit)	93	65
Net (gains) losses on non-trading investments	(21)	(39)
Purchases of investments within consolidated sponsored investment funds	(18)	(53)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	29	18
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	7	(41)
Net (gains) losses within consolidated VIEs	(27)	12
Net (purchases) proceeds within consolidated VIEs	(41)	122
(Earnings) losses from equity method investees	(50)	(45)
Distributions of earnings from equity method investees	17	8
Changes in operating assets and liabilities:
Accounts receivable	(376)	(344)
Deferred sales commissions	(13)	(12)
Investments, trading	51	(176)
Other assets	17	27
Accrued compensation and benefits	(947)	(853)
Accounts payable and accrued liabilities	597	320
Other liabilities	(5)	111

Cash flows from operating activities	190	(102)

Cash flows from investing activities
Purchases of investments	(90)	(175)
Proceeds from sales and maturities of investments	117	76
Distributions of capital from equity method investees	25	12
Net consolidations (deconsolidations) of sponsored investment funds	(3)	(149)
Acquisitions, net of cash acquired	-	(210)
Purchases of property and equipment	(18)	(41)

Cash flows from investing activities	31	(487)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities
Repayments of short-term borrowings	(100)	-
Cash dividends paid	(309)	(285)
Proceeds from stock options exercised	5	39
Proceeds from issuance of common stock	1	2
Repurchases of common stock	(461)	(262)
Merrill Lynch cash capital contribution	-	7
Net proceeds from (repayments of) borrowings by consolidated VIEs	(80)	(76)
Net (redemptions/distributions paid) subscriptions received from non-controlling interests holders	107	127
Excess tax benefit from stock-based compensation	32	55

Cash flows from financing activities	(805)	(393)

Effect of exchange rate changes on cash and cash equivalents	(80)	28

Net increase (decrease) in cash and cash equivalents	(664)	(954)
Cash and cash equivalents, beginning of period	4,606	3,506

Cash and cash equivalents, end of period	$3,942	$2,552

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$24	$25
Interest on borrowings of consolidated VIEs	$29	$18
Income taxes	$78	$91

Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$364	$335
Increase (decrease) in non-controlling interests due to net consolidation (deconsolidation) of sponsored investment funds	($7)	($159)

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On March 31, 2013, The PNC Financial Services Group, Inc. (“PNC”) held 20.7% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 (“2012 Form 10-K”).

The interim financial information at March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.  Significant Accounting Policies (continued)

Fair Value Measurements.

Hierarchy of Fair Value Inputs.    The provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

•	Level 3 liabilities include borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon non-binding single-broker quotes.

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

Valuation Techniques.    The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. Such quotes and modeled prices are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of the current market environment and other analytical procedures.

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

A significant amount of inputs used to value equity, debt securities and bank loans is sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodologies, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. In addition, on a quarterly basis, meetings are held with the vendors to identify any significant changes to the vendors’ processes.

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

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

Changes in the fair value of the Company’s derivative financial instruments are generally recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

Separate Account Assets and Liabilities. Separate account assets are maintained by a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate accounts assets primarily include equity, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition in accordance with the ASC 944-80, Financial Services – Separate Accounts.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrues directly to the contract owner and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these separate account assets and liabilities, BlackRock earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements.    The Company facilitates securities lending arrangements whereby securities held

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

by separate account assets maintained by BlackRock’s registered life insurance company are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company, in the event of customer default, the right to liquidate collateral or to request additional collateral. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can resell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on the condensed consolidated statements of financial condition the collateral received under these arrangements (both cash and non-cash) as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. At March 31, 2013 and December 31, 2012, the fair value of loaned securities held by separate account assets was approximately $19.1 billion and $21.0 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $20.9 billion and $23.0 billion, respectively. During the three months ended March 31, 2013 and 2012, the Company had not re-sold or re-pledged any of the collateral received under these arrangements.

Appropriated Retained Earnings.    Upon the initial consolidation of CLOs, BlackRock recorded a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statement of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The net change in the fair value of the CLOs’ assets and liabilities is recorded as net income (loss) attributable to nonredeemable non-controlling interests and as an adjustment to appropriated retained earnings.

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2013

Amendments to Accumulated Other Comprehensive Income Disclosures.    On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which added new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). See Note 14 for new disclosure.

Recent Accounting Pronouncements Not Yet Adopted

Cumulative Translation Adjustment.    In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for the Company on January 1, 2014 and is not expected to have a material impact on the condensed consolidated financial statements.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	March 31, 2013	December 31, 2012
Available-for-sale investments	$178	$158
Held-to-maturity investments	53	112
Trading investments:
Consolidated sponsored investment funds	151	123
Other equity securities and debt securities	98	94
Deferred compensation plan mutual funds	56	53

Total trading investments	305	270
Other investments:
Consolidated sponsored investment funds	413	401
Equity method investments	505	595
Deferred compensation plan hedge fund equity method investments	10	9
Cost method investments(1)	120	120
Carried interest	127	85

Total other investments	1,175	1,210

Total investments	$1,711	$1,750

(1)	Amounts primarily include Federal Reserve Bank Stock

At March 31, 2013, the Company consolidated $564 million of investments held by consolidated sponsored investment funds (non-variable interest entities (“VIEs”)) of which $151 million and $413 million were classified as trading investments and other investments, respectively. At December 31, 2012, the Company consolidated $524 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $123 million and $401 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
March 31, 2013	Cost	Gains	Losses
Equity securities of sponsored investment funds	$162	$14	($1)	$175
Other securities	1	2	-	3

Total available-for-sale investments	$163	$16	($1)	$178

		Gross Unrealized		Carrying Value
December 31, 2012	Cost	Gains	Losses
Equity securities of sponsored investment funds	$142	$14	($1)	$155
Other securities	2	1	-	3

Total available-for-sale investments	$144	$15	($1)	$158

Available-for-sale investments primarily included seed investments in BlackRock sponsored investment mutual funds.

3.  Investments (continued)

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $53 million and $112 million at March 31, 2013 and December 31, 2012, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At March 31, 2013, $40 million of these investments would mature in one year or less and $13 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	March 31, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$ 51	$ 56	$ 46	$ 53
Equity/Multi-asset class mutual funds	130	142	154	162
Debt securities/fixed income mutual funds:
Corporate debt	48	49	44	44
U.S. government debt	60	58	11	11

Total trading investments	$289	$305	$255	$270

At March 31, 2013, trading investments included $80 million of equity securities and $71 million of debt securities held by consolidated sponsored investment funds, $56 million of certain deferred compensation plan mutual fund investments and $98 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	March 31, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$389	$413	$378	$401
Equity method	437	505	541	595
Deferred compensation plan hedge fund equity method investments	9	10	15	9
Cost method investments:
Federal Reserve Bank stock	90	90	89	89
Other	18	30	31	31

Total cost method investments	108	120	120	120
Carried interest	-	127	-	85

Total other investments	$943	$1,175	$1,054	$1,210

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

3.  Investments (continued)

Other Investments (continued)

Equity method investments primarily include BlackRock’s direct investment in certain BlackRock sponsored investment funds.

Cost method investments include non-marketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At March 31, 2013 and December 31, 2012, there were no indicators of impairment on these investments.

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

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

(in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$117	$133
Investments:
Trading investments	151	123
Other investments	413	401
Other assets	15	25
Other liabilities	(51)	(65)
Non-controlling interests	(180)	(187)

BlackRock’s net interests in consolidated sponsored investment funds	$465	$430

BlackRock’s total exposure to consolidated sponsored investment funds of $465 million and $430 million at March 31, 2013 and December 31, 2012, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to BlackRock.

In addition, at March 31, 2013 and December 31, 2012, several consolidated CLOs and investment funds, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6 for further discussion on these consolidated investment products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5. Fair Value Disclosures

Fair Value Hierarchy

March 31, 2013

Assets measured at fair value on a recurring basis and other assets not held at fair value were as follows:

	Assets measured at fair value on a recurring basis
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	March 31, 2013

Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$175	$-	$1	$-	$176
Debt securities	-	2	-	-	2

Total available-for-sale	175	2	1	-	178
Held-to-maturity:
Debt securities	-	-	-	53	53
Trading:
Deferred compensation plan mutual funds	56	-	-	-	56
Equity/Multi-asset class mutual funds	139	3	-	-	142
Debt securities / fixed income mutual funds	37	70	-	-	107

Total trading	232	73	-	-	305
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	39	84	-	126
Private / public equity(2)	7	16	264	-	287

Total consolidated sponsored investment funds	10	55	348	-	413
Equity method:
Hedge funds / Funds of hedge funds	-	65	136	53	254
Private equity investments	-	-	99	-	99
Real estate funds	-	19	91	9	119
Equity/Multi-asset class, alternative mutual funds	33	-	-	-	33

Total equity method	33	84	326	62	505
Deferred compensation plan hedge fund equity method investments	-	10	-	-	10
Cost method investments	-	-	-	120	120
Carried interest	-	-	-	127	127

Total investments	450	224	675	362	1,711

Separate account assets	97,815	38,536	-	951	137,302
Separate account collateral held under securities lending agreements:
Equity securities	19,275	-	-	-	19,275
Debt securities	-	1,664	-	-	1,664

Total separate account collateral held under securities lending agreements	19,275	1,664	-	-	20,939
Other assets(3)	-	12	-	-	12
Assets of consolidated VIEs:
Bank loans	-	2,125	97	-	2,222
Bonds	-	90	49	-	139
Private / public equity(4)	-	7	20	-	27
Fund of hedge funds	10	-	116		126

Total assets of consolidated VIEs	10	2,222	282	-	2,514

Total	$117,550	$42,658	$957	$1,313	$162,478

(1)

Amounts comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)

Amount within Level 3 included $214 million and $50 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount included company-owned and split-dollar life insurance policies.
(4)	Amount within Level 3 included $19 million and $1 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2013 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2013
Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,332	$2,332
Separate account collateral liabilities under securities lending agreements	19,275	1,664	-	20,939
Other liabilities(1)	15	5	-	20

Total liabilities measured at fair value	$19,290	$1,669	$2,332	$23,291

(1)

Amounts included a credit default swap (see Note 7 for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statement of financial condition.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

December 31, 2012

Assets measured at fair value on a recurring basis and other assets not held at fair value were as follows:

	Assets measured at fair value on a recurring basis
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2012
Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$155	$-	$1	$-	$156
Debt securities	-	2	-	-	2

Total available-for-sale	155	2	1	-	158
Held-to-maturity:
Debt securities	-	-	-	112	112
Trading:
Deferred compensation plan mutual funds	53	-	-	-	53
Equity/Multi-asset class mutual funds	159	3	-	-	162
Debt securities / fixed income mutual funds	5	50	-	-	55

Total trading	217	53	-	-	270
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	39	73	-	115
Private / public equity(2)	10	10	266	-	286

Total consolidated sponsored investment funds	13	49	339	-	401
Equity method:
Hedge funds / Funds of hedge funds	-	61	161	39	261
Private equity investments	-	-	90	-	90
Real estate funds	-	19	88	15	122
Fixed income mutual funds	46	-	-	-	46
Equity/Multi-asset class, alternative mutual funds	76	-	-	-	76

Total equity method	122	80	339	54	595
Deferred compensation plan hedge fund equity method investments	-	9	-	-	9
Cost method investments	-	-	-	120	120
Carried interest	-	-	-	85	85

Total investments	507	193	679	371	1,750

Separate account assets	95,514	38,392	2	860	134,768
Separate account collateral held under securities lending agreements:
Equity securities	21,273	-	-	-	21,273
Debt securities	-	1,748	-	-	1,748

Total separate account collateral held under securities lending agreements	21,273	1,748	-	-	23,021
Other assets(3)	-	12	-	-	12
Assets of consolidated VIEs:
Bank loans	-	2,004	106	-	2,110
Bonds	-	78	46	-	124
Private / public equity(4)	2	6	22	-	30

Total assets of consolidated VIEs	2	2,088	174	-	2,264

Total	$117,296	$42,433	$855	$1,231	$161,815

(1)

Amounts comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)

Amount within Level 3 included $212 million and $54 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount included company-owned and split-dollar life insurance policies.
(4)	Amount within Level 3 included $20 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,402	$2,402
Separate account collateral liabilities under securities lending agreements	21,273	1,748	-	23,021
Other liabilities(1)	15	5	-	20

Total liabilities measured at fair value	$21,288	$1,753	$2,402	$25,443

(1)

Amounts include a credit default swap (see Note 7, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statement of financial condition.

Level 3 Assets.  Level 3 assets recorded within investments of $675 million and $679 million at March 31, 2013 and December 31, 2012, respectively, primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal as well as third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $51 million and $56 million at March 31, 2013 and December 31, 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2013	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	73	4	12	-	-	-	(5)	84	4
Private equity	266	23	7	(29)	-	-	(3)	264	20
Equity method:
Hedge funds / Funds of hedge funds	161	4	1	-	(30)	-	-	136	4
Private equity investments	90	6	5	-	(2)	-	-	99	6
Real estate funds	88	1	2	-	-	-	-	91	2

Total Level 3 investments	679	38	27	(29)	(32)	-	(8)	675	36

Separate account assets	2	-	-	(2)	-	-	-	-	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	-	24	(11)	-	15	(37)	97
Bonds	46	(1)	4	-	-	-	-	49
Private equity	22	1	-	(3)	-	-	-	20
Fund of hedge funds	-	-	116	-	-	-	-	116

Total Level 3 assets of consolidated VIEs	174	-	144	(14)	-	15	(37)	282	n/a	(4)

Total Level 3 assets	$855	$38	$171	($45)	($32)	$15	($45)	$957

Liabilities:
Borrowings of consolidated VIEs	$2,402	($10)	$-	$-	($80)	$-	$-	$2,332	n/a	(4)

n/a	– not applicable
(1)Amount	primarily includes distributions from equity method investees and repayment of borrowings of consolidated VIEs.
(2)Earnings	attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)The	net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)The	net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the condensed consolidated statements of income.

5.   Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2012

(in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2012	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	22	1	27	-	-	3	-	53	1
Private equity	313	29	5	(18)	-	-	-	329	27
Equity method:
Hedge funds / Funds of hedge funds	193	16	-	-	(12)	-	-	197	16
Private equity investments	85	4	2	-	(2)	-	-	89	4
Real estate funds	88	-	7	-	-	-	-	95	-

Total Level 3 investments	702	50	41	(18)	(14)	3	-	764	48

Separate account assets	10	1	1	(9)	-	11	(1)	13	n/a	(3)
Assets of consolidated VIEs:
Bank loans	83	-	7	(6)	-	5	(42)	47
Bonds	40	2	2	-	-	-	-	44
Private equity	27	3	-	(2)	-	-	-	28

Total Level 3 assets of consolidated VIEs	150	5	9	(8)	-	5	(42)	119	n/a	(4)

Total Level 3 assets	$862	$56	$51	($35)	($14)	$19	($43)	$896

Liabilities:
Borrowings of consolidated VIEs	$1,574	($49)	$-	$-	($76)	$-	$-	$1,547	n/a	(4)

n/a – not applicable

(1)	Amount primarily includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)Earnings	attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)The	net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)The	net gain (loss) on consolidated VIEs is solely attributable to non-controlling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities.  Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in non-operating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs are allocated to non-controlling interests to reflect net income (loss) not attributable to the Company.

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

Assets of Consolidated VIEs.  During the three months ended March 31, 2013 and 2012, there were $37 million and $42 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three months ended March 31, 2013 and 2012, there were $15 million and $5 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Consolidated Sponsored Investment Funds.  During the three months ended March 31, 2013, there were $12 million of transfers out of Level 1 to Level 2 related to consolidated private equity funds. This transfer was due to a direct investment in a public company held by a consolidated private equity fund valued at a discount due to restrictions on sale.

Significant Other Settlements.  During the three months ended March 31, 2013 and 2012, there were $32 million and $14 million, respectively, of distributions from equity method investees categorized in Level 3.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.  At March 31, 2013 and December 31, 2012, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$3,942	$3,942	$4,606	$4,606	Level 1	(1)
Accounts receivable	2,618	2,618	2,250	2,250	Level 1	(2)
Due from related parties	73	73	77	77	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	290	290	297	297	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,657	1,657	1,055	1,055	Level 1	(2)
Due to related parties	13	13	14	14	Level 1	(2)
Short-term borrowings	-	-	100	100	Level 1	(2)
Long-term borrowings	5,687	6,234	5,687	6,275	Level 2	(3)

(1)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. At March 31, 2013 and December 31, 2012, approximately $117 million and $133 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds. Money market

5.  Fair Value Disclosures (continued)

funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund. At March 31, 2013 and December 31, 2012, approximately $65 million and $98 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition.

(2)

The carrying amounts of accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related parties and short-term borrowings approximate fair value due to their short-term nature.

(3)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2013 and December 2012, respectively. See Note 10 for further information on the March 31, 2013 fair value of the Company’s long-term borrowings.

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

March 31, 2013

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a)	$3	$-	Daily (100%)	None
Consolidated sponsored investment funds:
Private equity funds of funds	(b)	214	28	n/r	n/r
Other funds of hedge funds	(c)	110	-	Monthly (19%), Quarterly (13%), n/r (68%)	2 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d)	200	68	Monthly (3%), Quarterly (32%) n/r (65%)	15 – 90 days
Private equity funds	(e)	99	91	n/r	n/r
Real estate funds	(f)	110	13	Quarterly (17%) n/r (83%)	60 days
Deferred compensation plan hedge fund investments	(g)	10	-	Monthly (30%), Quarterly (70%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(h)	19	1	n/r	n/r
Fund of hedge funds	(i)	116	-	Quarterly (100%)	90 days

Total		$881	$201

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

December 31, 2012

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a	)	$3	$-	Daily (100%)	None
Consolidated sponsored investment funds:
Private equity funds of funds	(b	)	212	32	n/r	n/r
Other funds of hedge funds	(c	)	98	-	Monthly (22%) Quarterly (11%) n/r (67%)	1 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d	)	222	42	Monthly (2%) Quarterly (28%) n/r (70%)	15 – 90 days

Private equity funds	(e	)	90	135	n/r	n/r
Real estate funds	(f	)	107	15	Quarterly (18%) n/r (82%)	60 days

Deferred compensation plan hedge fund investments	(g	)	9	-	Monthly (33%) Quarterly (67%)	60 – 90 days

Consolidated VIE:
Private equity funds	(h	)	20	1	n/r	n/r

Total			$761	$225

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven years at both March 31, 2013 and December 31, 2012. The total remaining unfunded commitments to other third-party funds were $28 million and $32 million at March 31, 2013 and December 31, 2012, respectively. The Company was contractually obligated to fund $30 million at both March 31, 2013 and December 31, 2012 to the consolidated funds.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds can be redeemed as long as there are no restrictions in place. At March 31, 2013 and December 31, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12 to 24 months. This category also includes a consolidated offshore feeder fund that invests in a master fund with multiple alternative investment strategies. The fair value of this investment has been estimated using the NAV of the master offshore fund held by the feeder fund. The investment is currently subject to restrictions in place by the underlying master fund.

(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately five years at both March 31, 2013 and December 31, 2012.

(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both March 31, 2013 and December 31, 2012.

(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at March 31, 2013 and eight years at December 31, 2012.

(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.

(h)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately two years at March 31, 2013 and three years at December 31, 2012. Total remaining unfunded commitments to other third-party funds were $1 million at both March 31, 2013 and December 31, 2012, which commitments are required to be funded by capital contributions from non-controlling interest holders.

(i)	This category includes consolidated fund of hedge funds that invests in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. The majority of the underlying funds can be redeemed as long as there are no restrictions in place. At March 31, 2013, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12 to 24 months.

Fair Value Option. Upon the initial consolidation of certain CLOs, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable non-controlling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

5.  Fair Value Disclosures (continued)

The following table summarizes information related to those assets and liabilities selected for fair value accounting as of March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,216	$2,124

Fair value	2,222	2,110

Aggregate unpaid principal balance in excess of/(less than) fair value	($6)	$14

Unpaid principal balance of loans more than 90 days past due	$5	$4
Aggregate fair value of loans more than 90 days past due	-	-

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$5	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$2,455	$2,535
Fair value	$2,332	$2,402

At March 31, 2013, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2025.

During the three months ended March 31, 2013 and 2012, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $72 million gain and a $56 million gain, respectively, which were offset by a $41 million loss and a $67 million loss, respectively, from the change in fair value of the CLO borrowings.

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

The primary beneficiary (“PB”) of a VIE that is an investment fund that meets the conditions of ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), is the

6.  Variable Interest Entities (continued)

enterprise that has a variable interest (or combination of variable interests, including those of related parties) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, pre-payments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

The PB of a CDO/CLO or other entity that is a VIE that does not meet the conditions of ASU 2010-10 is the enterprise that has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the entity.

Consolidated VIEs.    Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of several investment funds because it absorbed the majority of the variability due to its de facto third-party relationships with other partners in the funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At March 31, 2013 and December 31, 2012, the following balances related to VIEs were consolidated on the condensed consolidated statements of financial condition:

(in millions)	March 31, 2013	December 31, 2012
Assets of consolidated VIEs:
Cash and cash equivalents	$290	$297
Bank loans	2,222	2,110
Bonds	139	124
Other investments	153	30

Total bank loans, bonds and other investments	2,514	2,264
Liabilities of consolidated VIEs:
Borrowings	(2,332)	(2,402)
Other liabilities	(275)	(103)
Appropriated retained earnings	(55)	(29)
Non-controlling interests of consolidated VIEs	(142)	(27)

Total BlackRock net interests in consolidated VIEs	$—	$—

For the three months ended March 31, 2013 and 2012, the Company recorded non-operating income of $27 million and a non-operating loss of $12 million, respectively, offset by $27 million net income attributable to nonredeemable non-controlling interests and a $12 million net loss attributable to nonredeemable non-controlling interests, respectively, on the condensed consolidated statements of income.

At March 31, 2013 and December 31, 2012, the weighted-average maturities of the bank loans and bonds were approximately 4.7 and 4.5 years, respectively.

6.  Variable Interest Entities (continued)

Non-Consolidated VIEs.    At March 31, 2013 and December 31, 2012, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, were as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At March 31, 2013	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$1	$2	($5)	$20
Other sponsored investment funds:
Collective trusts	—	206	—	206
Other	18	78	—	96

Total	$19	$286	($5)	$322

At December 31, 2012
CDOs/CLOs	$1	$1	($5)	$19
Other sponsored investment funds:
Collective trusts	—	248	—	248
Other	17	61	(3)	77

Total	$18	$310	($8)	$344

(1)

At both March 31, 2013 and December 31, 2012, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	March 31, 2013	December 31, 2012
Assets at fair value	$4	$4
Liabilities(1)	5	5

Net assets	($1)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

Other sponsored investments funds. Net assets of other sponsored investment funds that are non-consolidated VIEs approximated $1.5 trillion to $1.6 trillion at both March 31, 2013 and December 31, 2012. Net assets included $1.3 trillion of collective trusts at March 31, 2013 and December 31, 2012. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7.  Derivatives and Hedging

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on the Company’s floating rate notes due in 2013. Interest on this swap is at a fixed rate of 1.03%, payable semi-annually on May 24 and November 24 of each year. The fair value of the interest rate swap at March 31, 2013 and December 31, 2012 was not material.

The Company maintains a program to enter into total return swaps to hedge against market price exposures with respect to certain seed investments in sponsored investment products. At both March 31, 2013 and December 31, 2012, the Company had 21 outstanding total return swaps, respectively, with an aggregate notional value of approximately $127 million and $206 million, respectively. The fair value of the outstanding total return swaps at March 31, 2013 and December 31, 2012 was not material.

Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At March 31, 2013 and December 31, 2012, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $66 million and $79 million, respectively. The fair value of the forward foreign currency exchange contracts at March 31, 2013 and December 31, 2012 was not material.

The Company entered into a credit default swap, providing credit protection to the counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement. The fair value of the credit default swap was $5 million at both March 31, 2013 and December 31, 2012 and was included in other liabilities on the condensed consolidated statements of financial condition.

Gains (losses) on total return swaps are recorded in non-operating income (expense) on the condensed consolidated statements of income and were ($7) million and ($12) million for the three months ended March 31, 2013 and 2012, respectively.

Gains (losses) on the interest rate swap, forward foreign currency exchange contracts and credit default swap were immaterial for the three months ended March 31, 2013 and 2012.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at March 31, 2013 and December 31, 2012 was not material. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material for the three months ended March 31, 2013 and 2012.

8.  Goodwill

Goodwill activity during the three months ended March 31, 2013 was as follows:

(in millions)
December 31, 2012	$12,910
Goodwill adjustment related to Quellos and other (1)	(6)

March 31, 2013	$12,904

(1)

The decrease in goodwill during the three months ended March 31, 2013 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $316 million and $324 million at March 31, 2013 and December 31, 2012, respectively.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2012	$16,760	$642	$17,402
Amortization expense	—	(40)	(40)

March 31, 2013	$16,760	$602	$17,362

10. Borrowings

Short-Term Borrowings

2013 Revolving Credit Facility. In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2013. At March 31, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility.

As of March 31, 2013 and December 31, 2012, BlackRock had no CP Notes outstanding.

10.  Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of March 2013 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

Floating Rate Notes due 2013	$750	$ —	$750	$750
3.50% Notes due 2014	1,000	—	1,000	1,051
1.375% Notes due 2015	750	—	750	764
6.25% Notes due 2017	700	(3)	697	852
5.00% Notes due 2019	1,000	(2)	998	1,180
4.25% Notes due 2021	750	(4)	746	843
3.375% Notes due 2022	750	(4)	746	794

Total Long-term Borrowings	$ 5,700	($13)	$ 5,687	$ 6,234

Long-term borrowings at December 31, 2012 had a carrying value of $5.687 billion and a fair value of $6.275 billion determined using market prices at the end of December 2012.

See Note 11, Borrowings, in the 2012 Form 10-K for more information.

11.  Commitments and Contingencies

Investment Commitments.    At March 31, 2013, the Company had $217 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

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

11.  Commitments and Contingencies (continued)

Contingencies (continued)

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

Indemnifications.    In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or is considered remote. Consequently, no liability has been recorded on the condensed consolidated statements of financial condition.

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $101.2 billion. The Company held as agent, cash and securities totaling $106.4 billion as collateral for indemnified securities on loan at March 31, 2013. The fair value of these indemnifications was not material at March 31, 2013.

12. Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2013 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2012	5,620,835	$197.90
Granted	1,559,324	$232.47
Converted	(2,313,218)	$205.19
Forfeited	(14,258)	$196.79

March 31, 2013(1)	4,852,683	$205.53

(1)	At March 31, 2013, approximately 4.5 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2013, the Company granted 1,172,381 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 370,812 RSUs to employees that cliff vest 100% on January 31, 2016.

At March 31, 2013, the intrinsic value of outstanding RSUs was $1.2 billion.

12.  Stock-Based Compensation (continued)

At March 31, 2013, total unrecognized stock-based compensation expense related to unvested RSUs was $532 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

Market Performance-based RSUs.

Market performance-based RSU activity for the three months ended March 31, 2013 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2012	575,532	$115.03
Granted	556,581	$126.76

March 31, 2013 (1)	1,132,113	$120.80

(1)	At March 31, 2013, approximately 1.1 million awards are expected to vest and no awards have vested and have been converted.

The 556,581 market performance-based RSUs that the Company granted in January 2013 will be funded primarily by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

At March 31, 2013, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $114 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.3 years.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares. During 2007 through 2011, approximately 2.5 million shares were surrendered by PNC and in January 2013, 0.2 million shares were surrendered.

At March 31, 2013, the remaining shares committed by PNC of approximately 1.3 million were available to fund future long-term incentive awards.

Stock Options.    Stock option activity for the three months ended March 31, 2013 is summarized below:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2012	1,099,909	$167.76
Exercised	(21,032)	$167.76

March 31, 2013(1)	1,078,877	$167.76

(1)	At March 31, 2013, all options were vested. The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 was $1.5 million.

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

Capital Requirements.    At March 31, 2013, the Company was required to maintain approximately $1,179 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Services Authority (Financial Conduct Authority and Prudential Regulation Authority as of April 1, 2013) in the United Kingdom and the Company’s broker-dealers and was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for the three months ended March 31, 2013:

(in millions)	Unrealized gains and (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total (1)
December 31, 2012	$16	($4)	($71)	($59)
Other comprehensive income (loss) before reclassifications	4	-	(108)	(104)
Amount reclassified from AOCI(2)	(3)	-	-	(3)

Net other comprehensive income (loss) for the three months ended March 31, 2013	1	-	(108)	(107)

March 31, 2013	$17	($4)	($179)	($166)

(1)	All amounts are net of tax.
(2)

Amount related to realized gains (losses) on available-for-sale investments, net of tax benefit (expense) of $1 million reclassified from AOCI to net gain (loss) on investments on the condensed consolidated statement of income during the three months ended March 31, 2013.

15.  Capital Stock

Non-voting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2013	December 31, 2012
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,311,887	1,517,237
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

Share Repurchase Approval.    In January 2013, the Board of Directors approved an increase in the availability, under the Company’s existing share repurchase program, to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 1.0 million common shares in open market transactions under the share repurchase program for approximately $250 million during the three months ended March 31, 2013. At March 31, 2013, there were 9.2 million shares still authorized to be repurchased.

16.  Earnings Per Share

Prior to the quarter ended March 31, 2013, the Company calculated earnings per share (“EPS”) pursuant to the two-class method as defined in ASC 260-10, Earnings per Share (“ASC 260-10”), which specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The majority of the Company’s participating securities vested in January 2013 and, therefore, beginning in the quarter ended March 31, 2013, the Company calculates EPS under the treasury stock method.

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

16.  Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the quarter ended March 31, 2013 under the treasury stock method:

(in millions, except per share data)	Three Months Ended March 31, 2013
Net income attributable to BlackRock	$632

Basic weighted-average shares outstanding	171,301,800
Dilutive effect of:
Non-participating RSUs and stock options	3,259,332

Total diluted weighted-average shares outstanding	174,561,132

Basic earnings per share	$3.69
Diluted earnings per share	$3.62

The following table sets forth the computation of basic and diluted EPS for the quarter ended March 31, 2012 under the two-class method:

(in millions, except per share data)	Three Months Ended March 31, 2012
Net income attributable to BlackRock	$572
Less:
Dividends distributed to common shares	285

Undistributed net income attributable to BlackRock	287
Percentage of undistributed net income allocated to common shares(1)	99.8%
Undistributed net income allocated to common shares	286
Plus:
Common share dividends	285

Net income attributable to common shares	$571

Basic weighted-average shares outstanding	179,022,840
Dilutive effect of:
Non-participating RSUs and stock options	2,895,024

Total diluted weighted-average shares outstanding	181,917,864

Earnings per basic share attributable to BlackRock common stockholders	$3.19
Earnings per dilutive share attributable to BlackRock common stockholders	$3.14

(1)

Allocation to common stockholders was based on the total of common and participating security stockholders (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months ended March 31, 2012, average outstanding participating securities were 0.2 million.

17.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
(in millions)	2013	2012
Equity	$1,161	$1,068
Fixed income	486	433
Multi-asset class	255	246
Alternatives	249	221
Cash management	86	89

Total investment advisory, administration fees, securities lending revenue and performance fees	2,237	2,057
BlackRock Solutions and advisory	126	123
Distribution fees	17	19
Other revenue	69	50

Total revenue	$2,449	$2,249

The following table illustrates the Company’s total revenue for the three months ended March 31, 2013 and 2012, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended March 31,
Revenue	2013	2012
Americas	$1,663	$1,566
Europe	648	572
Asia-Pacific	138	111

Total revenue	$2,449	$2,249

17.  Segment Information (continued)

The following table illustrates the Company’s long-lived assets that consist of goodwill and property and equipment at March 31, 2013 and December 31, 2012 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31, 2013	December 31, 2012
Long-lived Assets
Americas	$13,224	$13,238
Europe	149	166
Asia-Pacific	60	63

Total long-lived assets	$13,433	$13,467

Americas primarily comprises the United States, Canada, Brazil and Mexico, while Europe primarily comprises the United Kingdom. Asia-Pacific primarily comprises Japan, Australia and Singapore.

18.  Subsequent Events

At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”), which is accounted for as an equity method investment.

On May 8, 2013, PennyMac Financial Services, Inc. became a holding company of PennyMac in an initial public offering (“PennyMac IPO”). As a result of the PennyMac IPO, BlackRock will adjust the carrying value of its equity method investment in PennyMac and record a non-cash, non-operating pre-tax gain of approximately $40 million in the second quarter of 2013.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly-traded investment management firm. BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. At March 31, 2013, the Company managed $3.936 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. BlackRock also provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and high net worth (“HNW”) investors. iShares AUM totaled $802.8 billion at March 31, 2013. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, and managed futures funds. These products are sold to both U.S. and non-U.S. HNW, retail and institutional investors in a wide variety of active and passive strategies covering equity, fixed income and alternative assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities, HNW individuals and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships, including the distribution of BlackRock products and services through Merrill Lynch under a global distribution agreement in effect until January 2014. After such term, the agreement will renew for one automatic three-year extension if certain conditions are met.

On March 31, 2013, PNC held 20.7% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

Executive Summary

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
GAAP basis:
Total revenue	$2,449	$2,249
Total expenses	1,540	1,434

Operating income	$909	$815
Operating margin	37.1%	36.2%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	7	20
Income tax expense	(284)	(263)

Net income attributable to BlackRock	$632	$572

Diluted EPS components:
Operating income	$3.59	$3.06
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	0.03	0.08

Diluted earnings per common share	$3.62	$3.14
Effective tax rate	31.0%	31.5%
As adjusted(2):
Total revenue	$2,449	$2,249
Total expenses	1,528	1,424

Operating income	$921	$825
Operating margin	40.0%	38.6%
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	3	15
Income tax expense	(287)	(265)

Net income attributable to BlackRock	$637	$575

Diluted EPS components:
Operating income	$3.64	$3.10
Non-operating income (expense), less net income (loss) attributable to non-controlling interests(1)	0.01	0.06

Diluted earnings per common share	$3.65	$3.16
Effective tax rate	31.0%	31.5%
Other:
Assets under management (end of period)	$3,936,409	$3,684,087
Diluted weighted-average common shares outstanding(3)	174,561,132	181,917,864
Shares outstanding (end of period)	171,102,532	179,406,494
Book value per share(4)	$147.81	$140.72
Cash dividends declared and paid per share	$1.68	$1.50

(1)	Net of net income (loss) attributable to non-controlling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Non-voting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at March 31, 2013 and 2012, respectively.

Three Months Ended March 31, 2013 Compared with Three Months ended March 31, 2012.

GAAP. Operating income of $909 million and operating margin of 37.1% increased $94 million and 90 bps, respectively, from the prior year quarter reflecting revenue growth and expense discipline. The first quarter 2013 results included $33 million of compensation and severance costs associated with the alignment of staffing with the Company’s strategic priorities and growth opportunities. First quarter 2013 results also included $18 million of launch costs for the $700 million Multi-Sector Income Trust closed-end fund launched in February 2013. Non-operating income (expense), less net income (loss) attributable to NCI decreased $13 million due to higher interest expense resulting from long-term debt issuances in May 2012 and lower net positive marks on investments during the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. Earnings per diluted common share rose $0.48, or 15%, compared with the quarter ended March 31, 2012 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $921 million and operating margin of 40.0% increased $96 million and 140 bps, respectively, from the first quarter 2012. The first quarter 2013 as adjusted results included the previously mentioned organizational alignment costs of $33 million and fund launch costs of $18 million. Earnings per diluted common share rose $0.49, or 16%, from first quarter 2012.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expenses, non-operating results and income tax expense, see Discussion of Financial Results herein.

Non-GAAP Financial Measures

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

Computations for all periods are derived from the Company’s condensed consolidated statements of income as follows:

(a) Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems non-recurring, or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Operating income used for operating margin measurement equals operating income, as adjusted, excluding the impact of closed-end fund launch costs and commissions. Operating margin, as adjusted, equals operating income used for operating margin measurement divided by revenue (net of distribution and servicing costs and amortization of deferred sales commissions) used for operating margin measurement, as indicated in the table below.

	Three Months Ended March 31,
(in millions)	2013	2012
Operating income, GAAP basis	$909	$815
Non-GAAP expense adjustments:
PNC LTIP funding obligation	8	5
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	5

Operating income, as adjusted	921	825
Closed-end fund launch costs	16	-
Closed-end fund launch commissions	2	-

Operating income used for operating margin measurement	$939	$825

Revenue, GAAP basis	$2,449	$2,249
Non-GAAP adjustments:
Distribution and servicing costs	(91)	(95)
Amortization of deferred sales commissions	(12)	(16)

Revenue used for operating margin measurement	$2,346	$2,138

Operating margin, GAAP basis	37.1%	36.2%

Operating margin, as adjusted	40.0%	38.6%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

(a) continued

Operating income, as adjusted:

Operating income, as adjusted, reflects the non-GAAP expense adjustments discussed below. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded or to be funded through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

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

Operating margin, as adjusted, allows the Company to compare performance from period-to-period by adjusting for items that may not recur, recur infrequently or may have an economic offset in non-operating income (expense). Examples of such adjustments include commissions paid to certain employees as compensation and fluctuations in compensation expense based on mark-to-market movements in investments held to fund certain compensation plans. The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both GAAP and non-GAAP financial measures in evaluating the financial performance of BlackRock. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

(b) Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted:

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

	Three Months Ended March 31,
(in millions)	2013	2012
Non-operating income (expense), GAAP basis	$41	$23
Less: Net income (loss) attributable to NCI	34	3

Non-operating income (expense), net of NCI	7	20
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	(5)

Non-operating income (expense), net of NCI, as adjusted	$3	$15

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

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net income attributable to BlackRock, GAAP basis	$632	$572
Non-GAAP adjustment, net of tax:(d)
PNC LTIP funding obligation	5	3

Net income attributable to BlackRock, as adjusted	$637	$575

Allocation of net income, as adjusted, to common shares(e)	$637	$574
Diluted weighted-average common shares outstanding(f)	174,561,132	181,917,864
Diluted earnings per common share, GAAP basis(f)	$3.62	$3.14
Diluted earnings per common share, as adjusted(f)	$3.65	$3.16

(c) continued

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation.

(d) For the quarters ended March 31, 2013 and 2012, the non-GAAP adjustments were tax effected at 31.0% and 31.5%, respectively.

(e) For the quarter ended March 31, 2012, the amount excluded net income attributable to participating securities.

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

				Variance vs.
(in millions)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Equity:
Active	$291,759	$287,215	$297,184	2%	(2%)
iShares	588,694	534,648	479,585	10%	23%
Fixed income:
Active	648,865	656,331	624,723	(1%)	4%
iShares	189,501	192,852	168,365	(2%)	13%
Multi-asset class	283,566	267,748	246,507	6%	15%
Alternatives:
Core	69,943	68,367	65,788	2%	6%
Currency and commodities(1)	37,618	41,428	44,656	(9%)	(16%)

Sub-total	2,109,946	2,048,589	1,926,808	3%	10%
Non-ETF Index
Equity	1,112,142	1,023,638	966,950	9%	15%
Fixed Income	407,167	410,139	450,749	(1%)	(10%)

Sub-total Non-ETF Index	1,519,309	1,433,777	1,417,699	6%	7%

Long-term	3,629,255	3,482,366	3,344,507	4%	9%
Cash management	261,329	263,743	241,929	(1%)	8%

Sub-total	3,890,584	3,746,109	3,586,436	4%	8%
Advisory(2)	45,825	45,479	97,651	1%	(53%)

Total	$3,936,409	$3,791,588	$3,684,087	4%	7%

Mix of Assets Under Management – by Asset Class

	March 31, 2013	December 31, 2012	March 31, 2012
Equity:
Active	7%	8%	8%
iShares	15%	14%	13%
Fixed income:
Active	17%	17%	17%
iShares	5%	5%	5%
Multi-asset class	7%	7%	7%
Alternatives:
Core	2%	2%	2%
Currency and commodities(1)	1%	1%	1%

Sub-total	54%	54%	53%
Non-ETF Index
Equity	28%	27%	25%
Fixed Income	10%	11%	12%

Sub-total Non-ETF Index	38%	38%	37%

Long-term	92%	92%	90%
Cash management	7%	7%	7%

Sub-total	99%	99%	97%
Advisory(2)	1%	1%	3%

Total	100%	100%	100%

(1)	Amounts include commodity iShares.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in BlackRock’s AUM for the quarter ended March 31, 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)	Foreign exchange(2)	March 31, 2013
Equity:
Active	$287,215	($6,873)	$16,732	($5,315)	$291,759
iShares	534,648	26,280	29,874	(2,108)	588,694
Fixed income:
Active	656,331	(2,380)	1,782	(6,868)	648,865
iShares	192,852	(1,016)	(962)	(1,373)	189,501
Multi-asset class	267,748	9,029	11,125	(4,336)	283,566
Alternatives:
Core	68,367	1,511	797	(732)	69,943
Currency and commodities(3)	41,428	(2,187)	(903)	(720)	37,618

Subtotal	2,048,589	24,364	58,445	(21,452)	2,109,946
Non-ETF Index
Equity	1,023,638	14,267	91,162	(16,925)	1,112,142
Fixed Income	410,139	816	10,457	(14,245)	407,167

Sub-total Non-ETF Index	1,433,777	15,083	101,619	(31,170)	1,519,309

Long-term	3,482,366	39,447	160,064	(52,622)	3,629,255
Cash management	263,743	166	101	(2,681)	261,329

Sub-total	3,746,109	39,613	160,165	(55,303)	3,890,584
Advisory(4)	45,479	889	(61)	(482)	45,825

Total	$3,791,588	$40,502	$160,104	($55,785)	$3,936,409

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $144.8 billion to $3.936 trillion at March 31, 2013 from $3.792 trillion at December 31, 2012, largely driven by market gains and positive net new business, partially offset by a decrease in AUM from foreign exchange movements.

Net market appreciation of $160.1 billion primarily included appreciation of $137.8 billion from equity products, primarily due to higher U.S. and global equity markets.

The $55.8 billion decrease in AUM from foreign exchange movements primarily resulted from the strengthening of the U.S. dollar, largely against the pound sterling and Japanese yen.

Net Subscriptions (Redemptions).    Net subscriptions of $40.5 billion reflected positive net new business across all client types, including $25.6 billion, $10.1 billion and $4.8 billion from iShares, retail and HNW and institutional clients, respectively.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products of $39.4 billion reflected the following:

Net Subscriptions

•	Equity iShares net new business of $26.3 billion, concentrated in U.S. equity offerings;
•	Non-ETF Index equity net inflows of $14.3 billion primarily into global and U.S. equity mandates as clients continue their use of passive vehicles for broad macro exposure;
•	Multi-asset net inflows of $9.0 billion largely into global balanced products and LifePath® target-date funds; and
•	Core alternatives net inflows of $1.5 billion, concentrated in single strategy hedge funds.

Net Redemptions

•	Active equity net outflows of $6.9 billion, largely from fundamental U.S. equity and sector mandates;
•

Active fixed income net outflows of $2.4 billion reflecting institutional client outflows from U.S. targeted duration, core and sector-specialty mandates, partially offset by inflows from retail and HNW clients largely in U.S. core and municipal fixed-income offerings; and

•	Alternatives currency and commodities net outflows of $2.2 billion, primarily related to active currency outflows.

Cash Management Net Subscriptions.    Cash management net inflows of $0.2 billion were comprised of net inflows from Americas institutional clients into government funds partially offset by net outflows from Americas institutional clients in prime strategies.

The following table presents the component changes in BlackRock’s AUM for the twelve months ended March 31, 2013.

(in millions)	March 31, 2012	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	March 31, 2013
Equity:
Active	$297,184	($20,508)	$—	$20,067	($4,984)	$291,759
iShares	479,585	71,417	—	39,843	(2,151)	588,694
Fixed income:
Active	624,723	(2,575)	—	34,212	(7,495)	648,865
iShares	168,365	18,329	—	4,097	(1,290)	189,501
Multi-asset class	246,507	20,079	—	21,422	(4,442)	283,566
Alternatives:
Core	65,788	(3,084)	6,161	1,730	(652)	69,943
Currency and commodities(4)	44,656	(4,404)	—	(1,769)	(865)	37,618

Subtotal	1,926,808	79,254	6,161	119,602	(21,879)	2,109,946
Non-ETF Index
Equity	966,950	33,872	—	128,884	(17,564)	1,112,142
Fixed income	450,749	(65,819)	—	30,561	(8,324)	407,167

Sub-total Non-ETF Index	1,417,699	(31,947)	—	159,445	(25,888)	1,519,309

Long-term	3,344,507	47,307	6,161	279,047	(47,767)	3,629,255
Cash management	241,929	20,149	—	1,296	(2,045)	261,329

Sub-total	3,586,436	67,456	6,161	280,343	(49,812)	3,890,584
Advisory(5)	97,651	(50,794)	—	(557)	(475)	45,825

Total	$3,684,087	$16,662	$6,161	$279,786	($50,287)	$3,936,409

(1)

Amounts include distributions representing return of capital and return on investment to investors. Amounts also include the effect of a single non-ETP index fixed income outflow of $74.2 billion in the third quarter of 2012.

(2)	Amounts represent AUM acquired from Swiss Re Private Equity Partners (the “SRPEP Transaction”) in September 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $252.3 billion to $3.936 trillion at March 31, 2013 from $3.684 trillion at March 31, 2012, largely driven by market appreciation, long-term net inflows of $121.5 billion (excluding the effect of a single non-ETP index fixed income outflow of $74.2 billion in the third quarter of 2012) and acquired AUM related to the SRPEP Transaction. The increase in AUM was partially offset by a decrease in AUM from foreign exchange movements.

Net market appreciation of $279.8 billion included $188.8 billion from equity products, primarily due to higher U.S. and global equity markets, and $68.9 billion from fixed-income products, concentrated in local currency and U.S. products.

The $50.3 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the pound sterling and Japanese yen.

Net Subscriptions (Redemptions). Net subscriptions of $16.7 billion included the effect of a single low-fee, non-ETP index fixed-income redemption of $74.2 billion in the third quarter 2012. The net new business figures below exclude this redemption. Net subscriptions of $90.9 billion reflected net subscriptions of $92.6 billion from iShares clients and $22.8 billion from retail and HNW clients, partially offset by net redemptions of $24.5 billion from institutional clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products totaling $121.5 billion, excluding the single low-fee non-ETP index fixed-income outflow discussed above, reflected the following:

Net Subscriptions

•	Equity iShares net inflows of $71.4 billion, concentrated in U.S. equity offerings and regional and country specific strategies;
•	Non-ETF index equity products net inflows of $33.9 billion primarily in global and regional and country specific strategies, partially offset by outflows from U.S. equity products;
•	Multi-asset class products net inflows of $20.1 billion, reflecting strong demand for target-date funds, including LifePath portfolios;
•	Fixed income iShares net inflows of $18.3 billion, concentrated in local currency, global and U.S. sector-specific strategies; and
•	Non-ETF index fixed income products net inflows of $8.4 billion concentrated in U.S. core strategies.

Net Redemptions

•	Active equity net outflows of $20.5 billion concentrated in U.S. equity and sector products;
•	Alternatives net outflows of $7.5 billion primarily related to outflows in currency products, partially offset by $2.5 billion of net inflows into commodity iShares; and
•	Active fixed income net outflows of $2.6 billion concentrated in U.S. targeted duration and U.S. core strategies, partially offset by net inflows into municipal and sector specific strategies.

Cash Management Net Subscriptions. Cash management net inflows of $20.1 billion were comprised of net inflows from Americas institutional and retail clients primarily into government and prime strategies, respectively, and net inflows from international institutional clients concentrated in offshore funds.

Advisory Net Redemptions. Advisory net outflows of $50.8 billion were driven by planned portfolio liquidation disbursements.

Discussion of Financial Results

Operating income of $909 million and operating margin of 37.1% increased $94 million and 90 bps, respectively, from the prior year quarter reflecting revenue growth and expense discipline. The first quarter 2013 results included $33 million of compensation and severance costs associated with the alignment of staffing with the Company’s strategic priorities and growth opportunities. First quarter 2013 results also included $18 million of launch costs for the $700 million Multi-Sector Income Trust closed-end fund launched in February 2013. Non-operating income (expense), less net income (loss) attributable to NCI decreased $13 million due to higher interest expense resulting from long-term debt issuances in May 2012 and lower net positive marks on investments during the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. Earnings per diluted common share rose $0.48, or 15%, compared with the quarter ended March 31, 2012 due to higher net income and the benefit of share repurchases.

Additional financial information concerning the Company’s results of operations for the quarters ended March 31, 2013 and 2012 is discussed below. For a further description of the Company’s revenues and expenses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

Revenue

Revenues increased $200 million, or 9%, compared with first quarter 2012 reflecting base fee growth and strong performance fees.

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$433	$453	($20)
iShares	571	473	98
Fixed income:
Active	312	279	33
iShares	116	98	18
Multi-asset class	248	243	5
Alternatives:
Core	136	135	1
Currency and commodities	30	34	(4)

Sub-total	1,846	1,715	131
Non-ETF Index(1):
Equity	140	123	17
Fixed income	57	50	7

Sub-total Non-ETF Index	197	173	24

Long-term	2,043	1,888	155
Cash management	86	89	(3)

Total	2,129	1,977	152
Investment advisory performance fees:
Equity	17	19	(2)
Fixed income	1	6	(5)
Multi-asset class	7	3	4
Alternatives	83	52	31

Total	108	80	28
BlackRock Solutions and advisory	126	123	3
Distribution fees	17	19	(2)
Other revenue	69	50	19

Total revenue	$2,449	$2,249	$200

(1)	Certain prior period information has been reclassified to conform to current period presentation.

Investment advisory, administration fees and securities lending revenue of $2.1 billion in first quarter 2013 increased $152 million from $2.0 billion in first quarter 2012 due to growth in long-term average AUM. Securities lending fees were $112 million and $111 million in the first quarter 2013 and first quarter 2012, respectively.

Investment advisory performance fees were $108 million in first quarter 2013 compared with $80 million in first quarter 2012, primarily reflecting higher fees from alternative products, including single-strategy hedge funds.

BlackRock Solutions and advisory revenue in first quarter 2013 totaled $126 million compared with $123 million in first quarter 2012, primarily reflecting higher revenue from Aladdin® mandates more than offsetting the decline in revenues associated with the run off of assets related to advisory assignments.

Other revenue increased $19 million, largely reflecting higher transition management service fees and higher earnings from certain investments.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees Three Months Ended March 31,		Mix of Average AUM by Asset Class(1) March 31,
	2013	2012	2013	2012
Equity:
Active	20%	22%	7%	8%
iShares	27%	24%	15%	13%
Fixed income:
Active	15%	14%	17%	18%
iShares	5%	5%	5%	5%
Multi-asset class	12%	12%	7%	7%
Alternatives:
Core	6%	7%	2%	2%
Currency and commodities	1%	2%	1%	1%

Sub-total	86%	86%	54%	54%
Non-ETF Index:
Equity	7%	6%	28%	26%
Fixed income	3%	3%	11%	13%

Sub-total Non-ETF Index:	10%	9%	39%	39%

Long-term	96%	95%	93%	93%
Cash management	4%	5%	7%	7%

Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM represents a two-point average of quarter-end spot AUM.

For the quarter ended March 31, 2013, non-ETF index equity and fixed income were only 10% of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Expenses

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Expenses, GAAP:
Employee compensation and benefits	$905	$825	$80
Distribution and servicing costs	91	95	(4)
Amortization of deferred sales commissions	12	16	(4)
Direct fund expenses	161	152	9
General and administration:
Marketing and promotional	89	83	6
Occupancy and office related	64	64	-
Portfolio services	50	46	4
Technology	38	38	-
Professional services	28	27	1
Communications	9	10	(1)
Closed-end fund launch costs	16	-	16
Other general and administration	37	39	(2)

Total general and administration expenses	331	307	24
Amortization of intangible assets	40	39	1

Total expenses, GAAP	$1,540	$1,434	$106

Less non-GAAP expense adjustments(1):
Employee compensation and benefits:
PNC LTIP funding obligation	8	5	3
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	5	(1)

Total non-GAAP expense adjustments	12	10	2
Expenses, as adjusted:
Employee compensation and benefits	893	815	78
Distribution and servicing costs	91	95	(4)
Amortization of deferred sales commissions	12	16	(4)
Direct fund expenses	161	152	9
General and administration	331	307	24
Amortization of intangible assets	40	39	1

Total expenses, as adjusted	$1,528	$1,424	$104

(1)	See Non-GAAP Financial Measures for further information on as adjusted items.

Total GAAP expenses increased $106 million to $1,540 million in first quarter 2013 from $1,434 million in first quarter 2012.

Employee compensation and benefits expense increased $80 million, or 10%, to $905 million in first quarter 2013 from $825 million in first quarter 2012 reflecting higher incentive compensation driven by higher operating income, including higher performance fees. The current quarter also reflected the organizational alignment costs of $33 million. Employees at March 31, 2013 totaled approximately 10,600 compared with approximately 9,900 at March 31, 2012.

Distribution and servicing costs totaled $91 million in first quarter 2013 compared with $95 million in first quarter 2012. These costs included payments to Bank of America/Merrill Lynch under the global distribution agreement and PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products.

Distribution and servicing costs for first quarter 2013 and 2012 included $47 million and $48 million, respectively, of costs attributable to Bank of America and affiliates.

General and administration expenses increased $24 million, largely driven by closed-end fund launch costs of $16 million (excluding $2 million included in employee compensation and benefits expense).

Non-operating Results

Non-operating income (expense), less net income (loss) attributable to NCI for the quarters ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,

(in millions)	2013	2012	Variance

Non-operating income (expense), GAAP basis	$41	$23	$ 18
Less: Net income (loss) attributable to NCI(1)	34	3	31

Non-operating income (expense)(2)	7	20	(13)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	(5)	1

Non-operating income (expense), as adjusted(2)	$3	$15	($12)

(1)	Amounts included gains of $27 million and losses of $12 million attributable to consolidated variable interest entities (“VIEs”) for the quarters ended March 31, 2013 and 2012, respectively.
(2)	Net of net income (loss) attributable to NCI.

The components of non-operating income (expense), less net income (loss) attributable to NCI, for the quarters ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,

(in millions)	2013	2012	Variance

Net gain (loss) on investments(1)
Private equity	$19	$21	($2)
Real estate	3	1	2
Distressed credit/mortgage funds	19	28	(9)
Hedge funds/funds of hedge funds	3	6	(3)
Other investments(2)	7	(1)	8

Sub-total	51	55	(4)
Investments related to deferred compensation plans	4	5	(1)

Total net gain (loss) on investments	55	60	(5)
Interest and dividend income	6	9	(3)
Interest expense	(54)	(49)	(5)

Net interest expense	(48)	(40)	(8)

Total non-operating income (expense)(1)	7	20	(13)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	(5)	1

Non-operating income (expense), as adjusted(1)	$3	$15	($12)

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Net gains on investments of $51 million in first quarter 2013 decreased $4 million from first quarter 2012 due to lower net positive marks.

Net interest expense increased $8 million from first quarter 2012, primarily due to long-term debt issuances in May 2012. For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

Income Tax Expense

Income tax expense for the quarters ended March 31, 2013 and 2012 was as follows:

(in millions)	GAAP Three Months Ended March 31,		As adjusted Three Months Ended March 31,
	2013	2012	2013	2012
Income before income taxes(1)	$916	$835	$924	$840

Income tax expense	$284	$263	$287	$265

Effective tax rate	31.0%	31.5%	31.0%	31.5%

(1)	Net of net income (loss) attributable to NCI.

Balance Sheet Overview

As Adjusted Balance Sheet

The following table presents a reconciliation of the Company’s condensed consolidated statement of financial condition presented on a GAAP basis to the Company’s condensed consolidated statement of financial condition excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending securities held by separate account assets) and separate account liabilities and separate account collateral liabilities under securities lending agreements, consolidated VIEs and consolidated sponsored investment funds.

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

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

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

In addition, the Company records on its condensed consolidated statements of financial condition the separate account collateral received under securities lending arrangements as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral.

Consolidated VIEs

At March 31, 2013, BlackRock’s consolidated VIEs included CLOs and investment funds. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

	March 31, 2013
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$3,942	$—	$—	$117	$3,825
Accounts receivable	2,618	—	—	—	2,618
Investments	1,711	—	—	99	1,612
Assets of consolidated VIEs	2,804	—	2,804	—	—
Separate account assets and separate account collateral held under securities lending agreements	158,241	158,241	—	—	—
Other assets(1)	1,156	—	—	15	1,141

Sub-total	170,472	158,241	2,804	231	9,196
Goodwill and intangible assets, net	30,266	—	—	—	30,266

Total assets	$200,738	$158,241	$2,804	$231	$39,462

Liabilities
Accrued compensation and benefits	$602	$—	$—	$—	$602
Accounts payable and accrued liabilities	1,657	—	—	—	1,657
Liabilities of consolidated VIEs	2,607	—	2,607	—	—
Long-term borrowings	5,687	—	—	—	5,687
Separate account liabilities and separate account collateral liabilities under securities lending agreements	158,241	158,241	—	—	—
Deferred income tax liabilities	5,379	—	—	—	5,379
Other liabilities	898	—	—	51	847

Total liabilities	175,071	158,241	2,607	51	14,172

Equity
Total stockholders’ equity(2)	25,345	—	55	—	25,290
Non-controlling interests	322	—	142	180	—

Total equity	25,667	—	197	180	25,290

Total liabilities and equity	$200,738	$158,241	$2,804	$231	$39,462

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes $55 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012	Variance
Assets:
Cash and cash equivalents	$3,942	$4,606	($664)
Accounts receivable	2,618	2,250	368
Investments	1,711	1,750	(39)
Goodwill and intangible assets, net	30,266	30,312	(46)
Other assets(1)	1,156	1,183	(27)

Liabilities:
Accrued compensation and benefits	602	1,547	(945)
Accounts payable and accrued liabilities	1,657	1,055	602
Borrowings(2)	5,687	5,787	(100)
Deferred income tax liabilities	5,379	5,293	86
Other liabilities	898	858	40

Stockholders’ equity	25,345	25,403	(58)

(1)	Amounts include property and equipment and other assets.
(2)	Amounts include long-term borrowings at both March 31, 2013 and December 31, 2012 and $100 million of short-term borrowings at December 31, 2012.

The following discussion summarizes the significant changes in assets and liabilities. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2013 and December 31, 2012 included $117 million and $133 million, respectively, of cash held by consolidated sponsored investment funds. See Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2013.

Accounts Receivable. Accounts receivable at March 31, 2013 increased $368 million from December 31, 2012, primarily reflecting an increase in unit trust receivables, (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities), offset by the collection of performance fee revenue earned in the fourth quarter 2012.

Investments. BlackRock reports its investments on a GAAP basis, which includes investments that are held by sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP. As a result, management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock.

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

(in millions)	March 31, 2013	December 31, 2012
Total investments, GAAP	$1,711	$1,750
Investments held by consolidated sponsored investment funds(1)	(564)	(524)
Net exposure to consolidated investment funds	465	430

Total investments, as adjusted	1,612	1,656
Federal Reserve Bank stock	(90)	(89)
Carried interest	(127)	(85)
Deferred compensation investments	(66)	(62)
Hedged investments	(127)	(209)

Total “economic” investment exposure	$1,202	$1,211

(1)

At March 31, 2013 and December 31, 2012, approximately $564 million and $524 million, respectively, of BlackRock’s total GAAP investments were maintained in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

As adjusted investment activity for the three months ended March 31, 2013 was as follows:

(in millions)
Investments as adjusted, December 31, 2012	$1,656
Sales/maturities	(205)
Distributions(1)	(54)
Purchases/capital contributions	125
Market valuations/earnings from equity method investments	48
Carried interest capital allocations	42

Investments as adjusted, March 31, 2013	$1,612

(1)	Amount represents return of capital and return on investments

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012	Variance
Private equity	$306	$298	$8
Real estate	120	122	(2)
Distressed credit/mortgage funds	202	214	(12)
Hedge funds/funds of hedge funds	164	159	5
Other investments(1)	410	418	(8)

Total “economic” investment exposure	$1,202	$1,211	($9)

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

The following table represents investments, as adjusted at March 31, 2013:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at March 31, 2013
Total investments, as adjusted(2)	$477	$211	$562	$362	$1,612

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

Goodwill and Intangible Assets. Goodwill and intangible assets at March 31, 2013 decreased $46 million from December 31, 2012 primarily due to $40 million of amortization expense.

Other Assets. Other assets at March 31, 2013 decreased $27 million from December 31, 2012, primarily related to a decrease in property and equipment and current taxes receivable, partially offset by higher earnings from certain investments.

Accrued Compensation and Benefits. Accrued compensation and benefits at March 31, 2013 decreased $945 million from December 31, 2012, primarily due to 2012 incentive compensation cash payments in the first quarter of 2013, partially offset by the effect of 2013 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at March 31, 2013 increased $602 million from December 31, 2012, due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable), higher current taxes payable and increased accruals, including direct fund expenses.

Borrowings. Borrowings at March 31, 2013 decreased $100 million from December 31, 2012 resulting from the repayment of short-term borrowings.

Deferred Income Tax Liabilities. Net deferred income tax liabilities at March 31, 2013 increased $86 million, primarily as a result of the effects of temporary differences associated with stock compensation and investment income.

Other Liabilities. Other liabilities at March 31, 2013 increased $40 million from December 31, 2012, primarily resulting from an increase in deferred carried interest.

Stockholders’ Equity. Total stockholders’ equity at March 31, 2013 decreased $58 million from December 31, 2012, primarily resulting from $461 million of share repurchases, including $250 million (1.0 million shares) in open market transactions and $211 million (0.9 million shares) of employee tax withholdings related to employee stock transactions, $309 million of cash dividend payments and $108 million of foreign currency translation adjustments. The decrease in stockholders’ equity was partially offset by $632 million of net income attributable to BlackRock, $127 million of stock-based compensation expense and $28 million of excess tax benefits from vested stock-based compensation.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2012	$4,606	$133	$—	$4,473
Cash flows from operating activities	190	5	(34)	219
Cash flows from investing activities	31	(14)	—	45
Cash flows from financing activities	(805)	(7)	34	(832)
Effect of exchange rate changes on cash and cash equivalents	(80)	—	—	(80)

Net change in cash and cash equivalents	(664)	(16)	—	(648)

Cash and cash equivalents, March 31, 2013	$3,942	$117	$—	$3,825

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from BlackRock Solutions and advisory products and services, other revenue and distribution fees.

BlackRock uses its cash to pay all operating expenses, interest and principal on the Company’s borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including the effect of first quarter cash payments related to year-end incentive compensation.

Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the quarter ended March 31, 2013 were $45 million and primarily reflected $130 million of net proceeds from sales and maturities of investments and $25 million of return of capital from equity method investees, partially offset by $92 million of investment purchases.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the quarter ended March 31, 2013 were $832 million, primarily resulting from $461 million of share repurchases, including $250 million in open market transactions and $211 million of employee tax withholdings related to employee stock transactions, $309 million of payments for cash dividends and a $100 million repayment of short-term debt. Cash outflows from financing activities were partially offset by cash inflows related to $32 million of excess tax benefits from stock-based compensation.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2013 and December 31, 2012 were as follows:

(in millions)	March 31, 2013	December 31, 2012	Variance
Cash and cash equivalents	$3,942	$4,606	($664)
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(117)	(133)	16

Subtotal	3,825	4,473	(648)
Credit facility – undrawn	3,990	3,685	305

Total liquidity	$7,815	$8,158	($343)

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity decreased $0.3 billion during the quarter ended March 31, 2013, primarily reflecting the cash payments of 2012 year-end incentive awards and share repurchases, including $250 million in open market transactions, partially offset by the increased aggregate commitment of the 2013 credit facility to $3.990 billion. A portion of liquidity may be utilized to pay down the current portion of long-term debt maturing in 2013.

A significant portion of the Company’s $1,612 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approval. In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock.

The Company repurchased 1.0 million shares in open market transactions under the share repurchase program for approximately $250 million during the first quarter 2013. At March 31, 2013, there were 9.2 million shares still authorized to be repurchased.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept client deposits and whose powers are limited to trust activities. BTC provides investment management services, including investment advisory and securities lending agency services to institutional investors and other clients. BTC is subject to regulatory capital and liquid asset requirements administered by the Office of the Comptroller of the Currency.

At March 31, 2013, the Company was required to maintain approximately $1,179 million, compared with $1,209 million at December 31, 2012, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Services Authority (Financial Conduct Authority and Prudential Regulation Authority as of April 1, 2013) in the United Kingdom and the Company’s broker-dealers, and was in compliance with all applicable regulatory minimum net capital requirements.

Short-Term Borrowings

The following describes the Company’s short-term borrowing arrangements that the Company has access to utilize.

2013 Revolving Credit Facility. In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2013.

The 2013 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2013, the Company had no amount outstanding under this facility.

Commercial Paper Program. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility.

At March 31, 2013 and December 31, 2012, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2013, the principal amount of long-term borrowings was $5.7 billion. See Note 11, Borrowings, in the 2012 Form 10-K for more information on borrowings outstanding as of December 31, 2012. During the quarter ended March 31, 2013, the Company paid approximately $24 million of interest on long-term borrowings. Principal repayments and interest requirements at March 31, 2013 were as follows:

(in millions)
Year	Principal	Interest(1)	Total Payments
2013	$ 750	$ 176	$ 926
2014	1,000	196	1,196
2015	750	156	906
2016	-	151	151
2017	700	151	851
2018	-	107	107
Thereafter	2,500	235	2,735

Total	$5,700	$1,172	$6,872

(1)	Interest payable on the 2013 floating rate notes was calculated using a fixed rate of 1.03% as a result of the interest rate swap entered into in conjunction with the obligation.

Investment Commitments. At March 31, 2013, the Company had $217 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party non-controlling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw-back. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments, or cash to the extent that it is distributed, as a deferred carried interest liability on its condensed consolidated statements of financial condition. Carried interest is realized and recorded as performance fees on its condensed consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable.

Indemnifications. On behalf of certain clients the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. The amount of securities on loan at March 31, 2013 and subject to indemnification was $101.2 billion. The Company held, as agent, cash and securities totaling $106.4 billion as collateral for indemnified securities on loan at March 31, 2013. The fair value of these indemnifications was not material at March 31, 2013. The Company currently expects indemnified balances to continue to increase over time.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. In addition to Consolidation of VIEs, Fair Value Measurements and Performance Fees/Carried Interest discussed below, see Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2012 Form 10-K and Note 2, Significant Accounting Policies, in the 2012 Form 10-K for further information.

Consolidation of Variable Interest Entities.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At March 31, 2013, the Company’s VIEs primarily consisted of the following:

CLOs.    At March 31, 2013, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. In accordance with consolidation accounting guidance for VIEs, BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At March 31, 2013, the Company had $2,652 million and $2,597 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Funds of Funds.    As of March 31, 2013, BlackRock was determined to be the PB of several investment funds of funds and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the funds, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the funds. At March 31, 2013, the Company had recorded $4 million, $148 million, $10 million and $142 million in cash and cash equivalents, investments, other liabilities and nonredeemable non-controlling interests of consolidated VIEs, respectively, on its condensed consolidated statement of financial condition related to these VIEs. Changes in the fair value of the assets and liabilities of these VIEs have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with these VIEs.

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

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $675 million of Level 3 investments, or 39% of total GAAP investments at March 31, 2013, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

Performance Fees / Carried Interest.    The Company receives investment advisory performance fees or incentive allocation from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the quarters ended March 31, 2013 and 2012, performance fee revenue totaled $108 million and $80 million, respectively.

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

At March 31, 2013 and December 31, 2012, the Company had $140 million and $97 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

Recent Developments

At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”), which is accounted for as an equity method investment.

On May 8, 2013, PennyMac Financial Services, Inc. became a holding company of PennyMac in an initial public offering (“PennyMac IPO”). As a result of the PennyMac IPO, BlackRock will adjust the carrying value of its equity method investment in PennyMac and record a non-cash, non-operating pre-tax gain of approximately $40 million in the second quarter of 2013.

During the quarter, the Company announced a long-term strategic alliance with Fidelity Investments® to deliver direct investors increased access to iShares products, tools and support.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2013, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

Corporate Investments Portfolio Risks (continued)

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into total return swaps to hedge market exposure to certain investments. At March 31, 2013, the outstanding total return swaps had an aggregate notional value of approximately $127 million.

At March 31, 2013, approximately $564 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is as follows:

	March 31,	December 31,	Variance
(in millions)	2013	2012	Amount	% Change
Total investments, GAAP	$1,711	$1,750	($39)	(2%)
Investments held by consolidated sponsored investment funds	(564)	(524)	(40)	(8%)
Net exposure to consolidated investment funds	465	430	35	8%

Total investments, as adjusted	1,612	1,656	(44)	(3%)
Federal Reserve Bank stock	(90)	(89)	(1)	(1%)
Carried interest	(127)	(85)	(42)	(49%)
Deferred compensation investments	(66)	(62)	(4)	(6%)
Hedged investments	(127)	(209)	82	39%

Total “economic” investment exposure	$1,202	$1,211	($9)	(1)%

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At March 31, 2013, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $669 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $66.9 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At March 31, 2013, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $533 million of investments in debt securities and sponsored investment products that invest primarily in debt securities.

Interest Rate/Credit Spread Risk (continued)

Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $11.0 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $97 million at March 31, 2013. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $9.7 million decline in the carrying value of such investments.

Other Market Risks. By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At March 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $66 million.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2013. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There have been no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II — OTHER INFORMATION

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

During the three months ended March 31, 2013, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 through January 31, 2013	880,501	(2)	$237.12	-	10,225,400

February 1, 2013 through February 28, 2013	919,233	(2)	$240.72	914,045	9,311,355

March 1, 2013 through March 31, 2013	129,090	(2)	$237.72	127,000	9,184,355

Total	1,928,824		$238.88	1,041,045

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

Item 6.     Exhibits

Exhibit No.	Description
10.1(1)	Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.2(2)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock, Inc.+

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.
+	Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Ann Marie Petach
Date: May 9, 2013		Ann Marie Petach
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.2(2)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock, Inc.+

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.
+	Denotes compensatory plans or arrangements.