Form 10-Q
period 2013-06-30
BlackRock Inc.
filed 2013-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 167,923,814 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(in millions, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 3,668	$ 4,606
Accounts receivable	2,249	2,250
Investments	1,773	1,750
Assets of consolidated variable interest entities:
Cash and cash equivalents	125	297
Bank loans, other investments and other assets	2,160	2,264
Separate account assets	132,846	134,768
Separate account collateral held under securities lending agreements	19,426	23,021
Property and equipment (net of accumulated depreciation of $614 and $572 at June 30, 2013 and December 31, 2012, respectively)	524	557
Intangible assets (net of accumulated amortization of $979 and $899 at June 30, 2013 and December 31, 2012, respectively)	17,322	17,402
Goodwill	12,899	12,910
Other assets	753	626

Total assets	$193,745	$200,451

Liabilities
Accrued compensation and benefits	$ 948	$ 1,547
Accounts payable and accrued liabilities	1,271	1,055
Short-term borrowings	-	100
Liabilities of consolidated variable interest entities:
Borrowings	2,145	2,402
Other liabilities	93	103
Long-term borrowings	4,938	5,687
Separate account liabilities	132,846	134,768
Separate account collateral liabilities under securities lending agreements	19,426	23,021
Deferred income tax liabilities	5,318	5,293
Other liabilities	935	858

Total liabilities	167,920	174,834

Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	70	32
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at June 30, 2013 and December 31, 2012;
Shares issued: 171,252,185 at June 30, 2013 and December 31, 2012;
Shares outstanding: 168,150,018 and 168,875,304 at June 30, 2013 and December 31, 2012, respectively
Preferred stock (Note 16)	-	-
Additional paid-in capital	19,302	19,419
Retained earnings	7,210	6,444
Appropriated retained earnings	23	29
Accumulated other comprehensive loss	(198)	(59)
Treasury stock, common, at cost (3,102,167 and 2,376,881 shares held at June 30, 2013 and December 31, 2012, respectively)	(750)	(432)

Total BlackRock, Inc. stockholders’ equity	25,589	25,403
Nonredeemable noncontrolling interests	142	155
Nonredeemable noncontrolling interests of consolidated variable interest entities	24	27

Total permanent equity	25,755	25,585

Total liabilities, temporary equity and permanent equity	$193,745	$200,451

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,470	$1,272	$2,925	$2,586
Other third parties	707	718	1,381	1,381

Total investment advisory, administration fees and securities lending revenue	2,177	1,990	4,306	3,967
Investment advisory performance fees	89	41	197	121
BlackRock Solutions and advisory	138	131	264	254
Distribution fees	18	20	35	39
Other revenue	60	47	129	97

Total revenue	2,482	2,229	4,931	4,478
Expenses
Employee compensation and benefits	864	786	1,769	1,611
Distribution and servicing costs	90	93	181	188
Amortization of deferred sales commissions	12	14	24	30
Direct fund expenses	162	144	323	296
General and administration	465	324	796	631
Amortization of intangible assets	40	39	80	78

Total expenses	1,633	1,400	3,173	2,834

Operating income	849	829	1,758	1,644
Non-operating income (expense)
Net gain (loss) on investments	141	(7)	203	68
Net gain (loss) on consolidated variable interest entities	(23)	11	4	(1)
Interest and dividend income	4	8	10	17
Interest expense	(53)	(52)	(107)	(101)

Total non-operating income (expense)	69	(40)	110	(17)

Income before income taxes	918	789	1,868	1,627
Income tax expense	212	229	496	492

Net income	706	560	1,372	1,135
Less:
Net income (loss) attributable to redeemable noncontrolling interests	(1)	3	(1)	4
Net income (loss) attributable to nonredeemable noncontrolling interests	(22)	3	12	5

Net income attributable to BlackRock, Inc.	$729	$554	$1,361	$1,126

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.27	$3.13	$7.96	$6.32
Diluted	$4.19	$3.08	$7.81	$6.22
Cash dividends declared and paid per share	$1.68	$1.50	$3.36	$3.00
Weighted-average common shares outstanding:
Basic	170,648,731	177,010,239	170,973,462	178,016,539
Diluted	173,873,583	179,590,702	174,268,870	180,753,515

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$706	$560	$1,372	$1,135
Other comprehensive income (loss):
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	(21)	(4)	(17)	2
Less: reclassification adjustment included in net income(2)	(12)	(2)	(9)	(1)

Net change from available-for-sale investments, net of tax	(9)	(2)	(8)	3
Benefit plans, net of tax(3)	-	-	-	(1)
Foreign currency translation adjustments	(23)	(34)	(131)	(1)

Other comprehensive income (loss)	(32)	(36)	(139)	1

Comprehensive income	674	524	1,233	1,136
Less: Comprehensive income (loss) attributable to noncontrolling interests	(23)	6	11	9

Comprehensive income attributable to BlackRock, Inc.	$697	$518	$1,222	$1,127

(1)

The tax benefit (expense) was $8 million and $2 million for the three months ended June 30, 2013 and 2012, respectively, and $7 million and ($1) million for the six months ended June 30, 2013 and 2012, respectively.

(2)

The tax benefit (expense) was ($6) million and ($4) million for the three and six months ended June 30, 2013, respectively. The tax benefit (expense) was not material for the three and six months ended June 30, 2012.

(3)	The tax benefit (expense) for the six months ended June 30, 2012 was not material.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	($59)	($432)	$25,403	$155	$27	$25,585	$32
Net income	-	1,361	-	-	-	1,361	8	4	1,373	(1)
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	3	-	-	3	-	(3)	-	-
Dividends paid	-	(595)	-	-	-	(595)	-	-	(595)	-
Stock-based compensation	231	-	-	-	-	231	-	-	231	-
Issuance of common shares related to employee stock transactions	(379)	-	-	-	397	18	-	-	18	-
Employee tax benefit withholdings related to employee stock transactions	-	-	-	-	(215)	(215)	-	-	(215)	-
Shares repurchased	-	-	-	-	(500)	(500)	-	-	(500)	-
Net tax benefit (shortfall) from stock-based compensation	31	-	-	-	-	31	-	-	31	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	(9)	-	-	(9)	(21)	130	100	75
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	(134)	(134)	(36)
Other comprehensive income (loss)	-	-	-	(139)	-	(139)	-	-	(139)	-

June 30, 2013	$19,304	$7,210	$23	($198)	($750)	$25,589	$142	$24	$25,755	$70

(1)	Amounts include $2 million of common stock at both June 30, 2013 and December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2011	$20,276	$5,046	$72	($127)	($1)	($218)	$25,048	$184	$38	$25,270	$92
Net income	-	1,126	-	-	-	-	1,126	6	(1)	1,131	4
Allocation of losses of consolidated collateralized loan obligations	-	-	(2)	-	-	-	(2)	-	2	-	-
Dividends paid	-	(545)	-	-	-	-	(545)	-	-	(545)	-
Stock-based compensation	235	-	-	-	-	-	235	-	-	235	-
Merrill Lynch cash capital contribution	7	-	-	-	-	-	7	-	-	7	-
Issuance of common shares related to employee stock transactions	(351)	-	-	-	-	400	49	-	-	49	-
Employee tax benefit withholdings related to employee stock transactions	-	-	-	-	-	(139)	(139)	-	-	(139)	-
Shares repurchased	(1,000)	-	-	-	-	(167)	(1,167)	-	-	(1,167)	-
Net tax benefit (shortfall) from stock-based compensation	59	-	-	-	-	-	59	-	-	59	-
Subscriptions(redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	-	(12)	(5)	(17)	188
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	-	(246)
Other comprehensive income (loss)	-	-	-	1	-	-	1	-	-	1	-

June 30, 2012	$19,226	$5,627	$70	($126)	($1)	($124)	$24,672	$178	$34	$24,884	$38

(1)	Amounts include $2 million and $1 million of common stock at June 30, 2012 and December 31, 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$1,372	$1,135
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	144	145
Amortization of deferred sales commissions	24	30
Stock-based compensation	231	235
Deferred income tax expense (benefit)	37	33
Gain related to PennyMac initial public offering	(39)	-
Gain related to the charitable contribution	(80)	-
Charitable contribution	124	-
Net (gains) losses on non-trading investments	(27)	(18)
Purchases of investments within consolidated sponsored investment funds	(47)	(70)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	77	41
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	172	10
Net (gains) losses within consolidated VIEs	(4)	1
Net (purchases) proceeds within consolidated VIEs	(32)	169
(Earnings) losses from equity method investees	(85)	(59)
Distributions of earnings from equity method investees	32	18
Changes in operating assets and liabilities:
Accounts receivable	(15)	(122)
Deferred sales commissions	(28)	(23)
Investments, trading	(70)	(188)
Other assets	(94)	(136)
Accrued compensation and benefits	(601)	(557)
Accounts payable and accrued liabilities	207	90
Other liabilities	32	131

Cash flows from operating activities	1,330	865

Cash flows from investing activities
Purchases of investments	(182)	(274)
Proceeds from sales and maturities of investments	203	209
Distributions of capital from equity method investees	38	32
Net consolidations (deconsolidations) of sponsored investment funds	(3)	(204)
Acquisitions, net of cash acquired	-	(212)
Purchases of property and equipment	(46)	(98)

Cash flows from investing activities	10	(547)

Cash flows from financing activities
Repayments of short-term borrowings	(100)	-
Repayments of long-term borrowings	(750)	-
Proceeds from long-term borrowings	-	1,495
Cash dividends paid	(595)	(545)
Proceeds from stock options exercised	15	44
Proceeds from issuance of common stock	3	4
Repurchases of common stock	(715)	(1,305)
Merrill Lynch cash capital contribution	-	7
Net proceeds from (repayments of) borrowings by consolidated VIEs	(261)	(174)
Net (redemptions/distributions paid) subscriptions received from noncontrolling interests holders	175	171
Excess tax benefit from stock-based compensation	35	68

Cash flows from financing activities	(2,193)	(235)

Effect of exchange rate changes on cash and cash equivalents	(85)	6

Net increase (decrease) in cash and cash equivalents	(938)	89
Cash and cash equivalents, beginning of period	4,606	3,506

Cash and cash equivalents, end of period	$3,668	$3,595

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$102	$92
Interest on borrowings of consolidated VIEs	$59	$35
Income taxes	$492	$556
Supplemental schedule of non-cash investing and financing transactions:
Issuance of common stock	$378	$352
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	($170)	($246)

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset, alternative investment and cash management products. BlackRock offers investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

On June 30, 2013, The PNC Financial Services Group, Inc. (“PNC”) held 20.8% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

2.  Significant Accounting Policies

Basis of Presentation.    These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests on the condensed consolidated statements of financial condition include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

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

The interim financial information at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

As a practical expedient, the Company relies on NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, from third-party sources including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

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

Fair Value Option.    ASC 825-10, Financial Instruments (“ASC 825-10”), provides a fair value option election that allows companies an irrevocable election to use fair value as the initial and

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, which must be applied to an entire instrument, and not only specified risks, specific cash flows, or portions of that instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

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

Separate Account Assets and Liabilities. Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate accounts assets primarily include equity, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition in accordance with the ASC 944-80, Financial Services – Separate Accounts.

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

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements.    The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company, in the event of customer default, the right to liquidate collateral or to request additional collateral. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can resell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on the condensed consolidated statements of financial condition the cash and non-cash collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the six months ended June 30, 2013 and 2012, the Company had not re-sold or re-pledged any of the collateral received under these arrangements. At June 30, 2013 and December 31, 2012, the fair value of loaned securities held by separate account assets was approximately $17.7 billion and $21.0 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $19.4 billion and $23.0 billion, respectively.

Appropriated Retained Earnings.    Upon the initial consolidation of CLOs, BlackRock records a cumulative effect adjustment to appropriated retained earnings on the condensed consolidated statements of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The net change in the fair value of the CLOs’ assets and liabilities is recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as an adjustment to appropriated retained earnings.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2013

Amendments to Accumulated Other Comprehensive Income Disclosures.    On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which added new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). See Note 15, Accumulated Other Comprehensive Income (Loss).

Disclosures About Offsetting Assets and Liabilities.    On December 16, 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), that provides clarification about which instruments and transactions are subject to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 on January 1, 2013 was not material to the condensed consolidated financial statements.

2.  Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted

Cumulative Translation Adjustment.    In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-05 will have a material impact on the condensed consolidated financial statements.

Investment Company Guidance.    In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. The Company is currently evaluating the impact of adopting ASU 2013-08, which is effective for the Company on January 1, 2014.

Benchmark Interest Rate for Hedge Accounting.    In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). ASU 2013-10 provides for the inclusion of certain interest rate benchmarks for hedge accounting purposes. ASU 2013-10 is effective for the Company for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not believe the adoption of ASU 2013-10 will have a material impact on the condensed consolidated financial statements.

Presentation of an Unrecognized Tax Benefit.    In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-11 will have a material impact on the condensed consolidated financial statements.

3.  Investments

A summary of the carrying value of investments is as follows:

(in millions)	June 30, 2013	December 31, 2012
Available-for-sale investments	$150	$158
Held-to-maturity investments	53	112
Trading investments:
Consolidated sponsored investment funds	289	123
Other equity and debt securities	79	94
Deferred compensation plan mutual funds	57	53

Total trading investments	425	270
Other investments:
Consolidated sponsored investment funds	338	401
Equity method investments	545	595
Deferred compensation plan hedge fund equity method investments	10	9
Cost method investments(1)	122	120
Carried interest	130	85

Total other investments	1,145	1,210

Total investments	$1,773	$1,750

(1)	Amounts primarily include Federal Reserve Bank Stock.

At June 30, 2013, the Company consolidated $627 million of investments held by consolidated sponsored investment funds (non-variable interest entities (“VIEs”)) of which $289 million and $338 million were classified as trading investments and other investments, respectively. At December 31, 2012, the Company consolidated $524 million of investments held by consolidated sponsored investment funds (non-VIEs) of which $123 million and $401 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
June 30, 2013	Cost	Gains	Losses
Equity securities of sponsored investment funds	$148	$3	($4)	$147
Other securities	2	1	-	3

Total available-for-sale investments	$150	$4	($4)	$150

		Gross Unrealized		Carrying Value
December 31, 2012	Cost	Gains	Losses
Equity securities of sponsored investment funds	$142	$14	($1)	$155
Other securities	2	1	-	3

Total available-for-sale investments	$144	$15	($1)	$158

Available-for-sale investments primarily included seed investments in BlackRock sponsored investment mutual funds.

3.  Investments (continued)

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $53 million and $112 million at June 30, 2013 and December 31, 2012, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At June 30, 2013, $40 million of these investments mature in one year or less and $13 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	June 30, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$ 51	$ 57	$ 46	$ 53
Equity/Multi-asset mutual funds	93	100	154	162
Debt securities/fixed income mutual funds:
Corporate debt	159	156	44	44
Government debt	119	112	11	11

Total trading investments	$422	$425	$255	$270

At June 30, 2013, trading investments included $80 million of equity securities and $209 million of debt securities held by consolidated sponsored investment funds, $57 million of certain deferred compensation plan mutual fund investments and $79 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	June 30, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$325	$338	$378	$401
Equity method	467	545	541	595
Deferred compensation plan hedge fund equity method investments	9	10	15	9
Cost method investments:
Federal Reserve Bank stock	92	92	89	89
Other	19	30	31	31

Total cost method investments	111	122	120	120
Carried interest	-	130	-	85

Total other investments	$912	$1,145	$1,054	$1,210

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

3.  Investments (continued)

Other Investments (continued)

Equity method investments primarily include BlackRock’s direct investment in certain BlackRock sponsored investment funds. See Note 10, Other Assets, for information on the Company’s investment in PennyMac Financial Services, Inc. (“PennyMac”), which is included in other assets on the condensed consolidated statements of financial condition.

Cost method investments include non-marketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At June 30, 2013 and December 31, 2012, there were no indicators of impairment on these investments.

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

4.  Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds. The investments owned by these consolidated sponsored investment funds are classified as trading or other investments. The following table presents the balances related to these consolidated funds that were included on the condensed consolidated statements of financial condition as well as BlackRock’s net interest in these funds:

(in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$185	$133
Investments:
Trading investments	289	123
Other investments	338	401
Other assets	16	25
Other liabilities	(41)	(65)
Noncontrolling interests	(212)	(187)

BlackRock’s net interests in consolidated sponsored investment funds	$575	$430

BlackRock’s total exposure to consolidated sponsored investment funds of $575 million and $430 million at June 30, 2013 and December 31, 2012, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to noncontrolling interests for the portion not attributable to BlackRock.

In addition, at June 30, 2013 and December 31, 2012, several consolidated CLOs and one investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion of these consolidated investment products.

The Company is not readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company is not readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.  Fair Value Disclosures

Fair Value Hierarchy

June 30, 2013

Assets measured at fair value on a recurring basis and other assets not held at fair value were as follows:

	Assets measured at fair value on a recurring basis
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	June 30, 2013

Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$147	$-	$1	$-	$148
Debt securities	-	2	-	-	2

Total available-for-sale	147	2	1	-	150
Held-to-maturity:
Debt securities	-	-	-	53	53
Trading:
Deferred compensation plan mutual funds	57	-	-	-	57
Equity/Multi-asset mutual funds	97	3	-	-	100
Debt securities / fixed income mutual funds	58	210	-	-	268

Total trading	212	213	-	-	425
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	24	47	-	74
Private / public equity(2)	2	13	249	-	264

Total consolidated sponsored investment funds	5	37	296	-	338
Equity method:
Hedge funds / Funds of hedge funds	-	68	157	52	277
Private equity investments	-	-	105	-	105
Real estate funds	-	19	97	7	123
Fixed income mutual funds	34	-	-	-	34
Equity/Multi-asset, alternative mutual funds	6	-	-	-	6

Total equity method	40	87	359	59	545
Deferred compensation plan hedge fund equity method investments	-	10	-	-	10
Cost method investments	-	-	-	122	122
Carried interest	-	-	-	130	130

Total investments	404	349	656	364	1,773

Separate account assets	95,377	36,635	-	834	132,846
Separate account collateral held under securities lending agreements:
Equity securities	17,880	-	-	-	17,880
Debt securities	-	1,546	-	-	1,546

Total separate account collateral held under securities lending agreements	17,880	1,546	-	-	19,426
Other assets(3)	-	12	-	-	12
Assets of consolidated VIEs:
Bank loans	-	1,910	93	-	2,003
Bonds	-	60	35	-	95
Private / public equity(4)	-	7	19	-	26

Total assets of consolidated VIEs	-	1,977	147	-	2,124

Total	$113,661	$40,519	$803	$1,198	$156,181

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

(2)	Level 3 amounts included $209 million and $40 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Amount included company-owned and split-dollar life insurance policies.
(4)	Level 3 amounts included $17 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2013 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2013
Liabilities:
Borrowings of consolidated VIEs	$ -	$ -	$2,145	$ 2,145
Separate account collateral liabilities under securities lending agreements	17,880	1,546	-	19,426
Other liabilities(1)	16	5	-	21

Total liabilities measured at fair value	$17,896	$1,551	$2,145	$21,592

(1)

Amounts included a credit default swap (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statements of financial condition.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

December 31, 2012

Assets measured at fair value on a recurring basis and other assets not held at fair value were as follows:

	Assets measured at fair value on a recurring basis
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2012
Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$155	$-	$1	$-	$156
Debt securities	-	2	-	-	2

Total available-for-sale	155	2	1	-	158
Held-to-maturity:
Debt securities	-	-	-	112	112
Trading:
Deferred compensation plan mutual funds	53	-	-	-	53
Equity/Multi-asset mutual funds	159	3	-	-	162
Debt securities / fixed income mutual funds	5	50	-	-	55

Total trading	217	53	-	-	270
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	39	73	-	115
Private / public equity(2)	10	10	266	-	286

Total consolidated sponsored investment funds	13	49	339	-	401
Equity method:
Hedge funds / Funds of hedge funds	-	61	161	39	261
Private equity investments	-	-	90	-	90
Real estate funds	-	19	88	15	122
Fixed income mutual funds	46	-	-	-	46
Equity/Multi-asset, alternative mutual funds	76	-	-	-	76

Total equity method	122	80	339	54	595
Deferred compensation plan hedge fund equity method investments	-	9	-	-	9
Cost method investments	-	-	-	120	120
Carried interest	-	-	-	85	85

Total investments	507	193	679	371	1,750

Separate account assets	95,514	38,392	2	860	134,768
Separate account collateral held under securities lending agreements:
Equity securities	21,273	-	-	-	21,273
Debt securities	-	1,748	-	-	1,748

Total separate account collateral held under securities lending agreements	21,273	1,748	-	-	23,021
Other assets(3)	-	12	-	-	12
Assets of consolidated VIEs:
Bank loans	-	2,004	106	-	2,110
Bonds	-	78	46	-	124
Private / public equity(4)	2	6	22	-	30

Total assets of consolidated VIEs	2	2,088	174	-	2,264

Total	$117,296	$42,433	$855	$1,231	$161,815

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

(2)	Level 3 amounts included $212 million and $54 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Amount included company-owned and split-dollar life insurance policies.
(4)	Level 3 amounts included $20 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,402	$2,402
Separate account collateral liabilities under securities lending agreements	21,273	1,748	-	23,021
Other liabilities(1)	15	5	-	20

Total liabilities measured at fair value	$21,288	$1,753	$2,402	$25,443

(1)

Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds recorded within other liabilities on the condensed consolidated statements of financial condition.

Level 3 Assets.  Level 3 investments of $656 million and $679 million at June 30, 2013 and December 31, 2012, respectively, primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal as well as third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $42 million and $56 million at June 30, 2013 and December 31, 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Level 3 assets recorded within separate account assets include single-broker non-binding quotes for fixed income securities and equity securities that have unobservable inputs due to certain corporate actions.

Level 3 assets of consolidated VIEs include bank loans and bonds valued based on single-broker non-binding quotes and direct private equity investments and private equity funds valued based upon internal as well as third-party fund manager valuations, which may be adjusted by using the returns of certain market indices.

Level 3 Liabilities.  Level 3 liabilities recorded as borrowings of consolidated VIEs include CLO borrowings valued based upon single-broker non-binding quotes.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2013

(in millions)	March 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2013	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	84	2	-	(9)	(28)	-	(2)	47	2
Private equity	264	(7)	5	(10)	-	-	(3)	249	(6)
Equity method:
Hedge funds / Funds of hedge funds	136	5	-	-	16	-	-	157	5
Private equity investments	99	4	4	-	(2)	-	-	105	4
Real estate funds	91	7	1	-	(2)	-	-	97	6

Total Level 3 investments	675	11	10	(19)	(16)	-	(5)	656	11

Assets of consolidated VIEs:
Bank loans	97	(1)	48	(29)	-	17	(39)	93
Bonds	49	-	-	(14)	-	-	-	35
Private equity	20	-	-	(1)	-	-	-	19
Fund of hedge funds	116	-	18	-	(134)	-	-	-

Total Level 3 assets of consolidated VIEs	282	(1)	66	(44)	(134)	17	(39)	147	n/a	(3)

Total Level 3 assets	$957	$10	$76	($63)	($150)	$17	($44)	$803

Liabilities:
Borrowings of consolidated VIEs	$2,332	$6	$-	$-	($181)	$-	$-	$2,145	n/a	(3)

n/a	– not applicable
(1)

Amount primarily includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, elimination of investment related to a deconsolidation of a consolidated VIE and a reclassification of an investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2013	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	73	6	12	(9)	(28)	-	(7)	47	6
Private equity	266	16	12	(39)	-	-	(6)	249	14
Equity method:
Hedge funds / Funds of hedge funds	161	9	1	-	(14)	-	-	157	9
Private equity investments	90	10	9	-	(4)	-	-	105	10
Real estate funds	88	8	3	-	(2)	-	-	97	8

Total Level 3 investments	679	49	37	(48)	(48)	-	(13)	656	47

Separate account assets	2	-	-	(2)	-	-	-	-	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	(1)	72	(40)	-	32	(76)	93
Bonds	46	(1)	4	(14)	-	-	-	35
Private equity	22	1	-	(4)	-	-	-	19
Fund of hedge funds	-	-	134	-	(134)	-	-	-	-

Total Level 3 assets of consolidated VIEs	174	(1)	210	(58)	(134)	32	(76)	147	n/a	(4)

Total Level 3 assets	$855	$48	$247	($108)	($182)	$32	($89)	$803

Liabilities:
Borrowings of consolidated VIEs	$2,402	($4)	$-	$-	($261)	$-	$-	$2,145	n/a	(4)

n/a	– not applicable
(1)

Amount primarily includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, elimination of investment related to a deconsolidation of a consolidated VIE and a reclassification of an investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2012

(in millions)	March 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	53	(5)	-	-	(2)	-	-	46	(5)
Private equity	329	(8)	4	(21)	-	-	(6)	298	(9)
Equity method:
Hedge funds / Funds of hedge funds	197	3	-	-	(13)	-	-	187	3
Private equity investments	89	2	1	-	(4)	-	-	88	2
Real estate funds	95	2	6	-	(2)	-	-	101	2

Total Level 3 investments	764	(6)	11	(21)	(21)	-	(6)	721	(7)

Separate account assets	13	(2)	3	(2)	-	3	(8)	7	n/a	(3)
Assets of consolidated VIEs:
Bank loans	47	1	10	(1)	-	47	(19)	85
Bonds	44	-	-	-	-	-	-	44
Private equity	28	(1)	-	(2)	-	-	-	25

Total Level 3 assets of consolidated VIEs	119	-	10	(3)	-	47	(19)	154	n/a	(4)

Total Level 3 assets	$896	($8)	$24	($26)	($21)	$50	($33)	$882

Liabilities:
Borrowings of consolidated VIEs	$1,547	$10	$-	$-	($98)	$-	$-	$1,439	n/a	(4)

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2012

(in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	22	(4)	27	-	(2)	3	-	46	(4)
Private equity	313	21	9	(39)	-	-	(6)	298	18
Equity method:
Hedge funds / Funds of hedge funds	193	19	-	-	(25)	-	-	187	19
Private equity investments	85	6	3	-	(6)	-	-	88	6
Real estate funds	88	2	13	-	(2)	-	-	101	2

Total Level 3 investments	702	44	52	(39)	(35)	3	(6)	721	41

Separate account assets	10	(1)	4	(11)	-	14	(9)	7	n/a	(3)
Assets of consolidated VIEs:
Bank loans	83	1	17	(7)	-	52	(61)	85
Bonds	40	2	2	-	-	-	-	44
Private equity	27	2	-	(4)	-	-	-	25

Total Level 3 assets of consolidated VIEs	150	5	19	(11)	-	52	(61)	154	n/a	(4)

Total Level 3 assets	$862	$48	$75	($61)	($35)	$69	($76)	$882

Liabilities:
Borrowings of consolidated VIEs	$1,574	($39)	$-	$-	($174)	$-	$-	$1,439	n/a	(4)

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and repayments of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in non-operating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs are allocated to noncontrolling interests to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable, or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a NAV (or a capital account), or when the book value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

Separate Account Assets.    During the six months ended June 30, 2012, there were $14 million of transfers of equity securities into Level 3 from Level 1. These transfers into Level 3 primarily were due to market inputs no longer being considered observable.

During the three and six months ended June 30, 2012, there were $8 million of transfers out of Level 3 into Level 1 related to equity securities held within separate accounts. These transfers out of Level 3 were due to availability of observable market inputs.

Assets of Consolidated VIEs.    During the three and six months ended June 30, 2013, there were $39 million and $76 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and six months ended June 30, 2013, there were $17 million and $32 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

During the three and six months ended June 30, 2012, there were $19 million and $61 million, respectively, of transfers out of Level 3 into Level 2 related to bank loans. In addition, during the three and six months ended June 30, 2012, there were $47 million and $52 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 primarily were due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Consolidated Sponsored Investment Funds.    During the six months ended June 30, 2013, there were $12 million of transfers out of Level 1 to Level 2 related to consolidated private equity funds. This transfer was due to a direct investment in a public company held by a consolidated private equity fund valued at a discount due to restrictions on sale.

Other Significant Settlements.    During the three and six months ended June 30, 2013, there were $16 million and $48 million, respectively, of distributions from equity method investees categorized in Level 3.

During the three and six months ended June 30, 2012, there were $19 million and $33 million, respectively, of distributions from equity method investees categorized in Level 3.

During the three and six months ended June 30, 2013, other settlements included $134 million related to a deconsolidation of a consolidated fund of hedge funds, which was previously classified as a VIE. This fund was deconsolidated during the second quarter 2013 due to the granting of additional substantive rights to unaffiliated investors of the fund.

5.  Fair Value Disclosures (continued)

In addition, during the three and six months ended June 30, 2013, there was a $28 million reclassification of a Level 3 investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2013 and December 31, 2012, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$3,668	$3,668	$4,606	$4,606	Level 1	(1)
Accounts receivable	2,249	2,249	2,250	2,250	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	125	125	297	297	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,271	1,271	1,055	1,055	Level 1	(2)
Short-term borrowings	-	-	100	100	Level 1	(2)
Long-term borrowings	4,938	5,308	5,687	6,275	Level 2	(3)

(1)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. At June 30, 2013 and December 31, 2012, approximately $185 million and $133 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds. Money market funds are valued based on quoted market prices, or $1.00, which generally is the NAV of the fund. At June 30, 2013 and December 31, 2012, approximately $124 million and $98 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition.

(2)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities and short-term borrowings approximate fair value due to their short-term nature.

(3)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2013 and December 2012, respectively. See Note 11, Borrowings, for further information on the June 30, 2013 fair value of the Company’s long-term borrowings.

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

June 30, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a	)	$3	$-	Daily (100%)	None
Consolidated sponsored investment funds:
Private equity funds of funds	(b	)	209	26	n/r	n/r
Other funds of hedge funds	(c	)	58	-	Monthly (29%), Quarterly (3%), n/r (68%)	2 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d	)	224	73	Monthly (2%), Quarterly (30%) n/r (68%)	15 – 90 days
Private equity funds	(e	)	105	86	n/r	n/r
Real estate funds	(f	)	116	13	Quarterly (16%) n/r (84%)	60 days
Deferred compensation plan hedge fund investments	(g	)	10	-	Monthly (30%), Quarterly (70%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(h	)	17	1	n/r	n/r

Total			$742	$199

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

December 31, 2012

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Trading:
Equity	(a	)	$3	$-	Daily (100%)	None
Consolidated sponsored investment funds:
Private equity funds of funds	(b	)	212	32	n/r	n/r
Other funds of hedge funds	(c	)	98	-	Monthly (22%) Quarterly (11%) n/r (67%)	1 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(d	)	222	42	Monthly (2%) Quarterly (28%) n/r (70%)	15 – 90 days
Private equity funds	(e	)	90	135	n/r	n/r
Real estate funds	(f	)	107	15	Quarterly (18%) n/r (82%)	60 days
Deferred compensation plan hedge fund investments	(g	)	9	-	Monthly (33%) Quarterly (67%)	60 – 90 days
Consolidated VIE:
Private equity funds	(h	)	20	1	n/r	n/r

Total			$ 761	$ 225

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

(b)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven years at both June 30, 2013 and December 31, 2012. The total remaining unfunded commitments to other third-party funds were $26 million and $32 million at June 30, 2013 and December 31, 2012, respectively. The Company was contractually obligated to fund $30 million at both June 30, 2013 and December 31, 2012 to the consolidated funds.

(c)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds can be redeemed as long as there are no restrictions in place. At June 30, 2013 and December 31, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12 to 24 months. This category also includes a consolidated offshore feeder fund that invests in a master fund with multiple alternative investment strategies. The fair value of this investment has been estimated using the NAV of the master offshore fund held by the feeder fund. The investment is currently subject to restrictions in place by the underlying master fund.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(d)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately four and five years at June 30, 2013 and December 31, 2012, respectively.

(e)	This category includes several private equity funds that initially invest in non-marketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both June 30, 2013 and December 31, 2012.

(f)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at June 30, 2013 and eight years at December 31, 2012.

(g)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be liquidated upon settlement of certain deferred compensation liabilities.

(h)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately two years at June 30, 2013 and three years at December 31, 2012. Total remaining unfunded commitments to other third-party funds were $1 million at both June 30, 2013 and December 31, 2012, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

Fair Value Option.    Upon the initial consolidation of certain CLOs, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable noncontrolling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

5.  Fair Value Disclosures (continued)

The following table summarizes information related to those assets and liabilities selected for fair value accounting as of June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,019	$2,124
Fair value	2,003	2,110

Aggregate unpaid principal balance in excess of/(less than) fair value	$16	$14

Unpaid principal balance of loans more than 90 days past due	$4	$4
Aggregate fair value of loans more than 90 days past due	-	-

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$2,274	$2,535
Fair value	$2,145	$2,402

At June 30, 2013, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2025.

During the three months ended June 30, 2013 and 2012, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $7 million gain and a $22 million gain, respectively, which were offset by a $23 million loss and a $7 million loss, respectively, from the change in fair value of the CLO borrowings.

During the six months ended June 30, 2013 and 2012, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $79 million gain and a $78 million gain, respectively, which were offset by a $64 million loss and a $74 million loss, respectively, from the change in fair value of the CLO borrowings.

The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income.

The change in fair value of the assets and liabilities included interest income and expense, respectively.

6.  Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”)/CLOs and sponsored investment funds, which may be considered VIEs. The Company receives advisory fees and/or other incentive-related fees for its services and may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company enters into these variable interests principally to address client needs through the launch of such investment vehicles. The VIEs are primarily financed via capital contributed by equity and debt holders. The Company’s involvement in financing the operations of the VIEs is generally limited to its equity interests.

6.  Variable Interest Entities (continued)

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

Consolidated VIEs. Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At June 30, 2013 and December 31, 2012, the following balances related to VIEs were consolidated on the condensed consolidated statements of financial condition:

(in millions)	June 30, 2013	December 31, 2012
Assets of consolidated VIEs:
Cash and cash equivalents	$125	$297
Bank loans	2,003	2,110
Bonds	95	124
Other investments and other assets	62	30

Total bank loans, bonds, other investments and other assets	2,160	2,264
Liabilities of consolidated VIEs:
Borrowings	(2,145)	(2,402)
Other liabilities	(93)	(103)
Appropriated retained earnings	(23)	(29)
Noncontrolling interests of consolidated VIEs	(24)	(27)

Total BlackRock net interests in consolidated VIEs	$—	$—

For the three months ended June 30, 2013 and 2012, the Company recorded a non-operating loss of $23 million and non-operating income of $11 million, respectively, offset by a $23 million net loss attributable to nonredeemable noncontrolling interests and $11 million net income attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

6.  Variable Interest Entities (continued)

For the six months ended June 30, 2013 and 2012, the Company recorded non-operating income of $4 million and a non-operating loss of $1 million, respectively, offset by $4 million net income attributable to nonredeemable noncontrolling interests and a $1 million net loss attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

At June 30, 2013 and December 31, 2012, the weighted-average maturities of the bank loans and bonds attributable to consolidated VIEs were approximately 4.8 and 4.5 years, respectively.

Non-Consolidated VIEs.    At June 30, 2013 and December 31, 2012, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, were as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At June 30, 2013	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss (1)
CDOs/CLOs	$1	$1	($5)	$19
Other sponsored investment funds:
Collective trusts	—	169	—	169
Other	18	98	(6)	116

Total	$19	$268	($11)	$304

At December 31, 2012
CDOs/CLOs	$1	$1	($5)	$19
Other sponsored investment funds:
Collective trusts	—	248	—	248
Other	17	61	(3)	77

Total	$18	$310	($8)	$344

(1)

At both June 30, 2013 and December 31, 2012, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	June 30, 2013	December 31, 2012
Assets at fair value	$3	$4
Liabilities(1)	4	5

Net assets	($1)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

Other sponsored investments funds. Net assets of other sponsored investment funds that are non-consolidated VIEs approximated $1.5 trillion to $1.6 trillion at both June 30, 2013 and December 31, 2012. Net assets included $1.3 trillion of collective trusts at June 30, 2013 and

6.  Variable Interest Entities (continued)

December 31, 2012. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7. Derivatives and Hedging

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap maturing in 2013 to hedge future cash flows on the Company’s floating rate notes due in 2013. Interest on this swap was at a fixed rate of 1.03%, payable semi-annually on May 24 and November 24 of each year. During the second quarter 2013, the interest rate swap matured and the floating rate notes were fully repaid.

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2013, the Company had 12 outstanding total return swaps and four outstanding interest rate swaps with an aggregate notional value of approximately $80 million and $68 million, respectively. At December 31, 2012, the Company had 21 outstanding total return swaps with an aggregate notional value of approximately $206 million. The fair value of the outstanding swaps at June 30, 2013 and December 31, 2012 was not material.

Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages certain exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At June 30, 2013 and December 31, 2012, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $105 million and $79 million, respectively. The fair value of the forward foreign currency exchange contracts at June 30, 2013 and December 31, 2012 was not material to the condensed consolidated statements of financial condition.

The Company entered into a credit default swap, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement. The fair value of the credit default swap was $5 million at both June 30, 2013 and December 31, 2012 and was included in other liabilities on the condensed consolidated statements of financial condition.

Gains (losses) on total return swaps are recorded in non-operating income (expense) on the condensed consolidated statements of income and were $2 million and ($5) million for the three and six months ended June 30, 2013, respectively, and were $9 million and ($3) million for the three and six months ended June 30, 2012, respectively.

Gains (losses) on the interest rate swap, forward foreign currency exchange contracts and credit default swap were not material to the condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at June 30, 2013 and December 31, 2012 was not material. The change in fair value of such derivatives, which is recorded in non-operating income (expense), was not material for the three and six months ended June 30, 2013 and 2012.

8.  Goodwill

Goodwill activity during the six months ended June 30, 2013 was as follows:

(in millions)
December 31, 2012	$12,910
Goodwill adjustment related to Quellos and other (1)	(11)

June 30, 2013	$12,899

(1)

The decrease in goodwill during the six months ended June 30, 2013 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $308 million and $324 million at June 30, 2013 and December 31, 2012, respectively.

9. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2012	$16,760	$642	$17,402
Amortization expense	—	(80)	(80)

June 30, 2013	$16,760	$562	$17,322

10. Other Assets

At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PNMAC”), which is accounted for as an equity method investment and is included in other assets on the condensed consolidated statements of financial condition. On May 8, 2013, PennyMac became the sole managing member of PNMAC in connection with an initial public offering of PennyMac (the “PennyMac IPO”). As a result of the PennyMac IPO, BlackRock recorded a non-cash, non-operating pre-tax gain of $39 million related to the carrying value of its equity method investment.

Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expenses on the condensed consolidated statements of income. In connection with the Charitable Contribution, the Company also recorded a non-cash, non-operating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $57 million.

The carrying value and fair value of the Company’s remaining interest (approximately 20% or 16 million units) in PennyMac was approximately $111 million and $331 million, respectively, at June 30, 2013.

11.  Borrowings

Short-Term Borrowings

2013 Revolving Credit Facility.    In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment

11.  Borrowings (continued)

Short-Term Borrowings (continued)

was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2013. At June 30, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility.

At June 30, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of June 2013 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

3.50% Notes due 2014	$1,000	$ —	$1,000	$1,037
1.375% Notes due 2015	750	—	750	760
6.25% Notes due 2017	700	(2)	698	824
5.00% Notes due 2019	1,000	(2)	998	1,139
4.25% Notes due 2021	750	(4)	746	797
3.375% Notes due 2022	750	(4)	746	751

Total Long-term Borrowings	$ 4,950	($12)	$ 4,938	$ 5,308

In May 2013, the Company fully repaid $750 million of floating rate notes at maturity.

Long-term borrowings at December 31, 2012 had a carrying value of $5.687 billion and a fair value of $6.275 billion determined using market prices at the end of December 2012.

See Note 11, Borrowings, in the 2012 Form 10-K for more information.

12.    Commitments and Contingencies

Investment Commitments.    At June 30, 2013, the Company had $219 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the

12.    Commitments and Contingencies (continued)

expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and the counterparty. See Note 7, Derivatives and Hedging, for further discussion.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $101.1 billion. The Company held as agent, cash and securities totaling $106.5 billion as collateral for indemnified securities on loan at June 30, 2013. The fair value of these indemnifications was not material at June 30, 2013.

13.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2013 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2012	5,620,835	$197.90
Granted	1,629,460	$234.22
Converted	(2,356,276)	$205.10
Forfeited	(44,528)	$201.92

June 30, 2013(1)	4,849,491	$206.56

(1)	At June 30, 2013, approximately 4.4 million awards are expected to vest and 0.4 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2013, the Company granted 1,172,381 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 370,812 RSUs to employees that cliff vest 100% on January 31, 2016.

The intrinsic value of outstanding RSUs was $1.2 billion reflecting a stock price of $256.85 at June 30, 2013.

At June 30, 2013, total unrecognized stock-based compensation expense related to unvested RSUs was $448 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

Market Performance-based RSUs.

Market performance-based RSU activity for the six months ended June 30, 2013 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2012	575,532	$115.03
Granted	556,581	$126.76

June 30, 2013 (1)	1,132,113	$120.80

(1)	At June 30, 2013, approximately 1.1 million awards are expected to vest and no awards have vested and have been converted.

The 556,581 market performance-based RSUs that the Company granted in January 2013 will be funded primarily by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

At June 30, 2013, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $105 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.1 years.

13.  Stock-Based Compensation (continued)

Market Performance-based RSUs (continued)

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C non-voting participating preferred stock to fund the remaining committed shares. As of December 31, 2012, 2.5 million shares had been surrendered by PNC. In January 2013, 0.2 million shares were surrendered.

At June 30, 2013, the remaining shares committed by PNC of 1.3 million were available to fund future long-term incentive awards.

Stock Options.    Stock option activity for the six months ended June 30, 2013 is summarized below:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2012	1,099,909	$167.76
Exercised	(85,090)	$167.76

June 30, 2013	1,014,819	$167.76

All options were vested at both June 30, 2013 and December 31, 2012. The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 was $8.3 million.

14.  Net Capital Requirements

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

Capital Requirements.    At June 30, 2013, the Company was required to maintain approximately $1,160 million in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers and was in compliance with all applicable regulatory net capital requirements.

15.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for the three and six months ended June 30, 2013:

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total (1)
March 31, 2013	$17	($4)	($179)	($166)
Other comprehensive income (loss) before reclassifications(2)	(21)	-	(23)	(44)
Amount reclassified from AOCI(3)	12	-	-	12

Net other comprehensive income (loss) for the three months ended June 30, 2013	(9)	-	(23)	(32)

June 30, 2013	$8	($4)	($202)	($198)

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total (1)
December 31, 2012	$16	($4)	($71)	($59)
Other comprehensive income (loss) before reclassifications(2)	(17)	-	(131)	(148)
Amount reclassified from AOCI(3)	9	-	-	9

Net other comprehensive income (loss) for the six months ended June 30, 2013	(8)	-	(131)	(139)

June 30, 2013	$8	($4)	($202)	($198)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) related to available-for-sale investments was $8 million and $7 million for the three and six months ended June 30, 2013, respectively.
(3)

The tax benefit (expense) related to available-for-sale investments was ($6) million and ($4) million for the three and six months ended June 30, 2013, respectively. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

16.  Capital Stock

Non-voting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2013	December 31, 2012
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,311,887	1,517,237
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

Share Repurchase Approval.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 1.9 million common shares in open market transactions under the share repurchase program for approximately $500 million during the six months ended June 30, 2013. At June 30, 2013, there were 8.3 million shares still authorized to be repurchased.

17.  Earnings Per Share

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

17.  Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2013 under the treasury stock method:

(in millions, except per share data)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net income attributable to BlackRock	$729	$1,361

Basic weighted-average shares outstanding	170,648,731	170,973,462
Dilutive effect of:
Non-participating RSUs and stock options	3,224,852	3,295,408

Total diluted weighted-average shares outstanding	173,873,583	174,268,870

Basic earnings per share	$4.27	$7.96
Diluted earnings per share	$4.19	$7.81

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2012 under the two-class method:

(in millions, except per share data)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income attributable to BlackRock	$554	$1,126
Less:
Dividends distributed to common shares	260	544
Dividends distributed to participating RSUs	-	1

Undistributed net income attributable to BlackRock	294	581
Percentage of undistributed net income allocated to common shares(1)	99.9%	99.9%
Undistributed net income allocated to common shares	294	581
Plus:
Common share dividends	260	544

Net income attributable to common shares	$554	$1,125

Basic weighted-average shares outstanding	177,010,239	178,016,539
Dilutive effect of:
Non-participating RSUs and stock options	2,580,463	2,736,976

Total diluted weighted-average shares outstanding	179,590,702	180,753,515

Basic earnings per share	$3.13	$6.32
Diluted earnings per share	$3.08	$6.22

(1)

Allocation to common stockholders was based on the total of common shares and participating securities (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months and six months ended June 30, 2012, average outstanding participating securities were 0.2 million.

18.  Income Taxes

The three and six months ended June 30, 2013 included the approximately $57 million tax benefit recognized in connection with the Charitable Contribution. See Note 10, Other Assets, for more information. In addition, the current period included a tax benefit of approximately $29 million, primarily due to the realization of loss carryforwards.

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Equity	$1,194	$1,055	$2,355	$2,123
Fixed income	512	462	998	895
Multi-asset	256	237	511	483
Alternatives	221	189	470	410
Cash management	83	88	169	177

Total investment advisory, administration fees, securities lending revenue and performance fees	2,266	2,031	4,503	4,088
BlackRock Solutions and advisory	138	131	264	254
Distribution fees	18	20	35	39
Other revenue	60	47	129	97

Total revenue	$2,482	$2,229	$4,931	$4,478

The following table illustrates total revenue for the three and six months ended June 30, 2013 and 2012, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2013	2012	2013	2012
Americas	$1,672	$1,533	$3,335	$3,099
Europe	686	591	1,334	1,163
Asia-Pacific	124	105	262	216

Total revenue	$2,482	$2,229	$4,931	$4,478

19.  Segment Information (continued)

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2013 and December 31, 2012 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30, 2013	December 31, 2012
Long-lived Assets
Americas	$13,215	$13,238
Europe	149	166
Asia-Pacific	59	63

Total long-lived assets	$13,423	$13,467

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe is primarily comprised of the United Kingdom. Asia-Pacific is primarily comprised of Japan, Australia and Singapore.

20.  Subsequent Events

Tax Legislation in the United Kingdom

In July 2013, the United Kingdom enacted legislation reducing corporate income taxes. The legislation will result in a revaluation of certain deferred tax assets and liabilities, which will result in a non-cash income tax benefit in the third quarter 2013. At this time, the Company is still evaluating the impact to the condensed consolidated financial statements.

Acquisitions

MGPA. In May 2013, the Company announced that it agreed to acquire MGPA, an independently-managed private equity real estate investment advisory company in Asia-Pacific and Europe. The transaction is expected to close in the third quarter 2013, subject to customary regulatory approvals and closing conditions.

Credit Suisse ETF. In July 2013, the Company completed the acquisition of Credit Suisse’s ETF franchise. The financial impact of the transaction is not expected to be material to the condensed consolidated financial statements.

Other

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

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm. BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. At June 30, 2013, the Company managed $3.857 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equity, fixed income, multi-asset, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. BlackRock also provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and high net worth (“HNW”) investors. iShares AUM totaled $774.4 billion at June 30, 2013. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, and managed futures funds. These products are sold to both U.S. and non-U.S. HNW, retail and institutional investors in a wide variety of active and passive strategies covering equity, fixed income and alternative assets.

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

On June 30, 2013, PNC held 20.8% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and non-voting preferred stock.

Executive Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
GAAP basis:
Total revenue	$2,482	$2,229	$4,931	$4,478
Total expenses	1,633	1,400	3,173	2,834

Operating income	$849	$829	$1,758	$1,644
Operating margin	34.2%	37.2%	35.7%	36.7%
Non-operating income (expense), less net income (loss) attributable to noncontrolling interests(1)	92	(46)	99	(26)
Income tax expense	(212)	(229)	(496)	(492)

Net income attributable to BlackRock	$729	$554	$1,361	$1,126

Diluted earnings per common share	$4.19	$3.08	$7.81	$6.22
Effective tax rate	22.5%	29.3%	26.7%	30.4%

As adjusted(2):
Total revenue	$2,482	$2,229	$4,931	$4,478
Total expenses	1,500	1,397	3,028	2,821

Operating income	$982	$832	$1,903	$1,657
Operating margin	41.3%	39.2%	40.6%	38.9%
Non-operating income (expense), less net income (loss) attributable to noncontrolling interests(1)	12	(43)	15	(28)
Income tax expense	(272)	(231)	(559)	(496)

Net income attributable to BlackRock	$722	$558	$1,359	$1,133

Diluted earnings per common share	$4.15	$3.10	$7.80	$6.26
Effective tax rate	27.3%	29.3%	29.1%	30.4%

Other:
Assets under management (end of period)	$3,857,007	$3,559,934	$3,857,007	$3,559,934
Diluted weighted-average common shares outstanding(3)	173,873,583	179,590,702	174,268,870	180,753,515
Shares outstanding (end of period)	170,285,093	172,901,037	170,285,093	172,901,037
Book value per share(4)	$150.14	$142.29	$150.14	$142.29
Cash dividends declared and paid per share	$1.68	$1.50	$3.36	$3.00

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and non-redeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Non-voting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred stock outstanding at June 30, 2013 and 2012, respectively.

PennyMac IPO. At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PNMAC”), which is accounted for as an equity method investment. On May 8, 2013, PennyMac Financial Services, Inc. (“PennyMac”) became the sole managing member of PNMAC in connection with an initial public offering of PennyMac (the “PennyMac IPO”). As a result of the PennyMac IPO, BlackRock recorded a non-cash, non-operating pre-tax gain of $39 million related to the carrying value of its equity method investment. BlackRock was not a seller in the PennyMac IPO.

Charitable Contribution. Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expenses on the condensed consolidated statements of income. In connection with the Charitable Contribution, the Company also recorded a non-cash, non-operating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $57 million.

The Company will continue to account for its remaining interest (approximately 20% or 16 million units) in PennyMac as an equity method investment.

The general and administration expenses, non-operating gain and associated tax benefit related to the Charitable Contribution have been excluded from as adjusted results.

Three Months Ended June 30, 2013 Compared with Three Months ended June 30, 2012.

GAAP. Operating income of $849 million increased $20 million from the three months ended June 30, 2012, reflecting record base fees and strong performance fees, substantially offset by higher expenses, primarily due to the $124 million expense related to the Charitable Contribution and higher revenue-related expenses. Non-operating income (expense), less net income (loss) attributable to NCI increased $138 million primarily due to the $39 million pre-tax gain related to the PennyMac IPO, the $80 million gain related to the Charitable Contribution and higher net positive marks on investments during the current quarter compared with the prior year quarter. Earnings per diluted common share rose $1.11, or 36%, compared with the quarter ended June 30, 2012 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $982 million and operating margin of 41.3% increased $150 million and 210 bps, respectively, from the second quarter 2012. Earnings per diluted common share rose $1.05, or 34%, from the prior year quarter. The financial impact related to the Charitable Contribution has been excluded from as adjusted results. Second quarter 2013 earnings per share reflects the $39 million non-cash, non-operating pre-tax gain related to the PennyMac IPO.

Six Months Ended June 30, 2013 Compared with Six Months ended June 30, 2012.

GAAP. Operating income of $1,758 million increased $114 million from the six months ended June 30, 2012, reflecting growth in base fees and strong performance fees, partially offset by higher expenses, primarily due to the $124 million expense related to the Charitable Contribution and higher revenue-related expenses. The results for the six months ended June 30, 2013 also included $42 million of organizational alignment costs and $18 million of closed-end fund launch costs. Non-operating income (expense), less net income (loss) attributable to NCI increased $125 million due to the $39 million pre-tax gain related to the PennyMac IPO, the $80 million gain related to the Charitable Contribution and higher net positive marks on investments during the six months ended June 30, 2013 compared with the prior year period. Earnings per diluted common share rose $1.59, or 26%, compared with the prior year period due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $1,903 million and operating margin of 40.6% increased $246 million and 170 bps, respectively, from the six months ended June 30, 2012. The current period results included the previously mentioned organizational alignment costs of $42 million, closed-end fund launch costs of $18 million and the $39 million pre-tax gain related to the PennyMac IPO. Earnings per diluted common share rose $1.54, or 25%, from the six months ended June 30, 2012. The financial impact related to the Charitable Contribution has been excluded from as adjusted results.

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

Computations for all periods are derived from the Company’s condensed consolidated statements of income as follows:

(a) Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems non-recurring, or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Operating income used for operating margin measurement equals operating income, as adjusted, excluding the impact of closed-end fund launch costs and related commissions. Operating margin, as adjusted, equals operating income used for operating margin measurement divided by revenue (net of distribution and servicing costs and amortization of deferred sales commissions) used for operating margin measurement, as indicated in the table below.

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

(a) (continued)

Operating income, as adjusted and operating margin, as adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating income, GAAP basis	$849	$829	$1,758	$1,644
Non-GAAP expense adjustments:
Charitable Contribution	124	-	124	-
PNC LTIP funding obligation	9	6	17	11
Compensation expense related to appreciation (depreciation) on deferred compensation plans	-	(3)	4	2

Operating income, as adjusted	982	832	1,903	1,657
Closed-end fund launch costs	-	-	16	-
Closed-end fund launch commissions	-	-	2	-

Operating income used for operating margin measurement	$982	$832	$1,921	$1,657

Revenue, GAAP basis	$2,482	$2,229	$4,931	$4,478
Non-GAAP adjustments:
Distribution and servicing costs	(90)	(93)	(181)	(188)
Amortization of deferred sales commissions	(12)	(14)	(24)	(30)

Revenue used for operating margin measurement	$2,380	$2,122	$4,726	$4,260

Operating margin, GAAP basis	34.2%	37.2%	35.7%	36.7%

Operating margin, as adjusted	41.3%	39.2%	40.6%	38.9%

•

Operating income, as adjusted: Operating income, as adjusted, reflects the non-GAAP expense adjustments discussed below. The $124 million expense related to the Charitable Contribution has been excluded from operating income, as adjusted, due to its non-recurring nature and because the non-cash, non-operating pre-tax gain of $80 million related to the contributed PennyMac investment is reported in non-operating income (expense). The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in non-operating income (expense).

Management believes operating income exclusive of these items is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

•	Operating margin, as adjusted: Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end

(a) (continued)

fund launch costs and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods.

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

Management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of this information among reporting periods and is an effective measure for reviewing BlackRock’s non-operating contribution to its results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, substantially offsets the gain (loss) on the investments set aside for these plans, management believes non-operating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s non-operating results that impact book value. The non-cash, non-operating pre-tax gain of $80 million related to the contributed PennyMac investment has been excluded from non-operating income (expense), less net income (loss) attributable to NCI, as adjusted due to its non-recurring nature and because the more than offsetting associated Charitable Contribution expense of $124 million is reported in operating income.

(b) (continued)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Non-operating income (expense), GAAP basis	$69	($40)	$110	($17)
Less: Net income (loss) attributable to NCI	(23)	6	11	9

Non-operating income (expense), net of NCI	92	(46)	99	(26)
Gain related to the Charitable Contribution	(80)	-	(80)	-
Compensation expense related to (appreciation) depreciation on deferred compensation plans	-	3	(4)	(2)

Non-operating income (expense), less net income (loss) attributable to NCI, as adjusted	$12	($43)	$15	($28)

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

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on the Charitable Contribution and the PNC LTIP funding obligation.

The three and six months ended June 30, 2013 included a tax benefit of approximately $57 million recognized in connection with the Charitable Contribution. The tax benefit has been excluded from net income attributable to BlackRock, Inc., as adjusted due to the non-recurring nature of the Charitable Contribution.

(c) (continued)

Net income attributable to BlackRock, Inc., as adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income attributable to BlackRock, Inc., GAAP basis	$729	$554	$1,361	$1,126
Non-GAAP adjustments, net of tax:(d)
Amount related to the Charitable Contribution	(13)	-	(13)	-
PNC LTIP funding obligation	6	4	11	7

Net income attributable to BlackRock, Inc., as adjusted	$722	$558	$1,359	$1,133

Allocation of net income, as adjusted, to common shares(e)	$722	$557	$1,359	$1,131
Diluted weighted-average common shares outstanding(f)	173,873,583	179,590,702	174,268,870	180,753,515
Diluted earnings per common share, GAAP basis(f)	$4.19	$3.08	$7.81	$6.22
Diluted earnings per common share, as adjusted(f)	$4.15	$3.10	$7.80	$6.26

(d) For the quarters ended June 30, 2013 and 2012, the PNC LTIP funding obligation non-GAAP adjustment was tax effected at 30.2% and 30.4%, respectively, reflecting a blended rate applicable to the adjustment. For the six months ended June 30, 2013 and 2012, the PNC LTIP funding obligation non-GAAP adjustments were tax effected at 31.0%. The three and six months ended June 30, 2013 also included a tax benefit of approximately $57 million related to the Charitable Contribution.

(e) For the three and six months ended June 30, 2012, amounts exclude net income attributable to participating securities (see below).

(f) Non-voting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.

Prior to first quarter 2013, certain unvested restricted stock units were not included in diluted weighted-average common shares outstanding as they were deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share. Average outstanding participating securities were 0.2 million for the quarter and six months ended June 30, 2012. For further information, see Note 17, Earnings per Share, to the condensed consolidated financial statements.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

The following summary table presents AUM by client type.

AUM and Net Subscriptions (Redemptions) by Client Type

	AUM			Net Subscriptions (Redemptions)(1)
(in millions)	June 30, 2013	March 31, 2013	June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Twelve Months Ended June 30, 2013(2)
Retail	$414,379	$421,141	$374,008	$5,076	$13,871	$22,616
iShares	774,397	802,776	644,908	(963)	24,631	85,510
Institutional:
Active	861,231	878,741	849,994	1,317	(8,983)	(24,372)
Index	1,514,448	1,526,597	1,386,508	6,477	21,833	(28,280)

Total institutional	2,375,679	2,405,338	2,236,502	7,794	12,850	(52,652)

Total long-term	3,564,455	3,629,255	3,255,418	11,907	51,352	55,474

Cash management	252,562	261,329	239,471	(8,829)	(8,663)	12,821
Advisory(3)	39,990	45,825	65,045	(4,891)	(4,002)	(24,030)

Total	$3,857,007	$3,936,409	$3,559,934	($1,813)	$38,687	$44,265

The following summary table presents AUM by product type.

AUM and Net Subscriptions (Redemptions) by Product Type

	AUM			Net Subscriptions (Redemptions)(1)
(in millions)	June 30, 2013	March 31, 2013	June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Twelve Months Ended June 30, 2013(2)
Equity	$1,973,115	$1,992,595	$1,642,683	($348)	$33,323	$86,463
Fixed income	1,205,359	1,245,533	1,266,076	5,101	2,521	(50,551)
Multi-asset	289,305	283,566	243,087	11,051	20,081	26,766
Alternatives	96,676	107,561	103,572	(3,897)	(4,573)	(7,204)

Total long-term	3,564,455	3,629,255	3,255,418	11,907	51,352	55,474

Cash management	252,562	261,329	239,471	(8,829)	(8,663)	12,821
Advisory(3)	39,990	45,825	65,045	(4,891)	(4,002)	(24,030)

Total	$3,857,007	$3,936,409	$3,559,934	($1,813)	$38,687	$44,265

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts include the effect of a single non-ETF index fixed income outflow of $74.2 billion in the third quarter 2012.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

Component Changes in AUM for the Second Quarter 2013

The following table presents component changes in AUM by client type and product for the quarter ended June 30, 2013.

(in millions)	March 31, 2013	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)	Foreign exchange(2)	June 30, 2013
Retail:
Equity	$169,402	$(1,753)	$(6,068)	$(140)	$161,441
Fixed income	143,711	2,636	(4,778)	(28)	141,541
Multi-asset	97,373	2,489	(501)	(256)	99,105
Alternatives	10,655	1,704	(66)	(1)	12,292

Retail sub-total	421,141	5,076	(11,413)	(425)	414,379
iShares:
Equity	588,694	2,655	(12,922)	(1,159)	577,268
Fixed income	189,501	(1,449)	(6,921)	(188)	180,943
Multi-asset	1,035	99	(21)	(6)	1,107
Alternatives	23,546	(2,268)	(6,188)	(11)	15,079

iShares sub-total	802,776	(963)	(26,052)	(1,364)	774,397
Institutional:
Active:
Equity	130,138	(2,938)	361	(1,136)	126,425
Fixed income	505,391	(1,269)	(11,982)	(1,650)	490,490
Multi-asset	175,524	8,778	(4,064)	72	180,310
Alternatives	67,688	(3,254)	26	(454)	64,006

Active sub-total	878,741	1,317	(15,659)	(3,168)	861,231
Index:
Equity	1,104,361	1,688	8,013	(6,081)	1,107,981
Fixed income	406,930	5,183	(16,497)	(3,231)	392,385
Multi-asset	9,634	(315)	(339)	(197)	8,783
Alternatives	5,672	(79)	(292)	(2)	5,299

Index sub-total	1,526,597	6,477	(9,115)	(9,511)	1,514,448

Long-term	3,629,255	11,907	(62,239)	(14,468)	3,564,455

Cash management	261,329	(8,829)	30	32	252,562
Advisory(3)	45,825	(4,891)	(114)	(830)	39,990

Total	$3,936,409	$(1,813)	$(62,323)	$(15,266)	$3,857,007

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the quarter ended June 30, 2013.

(in millions)	March 31, 2013	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)	Foreign exchange(2)	June 30, 2013
Equity:
Active	$291,759	$(4,333)	$(5,863)	$(1,231)	$280,332
iShares	588,694	2,655	(12,922)	(1,159)	577,268
Fixed income:
Active	648,865	1,367	(16,754)	(1,670)	631,808
iShares	189,501	(1,449)	(6,921)	(188)	180,943
Multi-asset	283,566	11,051	(4,925)	(387)	289,305
Alternatives:
Core	69,943	406	56	(178)	70,227
Currency and commodities(4)	37,618	(4,303)	(6,576)	(290)	26,449

Sub-total	2,109,946	5,394	(53,905)	(5,103)	2,056,332
Non-ETF Index:
Equity	1,112,142	1,330	8,169	(6,126)	1,115,515
Fixed income	407,167	5,183	(16,503)	(3,239)	392,608

Sub-total Non-ETF Index	1,519,309	6,513	(8,334)	(9,365)	1,508,123

Long-term	3,629,255	11,907	(62,239)	(14,468)	3,564,455
Cash management	261,329	(8,829)	30	32	252,562
Advisory(3)	45,825	(4,891)	(114)	(830)	39,990

Total	$3,936,409	$(1,813)	$(62,323)	$(15,266)	$3,857,007

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares.

AUM decreased $79.4 billion to $3.857 trillion at June 30, 2013 from $3.936 trillion at March 31, 2013, largely driven by market declines and foreign exchange losses, partially offset by long-term positive net new business.

Net market depreciation of $62.3 billion primarily included depreciation of $40.2 billion across most fixed income strategies and net depreciation of $10.6 billion from equity products primarily due to lower global equity markets.

AUM decreased $15.3 billion from foreign exchange movements resulting from the strengthening of the U.S. dollar, largely against the Japanese yen and Australian dollar.

Net Subscriptions (Redemptions). Net redemptions of $1.8 billion reflected outflows from cash management and advisory clients, substantially offset by positive long-term net new business of $11.9 billion. Long-term flows included inflows of $5.1 billion and $7.8 billion from retail and institutional clients, respectively, partially offset by $1.0 billion of outflows from iShares.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products of $11.9 billion reflected the following:

Net Subscriptions

•

Multi-asset net inflows of $11.1 billion reflecting strong flows of $8.8 billion into institutional active multi-asset products driven by continued demand for the LifePath® target date suite, which had net inflows of $4.0 billion;

•	Non-ETF index fixed income net inflows of $5.2 billion primarily driven by demand for local currency fixed income products in EMEA and for global bond mandates in Asia-Pacific; and
•	Equity iShares net new business of $2.7 billion, concentrated in U.S. core and single-country equity offerings, partially offset by outflows from emerging markets strategies.

Net Redemptions

•	Active equity net outflows of $4.3 billion concentrated in sector specific, U.S. and global strategies, partially offset by inflows into regional and country specific strategies; and
•	Alternatives currency and commodities net outflows of $4.3 billion primarily related to outflows from iShares commodity funds and active currency redemptions.

Cash Management Net Redemptions.     Cash management net outflows of $8.8 billion primarily were comprised of net outflows from Americas institutional and retail clients in prime strategies and EMEA institutional clients in offshore funds.

Advisory Net Redemptions. Advisory net outflows of $4.9 billion were due to planned portfolio liquidations.

Component Changes in AUM for the Six Months Ended 2013

The following table presents the component changes in AUM by client type and product for the six months ended June 30, 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)	Foreign exchange(2)	June 30, 2013
Retail:
Equity	$164,748	$(2,364)	$960	$(1,903)	$161,441
Fixed income	138,425	8,073	(4,671)	(286)	141,541
Multi-asset	90,626	5,379	3,511	(411)	99,105
Alternatives	9,685	2,783	(16)	(160)	12,292

Retail sub-total	403,484	13,871	(216)	(2,760)	414,379
iShares:
Equity	534,648	28,934	16,952	(3,266)	577,268
Fixed income	192,852	(2,465)	(7,883)	(1,561)	180,943
Multi-asset	869	228	18	(8)	1,107
Alternatives	24,337	(2,066)	(7,149)	(43)	15,079

iShares sub-total	752,706	24,631	1,938	(4,878)	774,397
Institutional:
Active:
Equity	129,024	(8,582)	10,670	(4,687)	126,425
Fixed income	518,102	(9,043)	(10,308)	(8,261)	490,490
Multi-asset	166,708	14,607	2,563	(3,568)	180,310
Alternatives	70,861	(5,965)	668	(1,558)	64,006

Active sub-total	884,695	(8,983)	3,593	(18,074)	861,231
Index:
Equity	1,017,081	15,335	98,571	(23,006)	1,107,981
Fixed income	409,943	5,956	(6,038)	(17,476)	392,385
Multi-asset	9,545	(133)	108	(737)	8,783
Alternatives	4,912	675	(128)	(160)	5,299

Index sub-total	1,441,481	21,833	92,513	(41,379)	1,514,448

Long-term	3,482,366	51,352	97,828	(67,091)	3,564,455

Cash management	263,743	(8,663)	131	(2,649)	252,562
Advisory(3)	45,479	(4,002)	(175)	(1,312)	39,990

Total	$3,791,588	$38,687	$97,784	$(71,052)	$3,857,007

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the six months ended June 30, 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)	Foreign exchange(2)	June 30, 2013
Equity:
Active	$287,215	$(11,208)	$10,870	$(6,545)	$280,332
iShares	534,648	28,934	16,952	(3,266)	577,268
Fixed income:
Active	656,331	(1,013)	(14,971)	(8,539)	631,808
iShares	192,852	(2,465)	(7,883)	(1,561)	180,943
Multi-asset	267,748	20,081	6,200	(4,724)	289,305
Alternatives:
Core	68,367	1,917	853	(910)	70,227
Currency and commodities(4)	41,428	(6,490)	(7,478)	(1,011)	26,449

Sub-total	2,048,589	29,756	4,543	(26,556)	2,056,332
Non-ETF Index:
Equity	1,023,638	15,597	99,331	(23,051)	1,115,515
Fixed income	410,139	5,999	(6,046)	(17,484)	392,608

Sub-total Non-ETF Index	1,433,777	21,596	93,285	(40,535)	1,508,123

Long-term	3,482,366	51,352	97,828	(67,091)	3,564,455
Cash management	263,743	(8,663)	131	(2,649)	252,562
Advisory(3)	45,479	(4,002)	(175)	(1,312)	39,990

Total	$3,791,588	$38,687	$97,784	$(71,052)	$3,857,007

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares.

AUM increased approximately $65.4 billion to $3.857 trillion at June 30, 2013 from $3.792 trillion at December 31, 2012, largely driven by market appreciation of $97.8 billion and net inflows of $38.7 billion. The increase in AUM was partially offset by foreign exchange losses.

Net market appreciation of $97.8 billion included $127.2 billion from equity products, primarily due to higher U.S. and global equity markets, partially offset by depreciation of $28.9 billion from fixed income products across all fixed income strategies.

The $71.1 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the pound sterling and Japanese yen.

Net Subscriptions (Redemptions). Net subscriptions reflected positive long-term net new business of $51.4 billion, partially offset by outflows from cash management and advisory clients. Net long-term subscriptions reflected net subscriptions of $24.6 billion from iShares clients, $13.9 billion from retail clients and $12.9 billion from institutional clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products totaling $51.4 billion, reflected the following:

Net Subscriptions

•	Equity iShares net inflows of $28.9 billion, concentrated in U.S., global and sector specific strategies;
•

Multi-asset net inflows of $20.1 billion, reflecting strong flows of $14.6 billion into institutional active multi-asset products, driven by continued demand for the LifePath target date suite, which had net inflows of $6.9 billion;

•	Non-ETF index equity net inflows of $15.6 billion primarily in global strategies, partially offset by outflows from regional and country specific strategies; and
•	Non-ETF index fixed income net inflows of $6.0 billion, concentrated in local currency and U.S. targeted duration strategies.

Net Redemptions

•	Active equity net outflows of $11.2 billion, concentrated in U.S. equity and sector specific strategies; and
•	Alternatives currency and commodities net outflows of $6.5 billion, primarily related to active currency redemptions and outflows from iShares commodity funds.

Cash Management Net Redemptions.    Cash management net outflows of $8.7 billion were driven by net outflows from Americas institutional clients primarily in prime strategies, partially offset by inflows from Americas institutional clients into government funds.

Advisory Net Redemptions. Advisory net outflows of $4.0 billion were driven by planned portfolio liquidation disbursements.

Component Changes in AUM for the Twelve Months Ended June 30, 2013

The following table presents component changes in AUM by client type and product for the twelve months ended June 30, 2013.

(in millions)	June 30, 2012	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)(2)	Foreign exchange(3)	June 30, 2013
Retail:
Equity	$154,835	$(4,034)	$11,529	$(889)	$161,441
Fixed income	123,397	18,566	(318)	(104)	141,541
Multi-asset	86,372	5,194	7,867	(328)	99,105
Alternatives	9,404	2,890	54	(56)	12,292

Retail sub-total	374,008	22,616	19,132	(1,377)	414,379
iShares:
Equity	443,311	79,522	54,978	(543)	577,268
Fixed income	180,355	5,205	(4,478)	(139)	180,943
Multi-asset	712	353	47	(5)	1,107
Alternatives	20,530	430	(5,883)	2	15,079

iShares sub-total	644,908	85,510	44,664	(685)	774,397
Institutional:
Active:
Equity	126,589	(18,057)	21,518	(3,625)	126,425
Fixed income	507,449	(16,332)	6,672	(7,299)	490,490
Multi-asset	147,409	20,952	12,591	(642)	180,310
Alternatives	68,547	(10,935)	8,207	(1,813)	64,006

Active sub-total	849,994	(24,372)	48,988	(13,379)	861,231
Index:
Equity	917,948	29,032	180,976	(19,975)	1,107,981
Fixed income	454,875	(57,990)	5,285	(9,785)	392,385
Multi-asset	8,594	267	837	(915)	8,783
Alternatives	5,091	411	(112)	(91)	5,299

Index sub-total	1,386,508	(28,280)	186,986	(30,766)	1,514,448

Long-term	3,255,418	55,474	299,770	(46,207)	3,564,455

Cash management	239,471	12,821	737	(467)	252,562
Advisory(4)	65,045	(24,030)	(655)	(370)	39,990

Total	$3,559,934	$44,265	$299,852	$(47,044)	$3,857,007

(1)

Amounts include distributions representing return of capital and return on investment to investors. Amounts also include the effect of a single non-ETF index fixed income outflow of $74.2 billion in the third quarter 2012.

(2)	Amounts include $6.1 billion of AUM acquired from Swiss Re Private Equity Partners (the “SRPEP Transaction”) in September 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by product for the twelve months ended June 30, 2013.

(in millions)	June 30, 2012	Net subscriptions (redemptions)(1)	Market appreciation (depreciation)(2)	Foreign exchange(3)	June 30, 2013
Equity:
Active	$274,670	$(21,726)	$31,878	$(4,490)	$280,332
iShares	443,311	79,522	54,978	(543)	577,268
Fixed income:
Active	630,639	2,205	6,359	(7,395)	631,808
iShares	180,355	5,205	(4,478)	(139)	180,943
Multi-asset	243,087	26,766	21,342	(1,890)	289,305
Alternatives:
Core	63,575	(1,053)	8,356	(651)	70,227
Currency and commodities(5)	39,997	(6,151)	(6,090)	(1,307)	26,449

Sub-total	1,875,634	84,768	112,345	(16,415)	2,056,332
Non-ETF Index:
Equity	924,702	28,667	182,145	(19,999)	1,115,515
Fixed income	455,082	(57,961)	5,280	(9,793)	392,608

Sub-total Non-ETF Index	1,379,784	(29,294)	187,425	(29,792)	1,508,123

Long-term	3,255,418	55,474	299,770	(46,207)	3,564,455
Cash management	239,471	12,821	737	(467)	252,562
Advisory(4)	65,045	(24,030)	(655)	(370)	39,990

Total	$3,559,934	$44,265	$299,852	$(47,044)	$3,857,007

(1)

Amounts include distributions representing return of capital and return on investment to investors. Amounts also include the effect of a single non-ETF index fixed income outflow of $74.2 billion in the third quarter 2012.

(2)	Amounts include $6.1 billion of AUM acquired from the SRPEP Transaction in September 2012.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares.

AUM increased approximately $297.1 billion to $3.857 trillion at June 30, 2013 from $3.560 trillion at June 30, 2012, largely driven by market appreciation, net inflows of $118.5 billion (excluding the effect of a single non-ETF index fixed income outflow of $74.2 billion in the third quarter 2012) and acquired AUM related to the SRPEP Transaction. The increase in AUM was partially offset by foreign exchange losses.

Net market appreciation of $299.9 billion included $269.0 billion from equity products, primarily due to higher U.S. and global equity markets, and $21.3 billion from multi-asset products, concentrated in global allocation strategies.

The $47.0 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the pound sterling and Japanese yen.

Net Subscriptions (Redemptions). Net subscriptions of $44.3 billion included the effect of a single low-fee, non-ETF index fixed income redemption of $74.2 billion in the third quarter 2012. The net new business figures below exclude this redemption. Long-term net subscriptions of $129.7 billion reflected net subscriptions of $85.5 billion from iShares clients, $22.6 billion from retail clients and $21.6 billion from institutional clients.

Long-term Net Subscriptions (Redemptions). Net subscriptions in long-term products totaling $129.7 billion, excluding the single low-fee non-ETF index fixed income outflow discussed above, reflected the following:

Net Subscriptions

•	Equity iShares net inflows of $79.5 billion across all strategies, concentrated in U.S. equity and regional and country specific strategies;
•	Non-ETF index equity net inflows of $28.7 billion primarily in global strategies, partially offset by outflows from U.S. equity products and regional and country specific strategies;
•	Multi-asset net inflows of $26.8 billion reflecting strong demand for target-date funds, including LifePath portfolios; and
•	Non-ETF index fixed income net inflows of $16.2 billion (excluding the single low-fee non-ETF index fixed income outflow discussed above), concentrated in U.S. core strategies.

Net Redemptions

•	Active equity net outflows of $21.7 billion, concentrated in U.S., global and sector specific strategies.

Cash Management Net Subscriptions. Cash management net inflows of $12.8 billion were comprised of net inflows from Americas institutional clients primarily into government and Americas retail clients primarily into prime strategies.

Advisory Net Redemptions. Advisory net outflows of $24.0 billion were driven by planned portfolio liquidation disbursements.

Discussion of Financial Results

Operating income of $849 million increased $20 million from the three months ended June 30, 2012, reflecting record base fees and strong performance fees, substantially offset by higher expenses, primarily due to the $124 million expense related to the Charitable Contribution and higher revenue-related expenses. Non-operating income (expense), less net income (loss) attributable to NCI increased $138 million primarily due to the $39 million pre-tax gain related to the PennyMac IPO, the $80 million gain related to the Charitable Contribution and higher net positive marks on investments during the current quarter compared with the prior year quarter. Earnings per diluted common share rose $1.11, or 36%, compared with the prior year quarter due to higher net income and the benefit of share repurchases.

Operating income of $1,758 million increased $114 million from the six months ended June 30, 2012, reflecting growth in base fees and strong performance fees, partially offset by higher expenses, primarily due to the $124 million expense related to the Charitable Contribution and higher revenue-related expenses. The results for the six months ended June 30, 2013 also included $42 million of organizational alignment costs and $18 million of closed-end fund launch costs. Non-operating income (expense), less net income (loss) attributable to NCI increased $125 million due to the $39 million pre-tax gain related to the PennyMac IPO, the $80 million gain related to the Charitable Contribution and higher net positive marks on investments during the six months ended June 30, 2013 compared with the prior year period. Earnings per diluted common share rose $1.59, or 26%, compared with the prior year period due to higher net income and the benefit of share repurchases.

Additional financial information concerning the Company’s results of operations for the three and six months ended June 30, 2013 and 2012 is discussed below. For a further description of the Company’s revenues and expenses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

Revenue

Revenues increased $253 million, or 11%, from the prior year quarter and $453 million, or 10%, from the six months ended June 30, 2012, reflecting base fee growth and strong performance fees.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$432	$429	$865	$882
iShares	584	467	1,155	940
Fixed income:
Active	322	285	634	564
iShares	120	107	236	205
Multi-asset	253	236	501	479
Alternatives:
Core	136	130	272	265
Currency and commodities	25	32	55	66

Sub-total	1,872	1,686	3,718	3,401
Non-ETF Index(1):
Equity	161	156	301	279
Fixed income	61	60	118	110

Sub-total Non-ETF Index	222	216	419	389

Long-term	2,094	1,902	4,137	3,790
Cash management	83	88	169	177

Total base fees	2,177	1,990	4,306	3,967
Investment advisory performance fees:
Equity	17	3	34	22
Fixed income	9	10	10	16
Multi-asset	3	1	10	4
Alternatives	60	27	143	79

Total	89	41	197	121
BlackRock Solutions and advisory	138	131	264	254
Distribution fees	18	20	35	39
Other revenue	60	47	129	97

Total revenue	$2,482	$2,229	$4,931	$4,478

(1)	Certain prior period information has been reclassified to conform to the current period presentation.

Three Months Ended June 30, 2013 Compared with Three Months ended June 30, 2012.

Investment advisory, administration fees and securities lending revenue of $2,177 million in the second quarter 2013 increased $187 million, or 9%, from $1,990 million in the second quarter 2012 due to growth in long-term average AUM. Securities lending fees were $136 million and $157 million in the second quarter 2013 and 2012, respectively. The decrease in securities lending fees primarily was driven by lower spreads.

Investment advisory performance fees increased $48 million from the prior year quarter, primarily reflecting higher fees from alternative products.

BlackRock Solutions and advisory revenue in the second quarter 2013 totaled $138 million, including $98 million of revenue from the Aladdin® business, compared with $131 million in the prior year quarter, which included $95 million of revenue from the Aladdin business. The increase primarily reflected higher revenue from Aladdin mandates and higher one-time revenue from advisory assignments.

Other revenue increased $13 million, largely reflecting higher earnings from certain advisory company equity method investments.

Six Months Ended June 30, 2013 Compared with Six Months ended June 30, 2012.

Investment advisory, administration fees and securities lending revenue of $4,306 million for the six months ended June 30, 2013 increased $339 million from $3,967 million in the prior year period due to growth in long-term average AUM. Securities lending fees were $248 million and $268 million in the six months ended June 30, 2013 and June 30, 2012, respectively. The decrease in securities lending fees primarily was driven by lower spreads.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively, “base fees”) and mix of average AUM by asset class:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2013	2012	2013	2012	2013	2012	2013	2012
Equity:
Active	20%	22%	7%	8%	20%	22%	7%	8%
iShares	26%	23%	15%	13%	27%	24%	15%	13%
Fixed income:
Active	15%	14%	17%	18%	15%	14%	17%	18%
iShares	6%	5%	5%	5%	5%	5%	5%	5%
Multi-asset	12%	12%	7%	7%	12%	12%	7%	7%
Alternatives:
Core	6%	7%	2%	2%	6%	7%	2%	2%
Currency and commodities	1%	2%	1%	1%	1%	2%	1%	1%

Sub-total	86%	85%	54%	54%	86%	86%	54%	54%
Non-ETF Index:
Equity	7%	8%	29%	26%	7%	7%	29%	26%
Fixed income	3%	3%	10%	13%	3%	3%	10%	13%

Sub-total Non-ETF Index:	10%	11%	39%	39%	10%	10%	39%	39%

Long-term	96%	96%	93%	93%	96%	96%	93%	93%
Cash management	4%	4%	7%	7%	4%	4%	7%	7%

Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

For the quarter and six months ended June 30, 2013, non-ETF index equity and non-ETF index fixed income were only 10%, respectively, of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Investment advisory performance fees were $197 million in the six months ended June 30, 2013 compared with $121 million in the prior year period, primarily reflecting higher fees from alternative products.

BlackRock Solutions and advisory revenue in the six months ended June 30, 2013 totaled $264 million, including $197 million of revenue from the Aladdin business, compared with $254 million in the prior year period, which included $183 million of revenue from the Aladdin business. The increase primarily reflected higher revenue from Aladdin mandates, partially offset by the decline in revenues associated with the run off of assets related to advisory assignments.

Other revenue increased $32 million, largely reflecting higher earnings from certain advisory company equity method investments and higher transition management service fees.

Expenses

Expenses increased $233 million, or 17%, from the prior year quarter and $339 million, or 12%, from the six months ended June 30, 2012, primarily reflecting the $124 million related to the Charitable Contribution.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Expenses, GAAP:
Employee compensation and benefits	$864	$786	$1,769	$1,611
Distribution and servicing costs	90	93	181	188
Amortization of deferred sales commissions	12	14	24	30
Direct fund expenses	162	144	323	296
General and administration:
Marketing and promotional	106	107	195	190
Occupancy and office related	64	59	127	123
Portfolio services	48	51	98	96
Technology	40	40	78	77
Professional services	31	26	59	52
Communications	10	10	19	20
Closed-end fund launch costs	-	-	16	-
Charitable Contribution	124	-	124	-
Other general and administration	42	31	80	73

Total general and administration expenses	465	324	796	631
Amortization of intangible assets	40	39	80	78

Total expenses, GAAP	$1,633	$1,400	$3,173	$2,834

Less non-GAAP expense adjustments(1):
Employee compensation and benefits:
PNC LTIP funding obligation	9	6	17	11
Compensation expense related to appreciation (depreciation) on deferred compensation plans	-	(3)	4	2
General and administration:
Charitable Contribution	124	-	124	-

Total non-GAAP expense adjustments	133	3	145	13
Expenses, as adjusted:
Employee compensation and benefits	855	783	1,748	1,598
Distribution and servicing costs	90	93	181	188
Amortization of deferred sales commissions	12	14	24	30
Direct fund expenses	162	144	323	296
General and administration	341	324	672	631
Amortization of intangible assets	40	39	80	78

Total expenses, as adjusted	$1,500	$1,397	$3,028	$2,821

(1)	See Non-GAAP Financial Measures for further information on as adjusted items.

Three Months Ended June 30, 2013 Compared with Three Months ended June 30, 2012.

Employee compensation and benefits expense increased $78 million, or 10%, to $864 million in the current quarter from $786 million in the prior year quarter reflecting higher incentive compensation driven by higher operating income, including higher performance fees. Employees at June 30, 2013 totaled approximately 10,700 compared with approximately 9,900 at June 30, 2012.

Distribution and servicing costs totaled $90 million in the current quarter compared with $93 million in the prior year quarter. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The three months ended June 30, 2013 and 2012 included $47 million and $49 million, respectively, of costs attributable to Bank of America and affiliates.

Direct fund expenses increased $18 million, reflecting an increase in average AUM where BlackRock pays certain non-advisory expenses of certain sponsored funds.

General and administration expenses increased $141 million, largely driven by the $124 million related to the Charitable Contribution. Amounts related to the Charitable Contribution have been excluded from as adjusted results.

Six Months Ended June 30, 2013 Compared with Six Months ended June 30, 2012.

Employee compensation and benefits expense increased $158 million, or 10%, to $1,769 million in the six months ended June 30, 2013 from $1,611 million in the prior year period reflecting higher incentive compensation driven by higher operating income, including higher performance fees and higher headcount. The six months ended June 30, 2013 also reflected organizational alignment costs of $42 million.

Distribution and servicing costs totaled $181 million in the six months ended June 30, 2013 compared with $188 million in the six months ended June 30, 2012. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The six months ended June 30, 2013 and 2012 included $94 million and $97 million, respectively, of costs attributable to Bank of America and affiliates.

Direct fund expenses increased $27 million, reflecting an increase in average AUM where BlackRock pays certain non-advisory expenses of the funds.

General and administration expenses increased $165 million, largely driven by the $124 million related to the Charitable Contribution and closed-end fund launch costs of $16 million (excluding $2 million included in employee compensation and benefits expense). The financial impact related to the Charitable Contribution has been excluded from as adjusted results.

Non-operating Results

Non-operating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Non-operating income (expense), GAAP basis	$69	($40)	$110	($17)
Less: Net income (loss) attributable to NCI(1)	(23)	6	11	9

Non-operating income (expense)(2)	92	(46)	99	(26)
Gain related to the Charitable Contribution	(80)	-	(80)	-
Compensation expense related to (appreciation) depreciation on deferred compensation plans	-	3	(4)	(2)

Non-operating income (expense), as adjusted(2)	$12	($43)	$15	($28)

(1)

Amounts included losses of $23 million and gains of $11 million attributable to consolidated variable interest entities (“VIEs”) for the three months ended June 30, 2013 and 2012, respectively. Amounts included gains of $4 million and a loss of $1 million attributable to consolidated VIEs for the six months ended June 30, 2013 and 2012, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of non-operating income (expense), less net income (loss) attributable to NCI, for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net gain (loss) on investments(1)
Private equity	$4	($4)	$23	$17
Real estate	7	3	10	4
Distressed credit/mortgage funds	4	-	23	28
Hedge funds/funds of hedge funds	5	4	8	10
Other investments(2)	2	(2)	9	(3)

Sub-total	22	1	73	56
Gain related to PennyMac IPO	39	-	39	-
Gain related to the Charitable Contribution	80	-	80	-
Investments related to deferred compensation plans	-	(3)	4	2

Total net gain (loss) on investments	141	(2)	196	58
Interest and dividend income	4	8	10	17
Interest expense	(53)	(52)	(107)	(101)

Net interest expense	(49)	(44)	(97)	(84)

Total non-operating income (expense)(1)	92	(46)	99	(26)
Gain related to the Charitable Contribution	(80)	-	(80)	-
Compensation expense related to (appreciation) depreciation on deferred compensation plans	-	3	(4)	(2)

Non-operating income (expense), as adjusted(1)	$12	($43)	$15	($28)

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Three Months Ended June 30, 2013 Compared with Three Months ended June 30, 2012.

Net gains on investments of $141 million in the three months ended June 30, 2013 increased $143 million from the prior year quarter due to the $39 million gain related to the PennyMac IPO, the $80 million gain related to the Charitable Contribution and higher net positive marks.

Net interest expense increased $5 million from the three months ended June 30, 2012. For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

Six Months Ended June 30, 2013 Compared with Six Months ended June 30, 2012.

Net gains on investments of $196 million in the six months ended June 30, 2013 increased $138 million from the prior year period due to the $39 million gain related to the PennyMac IPO, the $80 million gain related to the Charitable Contribution and higher net positive marks.

Net interest expense increased $13 million from the six months ended June 30, 2012, primarily due to long-term debt issuances in May 2012, partially offset by long-term debt repayments.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	GAAP				As Adjusted
(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Income before income taxes(1)	$941	$783	$1,857	$1,618	$994	$789	$1,918	$1,629
Income tax expense	$212	$229	$496	$492	$272	$231	$559	$496
Effective tax rate	22.5%	29.3%	26.7%	30.4%	27.3%	29.3%	29.1%	30.4%

(1)	Net of net income (loss) attributable to NCI.

The three and six months ended June 30, 2013 included the approximately $57 million tax benefit recognized in connection with the Charitable Contribution, which was excluded from as adjusted results. In addition, the current period included a tax benefit of approximately $29 million, primarily due to the realization of loss carryforwards.

Balance Sheet Overview

As Adjusted Balance Sheet

The following table presents a reconciliation of the condensed consolidated statement of financial condition presented on a GAAP basis to the condensed consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements, consolidated VIEs and consolidated sponsored investment funds.

The Company presents the as adjusted balance sheet as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or noncontrolling interests that ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. Management views the as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of its total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of the clients.

In addition, the Company records on its condensed consolidated statements of financial condition the separate account collateral received under securities lending arrangements as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral.

Consolidated VIEs

At June 30, 2013, BlackRock’s consolidated VIEs included CLOs and one investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds. The Company is not readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company is not readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

	June 30, 2013
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$3,668	$—	$—	$185	$3,483
Accounts receivable	2,249	—	—	—	2,249
Investments	1,773	—	—	52	1,721
Assets of consolidated VIEs	2,285	—	2,285	—	—
Separate account assets and separate account collateral held under securities lending agreements	152,272	152,272	—	—	—
Other assets(1)	1,277	—	—	16	1,261

Sub-total	163,524	152,272	2,285	253	8,714
Goodwill and intangible assets, net	30,221	—	—	—	30,221

Total assets	$193,745	$152,272	$2,285	$253	$38,935

Liabilities
Accrued compensation and benefits	$948	$—	$—	$—	$948
Accounts payable and accrued liabilities	1,271	—	—	—	1,271
Liabilities of consolidated VIEs	2,238	—	2,238	—	—
Long-term borrowings	4,938	—	—	—	4,938
Separate account liabilities and separate account collateral liabilities under securities lending agreements	152,272	152,272	—	—	—
Deferred income tax liabilities	5,318	—	—	—	5,318
Other liabilities	935	—	—	41	894

Total liabilities	167,920	152,272	2,238	41	13,369

Equity
Total stockholders’ equity(2)	25,589	—	23	—	25,566
Noncontrolling interests	236	—	24	212	—

Total equity	25,825	—	47	212	25,566

Total liabilities and equity	$193,745	$152,272	$2,285	$253	$38,935

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes $23 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following table presents selected significant components of BlackRock’s GAAP condensed consolidated statements of financial condition at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$3,668	$4,606
Accounts receivable	2,249	2,250
Investments	1,773	1,750
Goodwill and intangible assets, net	30,221	30,312
Other assets(1)	1,277	1,183

Liabilities:
Accrued compensation and benefits	948	1,547
Accounts payable and accrued liabilities	1,271	1,055
Borrowings(2)	4,938	5,787
Deferred income tax liabilities	5,318	5,293
Other liabilities	935	858
Stockholders’ equity	25,589	25,403

(1)	Amounts include property and equipment and other assets.
(2)	Amounts include long-term borrowings at both June 30, 2013 and December 31, 2012 and $100 million of short-term borrowings at December 31, 2012.

The following discussion summarizes the significant changes in assets and liabilities. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2013 and December 31, 2012 included $185 million and $133 million, respectively, of cash held by consolidated sponsored investment funds. See Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2013.

Investments. Investments totaled $1,773 million at June 30, 2013 and $1,750 million at December 31, 2012. Investments include investments that are held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net non-operating gain (loss) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(in millions)	June 30, 2013	December 31, 2012
Total investments, GAAP	$1,773	$1,750
Investments held by consolidated sponsored investment funds(1)	(627)	(524)
Net exposure to consolidated investment funds	575	430

Total investments, as adjusted	1,721	1,656
Federal Reserve Bank stock	(92)	(89)
Carried interest	(130)	(85)
Deferred compensation investments	(67)	(62)
Hedged investments	(148)	(209)

Net “economic” investment exposure	$1,284	$1,211

(1)

At June 30, 2013 and December 31, 2012, approximately $627 million and $524 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Private equity	$304	$298
Real estate	123	122
Distressed credit/mortgage funds	194	214
Hedge funds/funds of hedge funds	170	159
Other investments(1)	493	418

Net “economic” investment exposure	$1,284	$1,211

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2013 was as follows:

(in millions)
Investments as adjusted, December 31, 2012	$1,656
Purchases/capital contributions	389
Sales/maturities	(336)
Distributions(1)	(81)
Market valuations/earnings from equity method investments	48
Carried interest capital allocations	45

Investments as adjusted, June 30, 2013	$1,721

(1)	Amount represents return of capital and return on investments.

The following table represents investments, as adjusted at June 30, 2013:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at June 30, 2013
Total investments, as adjusted(2)	$496	$302	$559	$364	$1,721

(1)

Amount includes investments held at cost or amortized cost, carried interest and equity method investments, which include investment companies, which are not accounted for under a fair value measure. Certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)

Amounts include BlackRock’s portion of cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, to the condensed consolidated financial statements contained in Part I, Item 1 of this filing, for total GAAP investments.

Goodwill and Intangible Assets. Goodwill and intangible assets at June 30, 2013 decreased $91 million from December 31, 2012 primarily due to $80 million of intangible assets amortization expense.

Other Assets. Other assets at June 30, 2013 increased $94 million from December 31, 2012, primarily related to an increase in current taxes receivable and higher earnings from certain advisory company equity method investments, partially offset by a decrease in property and equipment.

Accrued Compensation and Benefits. Accrued compensation and benefits at June 30, 2013 decreased $599 million from December 31, 2012, primarily due to 2012 incentive compensation cash payments in the first quarter 2013, partially offset by the effect of 2013 incentive compensation accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities at June 30, 2013 increased $216 million from December 31, 2012, due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund and marketing expenses.

Borrowings. Borrowings at June 30, 2013 decreased $849 million from December 31, 2012 resulting from the repayments of $750 million and $100 million of long-term and short-term borrowings, respectively.

Deferred Income Tax Liabilities. Net deferred income tax liabilities at June 30, 2013 increased $25 million, primarily as a result of the effects of temporary differences associated with stock compensation and investment income. In addition, the increase included revaluation of certain deferred income tax liabilities primarily due to the Charitable Contribution and realization of loss carryforwards.

Other Liabilities. Other liabilities at June 30, 2013 increased $77 million from December 31, 2012, primarily resulting from an increase in deferred carried interest and other operating liabilities.

Stockholders’ Equity. Total stockholders’ equity at June 30, 2013 increased $186 million from December 31, 2012, primarily resulting from $1,361 million of net income attributable to BlackRock, $231 million of stock-based compensation expense and $31 million of excess tax benefits from vested stock-based compensation. The increase in stockholders’ equity was partially offset by $715 million of share repurchases, including $500 million (1.9 million shares) in open market transactions and $215 million (0.9 million shares) of employee tax withholdings related to employee stock transactions, $595 million of cash dividend payments and $131 million of foreign currency translation adjustments.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

BlackRock consolidates certain BlackRock sponsored investment funds and CLOs, notwithstanding the fact BlackRock may only have a minority interest, if any, in these funds or CLOs. As a result, the condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2012	$4,606	$133	$—	$4,473
Cash flows from operating activities	1,330	20	140	1,170
Cash flows from investing activities	10	(22)	—	32
Cash flows from financing activities	(2,193)	54	(140)	(2,107)
Effect of exchange rate changes on cash and cash equivalents	(85)	—	—	(85)

Net change in cash and cash equivalents	(938)	52	—	(990)

Cash and cash equivalents, June 30, 2013	$3,668	$185	$—	$3,483

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

Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2013 were $32 million and primarily reflected $224 million of net proceeds from sales and maturities of investments, partially offset by $184 million of investment purchases.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2013 were $2.11 billion, primarily resulting from $715 million of share repurchases, including $500 million in open market transactions and $215 million of employee tax withholdings related to employee stock transactions, a $750 million repayment of long-term debt, $595 million of cash dividend payments and a $100 million repayment of short-term debt. Cash outflows from financing activities were partially offset by cash inflows related to $35 million of excess tax benefits from stock-based compensation.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2013 and December 31, 2012 were as follows:

(in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$3,668	$4,606
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(185)	(133)

Sub-total	3,483	4,473
Credit facility – undrawn	3,990	3,685

Total liquidity	$7,473	$8,158

(1)	The Company is not able to access such cash to use in its operating activities.

Total liquidity decreased $685 million during the six months ended June 30, 2013, primarily reflecting the $750 million repayment of long-term borrowings, cash payments of 2012 year-end incentive awards, share repurchases, including $500 million in open market transactions, and cash dividend payments, partially offset by positive operating cash flow and the increased aggregate commitment of the 2013 credit facility to $3.990 billion.

A significant portion of the Company’s $1,721 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approval. In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 1.9 million common shares in open market transactions under the share repurchase program for approximately $500 million during the six months ended June 30, 2013. At June 30, 2013, there were 8.3 million shares still authorized to be repurchased.

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

At June 30, 2013, the Company was required to maintain approximately $1,160 million compared with $1,209 million at December 31, 2012 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers, and was in compliance with all applicable regulatory minimum net capital requirements.

Short-Term Borrowings

The following describes the Company’s short-term borrowing arrangements.

2013 Revolving Credit Facility. In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2013.

The 2013 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility.

At June 30, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2013, the principal amount of long-term borrowings was $4.950 billion. See Note 11, Borrowings, in the 2012 Form 10-K for more information on borrowings outstanding at December 31, 2012. During the six months ended June 30, 2013, the Company paid approximately $102 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2013 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
July-December 2013(1)	$ -	$ 98	$ 98
2014	1,000	196	1,196
2015	750	156	906
2016	-	151	151
2017	700	151	851
2018	-	107	107
Thereafter	2,500	235	2,735

Total	$4,950	$1,094	$6,044

(1)	In May 2013, the Company fully repaid $750 million of floating rate notes at maturity.

Investment Commitments. At June 30, 2013, the Company had $219 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Indemnifications. On behalf of certain clients the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At June 30, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $101.1 billion. The Company held as agent, cash and securities totaling $106.5 billion as collateral for indemnified securities on loan at June 30, 2013. The fair value of these indemnifications was not material at June 30, 2013. The Company currently expects indemnified balances to increase over time.

While the collateral pledged by a borrower is intended to be sufficient to offset the borrower’s obligations to return securities borrowed and any other amounts owing to the lender under the relevant securities lending agreement, in the event of a borrower default, the Company can give no assurance that the collateral pledged by the borrower will be sufficient to fulfill such obligations. If the amount of such pledged collateral is not sufficient to fulfill such obligations to a client for whom the Company has provided indemnification, BlackRock would be responsible for the amount of the shortfall. These indemnifications cover only the collateral shortfall described above, and do not in any way guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which securities lending cash collateral is invested.

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

Consolidation of Variable Interest Entities.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At June 30, 2013, the Company’s VIEs primarily consisted of the following:

CLOs.    At June 30, 2013, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At June 30, 2013, the Company had $2,261 million and $2,238 million in assets and liabilities, respectively, on its condensed consolidated statements of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds.    At June 30, 2013, BlackRock was determined to be the PB of one investment fund of funds and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At June 30, 2013, the Company had recorded $3 million, $21 million and $24 million in cash and cash equivalents, investments and other assets and nonredeemable noncontrolling interests of the consolidated VIE, respectively, on its condensed consolidated statements of financial condition related to this VIE. Changes in the fair value of the assets and liabilities of this VIE have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $656 million of Level 3 investments, or 37% of total GAAP investments at June 30, 2013, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

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

Performance Fees / Carried Interest.    The Company receives investment advisory performance fees or incentive allocations from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the six months ended June 30, 2013 and 2012, performance fee revenue totaled $197 million and $121 million, respectively.

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

At June 30, 2013 and December 31, 2012, the Company had $143 million and $97 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

Recent Developments

Tax Legislation in the United Kingdom.    In July 2013, the United Kingdom enacted legislation reducing corporate income taxes. The legislation will result in a revaluation of certain deferred tax assets and liabilities, which will result in a non-cash income tax benefit in the third quarter 2013. At this time, the Company is still evaluating the impact to the condensed consolidated financial statements.

Acquisitions

MGPA. In May 2013, the Company announced that it agreed to acquire MGPA, an independently-managed private equity real estate investment advisory company in Asia-Pacific and Europe. The transaction is expected to close in the third quarter 2013, subject to customary regulatory approvals and closing conditions.

Credit Suisse ETF. In July 2013, the Company completed the acquisition of Credit Suisse’s ETF franchise. The financial impact of the transaction is not expected to be material to the condensed consolidated financial statements.

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2013 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2013, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $80 million and $68 million, respectively.

At June 30, 2013, approximately $627 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,284 million. See Management’s Discussion and Analysis- Balance Sheet Overview for further information on the Company’s investments.

The “economic” investment exposure of the portfolio is presented in either the equity market price or the interest rate/credit spread risk disclosures below:

Equity Market Price Risk. At June 30, 2013, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $756 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $75.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2013, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $528 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $13.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $124 million at June 30, 2013. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $12.4 million decline in the carrying value of such investments.

Other Market Risks. By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. At June 30, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $105 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2013. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There have been no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 through April 30, 2013	301,609	(2)	$257.49	290,000	8,894,355

May 1, 2013 through May 31, 2013	577,133	(2)	$280.57	576,000	8,318,355

June 1, 2013 through June 30, 2013	53,543	(2)	$277.28	49,600	8,268,755

Total	932,285		$272.91	915,600

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: August 8, 2013		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document