Form 10-Q
period 2013-09-30
BlackRock Inc.
filed 2013-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 167,090,120 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(in millions, except share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 3,987	$ 4,606
Accounts receivable	4,311	2,250
Investments	1,878	1,750
Assets of consolidated variable interest entities:
Cash and cash equivalents	93	297
Bank loans, other investments and other assets	2,107	2,264
Separate account assets	146,646	134,768
Separate account collateral held under securities lending agreements	21,962	23,021
Property and equipment (net of accumulated depreciation of $649 and $572 at September 30, 2013 and December 31, 2012, respectively)	523	557
Intangible assets (net of accumulated amortization of $1,019 and $899 at September 30, 2013 and December 31, 2012, respectively)	17,513	17,402
Goodwill	12,938	12,910
Other assets	759	626

Total assets	$212,717	$200,451

Liabilities
Accrued compensation and benefits	$ 1,322	$ 1,547
Accounts payable and accrued liabilities	3,322	1,055
Short-term borrowings	-	100
Liabilities of consolidated variable interest entities:
Borrowings	2,068	2,402
Other liabilities	88	103
Long-term borrowings	4,938	5,687
Separate account liabilities	146,646	134,768
Separate account collateral liabilities under securities lending agreements	21,962	23,021
Deferred income tax liabilities	5,237	5,293
Other liabilities	948	858

Total liabilities	186,531	174,834

Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	41	32
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at September 30, 2013 and December 31, 2012;
Shares issued: 171,252,185 at September 30, 2013 and December 31, 2012;
Shares outstanding: 167,277,854 and 168,875,304 at September 30, 2013 and December 31, 2012, respectively
Preferred stock (Note 16)	-	-
Additional paid-in capital	19,391	19,419
Retained earnings	7,653	6,444
Appropriated retained earnings	25	29
Accumulated other comprehensive loss	(79)	(59)
Treasury stock, common, at cost (3,974,331 and 2,376,881 shares held at September 30, 2013 and December 31, 2012, respectively)	(993)	(432)

Total BlackRock, Inc. stockholders’ equity	25,999	25,403
Nonredeemable noncontrolling interests	127	155
Nonredeemable noncontrolling interests of consolidated variable interest entities	19	27

Total permanent equity	26,145	25,585

Total liabilities, temporary equity and permanent equity	$212,717	$200,451

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(in millions, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,478	$1,319	$4,403	$3,900
Other third parties	675	705	2,056	2,091

Total investment advisory, administration fees and securities lending revenue	2,153	2,024	6,459	5,991
Investment advisory performance fees	96	103	293	224
BlackRock Solutions and advisory	156	128	420	382
Distribution fees	19	19	54	58
Other revenue	48	46	177	143

Total revenue	2,472	2,320	7,403	6,798
Expenses
Employee compensation and benefits	866	828	2,635	2,439
Distribution and servicing costs	85	94	266	282
Amortization of deferred sales commissions	14	13	38	43
Direct fund expenses	167	144	490	440
General and administration	334	327	1,130	958
Amortization of intangible assets	40	39	120	117

Total expenses	1,506	1,445	4,679	4,279

Operating income	966	875	2,724	2,519
Nonoperating income (expense)
Net gain (loss) on investments	32	75	235	143
Net gain (loss) on consolidated variable interest entities	(6)	2	(2)	1
Interest and dividend income	8	10	18	27
Interest expense	(52)	(57)	(159)	(158)

Total nonoperating income (expense)	(18)	30	92	13

Income before income taxes	948	905	2,816	2,532
Income tax expense	219	250	715	742

Net income	729	655	2,101	1,790
Less:
Net income (loss) attributable to redeemable noncontrolling interests	-	3	(1)	7
Net income (loss) attributable to nonredeemable noncontrolling interests	(1)	10	11	15

Net income attributable to BlackRock, Inc.	$730	$642	$2,091	$1,768

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.30	$3.72	$12.26	$10.02
Diluted	$4.21	$3.65	$12.02	$9.87
Cash dividends declared and paid per share	$1.68	$1.50	$5.04	$4.50
Weighted-average common shares outstanding:
Basic	169,811,633	172,359,141	170,581,930	176,116,975
Diluted	173,371,508	175,450,532	174,012,876	178,956,699

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$729	$655	$2,101	$1,790
Other comprehensive income (loss):
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	2	10	3	12
Less: reclassification adjustment included in net income(2)	1	(4)	10	(5)

Net change from available-for-sale investments, net of tax	1	14	(7)	17
Benefit plans, net of tax(3)	-	-	-	(1)
Foreign currency translation adjustments	118	54	(13)	53

Other comprehensive income (loss)	119	68	(20)	69

Comprehensive income	848	723	2,081	1,859
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	13	10	22

Comprehensive income attributable to BlackRock, Inc.	$849	$710	$2,071	$1,837

(1)

The tax benefit (expense) was not material for the three and nine months ended September 30, 2013. The tax benefit (expense) was ($7) million for the three months ended September 30, 2012 and ($8) million for the nine months ended September 30, 2012.

(2)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2013 and 2012.
(3)	The tax benefit (expense) for the nine months ended September 30, 2012 was not material.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	($59)	($432)	$25,403	$155	$27	$25,585	$32
Net income	-	2,091	-	-	-	2,091	13	(2)	2,102	(1)
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	(4)	-	-	(4)	-	4	-	-
Dividends paid	-	(882)	-	-	-	(882)	-	-	(882)	-
Stock-based compensation	339	-	-	-	1	340	-	-	340	-
Issuance of common shares related to employee stock transactions	(402)	-	-	-	422	20	-	-	20	-
Employee tax benefit withholdings related to employee stock transactions	-	-	-	-	(234)	(234)	-	-	(234)	-
Shares repurchased	-	-	-	-	(750)	(750)	-	-	(750)	-
Net tax benefit (shortfall) from stock-based compensation	35	-	-	-	-	35	-	-	35	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	(41)	124	83	104
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	(134)	(134)	(94)
Other comprehensive income (loss)	-	-	-	(20)	-	(20)	-	-	(20)	-

September 30, 2013	$19,393	$7,653	$25	($79)	($993)	$25,999	$127	$19	$26,145	$41

(1)	Amounts include $2 million of common stock at both September 30, 2013 and December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(unaudited)

	Additional Paid-in Capital (1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity (2)
December 31, 2011	$20,276	$5,046	$72	($127)	($1)	($218)	$25,048	$184	$38	$25,270	$92
Net income	-	1,768	-	-	-	-	1,768	14	1	1,783	7
Consolidation of a collateralized loan obligation (3)	-	-	(13)	-	-	-	(13)	-	-	(13)	-
Allocation of losses of consolidated collateralized loan obligations	-	-	(3)	-	-	-	(3)	-	3	-	-
Dividends paid	-	(804)	-	-	-	-	(804)	-	-	(804)	-
Stock-based compensation	344	-	-	-	-	-	344	-	-	344	-
Merrill Lynch cash capital contribution	7	-	-	-	-	-	7	-	-	7	-
Issuance of common shares related to employee stock transactions	(366)	-	-	-	-	419	53	-	-	53	-
Employee tax benefit withholdings related to employee stock transactions	-	-	-	-	-	(141)	(141)	-	-	(141)	-
Shares repurchased	(1,000)	-	-	-	-	(334)	(1,334)	-	-	(1,334)	-
Net tax benefit (shortfall) from stock-based compensation	63	-	-	-	-	-	63	-	-	63	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	-	(20)	(8)	(28)	221
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	(8)	-	(8)	(272)
Other comprehensive income (loss)	-	-	-	69	-	-	69	-	-	69	-

September 30, 2012	$19,324	$6,010	$56	($58)	($1)	($274)	$25,057	$170	$34	$25,261	$48

(1)	Amounts include $2 million and $1 million of common stock at September 30, 2012 and December 31, 2011, respectively.
(2)	Amount at September 30, 2012 includes $20 million related to variable interest entities.
(3)	Consolidated during the three months ended September 30, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$2,101	$1,790
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	215	219
Amortization of deferred sales commissions	38	43
Stock-based compensation	340	344
Deferred income tax expense (benefit)	(44)	(42)
Gain related to PennyMac initial public offering	(39)	-
Gain related to the charitable contribution	(80)	-
Charitable contribution	124	-
Net (gains) losses on nontrading investments	(46)	(32)
Purchases of investments within consolidated sponsored investment funds	(45)	(83)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	112	48
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	204	(32)
Net (gains) losses within consolidated VIEs	2	(1)
Net (purchases) proceeds within consolidated VIEs	15	233
(Earnings) losses from equity method investees	(110)	(124)
Distributions of earnings from equity method investees	39	29
Changes in operating assets and liabilities:
Accounts receivable	(2,061)	(493)
Deferred sales commissions	(42)	(31)
Investments, trading	(205)	(197)
Other assets	(97)	(173)
Accrued compensation and benefits	(225)	(199)
Accounts payable and accrued liabilities	2,264	489
Other liabilities	16	98

Cash flows from operating activities	2,476	1,886

Cash flows from investing activities
Purchases of investments	(188)	(397)
Proceeds from sales and maturities of investments	225	391
Distributions of capital from equity method investees	51	51
Net consolidations (deconsolidations) of sponsored investment funds	(63)	(208)
Acquisitions, net of cash acquired	(240)	(267)
Purchases of property and equipment	(60)	(121)

Cash flows from investing activities	(275)	(551)

Cash flows from financing activities
Repayments of short-term borrowings	(100)	-
Repayments of long-term borrowings	(750)	-
Proceeds from long-term borrowings	-	1,495
Cash dividends paid	(882)	(804)
Proceeds from stock options exercised	15	47
Proceeds from issuance of common stock	5	6
Repurchases of common stock	(984)	(1,475)
Merrill Lynch cash capital contribution	-	7
Net proceeds from (repayments of) borrowings by consolidated VIEs	(343)	(203)
Net (redemptions/distributions paid) subscriptions received from noncontrolling interests holders	187	193
Excess tax benefit from stock-based compensation	40	73

Cash flows from financing activities	(2,812)	(661)

Effect of exchange rate changes on cash and cash equivalents	(8)	43

Net increase (decrease) in cash and cash equivalents	(619)	717
Cash and cash equivalents, beginning of period	4,606	3,506

Cash and cash equivalents, end of period	$3,987	$4,223

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$125	$116
Interest on borrowings of consolidated VIEs	$82	$52
Income taxes	$746	$837
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$402	$366
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	($228)	($280)
Increase (decrease) in borrowings due to consolidation of VIEs	$-	$406

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

At September 30, 2013, The PNC Financial Services Group, Inc. (“PNC”) held 20.9% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

•

Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies that have publicly available net asset values (“NAVs”), which in accordance with GAAP, are calculated under fair value measures and the changes in fair values are equal to the earnings of such funds), ETFs, listed equities and certain exchange-traded derivatives.

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

•

Level 2 assets may include debt securities, bank loans, short-term floating-rate notes and asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds valued based on NAV (or its equivalent) where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation. Certain investments that are valued using a NAV (or its equivalent) and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3.

•

Level 3 assets may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans and bonds.

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

•	Level 3 liabilities include borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon nonbinding single-broker quotes.

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

As a practical expedient, the Company relies on NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

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

In addition, quotes obtained from brokers generally are nonbinding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

2.  Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

Separate Account Assets and Liabilities.    Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition in accordance with the ASC 944-80, Financial Services – Separate Accounts.

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

2.  Significant Accounting Policies (continued)

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements.    The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company, in the event of customer default, the right to liquidate collateral or to request additional collateral. Under the Company’s securities lending arrangements, the Company can resell or re-pledge the collateral and the borrower can resell or re-pledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or re-pledge the collateral, the Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the nine months ended September 30, 2013 and 2012, the Company had not re-sold or re-pledged any of the collateral received under these arrangements. At September 30, 2013 and December 31, 2012, the fair value of loaned securities held by separate account assets was approximately $20.2 billion and $21.0 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $22.0 billion and $23.0 billion, respectively.

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

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2013

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

Disclosures About Offsetting Assets and Liabilities.    On December 16, 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which created new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), that provides clarification about which instruments and transactions are subject to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 on January 1, 2013 was not material to the condensed consolidated financial statements.

2.  Significant Accounting Policies (continued)

Benchmark Interest Rate for Hedge Accounting.    In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). ASU 2013-10 provides for the inclusion of certain interest rate benchmarks for hedge accounting purposes. The adoption of ASU 2013-10 in the third quarter 2013 did not have a material impact on the condensed consolidated financial statements.

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

Investment Company Guidance.    In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 is effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-08 will have a material impact on the condensed consolidated financial statements.

Presentation of an Unrecognized Tax Benefit.    In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-11 will have a material impact on the condensed consolidated financial statements.

3.  Investments

A summary of the carrying value of investments is as follows:

(in millions)	September 30, 2013	December 31, 2012
Available-for-sale investments	$168	$158
Held-to-maturity investments	57	112
Trading investments:
Consolidated sponsored investment funds	381	123
Other equity and debt securities	67	94
Deferred compensation plan mutual funds	57	53

Total trading investments	505	270
Other investments:
Consolidated sponsored investment funds	314	401
Equity method investments	564	595
Deferred compensation plan hedge fund equity method investments	11	9
Cost method investments(1)	122	120
Carried interest	137	85

Total other investments	1,148	1,210

Total investments	$1,878	$1,750

(1)	Amounts primarily include Federal Reserve Bank Stock.

At September 30, 2013, the Company consolidated $695 million of investments held by consolidated sponsored investment funds (excluding variable interest entities (“VIEs”)) of which $381 million and $314 million were classified as trading investments and other investments, respectively. At December 31, 2012, the Company consolidated $524 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $123 million and $401 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
At September 30, 2013	Cost	Gains	Losses
Equity securities of sponsored investment funds	$163	$6	($4)	$165
Other securities	1	2	-	3

Total available-for-sale investments	$164	$8	($4)	$168

At December 31, 2012
Equity securities of sponsored investment funds	$142	$14	($1)	$155
Other securities	2	1	-	3

Total available-for-sale investments	$144	$15	($1)	$158

Available-for-sale investments primarily included seed investments in BlackRock sponsored investment mutual funds.

3.  Investments (continued)

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $57 million and $112 million at September 30, 2013 and December 31, 2012, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At September 30, 2013, $43 million of these investments would mature in one year or less and $14 million would mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	September 30, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$ 51	$ 57	$ 46	$ 53
Equity/Multi-asset mutual funds	190	194	154	162
Debt securities/fixed income mutual funds:
Corporate debt	126	126	44	44
Government debt	132	128	11	11

Total trading investments	$499	$505	$255	$270

At September 30, 2013, trading investments included $187 million of equity securities and $194 million of debt securities held by consolidated sponsored investment funds, $57 million of deferred compensation plan mutual fund investments and $67 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	September 30, 2013		December 31, 2012
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$303	$314	$378	$401
Equity method	480	564	541	595
Deferred compensation plan hedge fund equity method investments	9	11	15	9
Cost method investments:
Federal Reserve Bank stock	93	93	89	89
Other	17	29	31	31

Total cost method investments	110	122	120	120
Carried interest	-	137	-	85

Total other investments	$902	$1,148	$1,054	$1,210

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

Cost method investments include nonmarketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At September 30, 2013 and December 31, 2012, there were no indicators of impairment on these investments.

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

(in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$105	$133
Investments:
Trading investments	381	123
Other investments	314	401
Other assets	13	25
Other liabilities	(33)	(65)
Noncontrolling interests	(168)	(187)

BlackRock’s net interests in consolidated sponsored investment funds	$612	$430

BlackRock’s total exposure to consolidated sponsored investment funds of $612 million and $430 million at September 30, 2013 and December 31, 2012, respectively, represents the value of the Company’s economic ownership interest in these sponsored investment funds. Valuation changes associated with these consolidated investment funds are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to noncontrolling interests for the portion not attributable to BlackRock.

In addition, at September 30, 2013 and December 31, 2012, several consolidated CLOs and one investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion of these consolidated investment products.

The Company is not able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company is not able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.  Fair Value Disclosures

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

September 30, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	September 30, 2013

Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$165	$-	$1	$-	$166
Debt securities	-	2	-	-	2

Total available-for-sale	165	2	1	-	168
Held-to-maturity debt securities	-	-	-	57	57
Trading:
Deferred compensation plan mutual funds	57	-	-	-	57
Equity/Multi-asset mutual funds	194	-	-	-	194
Debt securities / fixed income mutual funds	61	193	-	-	254

Total trading	312	193	-	-	505
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	1	21	45	-	67
Private / public equity(2)	5	8	234	-	247

Total consolidated sponsored investment funds	6	29	279	-	314
Equity method:
Hedge funds / Funds of hedge funds	-	67	145	55	267
Private equity investments	-	-	98	-	98
Real estate funds	-	20	103	7	130
Fixed income mutual funds	63	-	-	-	63
Equity/Multi-asset, alternative mutual funds	6	-	-	-	6

Total equity method	69	87	346	62	564
Deferred compensation plan hedge fund equity method investments	-	11	-	-	11
Cost method investments	-	-	-	122	122
Carried interest	-	-	-	137	137

Total investments	552	322	626	378	1,878

Separate account assets	106,085	39,675	-	886	146,646
Separate account collateral held under securities lending agreements:
Equity securities	19,851	-	-	-	19,851
Debt securities	-	2,111	-	-	2,111

Total separate account collateral held under securities lending agreements	19,851	2,111	-	-	21,962
Other assets(3)	-	12	-	-	12
Assets of consolidated VIEs:
Bank loans and other assets	-	1,867	97	20	1,984
Bonds	-	64	35	-	99
Private / public equity(4)	-	7	17	-	24

Total assets of consolidated VIEs	-	1,938	149	20	2,107

Total	$126,488	$44,058	$775	$1,284	$172,605

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,068	$-	$2,068
Separate account collateral liabilities under securities lending agreements	19,851	2,111	-	-	21,962
Other liabilities(5)	19	4	33	-	56

Total	$19,870	$2,115	$2,101	$-	$24,086

(1)

Amounts are comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Level 3 amounts include $202 million and $32 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Amount includes company-owned and split-dollar life insurance policies.
(4)	Level 3 amounts include $15 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.
(5)

Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information), securities sold short within consolidated sponsored investment funds and a contingent liability related to the acquisition of Credit Suisse’s ETF franchise.

5.  Fair Value Disclosures (continued)

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value (1)	December 31, 2012

Assets:
Investments
Available-for-sale:
Equity securities (funds and CDOs)	$155	$-	$1	$-	$156
Debt securities	-	2	-	-	2

Total available-for-sale	155	2	1	-	158
Held-to-maturity debt securities	-	-	-	112	112
Trading:
Deferred compensation plan mutual funds	53	-	-	-	53
Equity/Multi-asset mutual funds	159	3	-	-	162
Debt securities / fixed income mutual funds	5	50	-	-	55

Total trading	217	53	-	-	270
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	39	73	-	115
Private / public equity(2)	10	10	266	-	286

Total consolidated sponsored investment funds	13	49	339	-	401
Equity method:
Hedge funds / Funds of hedge funds	-	61	161	39	261
Private equity investments	-	-	90	-	90
Real estate funds	-	19	88	15	122
Fixed income mutual funds	46	-	-	-	46
Equity/Multi-asset, alternative mutual funds	76	-	-	-	76

Total equity method	122	80	339	54	595
Deferred compensation plan hedge fund equity method investments	-	9	-	-	9
Cost method investments	-	-	-	120	120
Carried interest	-	-	-	85	85

Total investments	507	193	679	371	1,750

Separate account assets	95,514	38,392	2	860	134,768
Separate account collateral held under securities lending agreements:
Equity securities	21,273	-	-	-	21,273
Debt securities	-	1,748	-	-	1,748

Total separate account collateral held under securities lending agreements	21,273	1,748	-	-	23,021
Other assets(3)	-	12	-	-	12
Assets of consolidated VIEs:
Bank loans	-	2,004	106	-	2,110
Bonds	-	78	46	-	124
Private / public equity(4)	2	6	22	-	30

Total assets of consolidated VIEs	2	2,088	174	-	2,264

Total	$117,296	$42,433	$855	$1,231	$161,815

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,402	$-	$2,402
Separate account collateral liabilities under securities lending agreements	21,273	1,748	-	-	23,021
Other liabilities(5)	15	5	-	-	20

Total	$21,288	$1,753	$2,402	$-	$25,443

(1)

Amounts are comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include investment companies and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Level 3 amounts include $212 million and $54 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Amount includes company-owned and split-dollar life insurance policies.
(4)	Level 3 amounts include $20 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.
(5)	Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds.

5.  Fair Value Disclosures (continued)

Level 3 Assets.  Level 3 investments of $626 million and $679 million at September 30, 2013 and December 31, 2012, respectively, primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $34 million and $56 million at September 30, 2013 and December 31, 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets recorded within separate account assets include single-broker nonbinding quotes for fixed income securities and equity securities that have unobservable inputs due to certain corporate actions.

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

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2013

(in millions)	June 30, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2013	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	47	2	-	(2)	(2)	-	-	45	-
Private equity	249	10	-	(23)	-	-	(2)	234	7
Equity method:
Hedge funds / Funds of hedge funds	157	1	1	(1)	(13)	-	-	145	1
Private equity investments	105	4	1	(10)	(2)	-	-	98	4
Real estate funds	97	6	2	-	(2)	-	-	103	6

Total Level 3 investments	656	23	4	(36)	(19)	-	(2)	626	18

Assets of consolidated VIEs:
Bank loans	93	-	18	(8)	-	40	(46)	97
Bonds	35	1	-	(1)	-	-	-	35
Private equity	19	-	-	(2)	-	-	-	17

Total Level 3 assets of consolidated VIEs	147	1	18	(11)	-	40	(46)	149	n/a	(3)

Total Level 3 assets	$803	$24	$22	($47)	($19)	$40	($48)	$775

Liabilities:
Borrowings of consolidated VIEs	$2,145	($5)	$-	$-	($82)	$-	$-	$2,068	n/a	(3)
Other liabilities	-	-	-	-	33	-	-	33

Total Level 3 liabilities	$2,145	($5)	$-	$-	($49)	$-	$-	$2,101

n/a	– not applicable
(1)

Amounts primarily include distributions from equity method investees, repayments of borrowings of consolidated VIEs and a contingent liability related to the acquisition of Credit Suisse’s ETF franchise.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2013	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of hedge funds	73	8	12	(11)	(30)	-	(7)	45	6
Private equity	266	26	12	(62)	-	-	(8)	234	21
Equity method:
Hedge funds / Funds of hedge funds	161	10	2	(1)	(27)	-	-	145	10
Private equity investments	90	14	10	(10)	(6)	-	-	98	14
Real estate funds	88	14	5	-	(4)	-	-	103	14

Total Level 3 investments	679	72	41	(84)	(67)	-	(15)	626	65

Separate account assets	2	-	-	(2)	-	-	-	-	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	(1)	91	(48)	-	71	(122)	97
Bonds	46	-	4	(15)	-	-	-	35
Private equity	22	1	-	(6)	-	-	-	17
Fund of hedge funds	-	-	134	-	(134)	-	-	-

Total Level 3 assets of consolidated VIEs	174	-	229	(69)	(134)	71	(122)	149	n/a	(4)

Total Level 3 assets	$855	$72	$270	($155)	($201)	$71	($137)	$775

Liabilities:
Borrowings of consolidated VIEs	$2,402	($9)	$-	$-	($343)	$-	$-	$2,068	n/a	(4)
Other liabilities	-	-	-	-	33	-	-	33

Total Level 3 liabilities	$2,402	($9)	$-	$-	($310)	$-	$-	$2,101

n/a	– not applicable
(1)

Amounts primarily include distributions from equity method investees, repayments of borrowings of consolidated VIEs, elimination of investment related to a deconsolidation of a consolidated VIE, a reclassification of an investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage and a contingent liability related to the acquisition of Credit Suisse’s ETF franchise.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2012

(in millions)	June 30, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	46	8	3	(2)	-	-	-	55	8
Private equity	298	22	-	(14)	(8)	-	-	298	20
Equity method:
Hedge funds / Funds of hedge funds	187	14	-	-	(21)	-	-	180	14
Private equity investments	88	1	1	-	-	-	-	90	2
Real estate funds	101	6	6	(7)	(3)	-	-	103	4

Total Level 3 investments	721	51	10	(23)	(32)	-	-	727	48

Separate account assets	7	(4)	6	(7)	-	34	-	36	n/a	(3)
Assets of consolidated VIEs:
Bank loans	85	2	7	(24)	7	36	(24)	89
Bonds	44	1	-	-	-	-	-	45
Private equity	25	2	2	(3)	-	-	-	26

Total Level 3 assets of consolidated VIEs	154	5	9	(27)	7	36	(24)	160	n/a	(4)

Total Level 3 assets	$882	$52	$25	($57)	($25)	$70	($24)	$923

Liabilities:
Borrowings of consolidated VIEs	$1,439	($27)	$-	$-	$377	$-	$-	$1,843	n/a	(4)

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2012

(in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2012	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	22	4	30	(2)	(2)	3	-	55	4
Private equity	313	43	2	(46)	(8)	-	(6)	298	38
Equity method:
Hedge funds / Funds of hedge funds	193	33	-	-	(46)	-	-	180	33
Private equity investments	85	7	4	-	(6)	-	-	90	8
Real estate funds	88	8	19	(7)	(5)	-	-	103	6

Total Level 3 investments	702	95	55	(55)	(67)	3	(6)	727	89

Separate account assets	10	(5)	10	(18)	-	48	(9)	36	n/a	(3)
Assets of consolidated VIEs:
Bank loans	83	2	25	(31)	7	89	(86)	89
Bonds	40	3	2	-	-	-	-	45
Private equity	27	4	2	(7)	-	-	-	26

Total Level 3 assets of consolidated VIEs	150	9	29	(38)	7	89	(86)	160	n/a	(4)

Total Level 3 assets	$862	$99	$94	($111)	($60)	$140	($101)	$923

Liabilities:
Borrowings of consolidated VIEs	$1,574	($66)	$-	$-	$203	$-	$-	$1,843	n/a	(4)

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, and loans and borrowings related to the consolidation of one additional CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs are allocated to noncontrolling interests to reflect net income (loss) not attributable to the Company.

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

Separate Account Assets.    During the three and nine months ended September 30, 2012, there were $34 million and $48 million, respectively, of transfers of equity securities into Level 3 from Level 1, primarily due to market inputs no longer being considered observable.

Assets of Consolidated VIEs.    During the three and nine months ended September 30, 2013, there were $46 million and $122 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and nine months ended September 30, 2013, there were $40 million and $71 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

During the three and nine months ended September 30, 2012, there were $24 million and $86 million, respectively, of transfers out of Level 3 into Level 2 related to bank loans. In addition, during the three and nine months ended September 30, 2012, there were $36 million and $89 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of Levels 2 and 3 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Consolidated Sponsored Investment Funds.    During the nine months ended September 30, 2013, there were $12 million of transfers out of Level 1 to Level 2 related to consolidated private equity funds. This transfer was due to a direct investment in a public company valued at a discount due to restrictions on sale.

Other Significant Settlements.    During the three and nine months ended September 30, 2013, there were $17 million and $37 million, respectively, of distributions from equity method investees categorized in Level 3.

During the nine months ended September 30, 2013, other settlements included $134 million related to a deconsolidation of a consolidated fund of hedge funds, which was previously classified as a VIE. This fund was deconsolidated during the second quarter 2013 due to the granting of additional substantive rights to unaffiliated investors of the fund.

In addition, during the nine months ended September 30, 2013, there was a $28 million reclassification of a Level 3 investment from a consolidated sponsored investment fund to an equity method investment due to a change in BlackRock’s ownership percentage.

During the three and nine months ended September 30, 2012, there were $24 million and $57 million, respectively, of distributions from equity method investees categorized in Level 3.

5.  Fair Value Disclosures (continued)

In addition, during the three and nine months ended September 30, 2012, other settlements included $406 million of borrowings related to the consolidation of one additional CLO.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2013 and December 31, 2012, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$3,987	$3,987	$4,606	$4,606	Level 1	(1)
Accounts receivable	4,311	4,311	2,250	2,250	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	93	93	297	297	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	3,322	3,322	1,055	1,055	Level 1	(2)
Short-term borrowings	-	-	100	100	Level 1	(2)
Long-term borrowings	4,938	5,310	5,687	6,275	Level 2	(3)

(1)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. At September 30, 2013 and December 31, 2012, approximately $76 million and $98 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund. At September 30, 2013 and December 31, 2012, approximately $105 million and $133 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds.

(2)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities and short-term borrowings approximate fair value due to their short-term nature.

(3)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2013 and December 2012, respectively. See Note 11, Borrowings, for further information on the September 30, 2013 fair value of the Company’s long-term borrowings.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment company, the Company relies on NAV as the fair value. The following tables list information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a NAV per share (or equivalent).

September 30, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$202	$25	n/r	n/r

Other funds of hedge funds	(b	)	57	-	Monthly (26%), Quarterly (2%), n/r (72%)	2 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	212	92	Monthly (2%), Quarterly (32%) n/r (66%)	15 – 90 days

Private equity funds	(d	)	98	57	n/r	n/r

Real estate funds	(e	)	123	11	Quarterly (16%) n/r (84%)	60 days

Deferred compensation plan hedge fund investments	(f	)	11	-	Monthly (27%), Quarterly (73%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(g	)	15	1	n/r	n/r

Total			$718	$186

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

December 31, 2012

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$212	$32	n/r	n/r

Other funds of hedge funds	(b	)	98	-	Monthly (22%) Quarterly (11%) n/r (67%)	1 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	222	42	Monthly (2%) Quarterly (28%) n/r (70%)	15 – 90 days

Private equity funds	(d	)	90	135	n/r	n/r

Real estate funds	(e	)	107	15	Quarterly (18%) n/r (82%)	60 days

Deferred compensation plan hedge fund investments	(f	)	9	-	Monthly (33%) Quarterly (67%)	60 – 90 days
Consolidated VIE:
Private equity funds	(g	)	20	1	n/r	n/r
Trading:
Equity	(h	)	3	-	Daily (100%)	None

Total			$761	$225

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which in accordance with GAAP account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven years at both September 30, 2013 and December 31, 2012. The total remaining unfunded commitments to other third-party funds were $25 million and $32 million at September 30, 2013 and December 31, 2012, respectively. The Company was contractually obligated to fund $30 million at both September 30, 2013 and December 31, 2012 to the consolidated funds.

(b)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds can be redeemed as long as there are no restrictions in place. At September 30, 2013 and December 31, 2012, the underlying funds that are currently restricted from redemptions within one year will be redeemable in approximately 12 to 24 months. This category also includes a consolidated offshore feeder fund that invests in a master fund with multiple alternative investment strategies. The fair value of this investment has been estimated using the NAV of the master offshore fund held by the feeder fund. The investment is currently subject to restrictions in place by the underlying master fund.

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share (continued)

(c)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately four and five years at September 30, 2013 and December 31, 2012, respectively.

(d)	This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both September 30, 2013 and December 31, 2012.

(e)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at September 30, 2013 and eight years at December 31, 2012.

(f)	This category includes investments in certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in these funds will be redeemed upon settlement of certain deferred compensation liabilities.

(g)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately two years at September 30, 2013 and three years at December 31, 2012. Total remaining unfunded commitments to other third-party funds were $1 million at both September 30, 2013 and December 31, 2012, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

(h)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

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

5.  Fair Value Disclosures (continued)

The following table summarizes information related to those assets and liabilities selected for fair value accounting at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
CLO Bank Loans:
Aggregate principal amounts outstanding	$1,976	$2,124
Fair value	1,964	2,110

Aggregate unpaid principal balance in excess of (less than) fair value	$12	$14

Unpaid principal balance of loans more than 90 days past due	$12	$4
Aggregate fair value of loans more than 90 days past due	7	-

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$5	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$2,201	$2,535
Fair value	$2,068	$2,402

At September 30, 2013, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2025.

During the three months ended September 30, 2013 and 2012, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $25 million and a $45 million gain, respectively, which were offset by a $28 million and a $44 million loss, respectively, from the change in fair value of the CLO borrowings.

During the nine months ended September 30, 2013 and 2012, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $104 million and a $123 million gain, respectively, which were offset by a $92 million and a $118 million loss, respectively, from the change in fair value of the CLO borrowings.

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

Consolidated VIEs. Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de facto third-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At September 30, 2013 and December 31, 2012, the following balances related to VIEs were consolidated on the condensed consolidated statements of financial condition:

(in millions)	September 30, 2013	December 31, 2012
Assets of consolidated VIEs:
Cash and cash equivalents	$93	$297
Bank loans	1,964	2,110
Bonds	99	124
Other investments and other assets	44	30

Total bank loans, bonds, other investments and other assets	2,107	2,264
Liabilities of consolidated VIEs:
Borrowings	(2,068)	(2,402)
Other liabilities	(88)	(103)
Appropriated retained earnings	(25)	(29)
Noncontrolling interests of consolidated VIEs	(19)	(27)

Total BlackRock net interests in consolidated VIEs	$-	$-

For the three months ended September 30, 2013 and 2012, the Company recorded a nonoperating loss of $6 million and a nonoperating gain of $2 million, respectively, offset by a $6 million net loss attributable to nonredeemable noncontrolling interests and a $2 million net gain attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

6.  Variable Interest Entities (continued)

For the nine months ended September 30, 2013 and 2012, the Company recorded a nonoperating loss of $2 million and a nonoperating gain of $1 million, respectively, offset by a $2 million net loss attributable to nonredeemable noncontrolling interests and a $1 million net gain attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

At September 30, 2013 and December 31, 2012, the weighted-average maturities of the bank loans and bonds attributable to consolidated VIEs were approximately 4.7 and 4.5 years, respectively.

Non-Consolidated VIEs.    At September 30, 2013 and December 31, 2012, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At September 30, 2013	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss (1)
CDOs/CLOs	$1	$1	($4)	$19
Other sponsored investment funds:
Collective trusts	-	166	-	166
Other	18	130	(5)	148

Total	$19	$297	($9)	$333

At December 31, 2012
CDOs/CLOs	$1	$1	($5)	$19
Other sponsored investment funds:
Collective trusts	-	248	-	248
Other	17	61	(3)	77

Total	$18	$310	($8)	$344

(1)

At both September 30, 2013 and December 31, 2012, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	September 30, 2013	December 31, 2012
Assets at fair value	$3	$4
Liabilities(1)	5	5

Net assets	($2)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

6.  Variable Interest Entities (continued)

Other sponsored investments funds. Net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.6 trillion to $1.7 trillion at September 30, 2013 and $1.5 trillion to $1.6 trillion at December 31, 2012. Net assets included $1.4 trillion of collective trusts at September 30, 2013 and $1.3 trillion of collective trusts at December 31, 2012. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2013, the Company had outstanding total return swaps and outstanding interest rate swaps with an aggregate notional value of approximately $113 million and $68 million, respectively. At December 31, 2012, the Company had outstanding total return swaps with an aggregate notional value of approximately $206 million.

The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At September 30, 2013 and December 31, 2012, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $680 million and $79 million, respectively.

The Company entered into a credit default swap, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement.

The fair values of the outstanding total return swaps, interest rate swaps, forward foreign currency exchange contracts and the credit default swap were not material to the condensed consolidated statements of financial condition at September 30, 2013 and December 31, 2012.

Gains (losses) on the total return swaps, interest rate swaps, forward foreign currency exchange contracts and the credit default swap were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at September 30, 2013 and December 31, 2012 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2013 and 2012.

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap to hedge future cash flows on the Company’s floating rate notes due in 2013.

7.  Derivatives and Hedging (continued)

Interest on this swap was at a fixed rate of 1.03%, payable semi-annually on May 24 and November 24 of each year. During the second quarter 2013, the interest rate swap matured and the floating rate notes were fully repaid. Gains (losses) on the interest rate swap were not material to the condensed consolidated statements of income for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

8.  Goodwill

Goodwill activity during the nine months ended September 30, 2013 was as follows:

(in millions)
December 31, 2012	$12,910
Acquisition (1)	44
Goodwill adjustment related to Quellos and other (2)	(16)

September 30, 2013	$12,938

(1)	Amount represents goodwill from the Company’s acquisition of Credit Suisse’s ETF franchise on July 1, 2013 for approximately $273 million (the “Credit Suisse ETF Transaction”).

(2)

The decrease in goodwill during the nine months ended September 30, 2013 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $301 million and $324 million at September 30, 2013 and December 31, 2012, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2012	$16,760	$642	$17,402
Acquisition(1)	231	-	231
Amortization expense	-	(120)	(120)

September 30, 2013	$16,991	$522	$17,513

(1)	Amount represents indefinite-lived management contracts acquired in the Credit Suisse ETF Transaction.

10.   Other Assets

At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PNMAC”), which is accounted for as an equity method investment and is included in other assets on the condensed consolidated statements of financial condition. On May 8, 2013, PennyMac became the sole managing member of PNMAC in connection with an initial public offering of PennyMac (the “PennyMac IPO”). As a result of the PennyMac IPO, BlackRock recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment.

10.   Other Assets (continued)

Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expenses on the condensed consolidated statements of income. In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $57 million.

The carrying value and fair value of the Company’s remaining interest (approximately 20% or 16 million units) in PennyMac was approximately $120 million and $292 million, respectively, at September 30, 2013. The fair value of the Company’s interest in PennyMac reflected the PennyMac stock price at September 30, 2013.

11.  Borrowings

Short-Term Borrowings

2013 Revolving Credit Facility.     In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2013. At September 30, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility. At September 30, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of September 2013 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

3.50% Notes due 2014	$1,000	$-	$1,000	$1,036
1.375% Notes due 2015	750	-	750	762
6.25% Notes due 2017	700	(2)	698	818
5.00% Notes due 2019	1,000	(2)	998	1,147
4.25% Notes due 2021	750	(4)	746	798
3.375% Notes due 2022	750	(4)	746	749

Total Long-term Borrowings	$4,950	($12)	$4,938	$5,310

In May 2013, the Company repaid $750 million of two-year floating rate notes at maturity.

Long-term borrowings at December 31, 2012 had a carrying value of $5.687 billion and a fair value of $6.275 billion determined using market prices at the end of December 2012.

See Note 11, Borrowings, in the 2012 Form 10-K for more information.

12.  Commitments and Contingencies

Investment Commitments.    At September 30, 2013, the Company had $216 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and the counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payment related to Credit Suisse ETF Transaction.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven year period, subsequent to the acquisition date. The fair value of the contingent payments at September 30, 2013 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

12.  Commitments and Contingencies (continued)

Contingencies (continued)

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $115 billion. The Company held as agent, cash and securities totaling $121 billion as collateral for indemnified securities on loan at September 30, 2013. The fair value of these indemnifications was not material at September 30, 2013.

13.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2013 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2012	5,620,835	$197.90
Granted	1,645,277	$234.69
Converted	(2,502,869)	$204.46
Forfeited	(70,491)	$204.41

September 30, 2013(1)	4,692,752	$207.20

(1)	At September 30, 2013, approximately 4.4 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.

In January 2013, the Company granted 1,172,381 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 370,812 RSUs to employees that cliff vest 100% on January 31, 2016.

The intrinsic value of outstanding RSUs was $1.3 billion reflecting a closing stock price of $270.62 at September 30, 2013.

At September 30, 2013, total unrecognized stock-based compensation expense related to unvested RSUs was $348 million. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 0.9 years.

13.    Stock-Based Compensation (continued)

Market Performance-based RSUs.

Market performance-based RSU activity for the nine months ended September 30, 2013 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2012	575,532	$115.03
Granted	556,581	$126.76

September 30, 2013 (1)	1,132,113	$120.80

(1)	At September 30, 2013, approximately 1.1 million awards are expected to vest and no awards have vested and have been converted.

The 556,581 market performance-based RSUs that the Company granted in January 2013 will be funded primarily by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

At September 30, 2013, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $96 million. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.8 years.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of December 31, 2012, 2.5 million shares had been surrendered by PNC. In January 2013, 0.2 million additional shares were surrendered.

At September 30, 2013, the remaining shares committed by PNC of 1.3 million were available to fund future long-term incentive awards.

Stock Options.    Stock option activity for the nine months ended September 30, 2013 is summarized below:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2012	1,099,909	$167.76
Exercised	(85,090)	$167.76

September 30, 2013	1,014,819	$167.76

All options were vested at both September 30, 2013 and December 31, 2012. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 was $8.3 million.

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

Capital Requirements.    At September 30, 2013, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

15.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for the three and nine months ended September 30, 2013:

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total (1)
June 30, 2013	$8	($4)	($202)	($198)
Other comprehensive income (loss) before reclassifications(2)	2	-	118	120
Amount reclassified from AOCI(3)	(1)	-	-	(1)

Net other comprehensive income (loss) for the three months ended September 30, 2013	1	-	118	119

September 30, 2013	$9	($4)	($84)	($79)

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total (1)
December 31, 2012	$16	($4)	($71)	($59)
Other comprehensive income (loss) before reclassifications(2)	3	-	(13)	(10)
Amount reclassified from AOCI(3)	(10)	-	-	(10)

Net other comprehensive income (loss) for the nine months ended September 30, 2013	(7)	-	(13)	(20)

September 30, 2013	$9	($4)	($84)	($79)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2013.
(3)

The tax benefit (expense) was not material for the three and nine months ended September 30, 2013. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

16.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2013	December 31, 2012
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,311,887	1,517,237
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

Share Repurchase Approval.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 2.9 million common shares in open market-transactions under the share repurchase program for approximately $750 million during the nine months ended September 30, 2013. At September 30, 2013, there were 7.3 million shares still authorized to be repurchased.

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

Due to the similarities in terms between BlackRock nonvoting participating preferred stock and the Company’s common stock, the Company considers its participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding.

17.  Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2013 under the treasury stock method:

( in millions, except share data)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income attributable to BlackRock	$730	$2,091

Basic weighted-average shares outstanding	169,811,633	170,581,930
Dilutive effect of nonparticipating RSUs and stock options	3,559,875	3,430,946

Total diluted weighted-average shares outstanding	173,371,508	174,012,876

Basic earnings per share	$4.30	$12.26
Diluted earnings per share	$4.21	$12.02

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2012 under the two-class method:

(in millions, except share data)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net income attributable to BlackRock	$642	$1,768
Less:
Dividends distributed to common shares	259	803
Dividends distributed to participating RSUs	-	1

Undistributed net income attributable to BlackRock	383	964
Percentage of undistributed net income allocated to common shares(1)	99.9%	99.9%
Undistributed net income allocated to common shares	382	963
Plus:
Common share dividends	259	803

Net income attributable to common shares	$641	$1,766

Basic weighted-average shares outstanding	172,359,141	176,116,975
Dilutive effect of nonparticipating RSUs and stock options	3,091,391	2,839,724

Total diluted weighted-average shares outstanding	175,450,532	178,956,699

Basic earnings per share	$3.72	$10.02
Diluted earnings per share	$3.65	$9.87

(1)

Allocation to common stockholders was based on the total of common shares and participating securities (which represent unvested RSUs that contain nonforfeitable rights to dividends). For the three months and nine months ended September 30, 2012, average outstanding participating securities were 0.2 million.

18.  Income Taxes

The three and nine months ended September 30, 2013 included a $64 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, the nine months ended September 30, 2013 included the approximately $57 million tax benefit recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards. See Note 10, Other Assets, for more information on the $57 million tax benefit.

The three and nine months ended September 30, 2012 included a $30 million net noncash benefit related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom, domestic state and local income tax changes, and the tax effect resulting from changes in the Company’s organizational structure.

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Equity	$1,170	$1,073	$3,525	$3,196
Fixed income	490	491	1,488	1,386
Multi-asset	266	241	777	724
Alternatives	248	232	718	642
Cash management	75	90	244	267

Total investment advisory, administration fees, securities lending revenue and performance fees	2,249	2,127	6,752	6,215
BlackRock Solutions and advisory	156	128	420	382
Distribution fees	19	19	54	58
Other revenue	48	46	177	143

Total revenue	$2,472	$2,320	$7,403	$6,798

19.  Segment Information (continued)

The following table illustrates total revenue for the three and nine months ended September 30, 2013 and 2012, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2013	2012	2013	2012
Americas	$1,632	$1,578	$4,967	$4,676
Europe	726	629	2,060	1,795
Asia-Pacific	114	113	376	327

Total revenue	$2,472	$2,320	$7,403	$6,798

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2013 and December 31, 2012 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30, 2013	December 31, 2012
Long-lived Assets
Americas	$13,197	$13,238
Europe	207	166
Asia-Pacific	57	63

Total long-lived assets	$13,461	$13,467

Americas primarily is comprised of the United States, Canada, Brazil and Mexico, while Europe is primarily comprised of the United Kingdom. Asia-Pacific is comprised of Japan, Australia, Singapore, Hong Kong, Taiwan, Korea, India, Malaysia and China.

20.  Subsequent Events

Acquisitions

MGPA. In October 2013, the Company completed the acquisition of MGPA, an independently managed private equity real estate investment advisory company primarily in Asia and Europe.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere, in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm. BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. At September 30, 2013, the Company managed $4.096 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equity, fixed income, multi-asset, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. BlackRock also provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail and high net worth (“HNW”) investors. iShares AUM totaled $856.9 billion at September 30, 2013. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, and managed futures funds. These products are sold to both U.S. and non-U.S. HNW, retail and institutional investors in a wide variety of active and passive strategies covering equity, fixed income and alternative assets.

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

At September 30, 2013, PNC held 20.9% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Executive Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
GAAP basis:
Total revenue	$2,472	$2,320	$7,403	$6,798
Total expenses	1,506	1,445	4,679	4,279

Operating income	$966	$875	$2,724	$2,519
Operating margin	39.1%	37.7%	36.8%	37.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(17)	17	82	(9)
Income tax expense	(219)	(250)	(715)	(742)

Net income attributable to BlackRock	$730	$642	$2,091	$1,768

Diluted earnings per common share	$4.21	$3.65	$12.02	$9.87
Effective tax rate	23.1%	28.1%	25.5%	29.6%

As adjusted(2):
Total revenue	$2,472	$2,320	$7,403	$6,798
Total expenses	1,494	1,444	4,522	4,265

Operating income	$978	$876	$2,881	$2,533
Operating margin	41.2%	40.7%	40.8%	39.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(21)	13	(6)	(15)
Income tax expense	(285)	(279)	(844)	(775)

Net income attributable to BlackRock	$672	$610	$2,031	$1,743

Diluted earnings per common share	$3.88	$3.47	$11.67	$9.73
Effective tax rate	29.9%	31.4%	29.4%	30.8%

Other:
Assets under management (end of period)	$4,096,356	$3,673,274	$4,096,356	$3,673,274
Diluted weighted-average common shares outstanding(3)	173.4	175.5	174.0	179.0
Shares outstanding (end of period)	169.4	172.0	169.4	172.0
Book value per share(4)	$153.32	$145.32	$153.32	$145.32
Cash dividends declared and paid per share	$1.68	$1.50	$5.04	$4.50

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred stock outstanding at September 30, 2013 and 2012, respectively.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

GAAP. Operating income of $966 million increased $91 million from the three months ended September 30, 2012 driven by higher base fees, and higher BlackRock Solutions and advisory revenue. The third quarter 2012 included closed-end fund launch costs of $25 million. Nonoperating income (expense), less net income (loss) attributable to NCI decreased $34 million primarily due to lower net positive marks on investments during the current quarter compared with the prior year quarter. Income tax expense included a $64 million net noncash benefit for the third quarter 2013 and a $30 million net noncash benefit for the third quarter 2012. The net noncash benefits for both periods primarily related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom and domestic state and local income tax changes. Earnings per diluted common share rose $0.56, or 15%, compared with the quarter ended September 30, 2012 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $978 million and operating margin of 41.2% increased $102 million and 50 bps, respectively, from the third quarter 2012. Nonoperating income (expense) decreased $34 million primarily due to the items explained above. Income tax expense on an as adjusted basis for the current quarter and prior year quarter excluded the $64 million and $30 million noncash benefits, respectively. Earnings per diluted common share rose $0.41, or 12%, from the prior year quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

GAAP. Operating income of $2,724 million increased $205 million from the nine months ended September 30, 2012. In the second quarter 2013, as a result of an initial public offering of PennyMac Financial Services, Inc. (the “PennyMac IPO”), the Company recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment. Subsequent to the PennyMac IPO, the Company made a charitable contribution of 6.1 million units of its equity method investment with a fair value of $124 million to a new donor advised fund (the “Charitable Contribution”). In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. For further information, see Note 10, Other Assets, to the condensed consolidated financial statements.

Operating income reflects growth in base fees and strong performance fees, partially offset by higher expenses, primarily due to the $124 million expense related to the Charitable Contribution and higher revenue-related expenses. The results for the nine months ended September 30, 2013 also included $43 million of organizational alignment costs. Nonoperating income (expense), less net income (loss) attributable to NCI increased $91 million due to the $39 million pre-tax gain related to the PennyMac IPO and the $80 million gain related to the Charitable Contribution, partially offset by lower net positive marks on investments during the nine months ended September 30, 2013 compared with the prior year period. Income tax expense included the $64 million net noncash benefit for the nine months ended September 30, 2013 and the $30 million net noncash benefit for the nine months ended September 30, 2012 described above. In addition, the nine months ended September 30, 2013 included an approximately $57 million tax benefit recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards. Earnings per diluted common share rose $2.15, or 22%, compared with the prior year period due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $2,881 million and operating margin of 40.8% increased $348 million and 130 bps, respectively, from the nine months ended September 30, 2012. The current period results included the previously mentioned organizational alignment costs of $43 million and the $39 million pre-tax gain related to the PennyMac IPO. Income tax expense on an as adjusted basis excluded the $64 million net noncash benefit for the nine months ended September 30, 2013 and the $30 million net noncash benefit for the nine months ended September 30, 2012 described above. Earnings per diluted common share rose $1.94, or 20%, from the nine months ended September 30, 2012. The financial impact related to the Charitable Contribution has been excluded from as adjusted results for the nine months ended September 30, 2013.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expenses, nonoperating results and income tax expense, see Discussion of Financial Results herein.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(a) Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems nonrecurring or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

(a) (continued)

Operating income, as adjusted, and operating margin, as adjusted
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Operating income, GAAP basis	$966	$875	$2,724	$2,519
Non-GAAP expense adjustments:
PNC LTIP funding obligation	8	5	25	16
Charitable Contribution	-	-	124	-
U.K. lease exit costs	-	(8)	-	(8)
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	4	8	6

Operating income, as adjusted	978	876	2,881	2,533
Closed-end fund launch costs	-	22	16	22
Closed-end fund launch commissions	-	3	2	3

Operating income used for operating margin measurement	$978	$901	$2,899	$2,558

Revenue, GAAP basis	$2,472	$2,320	$7,403	$6,798
Non-GAAP adjustments:
Distribution and servicing costs	(85)	(94)	(266)	(282)
Amortization of deferred sales commissions	(14)	(13)	(38)	(43)

Revenue used for operating margin measurement	$2,373	$2,213	$7,099	$6,473

Operating margin, GAAP basis	39.1%	37.7%	36.8%	37.1%

Operating margin, as adjusted	41.2%	40.7%	40.8%	39.5%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. In the third quarter 2012, non-GAAP adjustments included U.K. lease exit costs incurred in the third quarter 2012 that represent an adjustment related to the costs initially recorded in the third quarter 2011 related to costs to exit two locations in London. During the nine months ended September 30, 2013, the $124 million expense related to the Charitable Contribution has been excluded from operating income, as adjusted, due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment is reported in nonoperating income (expense). The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

Management believes operating income exclusive of these items is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

(a) (continued)

•

Operating margin, as adjusted allows the Company to compare performance from period to period by adjusting for items that may not recur, recur infrequently or may have an economic offset in nonoperating income (expense). The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

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

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes the exclusion of such costs is useful because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue the Company earns. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenues.

(b) Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests, as adjusted, is presented below. The compensation expense offset is recorded in operating income. This compensation expense has been included in nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in nonoperating income (expense), GAAP basis.

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of information among reporting periods and is an effective measure for reviewing BlackRock’s nonoperating contribution to results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, substantially offsets the gain (loss) on the investments set aside for these plans, management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results that impact book value. During the nine months ended September 30, 2013, the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted due to its nonrecurring nature and because the more than offsetting associated Charitable Contribution expense of $124 million is reported in operating income.

(b) (continued)

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Nonoperating income (expense), GAAP basis	($18)	$30	$92	$13
Less: Net income (loss) attributable to NCI	(1)	13	10	22

Nonoperating income (expense), net of NCI	(17)	17	82	(9)
Gain related to the Charitable Contribution	-	-	(80)	-
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	(4)	(8)	(6)

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	($21)	$13	($6)	($15)

(c) Net income attributable to BlackRock, as adjusted:

Management believes net income attributable to BlackRock, as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, as adjusted, equals net income attributable to BlackRock, GAAP basis, adjusted for significant nonrecurring items, charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation, Charitable Contribution and the U.K. lease exit costs.

The nine months ended September 30, 2013 included a tax benefit of approximately $57 million recognized in connection with the Charitable Contribution. The tax benefit has been excluded from net income attributable to BlackRock, as adjusted, due to the nonrecurring nature of the Charitable Contribution. The three and nine months ended September 30, 2013 and 2012 reflected adjustments related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom and domestic state and local income tax changes. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, as adjusted, as these items will not have a cash flow impact and to ensure comparability among periods presented.

(c) (continued)

Net income attributable to BlackRock, Inc., as adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2013	2012	2013	2012
Net income attributable to BlackRock, Inc., GAAP basis	$730	$642	$2,091	$1,768
Non-GAAP adjustments, net of tax:(d)
PNC LTIP funding obligation	6	3	17	10
Amount related to the Charitable Contribution	-	-	(13)	-
U.K. lease exit costs	-	(5)	-	(5)
Income tax changes	(64)	(30)	(64)	(30)

Net income attributable to BlackRock, Inc., as adjusted	$672	$610	$2,031	$1,743

Allocation of net income, as adjusted, to common shares(e)	$672	$609	$2,031	$1,741
Diluted weighted-average common shares outstanding(f)	173.4	175.5	174.0	179.0
Diluted earnings per common share, GAAP basis(f)	$4.21	$3.65	$12.02	$9.87
Diluted earnings per common share, as adjusted(f)	$3.88	$3.47	$11.67	$9.73

(d) For each period presented, the non-GAAP adjustments, including the PNC LTIP funding obligation and U.K. lease exit costs, were tax effected at the respective blended rates applicable to the adjustments. The nine months ended September 30, 2013 also included a tax benefit of approximately $57 million related to the Charitable Contribution.

(e) For the three and nine months ended September 30, 2012, amounts exclude net income attributable to participating securities.

(f) Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Subscriptions (Redemptions) by Client Type

	AUM			Net Subscriptions (Redemptions)(1)
(in millions)	September 30, 2013	June 30, 2013	September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
Retail	$438,449	$414,379	$397,954	$8,344	$22,213	$26,322
iShares	856,909	774,397	705,765	20,249	44,882	80,596
Institutional:
Active	890,070	861,231	880,726	53	(8,929)	(16,984)
Index	1,612,337	1,514,448	1,393,928	(3,361)	18,472	33,687

Total institutional	2,502,407	2,375,679	2,274,654	(3,308)	9,543	16,703

Total long-term	3,797,765	3,564,455	3,378,373	25,285	76,638	123,621

Cash management	260,077	252,562	248,331	4,469	(4,195)	10,221
Advisory(2)	38,514	39,990	46,570	(2,033)	(6,036)	(6,681)

Total	$4,096,356	$3,857,007	$3,673,274	$27,721	$66,407	$127,161

AUM and Net Subscriptions (Redemptions) by Product Type

	AUM			Net Subscriptions (Redemptions)(1)
(in millions)	September 30, 2013	June 30, 2013	September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
Equity	$2,148,712	$1,973,115	$1,773,530	$11,256	$44,581	$75,773
Fixed income	1,237,559	1,205,359	1,233,811	7,491	10,011	22,411
Multi-asset	308,117	289,305	257,607	4,863	24,943	29,029
Alternatives
Core	72,758	70,227	68,931	1,388	3,305	2,335
Currency and commodities(3)	30,619	26,449	44,494	287	(6,202)	(5,927)

Subtotal	103,377	96,676	113,425	1,675	(2,897)	(3,592)

Total long-term	3,797,765	3,564,455	3,378,373	25,285	76,638	123,621

Cash management	260,077	252,562	248,331	4,469	(4,195)	10,221
Advisory(2)	38,514	39,990	46,570	(2,033)	(6,036)	(6,681)

Total	$4,096,356	$3,857,007	$3,673,274	$27,721	$66,407	$127,161

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Advisory AUM represents long-term portfolio liquidation assignments.
(3)	Amounts include commodity iShares.

Component Changes in AUM for the Third Quarter 2013

The following table presents component changes in AUM by client type and product for the quarter ended September 30, 2013.

(in millions)	June 30, 2013	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2013
Retail:
Equity	$161,441	$1,166	$-	$10,261	$1,864	$174,732
Fixed income	141,541	2,256	-	(970)	359	143,186
Multi-asset	99,105	2,899	-	3,742	271	106,017
Alternatives	12,292	2,023	-	(2)	201	14,514

Retail subtotal	414,379	8,344	-	13,031	2,695	438,449
iShares:
Equity	577,268	21,069	13,021	38,444	3,726	653,528
Fixed income	180,943	(1,452)	1,294	222	1,834	182,841
Multi-asset	1,107	33	-	35	4	1,179
Alternatives	15,079	599	1,645	1,975	63	19,361

iShares subtotal	774,397	20,249	15,960	40,676	5,627	856,909
Institutional:
Active:
Equity	126,425	(6,098)	-	7,585	2,952	130,864
Fixed income	490,490	4,922	-	2,393	5,438	503,243
Multi-asset	180,310	2,232	-	5,012	4,435	191,989
Alternatives	64,006	(1,003)	-	347	624	63,974

Active subtotal	861,231	53	-	15,337	13,449	890,070
Index:
Equity	1,107,981	(4,881)	-	71,638	14,850	1,189,588
Fixed income	392,385	1,765	-	913	13,226	408,289
Multi-asset	8,783	(301)	-	175	275	8,932
Alternatives	5,299	56	-	(4)	177	5,528

Index subtotal	1,514,448	(3,361)	-	72,722	28,528	1,612,337

Institutional subtotal	2,375,679	(3,308)	-	88,059	41,977	2,502,407

Long-term	3,564,455	25,285	15,960	141,766	50,299	3,797,765

Cash management	252,562	4,469	-	104	2,942	260,077
Advisory(4)	39,990	(2,033)	-	(195)	752	38,514

Total	$3,857,007	$27,721	$15,960	$141,675	$53,993	$4,096,356

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired from the Company’s acquisition of Credit Suisse’s ETF franchise on July 1, 2013 (the “Credit Suisse ETF Transaction”).
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the quarter ended September 30, 2013.

(in millions)	June 30, 2013	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2013
Equity:
Active	$280,332	$(5,062)	$—	$17,409	$4,805	$297,484
iShares	577,268	21,069	13,021	38,444	3,726	653,528
Fixed income:
Active	631,808	7,167	—	1,423	5,795	646,193
iShares	180,943	(1,452)	1,294	222	1,834	182,841
Multi-asset	289,305	4,863	—	8,964	4,985	308,117
Alternatives:
Core	70,227	1,388	—	390	753	72,758
Currency and commodities(4)	26,449	287	1,645	1,926	312	30,619

Subtotal	2,056,332	28,260	15,960	68,778	22,210	2,191,540
Non-ETF Index:
Equity	1,115,515	(4,751)	—	72,075	14,861	1,197,700
Fixed income	392,608	1,776	—	913	13,228	408,525

Subtotal Non-ETF Index	1,508,123	(2,975)	—	72,988	28,089	1,606,225

Long-term	3,564,455	25,285	15,960	141,766	50,299	3,797,765
Cash management	252,562	4,469	—	104	2,942	260,077
Advisory(5)	39,990	(2,033)	—	(195)	752	38,514

Total	$3,857,007	$27,721	$15,960	$141,675	$53,993	$4,096,356

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired in the Credit Suisse ETF Transaction.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $239.3 billion to $4.096 trillion at September 30, 2013 from $3.857 trillion at June 30, 2013, largely driven by market appreciation of $141.7 billion, foreign exchange gains, long-term net inflows and acquired AUM related to the Credit Suisse ETF Transaction.

Net market appreciation of $141.7 billion primarily included appreciation of $127.9 billion from equity products due to improved global equity markets.

AUM increased $54.0 billion from foreign exchange movements resulting from the weakening of the U.S. dollar, largely against the pound sterling and the euro.

Net Subscriptions (Redemptions).    Net subscriptions of $27.7 billion reflected $25.3 billion of long-term net inflows driven by iShares net inflows of $20.2 billion and retail net inflows of $8.3 billion. Net subscriptions in long-term products of $25.3 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $20.2 billion, including $16.4 billion of U.S. and $5.0 billion of European iShares net inflows. Strong demand for emerging markets and broad market European equity exposure in the latter part of the quarter drove equity net inflows of $21.1 billion;

•	Active fixed income net inflows of $7.2 billion, reflecting inflows to U.S. core and local currency strategies, partially offset by outflows from U.S. municipal and targeted-duration products; and

•

Multi-asset net inflows of $4.9 billion, reflecting strong flows into institutional active multi-asset products driven by continued demand for the LifePath® target-date suite, which had net inflows of $3.0 billion, and retail inflows of $2.9 billion with particular demand for the flagship Multi-asset Income and Global Allocation funds.

Net Redemptions

•	Active equity net outflows of $5.1 billion, concentrated in U.S. equity and regional and country specific strategies; and
•	Non-ETF index equity net outflows of $4.8 billion, primarily in U.S equities, partially offset by inflows into regional and country specific and global strategies.

Cash Management Net Subscriptions.    Cash management net inflows of $4.5 billion primarily were comprised of net inflows from Americas and EMEA institutional clients in government strategies and offshore funds, respectively.

Advisory Net Redemptions. Planned portfolio liquidations drove advisory net outflows of $2.0 billion.

Component Changes in AUM for the Nine Months Ended September 30, 2013

The following table presents the component changes in AUM by client type and product for the nine months ended September 30, 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2013
Retail:
Equity	$164,748	$(1,198)	$-	$11,221	$(39)	$174,732
Fixed income	138,425	10,327	-	(5,640)	74	143,186
Multi-asset	90,626	8,278	-	7,253	(140)	106,017
Alternatives	9,685	4,806	-	(18)	41	14,514

Retail subtotal	403,484	22,213	-	12,816	(64)	438,449
iShares:
Equity	534,648	50,004	13,021	55,395	460	653,528
Fixed income	192,852	(3,917)	1,294	(7,661)	273	182,841
Multi-asset	869	261	-	53	(4)	1,179
Alternatives	24,337	(1,466)	1,645	(5,174)	19	19,361

iShares subtotal	752,706	44,882	15,960	42,613	748	856,909
Institutional:
Active:
Equity	129,024	(14,680)	-	18,255	(1,735)	130,864
Fixed income	518,102	(4,121)	-	(7,915)	(2,823)	503,243
Multi-asset	166,708	16,840	-	7,575	866	191,989
Alternatives	70,861	(6,968)	-	1,014	(933)	63,974

Active subtotal	884,695	(8,929)	-	18,929	(4,625)	890,070
Index:
Equity	1,017,081	10,455	-	170,209	(8,157)	1,189,588
Fixed income	409,943	7,722	-	(5,126)	(4,250)	408,289
Multi-asset	9,545	(436)	-	283	(460)	8,932
Alternatives	4,912	731	-	(132)	17	5,528

Index subtotal	1,441,481	18,472	-	165,234	(12,850)	1,612,337

Institutional subtotal	2,326,176	9,543	-	184,163	(17,475)	2,502,407

Long-term	3,482,366	76,638	15,960	239,592	(16,791)	3,797,765

Cash management	263,743	(4,195)	-	236	293	260,077
Advisory(4)	45,479	(6,036)	-	(370)	(559)	38,514

Total	$3,791,588	$66,407	$15,960	$239,458	$(17,057)	$4,096,356

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired in the Credit Suisse ETF Transaction.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the nine months ended September 30, 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2013
Equity:
Active	$287,215	$(16,269)	$-	$28,279	$(1,741)	$297,484
iShares	534,648	50,004	13,021	55,395	460	653,528
Fixed income:
Active	656,331	6,154	-	(13,549)	(2,743)	646,193
iShares	192,852	(3,917)	1,294	(7,661)	273	182,841
Multi-asset	267,748	24,943	-	15,164	262	308,117
Alternatives:
Core	68,367	3,305	-	1,243	(157)	72,758
Currency and commodities(4)	41,428	(6,202)	1,645	(5,553)	(699)	30,619

Subtotal	2,048,589	58,018	15,960	73,318	(4,345)	2,191,540
Non-ETF Index:
Equity	1,023,638	10,846	-	171,406	(8,190)	1,197,700
Fixed income	410,139	7,774	-	(5,132)	(4,256)	408,525

Subtotal Non-ETF Index	1,433,777	18,620	-	166,274	(12,446)	1,606,225

Long-term	3,482,366	76,638	15,960	239,592	(16,791)	3,797,765
Cash management	263,743	(4,195)	-	236	293	260,077
Advisory(5)	45,479	(6,036)	-	(370)	(559)	38,514

Total	$3,791,588	$66,407	$15,960	$239,458	$(17,057)	$4,096,356

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired in the Credit Suisse ETF Transaction.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $304.8 billion to $4.096 trillion at September 30, 2013 from $3.792 trillion at December 31, 2012, largely driven by market appreciation of $239.5 billion, net inflows and acquired AUM related to the Credit Suisse ETF Transaction. The increase in AUM was partially offset by foreign exchange losses.

Net market appreciation of $239.5 billion included $255.1 billion from equity products, primarily due to improved U.S. and global equity markets and $15.2 billion from multi-asset products, concentrated in global strategies, partially offset by depreciation of $26.3 billion from fixed income products across all fixed income strategies.

The $17.1 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the Japanese yen.

Net Subscriptions (Redemptions).    Net subscriptions reflected positive long-term net inflows of $76.6 billion, partially offset by outflows from cash management and advisory clients. Net long-term subscriptions reflected net subscriptions of $44.9 billion from iShares, $22.2 billion from retail clients and $9.5 billion from institutional clients. Net subscriptions in long-term products totaling $76.6 billion, reflected the following:

Net Subscriptions

•	Equity iShares net inflows of $50.0 billion, across diverse strategies;
•

Multi-asset net inflows of $24.9 billion, reflecting strong flows of $16.8 billion into institutional active multi-asset products, driven by continued demand for the LifePath target date suite and $8.3 billion from retail clients with a particular demand for the flagship Multi-asset Income and Global Allocation funds;

•	Fixed income active net inflows of $6.2 billion, reflecting inflows into local currency, U.S. core and sector specific strategies, partially offset by outflows from U.S. targeted duration strategies;
•	Non-ETF index equity net inflows of $10.8 billion, primarily in global strategies, partially offset by outflows from regional, country specific, and U.S. equity strategies;
•	Non-ETF index fixed income net inflows of $7.8 billion, concentrated in local currency and U.S. targeted duration strategies; and
•	Alternative core net inflows of $3.3 billion, concentrated in retail mutual funds.

Net Redemptions

•	Active equity net outflows of $16.3 billion, concentrated in U.S. and global equity and sector specific strategies; and
•	Alternatives currency and commodities net outflows of $6.2 billion, primarily related to active currency redemptions.

Cash Management Net Redemptions.     Cash management net outflows of $4.2 billion were driven by net outflows from Americas institutional clients primarily in prime strategies, partially offset by inflows from Americas institutional clients into government funds.

Advisory Net Redemptions. Planned portfolio liquidation disbursements drove advisory net outflows of $6.0 billion.

Component Changes in AUM for the Twelve Months Ended September 30, 2013

The following table presents component changes in AUM by client type and product for the twelve months ended September 30, 2013.

(in millions)	September 30, 2012	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2013
Retail:
Equity	$164,759	$(1,565)	$-	$11,291	$247	$174,732
Fixed income	133,737	14,629	-	(5,318)	138	143,186
Multi-asset	90,034	8,177	-	7,936	(130)	106,017
Alternatives	9,424	5,081	-	(55)	64	14,514

Retail subtotal	397,954	26,322	-	13,854	319	438,449
iShares:
Equity	491,534	80,079	13,021	67,727	1,167	653,528
Fixed income	187,771	544	1,294	(7,510)	742	182,841
Multi-asset	817	310	-	58	(6)	1,179
Alternatives	25,643	(337)	1,645	(7,618)	28	19,361

iShares subtotal	705,765	80,596	15,960	52,657	1,931	856,909
Institutional:
Active:
Equity	130,013	(19,133)	-	22,403	(2,419)	130,864
Fixed income	519,260	(8,815)	-	(2,643)	(4,559)	503,243
Multi-asset	158,190	20,055	-	11,754	1,990	191,989
Alternatives	73,263	(9,091)	-	1,458	(1,656)	63,974

Active subtotal	880,726	(16,984)	-	32,972	(6,644)	890,070
Index:
Equity	987,224	16,392	-	198,328	(12,356)	1,189,588
Fixed income	393,043	16,053	-	3,702	(4,509)	408,289
Multi-asset	8,566	487	-	706	(827)	8,932
Alternatives	5,095	755	-	(351)	29	5,528

Index subtotal	1,393,928	33,687	-	202,385	(17,663)	1,612,337

Institutional subtotal	2,274,654	16,703	-	235,357	(24,307)	2,502,407

Long-term	3,378,373	123,621	15,960	301,868	(22,057)	3,797,765

Cash management	248,331	10,221	-	519	1,006	260,077
Advisory(4)	46,570	(6,681)	-	(618)	(757)	38,514

Total	$3,673,274	$127,161	$15,960	$301,769	$(21,808)	$4,096,356

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired in the Credit Suisse ETF Transaction.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by product for the twelve months ended September 30, 2013.

(in millions)	September 30, 2012	Net subscriptions (redemptions)(1)	Acquisition(2)	Market appreciation (depreciation)	Foreign exchange(3)	September 30, 2013
Equity:
Active	$288,799	$(21,712)	$-	$32,533	$(2,136)	$297,484
iShares	491,534	80,079	13,021	67,727	1,167	653,528
Fixed income:
Active	652,780	5,780	-	(7,952)	(4,415)	646,193
iShares	187,771	544	1,294	(7,510)	742	182,841
Multi-asset	257,607	29,029	-	20,454	1,027	308,117
Alternatives:
Core	68,931	2,335	-	1,714	(222)	72,758
Currency and commodities(4)	44,494	(5,927)	1,645	(8,280)	(1,313)	30,619

Subtotal	1,991,916	90,128	15,960	98,686	(5,150)	2,191,540
Non-ETF Index:
Equity	993,197	17,406	-	199,489	(12,392)	1,197,700
Fixed income	393,260	16,087	-	3,693	(4,515)	408,525

Subtotal Non-ETF Index	1,386,457	33,493	-	203,182	(16,907)	1,606,225

Long-term	3,378,373	123,621	15,960	301,868	(22,057)	3,797,765
Cash management	248,331	10,221	-	519	1,006	260,077
Advisory(5)	46,570	(6,681)	-	(618)	(757)	38,514

Total	$3,673,274	$127,161	$15,960	$301,769	$(21,808)	$4,096,356

(1)	Amounts include distributions representing return of capital and return on investment to investors.
(2)	Amounts represent AUM acquired in the Credit Suisse ETF Transaction.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $423.1 billion to $4.096 trillion at September 30, 2013 from $3.673 trillion at September 30, 2012, largely driven by market appreciation of $301.8 billion, net inflows of $127.2 billion and acquired AUM related to the Credit Suisse ETF Transaction. The increase in AUM was partially offset by foreign exchange losses.

Net market appreciation of $301.8 billion was driven by $299.7 billion from equity products, primarily due to improved U.S. and global equity markets.

The $21.8 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the Japanese yen, partially offset by the weakening of the U.S. dollar against the euro.

Net Subscriptions (Redemptions). Net subscriptions were driven by long-term net inflows of $123.6 billion reflecting net inflows of $80.6 billion from iShares, $26.3 billion from retail clients and $16.7 billion from institutional clients. Net subscriptions in long-term products totaling $123.6 billion, reflected the following:

Net Subscriptions

•	Equity iShares net inflows of $80.1 billion across diverse strategies, including regional, country specific, and U.S. equity strategies;

•	Non-ETF index equity net inflows of $17.4 billion primarily in global strategies, partially offset by outflows from U.S. equity products, and regional and country specific strategies;
•	Multi-asset net inflows of $29.0 billion, reflecting strong flows of $20.1 billion into institutional active multi-asset products driven by continued demand for the LifePath target date suite; and
•	Non-ETF index fixed income net inflows of $16.1 billion concentrated in local currency and global strategies.

Net Redemptions

•	Active equity net outflows of $21.7 billion, concentrated in U.S., global and sector strategies.

Cash Management Net Subscriptions. Cash management net inflows of $10.2 billion were comprised of net inflows from Americas institutional clients primarily into government strategies, partially offset by net outflows from international institutional clients from offshore funds.

Advisory Net Redemptions. Planned portfolio liquidation disbursements drove advisory net outflows of $6.7 billion.

Discussion of Financial Results

The Company’s results of operations for the three and nine months ended September 30, 2013 and 2012 are discussed below. For a further description of the Company’s revenues and expenses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

Revenue

Revenues increased $152 million, or 7%, from the prior year quarter and $605 million, or 9%, from the nine months ended September 30, 2012, reflecting base fee growth. The nine months ended September 30, 2013 also reflected strong performance fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$425	$431	$1,290	$1,313
iShares	589	486	1,744	1,426
Fixed income:
Active	314	301	948	865
iShares	113	116	349	321
Multi-asset	262	239	763	718
Alternatives:
Core	142	130	414	395
Currency and commodities	27	31	82	97

Subtotal	1,872	1,734	5,590	5,135
Non-ETF Index(1):
Equity	145	139	446	418
Fixed income	61	61	179	171

Subtotal Non-ETF Index	206	200	625	589

Long-term	2,078	1,934	6,215	5,724
Cash management	75	90	244	267

Total base fees	2,153	2,024	6,459	5,991
Investment advisory performance fees:
Equity	11	17	45	39
Fixed income	2	13	12	29
Multi-asset	4	2	14	6
Alternatives	79	71	222	150

Total	96	103	293	224
BlackRock Solutions and advisory	156	128	420	382
Distribution fees	19	19	54	58
Other revenue	48	46	177	143

Total revenue	$2,472	$2,320	$7,403	$6,798

(1)	Certain prior period information has been reclassified to conform to the current period presentation.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively, “base fees”) and mix of average AUM by asset class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	2013	2012	2013	2012	2013	2012	2013	2012
Equity:
Active	20%	21%	7%	8%	20%	22%	7%	8%
iShares	27%	24%	16%	13%	27%	24%	15%	13%
Fixed income:
Active	15%	15%	15%	18%	15%	14%	17%	18%
iShares	5%	6%	5%	5%	5%	5%	5%	5%
Multi-asset	12%	12%	8%	7%	12%	12%	7%	7%
Alternatives:
Core	7%	6%	2%	2%	6%	7%	2%	2%
Currency and commodities	1%	2%	1%	1%	1%	2%	1%	1%

Subtotal	87%	86%	54%	54%	86%	86%	54%	54%
Non-ETF Index:
Equity	7%	7%	29%	27%	7%	7%	29%	26%
Fixed income	3%	3%	10%	12%	3%	3%	10%	13%

Subtotal Non-ETF Index	10%	10%	39%	39%	10%	10%	39%	39%

Long-term	97%	96%	93%	93%	96%	96%	93%	93%
Cash management	3%	4%	7%	7%	4%	4%	7%	7%

Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM for the three and nine months ended September 30, 2013 is calculated as the average of the month-end spot AUM amounts for the trailing four months and ten months, respectively.

For the quarter and nine months ended September 30, 2013, non-ETF index equity and non-ETF index fixed income were only 10%, respectively, of total base fees; however, AUM associated with these base fees represented 39% of total average AUM.

Three Months Ended September 30, 2013 Compared with Three Months ended September 30, 2012

Investment advisory, administration fees and securities lending revenue of $2,153 million in the third quarter 2013 increased $129 million, or 6%, from $2,024 million in the third quarter 2012 due to growth in long-term average AUM. Securities lending fees decreased $30 million from the prior year quarter to $99 million driven by lower spreads consistent with industry trends.

BlackRock Solutions and advisory revenue in the third quarter 2013 totaled $156 million compared with $128 million in the prior year quarter. The current quarter reflected an $18 million increase in Aladdin® business revenues to $112 million and higher advisory assignments revenue.

Nine Months Ended September 30, 2013 Compared with Nine Months ended September 30, 2012

Investment advisory, administration fees and securities lending revenue of $6,459 million for the nine months ended September 30, 2013 increased $468 million from $5,991 million in the prior year period due to growth in long-term average AUM. Securities lending fees decreased $50 million from the prior year period to $347 million in the nine months ended September 30, 2013 driven by lower spreads consistent with industry trends.

Investment advisory performance fees were $293 million in the nine months ended September 30, 2013 compared with $224 million in the prior year period, primarily reflecting higher fees from alternative products.

BlackRock Solutions and advisory revenue in the nine months ended September 30, 2013 totaled $420 million compared with $382 million in the prior year period. The current period reflected a $32 million increase in Aladdin business revenues to $309 million and higher advisory assignments revenue.

Other revenue increased $34 million, largely reflecting higher earnings from certain advisory company equity method investments and higher transition management service fees.

Expenses

Expenses increased $61 million, or 4%, from the prior year quarter and $400 million, or 9%, from the nine months ended September 30, 2012, primarily reflecting higher revenue-related expenses and the $124 million expense related to the Charitable Contribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Expenses, GAAP:
Employee compensation and benefits	$866	$828	$2,635	$2,439
Distribution and servicing costs	85	94	266	282
Amortization of deferred sales commissions	14	13	38	43
Direct fund expenses	167	144	490	440
General and administration:
Marketing and promotional	96	74	291	265
Occupancy and office related	67	58	194	180
Portfolio services	51	52	148	148
Technology	39	38	117	115
Professional services	30	24	89	76
Communications	9	10	27	30
Closed-end fund launch costs	-	22	16	22
Charitable Contribution	-	-	124	-
Other general and administration	42	49	124	122

Total general and administration expenses	334	327	1,130	958
Amortization of intangible assets	40	39	120	117

Total expenses, GAAP	$1,506	$1,445	$4,679	$4,279

Less non-GAAP expense adjustments(1):
Employee compensation and benefits:
PNC LTIP funding obligation	8	5	25	16
Compensation expense related to appreciation (depreciation) on deferred compensation plans	4	4	8	6
General and administration:
U.K. lease exit costs	-	(8)	-	(8)
Charitable Contribution	-	-	124	-

Total non-GAAP expense adjustments	12	1	157	14
Expenses, as adjusted:
Employee compensation and benefits	854	819	2,602	2,417
Distribution and servicing costs	85	94	266	282
Amortization of deferred sales commissions	14	13	38	43
Direct fund expenses	167	144	490	440
General and administration	334	335	1,006	966
Amortization of intangible assets	40	39	120	117

Total expenses, as adjusted	$1,494	$1,444	$4,522	$4,265

(1)	See Non-GAAP Financial Measures for further information on as adjusted items.

Three Months Ended September 30, 2013 Compared with Three Months ended September 30, 2012

Employee compensation and benefits expense increased $38 million, or 5%, to $866 million in the current quarter from $828 million in the prior year quarter, reflecting higher headcount and higher incentive compensation driven by higher operating income. Employees at September 30, 2013 totaled approximately 11,200 compared with approximately 10,400 at September 30, 2012.

Distribution and servicing costs totaled $85 million in the current quarter compared with $94 million in the prior year quarter. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. The three months ended September 30, 2013 and 2012 included $45 million and $51 million, respectively, of costs attributable to Bank of America and affiliates.

Direct fund expenses increased $23 million, reflecting higher average AUM where BlackRock pays certain nonadvisory expenses of the funds primarily linked to the use of certain index trademarks, reference data for certain indices, custodial services, fund administration and fund accounting.

General and administration expenses increased $7 million, reflecting higher marketing and promotional costs than the prior year quarter, largely offset by closed-end fund launch costs of $22 million (excluding $3 million included in employee compensation and benefits expense) recorded in the prior year quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months ended September 30, 2012

Employee compensation and benefits expense increased $196 million, or 8%, to $2,635 million in the nine months ended September 30, 2013 from $2,439 million in the prior year period, reflecting increased headcount and higher incentive compensation driven by higher operating income, including higher performance fees.

Distribution and servicing costs totaled $266 million in the nine months ended September 30, 2013 compared with $282 million in the nine months ended September 30, 2012. The nine months ended September 30, 2013 and 2012 included $139 million and $148 million, respectively, of costs attributable to Bank of America and affiliates.

Direct fund expenses increased $50 million, reflecting higher average AUM where BlackRock pays certain nonadvisory expenses of the funds primarily linked to the use of certain index trademarks, reference data for certain indices, custodial services, fund administration and fund accounting.

General and administration expenses increased $172 million, largely driven by the $124 million expense related to the Charitable Contribution and higher marketing and promotional costs.

Nonoperating Results

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Nonoperating income (expense), GAAP basis	($18)	$30	$92	$13
Less: Net income (loss) attributable to NCI(1)	(1)	13	10	22

Nonoperating income (expense)(2)	(17)	17	82	(9)
Gain related to the Charitable Contribution	-	-	(80)	-
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	(4)	(8)	(6)

Nonoperating income (expense), as adjusted(2)	($21)	$13	($6)	($15)

(1)

Amounts included losses of $6 million and a gain of $2 million attributable to consolidated variable interest entities (“VIEs”) for the three months ended September 30, 2013 and 2012, respectively. Amounts included losses of $2 million and a gain of $1 million attributable to consolidated VIEs for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net gain (loss) on investments(1)
Private equity	$12	$20	$35	$37
Real estate	7	5	17	9
Distressed credit/mortgage funds	5	26	28	54
Hedge funds/funds of hedge funds	(3)	7	5	17
Other investments(2)	2	2	11	(1)

Subtotal	23	60	96	116
Gain related to PennyMac IPO	-	-	39	-
Gain related to the Charitable Contribution	-	-	80	-
Investments related to deferred compensation plans	4	4	8	6

Total net gain (loss) on investments	27	64	223	122
Interest and dividend income	8	10	18	27
Interest expense	(52)	(57)	(159)	(158)

Net interest expense	(44)	(47)	(141)	(131)

Total nonoperating income (expense)(1)	(17)	17	82	(9)
Gain related to the Charitable Contribution	-	-	(80)	-
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(4)	(4)	(8)	(6)

Nonoperating income (expense), as adjusted(1)	($21)	$13	($6)	($15)

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012.

Net gains on investments of $27 million in the three months ended September 30, 2013 decreased $37 million from the prior year quarter due to lower net positive marks, primarily on distressed credit/mortgage funds.

Net interest expense decreased $3 million from the three months ended September 30, 2012. For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012.

Net gains on investments of $223 million in the nine months ended September 30, 2013 increased $101 million from the prior year period due to the $39 million gain related to the PennyMac IPO and the $80 million gain related to the Charitable Contribution, partially offset by lower net positive marks.

Net interest expense increased $10 million from the nine months ended September 30, 2012 primarily due to lower dividend income.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	GAAP				As Adjusted
(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Income before income taxes(1)	$949	$892	$2,806	$2,510	$957	$889	$2,875	$2,518
Income tax expense	$219	$250	$715	$742	$285	$279	$844	$775
Effective tax rate	23.1%	28.1%	25.5%	29.6%	29.9%	31.4%	29.4%	30.8%

(1)	Net of net income (loss) attributable to NCI.

The three and nine months ended September 30, 2013 included a $64 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, the nine months ended September 30, 2013 included the approximately $57 million tax benefit recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards. The $64 million net noncash benefit and the $57 million tax benefit related to the Charitable Contribution were excluded from as adjusted results.

The three and nine months ended September 30, 2012 included a $30 million net noncash benefit, which was excluded from as adjusted results, related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom, domestic state and local income tax changes, and the tax effect resulting from changes in the Company’s organizational structure.

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

Consolidated VIEs

At September 30, 2013, BlackRock’s consolidated VIEs included CLOs and one investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds. The Company is not able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company is not able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

	September 30, 2013
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$3,987	$—	$—	$105	$3,882
Accounts receivable	4,311	—	—	—	4,311
Investments	1,878	—	—	83	1,795
Assets of consolidated VIEs	2,200	—	2,200	—	—
Separate account assets and separate account collateral held under securities lending agreements	168,608	168,608	—	—	—
Other assets(1)	1,282	—	—	13	1,269

Subtotal	182,266	168,608	2,200	201	11,257
Goodwill and intangible assets, net	30,451	—	—	—	30,451

Total assets	$212,717	$168,608	$2,200	$201	$41,708

Liabilities
Accrued compensation and benefits	$1,322	$—	$—	$—	$1,322
Accounts payable and accrued liabilities	3,322	—	—	—	3,322
Liabilities of consolidated VIEs	2,156	—	2,156	—	—
Long-term borrowings	4,938	—	—	—	4,938
Separate account liabilities and separate account collateral liabilities under securities lending agreements	168,608	168,608	—	—	—
Deferred income tax liabilities	5,237	—	—	—	5,237
Other liabilities	948	—	—	33	915

Total liabilities	186,531	168,608	2,156	33	15,734

Equity
Total stockholders’ equity(2)	25,999	—	25	—	25,974
Noncontrolling interests	187	—	19	168	—

Total equity	26,186	—	44	168	25,974

Total liabilities and equity	$212,717	$168,608	$2,200	$201	$41,708

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes $25 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at September 30, 2013 and December 31, 2012 included $105 million and $133 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2013).

Accounts receivable at September 30, 2013 increased $2,061 million from December 31, 2012, primarily reflecting an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities), partially offset by lower performance fee receivables. Investments increased $128 million from December 31, 2012 (for more information see Investments herein). Goodwill and intangible assets increased $139 million from December 31, 2012, primarily due to the Credit Suisse ETF Transaction, partially offset by $120 million of intangible assets amortization expense. Other assets (including property plant and equipment) increased $99 million from December 31, 2012, primarily related to an increase in current taxes receivable, higher earnings from certain advisory company equity method investments and an increase in other receivables, partially offset by a decrease in property and equipment.

Liabilities. Accrued compensation and benefits at September 30, 2013 decreased $225 million from December 31, 2012, primarily due to 2012 incentive compensation cash payments in the first quarter 2013, partially offset by the effect of 2013 incentive compensation accruals. Accounts payable and accrued liabilities increased $2,267 million from December 31, 2012 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund and marketing expenses. Borrowings decreased $849 million from December 31, 2012 resulting from the repayments of $750 million and $100 million of long-term and short-term borrowings, respectively.

Net deferred income tax liabilities at September 30, 2013 decreased $56 million, primarily due to the effects of temporary differences associated with stock compensation and investment income. The change also reflects the revaluation of certain deferred income tax liabilities due to legislation enacted in the United Kingdom, domestic state and local income tax changes, and realization of tax loss carryforwards. Other liabilities at September 30, 2013 increased $90 million from December 31, 2012, primarily resulting from an increase in deferred carried interest, a contingent liability related to the Credit Suisse ETF Transaction and other operating liabilities.

Investments

Investments totaled $1,878 million at September 30, 2013 and $1,750 million at December 31, 2012. Investments include investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents total investments, as adjusted, to enable investors to understand the portion of its investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating gain (loss) on investments to net income (loss) attributable to BlackRock.

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

(in millions)	September 30, 2013	December 31, 2012
Total investments, GAAP	$1,878	$1,750
Investments held by consolidated sponsored investment funds(1)	(695)	(524)
Net exposure to consolidated investment funds	612	430

Total investments, as adjusted	1,795	1,656
Federal Reserve Bank stock	(93)	(89)
Carried interest	(137)	(85)
Deferred compensation investments	(68)	(62)
Hedged investments	(181)	(209)

Net “economic” investment exposure	$1,316	$1,211

(1)

At September 30, 2013 and December 31, 2012, approximately $695 million and $524 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Private equity	$279	$298
Real estate	130	122
Distressed credit/mortgage funds	186	214
Hedge funds/funds of hedge funds	157	159
Other investments(1)	564	418

Net “economic” investment exposure	$1,316	$1,211

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2013 was as follows:

(in millions)
Investments, as adjusted, December 31, 2012	$1,656
Purchases/capital contributions	503
Sales/maturities	(379)
Distributions(1)	(129)
Market valuations/earnings from equity method investments	92
Carried interest capital allocations	52

Investments, as adjusted, September 30, 2013	$1,795

(1)	Amount represents return of capital and return of investments.

The following table presents investments, as adjusted at September 30, 2013:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at September 30, 2013
Total investments, as adjusted(2)	$588	$300	$529	$378	$1,795

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

(2)

Amounts include cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, to the condensed consolidated financial statements contained in Part I, Item 1 of this filing, for total GAAP investments.

Liquidity and Capital Resources

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

BlackRock consolidates certain of its sponsored investment funds and CLOs, notwithstanding the fact BlackRock may only have a minority interest, if any, in these funds or CLOs. As a result, the condensed consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2012	$4,606	$133	$-	$4,473
Cash flows from operating activities	2,476	17	219	2,240
Cash flows from investing activities	(275)	(108)	-	(167)
Cash flows from financing activities	(2,812)	63	(219)	(2,656)
Effect of exchange rate changes on cash and cash equivalents	(8)	-	-	(8)

Net change in cash and cash equivalents	(619)	(28)	-	(591)

Cash and cash equivalents, September 30, 2013	$3,987	$105	$-	$3,882

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

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2013 were $167 million and primarily reflected $240 million related to the Credit Suisse ETF Transaction, $190 million of investment purchases, partially offset by $272 million of net proceeds from sales and maturities of investments.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2013 were $2.7 billion, primarily resulting from $984 million of share repurchases, including $750 million in open market transactions and $234 million of employee tax withholdings related to employee stock transactions, a $750 million long-term debt repayment, $882 million of cash dividend payments and a $100 million short-term debt repayment. Cash outflows from financing activities were partially offset by cash inflows related to $40 million of excess tax benefits from stock-based compensation.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2013 and December 31, 2012 were as follows:

(in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$3,987	$4,606
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(105)	(133)

Sub-total	3,882	4,473
Credit facility – undrawn	3,990	3,685

Total liquidity	$7,872	$8,158

(1)	The Company is not able to access such cash to use in its operating activities.

Total liquidity decreased $286 million during the nine months ended September 30, 2013, primarily reflecting the $750 million repayment of long-term borrowings, cash payments of 2012 year-end incentive awards, share repurchases, including $750 million in open market transactions, and cash dividend payments, partially offset by positive operating cash flow and the increased aggregate commitment of the 2013 credit facility to $3.990 billion.

A significant portion of the Company’s $1,795 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approval. In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 2.9 million common shares in open market-transactions under the share repurchase program for approximately $750 million during the nine months ended September 30, 2013. At September 30, 2013, there were 7.3 million shares still authorized to be repurchased.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept client deposits and whose powers are limited to trust activities. BTC provides investment management services, including investment advisory and securities lending agency services, to institutional investors and other clients. BTC is subject to regulatory capital and liquid asset requirements administered by the Office of the Comptroller of the Currency.

At September 30, 2013, the Company was required to maintain approximately $1.1 billion compared with $1.2 billion at December 31, 2012 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements. The decrease in net capital is primarily due to a reduction in the BTC minimum Tier 1 capital requirement from $500 million to $385 million in August 2013.

Short-Term Borrowings

2013 Revolving Credit Facility. In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2013.

The 2013 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility. At September 30, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2013, the principal amount of long-term borrowings was $4.950 billion. See Note 11, Borrowings, in the 2012 Form 10-K for more information on borrowings outstanding at December 31, 2012. During the nine months ended September 30, 2013, the Company paid approximately $124 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2013 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
October-December 2013(1)	$ -	$ 76	$ 76
2014	1,000	196	1,196
2015	750	156	906
2016	-	151	151
2017	700	151	851
2018	-	107	107
Thereafter	2,500	235	2,735

Total	$4,950	$1,072	$6,022

(1)	In May 2013, the Company repaid $750 million of two-year floating rate notes at maturity.

Investment Commitments. At September 30, 2013, the Company had $216 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Claw-back. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such claw-back provisions in investments, or cash to the extent that it is distributed, and as a deferred carried interest liability on its condensed consolidated statements of financial condition. Carried interest is realized and recorded as performance fees on its condensed consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of claw-back is mathematically improbable.

Contingent Payment related to Credit Suisse ETF Transaction. In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven year period, subsequent to the acquisition date. The fair value of the contingent payments at September 30, 2013 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

Indemnifications. On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At September 30, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $115 billion. The Company held as agent, cash and securities totaling $121 billion as collateral for indemnified securities on loan at September 30, 2013. The fair value of these indemnifications was not material at September 30, 2013. The Company currently expects indemnified balances to increase over time.

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

Consolidation of Variable Interest Entities. In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At September 30, 2013, the Company’s VIEs primarily consisted of the following:

CLOs. At September 30, 2013, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At September 30, 2013, the Company had $2,181 million and $2,156 million in assets and liabilities, respectively, on its condensed consolidated statements of financial condition related to these consolidated CLOs. In addition, the Company recorded appropriated retained earnings for the difference between the assets and liabilities, as the CLO noteholders, not BlackRock, ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds. At September 30, 2013, BlackRock was determined to be the PB of one investment fund of funds and was deemed to absorb the majority of the variability due to its de-facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At September 30, 2013, the Company had recorded $2 million, $17 million and $19 million in cash and cash equivalents, investments and nonredeemable noncontrolling interests of the consolidated VIE, respectively, on its condensed consolidated statements of financial condition related to this VIE. Changes in the fair value of the assets and liabilities of this VIE have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $626 million of Level 3 investments, or 33% of total GAAP investments at September 30, 2013, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used to value these investments.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing for further information regarding fair value measurements.

Goodwill and Intangible Assets. The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The Company performed its annual impairment assessment review for goodwill and indefinite and finite-lived intangible assets on BlackRock’s annual impairment test date of July 31st.

Goodwill. BlackRock assessed its goodwill for impairment on July 31st and considered such factors as the book value and the market capitalization of the Company. At July 31, 2013, the impairment assessment indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At September 30, 2013, the Company’s common stock closed at $270.62, which exceeded its book value, after excluding appropriated retained earnings, of approximately $153.32 per share.

Indefinite-lived and finite-lived intangibles. BlackRock assessed its indefinite-lived management contracts and trade names for impairment on July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock performed certain quantitative assessments and assessed various significant qualitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other factors including: (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs.

As of July 31, 2013, the Company determined that the impairment assessment performed indicated no impairment charges were required and the classification was still appropriate.

In addition, for finite-lived intangibles, management determined that no indicators existed which would result in an impairment charge or a change in the remaining useful life of its finite-lived intangible assets.

Performance Fees / Carried Interest. The Company receives investment advisory performance fees or incentive allocations, including carried interest allocations, from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the nine months ended September 30, 2013 and 2012, performance fee revenue totaled $293 million and $224 million, respectively.

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

At September 30, 2013 and December 31, 2012, the Company had $144 million and $97 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate amount of performance fee revenue that will be recognized, if any, for these products is unknown.

Recent Developments

Acquisitions

MGPA. In October 2013, the Company completed the acquisition of MGPA, an independently managed private equity real estate investment advisory company primarily in Asia and Europe.

Accounting Developments

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2013 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2013, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $113 million and $68 million, respectively.

At September 30, 2013, approximately $695 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,316 million. See Management’s Discussion and Analysis-Balance Sheet Overview-Investments for further information on the Company’s investments.

The “economic” investment exposure of the portfolio is presented below:

Equity Market Price Risk. At September 30, 2013, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $766 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $76.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2013, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $550 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $15.2 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $187 million at September 30, 2013. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $18.7 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At September 30, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $680 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2013. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There have been no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 through July 31, 2013	302,546	(2)	$279.66	255,000	8,013,755

August 1, 2013 through August 31, 2013	636,243	(2)	$272.75	620,000	7,393,755

September 1, 2013 through September 30, 2013	38,495	(2)	$263.26	33,400	7,360,355

Total	977,284		$274.52	908,400

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: November 8, 2013		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document