Form 10-K
period 2013-12-31
BlackRock Inc.
filed 2014-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2013 was approximately $42.8 billion.

As of January 31, 2014, there were 167,508,698 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2014 annual meeting of stockholders to be held on May 29, 2014 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

PART I

Item 1. Business

OVERVIEW

BlackRock, Inc. (NYSE: BLK; together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm with employees in more than 30 countries who serve clients in over 100 countries across the globe. We provide a broad range of investment and risk management services and had $4.324 trillion of assets under management (“AUM”) at December 31, 2013. Our clients include retail, including high net worth, and institutional investors, comprised of pension funds, official institutions, endowments, insurance companies, corporations, financial institutions, central banks and sovereign wealth funds. The Company is highly regulated and serves its clients as a fiduciary. We do not engage in proprietary trading activities that could conflict with the interests of our clients.

Our unique platform enables us to offer active and passive products and risk management capabilities to develop tailored solutions for clients. Our product range includes single- and multi-asset portfolios investing in equities, fixed income, alternatives and/or money market instruments. We offer our products directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”) and other exchange-traded products (together with ETFs, “ETPs”), collective investment funds and separate accounts. We also offer our BlackRock Solutions® (“BRS”) risk management and advisory services primarily to institutional investors.

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2013, The PNC Financial Services Group, Inc. (“PNC”) held 20.9% of BlackRock’s voting common stock and 21.9% of BlackRock’s capital stock, which includes outstanding common stock and nonvoting preferred stock.

Management seeks to achieve attractive returns for stockholders over time by, among other things, capitalizing on the following factors:

•	the Company’s diversified active and passive product offerings, which enhance its ability to offer a variety of traditional and alternative investment products across the risk spectrum and to tailor single- and multi-asset investment solutions to address specific client needs;
•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for passive products;

•	the Company’s longstanding commitment to risk management and the continued development of, and increased interest in, BRS products and services;

•	the Company’s positioning in the face of macro challenges driving trends in investor behavior, including the secular shift to passive investing and ETPs, a focus on income and retirement, and barbelling of risk using passive and active products, including alternatives;

•	the Company’s global presence and commitment to best practices around the world, with approximately 48% of employees outside the United States supporting local investment capabilities and serving clients, and approximately 44% of total AUM managed for clients domiciled outside the United States; and

•	the growing recognition of the global BlackRock brand, and the depth and breadth of the Company’s intellectual capital.

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

FINANCIAL HIGHLIGHTS

	Selected GAAP Financial Results
(in millions, except per share data)	2013	2012	2011	2010	2009	2008	5-Year CAGR(4)
Total revenue	$10,180	$9,337	$9,081	$8,612	$4,700	$5,064	15%
Operating income	$3,857	$3,524	$3,249	$2,998	$1,278	$1,593	19%
Operating margin	37.9%	37.7%	35.8%	34.8%	27.2%	31.5%	4%
Nonoperating income (expense)(1)	$97	$(36)	$(116)	$36	$(28)	$(422)	(175%)
Net income attributable to BlackRock, Inc.	$2,932	$2,458	$2,337	$2,063	$875	$784	30%
Diluted earnings per common share	$16.87	$13.79	$12.37	$10.55	$6.11	$5.78	24%

	Selected Non-GAAP Financial Results
(in millions, except per share data)	2013	2012	2011	2010	2009	2008	5-Year CAGR(4)
As adjusted(2):
Operating income	$4,024	$3,574	$3,392	$3,167	$1,570	$1,662	19%
Operating margin(3)	41.4%	40.4%	39.7%	39.3%	38.2%	38.7%	1%
Nonoperating income (expense)(1)	$7	$(42)	$(113)	$25	$(46)	$(384)	(145%)
Net income attributable to BlackRock, Inc.	$2,882	$2,438	$2,239	$2,139	$1,021	$856	27%
Diluted earnings per common share	$16.58	$13.68	$11.85	$10.94	$7.13	$6.30	21%

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).

(2)	BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. GAAP reported results include certain significant items, the after-tax impact of which management deems nonrecurring, recurring infrequently or transactions that ultimately will not impact BlackRock’s book value and, therefore, are excluded in calculating as adjusted results.

See reconciliation to GAAP measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, for further information on as adjusted items for 2013, 2012 and 2011. Operating income, as adjusted, for 2009 excluded certain expenses incurred related to the integration of the acquisition of Barclays Global Investors (“BGI”), as well as advisory fees, legal fees and consulting transaction expenses related to the acquisition of BGI from Barclays on December 1, 2009 (the “BGI Transaction”), and restructuring charges. Operating income, as adjusted, for 2008 excluded restructuring charges. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded or to be funded through share distributions to participants of BlackRock stock held by PNC and a Merrill Lynch cash compensation contribution has also been excluded because these charges do not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded from operating and nonoperating income, as adjusted, as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

(3)	Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact the Company’s results until future periods. Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes the exclusion of such costs is useful because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contacts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue the Company earns. In addition, in 2008, revenue used for operating margin, as adjusted, excluded reimbursable property management compensation, which represented compensation and benefits paid to personnel of Metric Property Management, Inc. (“Metric”), a subsidiary of BlackRock Realty Advisors, Inc. (“Realty”). Prior to the transfer in 2008 to a third party, these employees were retained on Metric’s payroll when certain properties were acquired by Realty’s clients. The related compensation and benefits were fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin, as adjusted, because they did not bear an economic cost to BlackRock.

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items listed above and also include the effect on deferred income tax expense attributable to changes in corporate income tax rates as a result of income tax law changes and a state tax election.

(4)	Percentage represents compounded annual growth rate (“CAGR”).

ASSETS UNDER MANAGEMENT

A summary of the Company’s AUM by product type for the years 2008 through 2013 is presented below:

	AUM by Product Type December 31,
(in millions)	2013	2012	2011	2010	2009	2008
Equity	$2,317,695	$1,845,501	$1,560,106	$1,694,467	$1,536,055	$203,292
Fixed income	1,242,186	1,259,322	1,247,722	1,141,324	1,055,627	481,365
Multi-asset	341,214	267,748	225,170	185,587	142,029	77,516
Alternatives	111,114	109,795	104,948	109,738	102,101	61,544
Long-term	4,012,209	3,482,366	3,137,946	3,131,116	2,835,812	823,717
Cash management	275,554	263,743	254,665	279,175	349,277	338,439
Advisory	36,325	45,479	120,070	150,677	161,167	144,995
Total	$4,324,088	$3,791,588	$3,512,681	$3,560,968	$3,346,256	$1,307,151

	Component Changes in AUM by Product Type Five Years Ended December 31, 2013
(in millions)	12/31/2008	Net New Business	Acquired AUM, net(1)	Market / FX	12/31/2013	5-Year CAGR
Equity	$203,292	$260,503	$1,061,801	$792,099	$2,317,695	63%
Fixed income	481,365	17,779	502,988	240,054	1,242,186	21%
Multi-asset	77,516	139,077	45,907	78,714	341,214	35%
Alternatives	61,544	(19,722)	68,351	941	111,114	13%
Long-term	823,717	397,637	1,679,047	1,111,808	4,012,209	37%
Cash management	338,439	(118,341)	53,616	1,840	275,554	(4%)
Advisory	144,995	(112,263)	(10)	3,603	36,325	(24%)
Total	$1,307,151	$167,033	$1,732,653	$1,117,251	$4,324,088	27%

(1)	Amounts include acquisition adjustments and reclassification of certain AUM acquired from BGI in December 2009, Swiss Re Private Equity Partners (“SRPEP”) in September 2012, Claymore Investments, Inc. (“Claymore”) in March 2012, Credit Suisse’s ETF franchise (“Credit Suisse ETF Transaction”) in July 2013, MGPA in October 2013 and other reclassifications to conform to current period combined AUM policy and presentation. Amounts also include BGI merger-related outflows due to manager concentration considerations prior to the third quarter of 2011 and outflows from scientific active equity performance prior to the second quarter of 2011. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the transaction.

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

At December 31, 2013, total AUM was $4.324 trillion, representing a CAGR of 27% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net new business and acquisitions, including BGI, which added approximately $1.844 trillion of AUM in December 2009, Claymore and SRPEP, which added $13.7 billion of AUM in 2012 and Credit Suisse and MGPA, which added $26.9 billion of AUM in 2013. These acquisitions significantly changed our AUM mix, from predominantly active fixed income and equity in 2008 to a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by client type, product type, investment style and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Client Type	Product Type	Client Region
☐ Retail	☐ Equity	☐ Americas
☐ iShares	☐ Fixed Income	☐ Europe, the Middle East and Africa (“EMEA”)
☐ Institutional	☐ Multi-asset	☐ Asia-Pacific
☐ Alternatives
☐ Cash Management

CLIENT TYPE

We serve a diverse mix of institutional and retail investors worldwide. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors; and retail investors. iShares is presented as a separate client type below, with investments in iShares by institutions and retail clients excluded from figures and discussions in their respective sections below.

Our organizational structure was designed to ensure that strong investment performance is our highest priority, and that we best align with our clients’ needs to capitalize on broader industry trends. Furthermore, our structure facilitates strong teamwork globally across both functions and regions in order to enhance our ability to leverage best practices to serve our clients and continue to develop our talent. Specifically, the client side of our business is organized into two groups: one comprising Retail and iShares and another comprising Institutional and BlackRock Solutions. The separation of the client functions into these two teams allows us to focus on the unique needs of these client groups by bringing the full capabilities of the firm to bear in an organized, cohesive approach. Additionally, our investments functions are split into five distinct strategies: Alpha, Beta, Multi-Asset, Alternatives and Trading/Liquidity.

	AUM by Investment Style & Client Type December 31, 2013
(in millions)	Retail	iShares	Institutional	Total
Active	$458,833	$—	$932,410	$1,391,243
Non-ETF Index	28,944	—	1,677,650	1,706,594
iShares	—	914,372	—	914,372
Long-term	487,777	914,372	2,610,060	4,012,209
Cash management	44,327	—	231,227	275,554
Advisory	11	—	36,314	36,325
Total AUM	$532,115	$914,372	$2,877,601	$4,324,088

Retail Investors

	Component Changes in AUM — Retail
(in millions)	12/31/2012	Net New Business	Adjustments(1)	Acquisitions(2)	Market / FX	12/31/2013
Equity	$164,748	$3,641	$13,066	$—	$21,580	$203,035
Fixed income	138,425	14,197	3,897	—	(5,044)	151,475
Multi-asset class	90,626	14,821	2,663	—	8,944	117,054
Alternatives	9,685	6,145	—	136	247	16,213
Long-term retail	$403,484	$38,804	$19,626	$136	$25,727	$487,777

(1)	Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail.

(2)	Amounts represent AUM acquired in the MGPA acquisition in October 2013.

BlackRock serves retail investors globally through separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $402.2 billion, or 82%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts (“SMAs”). The majority (94%) of long-term retail AUM is invested in active products, although this is impacted by the fact that iShares is shown separately. Retail represented 12% of long-term AUM at December 31, 2013 and 34% of long-term base fees for 2013.

The client base is also diversified geographically, with 70% of long-term AUM managed for investors based in the Americas, 24% in EMEA and 6% in Asia-Pacific at year-end 2013.

•	U.S. retail long-term net inflows of $21.3 billion, or 7% organic growth, were driven by flows into income products, with investors’ continued attraction to yield in a low rate environment, and a growing appreciation for duration risk. Multi-asset class products led flows with $10.0 billion of net inflows, driven by demand for our flagship Global Allocation and Multi-Asset Income funds. Fixed income net inflows of $9.4 billion reflected growing interest in unconstrained fixed income, with our Strategic Income Opportunities fund raising $6.9 billion. Our suite of six retail alternatives mutual funds continued to gain traction, raising $4.6 billion of net inflows, largely driven by our zero-duration liquid Global Long/Short Credit fund. This range of alternatives mutual funds now stands at $5.6 billion in AUM, and we are committed to broadening the distribution of alternatives funds to bring institutional-quality alternatives products to retail investors. Net inflows across multi-asset class, fixed income and alternatives were partially offset by equity net outflows of $2.8 billion, driven by historical performance-related redemptions from U.S. large cap equities, where we have implemented management changes to better meet our high performance standards. As of December 31, 2013, we are the leading U.S. manager by AUM of SMAs, the second largest closed-end fund manager and a top-ten manager by AUM and 2013 net flows of long-term open-end mutual funds[1]. In 2013, we were also the leading manager by net flows for long-dated fixed income mutual funds[1].

•	We have fully integrated our legacy retail and iShares retail distribution teams to create a unified client-facing presence. As retail clients increasingly use BlackRock’s capabilities in combination — active, alternative and passive — it is a strategic priority for BlackRock to coherently deliver these capabilities through one integrated team.
•	International retail long-term net inflows of $17.5 billion, representing 15% organic growth, were positive across major regions and diversified across asset classes. Equity net inflows of $6.4 billion were driven by strong demand for our top-performing European Equities franchise as investor risk appetite for the sector improved. Multi-asset class and fixed income products each generated net inflows of $4.8 billion, as investors looked to manage duration and volatility in their portfolios. In 2013, we were ranked as the third largest cross border fund provider[2]. In the United Kingdom, we ranked among the five largest fund managers[2].

iShares

	Component Changes in AUM — iShares
(in millions)	12/31/2012	Net New Business	Acquisition(1)	Market / FX	12/31/2013
Equity	$534,648	$74,119	$13,021	$96,347	$718,135
Fixed income	192,852	(7,450)	1,294	(7,861)	178,835
Multi-asset class	869	355	—	86	1,310
Alternatives(2)	24,337	(3,053)	1,645	(6,837)	16,092
Total iShares	$752,706	$63,971	$15,960	$81,735	$914,372

(1)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF acquisition in July 2013.

(2)	Amounts include commodity iShares.

iShares is the leading ETF provider in the world, with $914.4 billion of AUM at December 31, 2013, and was the top asset gatherer globally in 20133 with $64.0 billion of net inflows for an organic growth rate of 8%. Equity net inflows of $74.1 billion were driven by flows into funds with broad developed market exposures, partially offset by outflows from emerging markets products. iShares fixed income experienced net outflows of $7.5 billion, as the continued low interest rate environment led many liquidity-oriented investors to sell long-duration assets, which made up the majority of the iShares fixed income suite. In 2013, we launched several funds to meet demand from clients seeking protection in a rising interest rate environment by offering an expanded product set that includes four new U.S. funds, including short-duration versions of our flagship high yield and investment grade credit products, and short maturity and liquidity income funds. iShares alternatives had $3.1 billion of net outflows predominantly out of commodities. iShares represented 23% of long-term AUM at December 31, 2013 and 35% of long-term base fees for 2013.

iShares offers the most diverse product set in the industry with 703 ETFs at year-end 2013, and serves the broadest client base, covering more than 25 countries on five continents. During 2013, iShares continued its dual commitment to innovation and responsible product structuring by introducing 42 new ETFs, acquiring Credit Suisse’s 58 ETFs in Europe and entering into a critical new strategic alliance with Fidelity Investments to deliver Fidelity’s more than 10 million clients increased access to

iShares products, tools and support. Our alliance with Fidelity Investments and a successful full first year for the Core Series have deeply expanded our presence and offerings among buy-and-hold investors. Our broad product range offers investors a precise, transparent and low-cost way to tap market returns and gain access to a full range of asset classes and global markets that have been difficult or expensive for many investors to access until now, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•	U.S. iShares AUM ended at $655.6 billion with $41.4 billion of net inflows driven by strong demand for developed markets equities and short-duration fixed income. During the fourth quarter of 2012, we debuted the Core Series in the United States, designed to provide the essential building blocks for buy-and-hold investors to use in constructing the core of their portfolio. The Core Series demonstrated solid results in its first full year, raising $20.0 billion in net inflows, primarily in U.S. equities. In the United States, iShares maintained its position as the largest ETF provider, with 39% share of AUM[3].

•	International iShares AUM ended at $258.8 billion with robust net new business of $22.6 billion led by demand for European and Japanese equities, as well as a diverse range of fixed income products. At year-end 2013, iShares was the largest European ETF provider with 48% of AUM[3].

1	Simfund

2	Lipper FERI

3	BlackRock; Bloomberg

Institutional Investors

	Component Changes in AUM – Institutional
(in millions)	12/31/2012	Net New Business	Adjustments(1)	Acquisition(2)	Market / FX	12/31/2013
Active:
Equity	$129,024	$(16,504)	$—	$—	$26,206	$138,726
Fixed income	518,102	(3,560)	—	—	(9,433)	505,109
Multi-asset class	166,708	28,955	3,335	—	16,278	215,276
Alternatives	70,861	(9,819)	—	10,836	1,421	73,299
Active subtotal	884,695	(928)	3,335	10,836	34,472	932,410
Non-ETF Index:
Equity	1,017,081	8,001	(18,238)	—	250,955	1,257,799
Fixed income	409,943	8,321	(4,723)	—	(6,774)	406,767
Multi-asset class	9,545	(1,833)	—	—	(138)	7,574
Alternatives	4,912	777	—	—	(179)	5,510
Non-ETF Index subtotal	1,441,481	15,266	(22,961)	—	243,864	1,677,650
Long-term institutional	$2,326,176	$14,338	$(19,626)	$10,836	$278,336	$2,610,060

(1)	Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail and $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

(2)	Amounts represent AUM acquired in the MGPA acquisition in October 2013.

BlackRock’s institutional AUM is well diversified by both product and region, and we serve institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions, as described below.

Institutional active AUM ended the quarter at $932.4 billion, up $47.7 billion, or 5%, since year-end 2012. Institutional active represented 23% of long-term AUM and 21% of long-term base fees. Growth in AUM reflected continued strength in multi-asset class products with net inflows of $29.0 billion largely from defined contribution plans into target date offerings. Multi-asset class net inflows were offset by equity net outflows of $16.5 billion, with 70% of outflows coming from fundamental strategies, and fixed income net outflows of $3.6 billion, largely from U.S. intermediate duration mandates. Alternatives net outflows of $9.8 billion were primarily due to active currency redemptions of $6.5 billion and return of capital on opportunistic funds of $2.5 billion.

Institutional non-ETF index AUM totaled $1.678 trillion at December 31, 2013, reflecting net inflows of $15.3 billion. Flows were led by fixed income with net inflows of $8.3 billion, primarily into local currency, U.S. targeted duration and global bond mandates as clients rebalanced portfolios and captured gains in equity markets. Equities saw net inflows of $8.0 billion, primarily into global mandates, as clients increasingly looked to use passive vehicles for broad macro exposure. Institutional non-ETF index represented 42% of long-term AUM at December 31, 2013 and accounted for 10% of long-term base fees for 2013.

The Company’s institutional clients consist of the following:

•	Pensions, Foundations and Endowments. BlackRock is among the largest managers of pension plan assets in the world with $1.718 trillion, or 66%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2013.

Retirement is a key theme as longevity, aging populations and changing demographics worldwide are driving investment decisions. The market landscape is shifting from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $30.0 billion of long-term net inflows for the year, or 7% organic growth. Defined contribution net inflows were led by $20.5 billion into multi-asset class products, with our LifePath® target-date suite serving as a key component of our retirement solutions. In 2013, our LifePath franchise raised $23.9 billion in net inflows, a 38% organic growth rate. We ended 2013 with $526.4 billion in defined contribution AUM, and remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $59.9 billion, or 3% of long-term institutional AUM, was managed for other tax-exempt investors, including charities, foundations and endowments.

•	Official Institutions. We also managed $221.5 billion, or 8%, of long-term institutional AUM, for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2013. This specialty client group grew with long-term net new business of $22.7 billion for the year, primarily into passive equity mandates. These clients often require specialized investment policy advice, the use of customized benchmarks and training support.

•	Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $237.3 billion, or 9%, of institutional long-term AUM at year-end 2013, and contributed $5.7 billion of long-term net inflows. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $373.3 billion, or 14%, of long-term institutional AUM at year-end.

PRODUCT TYPE

Component changes in AUM by product type and investment style for 2013 are presented below.

(in millions)	12/31/2012	Net New Business	Adjustments(1)	Acquisitions(2)	Market / FX	12/31/2013
Equity:
Active	$287,215	$(15,377)	$—	$—	$45,424	$317,262
iShares	534,648	74,119	—	13,021	96,347	718,135
Fixed income:
Active	656,331	10,443	—	—	(14,565)	652,209
iShares	192,852	(7,450)	—	1,294	(7,861)	178,835
Multi-asset class	267,748	42,298	5,998	—	25,170	341,214
Alternatives:
Core	68,367	2,703	—	10,972	2,984	85,026
Currency and commodities	41,428	(8,653)	—	1,645	(8,332)	26,088
Subtotal	2,048,589	98,083	5,998	26,932	139,167	2,318,769
Non-ETF Index:
Equity	1,023,638	10,515	(5,172)	—	253,317	1,282,298
Fixed income	410,139	8,515	(826)	—	(6,686)	411,142
Subtotal non-ETF index	1,433,777	19,030	(5,998)	—	246,631	1,693,440
Long-term	3,482,366	117,113	—	26,932	385,798	4,012,209
Cash management	263,743	10,056	—	—	1,755	275,554
Advisory	45,479	(7,442)	—	—	(1,712)	36,325
Total AUM	$3,791,588	$119,727	$—	$26,932	$385,841	$4,324,088

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF acquisition in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

Long-term product offerings include active and passive strategies. Our active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile. We offer two types of active strategies: those that rely primarily on fundamental research and those that utilize primarily quantitative models to drive portfolio construction. In contrast, passive strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Passive strategies include both our institutional non-ETF index products and iShares ETFs.

Although many clients use both active and passive strategies, the application of these strategies may differ. For example, clients may use index products to gain exposure to a market or asset class. In addition, institutional non-ETF index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. This has the potential to exaggerate the significance of net flows in institutional index products on BlackRock’s revenues and earnings.

Equity

Year-end 2013 equity AUM of $2.318 trillion increased by $472.2 billion, or 26%, from the end of 2012, largely due to flows into U.S. and a range of international equity mandates reflecting investors’ increased risk appetite and the effect of higher market valuations. Equity AUM growth included $69.3 billion in net new business and $13.0 billion in new assets related to the Credit Suisse ETF acquisition in July 2013. Net new business of $69.3 billion was driven by net inflows of $74.1 billion and $10.5 billion into iShares and non-ETF index accounts, respectively. Passive inflows were offset by active net outflows of $15.4 billion, with net outflows of $9.9 billion and $5.5 billion from fundamental and scientific active equity products, respectively.

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

Fixed Income

Fixed income AUM ended 2013 at $1.242 trillion, declining $17.1 billion, or 1%, relative to December 31, 2012. The decline in AUM reflected $29.1 billion in market and foreign exchange losses, partially offset by $11.5 billion in net new business and $1.3 billion in new assets related to the Credit Suisse ETF acquisition. In 2013, net new business was led by strong flows into unconstrained fixed income offerings, such as our Strategic Income Opportunities fund, which had net inflows of $6.9 billion during the year, despite overall industry outflows from U.S. bond funds. Fixed income net inflows of $14.8 billion and $8.5 billion into fundamental and non-ETF index products, respectively, were partially offset by net outflows of $7.5 billion and $4.3 billion from iShares and model based strategies, respectively.

Multi-Asset Class

	Component Changes in Multi-Asset Class AUM
(in millions)	12/31/2012	Net New Business	Adjustments(1)	Market / FX	12/31/2013
Asset allocation and balanced	$140,160	$15,904	$—	$13,540	$169,604
Target date/risk	69,884	26,073	5,998	9,453	111,408
Fiduciary	57,704	321	—	2,177	60,202
Multi-asset	$267,748	$42,298	$5,998	$25,170	$341,214

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

BlackRock’s multi-asset class team manages a variety of balanced funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, currencies, bonds and commodities, and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Flows reflected ongoing institutional demand for our solutions-based advice with $27.1 billion, or 64%, of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows, and contributed $20.5 billion to institutional multi-asset class net new business in 2013, primarily into target date and target risk product offerings. Retail net inflows of $14.8 billion were driven by particular demand for our Global Allocation suite, which saw $6.3 billion of net inflows, and our Multi-Asset Income fund which raised $4.1 billion in 2013.

The Company’s multi-asset strategies include the following:

•	Asset allocation and balanced products represented 50% of multi-asset class AUM at year-end, with growth in AUM driven by net new business of $15.9 billion. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income suites.

•	Target date and target risk products grew 37% organically in 2013. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans accounting for over 80% of AUM. The remaining 10% of target date and target risk AUM consisted of retail client investments. Flows were driven by defined contribution investments in our LifePath and LifePath Retirement Income® offerings, and included $10.4 billion of assets related to two large LifePath open-architecture assignments where we provide customized asset allocation glidepaths, direct asset management and model the use of third-party managers. LifePath products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

•	Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of plan management. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

Alternatives

	Component Changes in Alternatives AUM
(in millions)	12/31/2012	Net New Business	Acquisitions(1)	Market / FX	12/31/2013
Core:
Hedge Funds	$26,636	$4,440	$—	$1,102	$32,178
Funds of Funds	29,083	(1,358)	—	1,111	28,836
Real Estate and Hard Assets	12,648	(379)	10,972	771	24,012
Subtotal Core	68,367	2,703	10,972	2,984	85,026
Currency and commodities	41,428	(8,653)	1,645	(8,332)	26,088
Alternatives	$109,795	$(5,950)	$12,617	$(5,348)	$111,114

(1)	Amounts represent AUM acquired in the Credit Suisse ETF acquisition in July 2013 and AUM acquired in the MGPA acquisition in October 2013.

The BlackRock Alternative Investors (“BAI”) group coordinates our alternative investment efforts, including product management, business development and client service. Our alternatives products fall into two main categories — core and currency and commodities. Core includes hedge funds, funds of funds (hedge funds and private equity), real estate and hard asset offerings. The products offered under the BAI umbrella are described below.

We continued to make significant investments in our alternatives platform as demonstrated by our acquisition of MGPA, which doubled the size of our real estate investment advisory platform in addition to extending our real estate debt and equity investment capabilities to Asia-Pacific and Europe, and the build out of our alternatives retail platform, which now stands at $16.2 billion in AUM. We believe that as alternatives become more conventional and investors adapt their asset allocation strategies to best meet their investment objectives, they will further increase their use of alternative investments to complement core holdings, and as a top 10 alternative provider4 our highly diversified $111.1 billion alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

Core.

•	Hedge Funds net inflows of $4.4 billion were led by net inflows of $5.9 billion into single-strategy hedge funds. Single-strategy net inflows were driven by net inflows of $4.6 billion into retail alternative mutual funds, paced by our zero-duration liquid Global Long/Short Credit fund. Single-strategy net inflows were offset by return of capital of $2.5 billion on opportunistic funds, largely due to a partial liquidation of an opportunistic 2007 vintage closed-end mortgage fund. Hedge fund AUM includes a variety of single-strategy, multi-strategy, and global macro, as well as portable alpha, distressed and opportunistic offerings. Products include both open-end hedge funds and similar products, and closed-end funds created to take advantage of specific opportunities over a defined, often longer-term investment horizon.

•	Funds of Funds AUM included $16.9 billion in funds of hedge funds and hybrid vehicles and $11.9 billion in private equity funds of funds. Net outflows of $1.4 billion were predominantly from funds of hedge funds.

•	Real Estate and Hard Assets AUM grew 90% compared to year-end 2012, primarily due to $11.0 billion in new assets from the acquisition of MGPA. Offerings include high yield debt and core, value-added and opportunistic equity portfolios and renewable power funds. We continued to grow our real estate platform and product offerings with the acquisition of MGPA.

During 2013, we secured $6 billion of alternatives commitments in offerings including infrastructure, strategic credit and funds of funds. The majority of these commitments are unfunded and are expected to be deployed in future quarters.

Currency and Commodities. AUM in currency and commodities declined 37% compared to year-end 2012, reflecting net outflows of $8.7 billion, primarily from low fee active currency mandates. Currency and commodities products include a range of active and passive products. Our iShares commodities products represented $16.1 billion of AUM, including $1.6 billion acquired from Credit Suisse, and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $275.6 billion at December 31, 2013, of which $114.7 billion was in prime strategies, up $11.8 billion, or 4%, from year-end 2012. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios are denominated in U.S. dollar, Canadian dollar, Australian dollar, Euro or British pound. We generated net inflows of $10.1 billion during 2013, and continue to face headwinds around the uncertainty of future regulatory changes and a near zero interest rate environment. We provided new solutions and choices for our clients by launching ultra-short duration products in the United States, which address the immediate challenge of a continuing low interest rate environment as well as provide valuable investment alternatives in the wake of money market fund regulatory change. In Europe, we launched a non-rated Euro liquidity fund. Further, some existing products were re-structured with features to address negative yields, should they occur.

CLIENT REGION

	AUM by Product Type & Client Region December 31, 2013
(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$1,467,252	$660,602	$189,841	$2,317,695
Fixed income	702,608	436,124	103,454	1,242,186
Multi-asset class	214,895	110,524	15,795	341,214
Alternatives	56,490	35,923	18,701	111,114
Long-term	2,441,245	1,243,173	327,791	4,012,209
Cash management	189,359	83,207	2,988	275,554
Advisory	24,925	9,397	2,003	36,325
Total	$2,655,529	$1,335,777	$332,782	$4,324,088

	Component Changes in AUM – Client Region
(in millions)	12/31/2012	Net New Business	Acquisitions(1)	Market / FX	12/31/2013
Americas	$2,326,482	$76,017	$4,282	$248,748	$2,655,529
EMEA	1,158,261	38,743	20,536	118,237	1,335,777
Asia-Pacific	306,845	4,967	2,114	18,856	332,782
Total AUM	$3,791,588	$119,727	$26,932	$385,841	$4,324,088

(1)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF acquisition in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

4	Towers Watson, July 2013

Our footprint in each of these regions reflects strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

Americas. Net new business in long-term products of $72.1 billion was driven by equity and multi-asset class net inflows of $53.3 billion and $36.1 billion, respectively, which were partially offset by fixed income and alternatives net outflows of $13.0 billion and $4.3 billion, respectively. During the year, we served clients through offices in 33 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA. During the year, clients awarded us long-term net new business of $41.3 billion, including inflows from investors in 22 countries across the region. EMEA net new business was led by equity net inflows of $20.1 billion as clients began to re-risk in the face of improving confidence in European markets. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Malaysia, Singapore, Taiwan and Korea, and joint ventures in China and India. Long-term net new business of $3.8 billion was led by fixed income and multi-asset class net inflows of $8.7 billion and $1.2 billion, respectively, partially offset by equity and alternatives net outflows of $4.2 billion and $1.9 billion, respectively.

INVESTMENT PERFORMANCE

Investment performance across active and passive products as of December 31, 2013 was as follows:

	One-year period	Three-year period	Five-year period
Fixed Income:
Actively managed products above benchmark or peer median
Taxable	70%	82%	87%
Tax-exempt	48%	65%	65%
Passively managed products within or above tolerance	97%	99%	91%
Equity:
Actively managed products above benchmark or peer median
Fundamental	52%	49%	50%
Scientific	93%	91%	85%
Passively managed products within or above tolerance	94%	98%	94%

Product Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2013 and is based on preliminarily data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including U.S. registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2013. The performance data does not include accounts terminated prior to December 31, 2013 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for U.S. retail, institutional and high net worth separate accounts as well as EMEA institutional separate accounts, and net of fee for European domiciled retail funds. The performance tracking shown for institutional index accounts is based on gross-of-fee performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2013 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions. The information reported may differ slightly from that reported previously due to the increased number of accounts that have been verified since the last performance disclosure. BlackRock considers these differences to be not material.

Source of performance information and peer medians is BlackRock, Inc. and is based in part on data from Lipper Inc. for U.S. funds and Morningstar, Inc. for non-U.S. funds.

BLACKROCK SOLUTIONS

BlackRock Solutions offers investment management technology systems, risk management services and advisory services on a fee basis. Aladdin is our proprietary technology platform, which serves as the risk management system for both BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting capabilities via the Green Package® and risk management advisory services; interactive fixed income analytics through our web-based calculator, AnSer®; middle and back office outsourcing services; and investment accounting. BRS’ Financial Markets Advisory (“FMA”) group provides services such as valuation and risk assessment of illiquid assets, portfolio restructuring, workouts and dispositions of distressed assets and financial and balance sheet strategies, for a wide range of global clients.

BlackRock Solutions record revenues of $577 million were up 11% year over year. Our Aladdin business, which represented 73% of BRS revenue for the year, signed more than 15 new clients in 2013, and continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin business assignments are typically long-term contracts that provide significant recurring revenue.

Our FMA group signed more than 50 new assignments during the year and continued to post strong revenues, even as the business transitions from a “crisis management” emphasis to a more institutionalized advisory business model, with a strong focus on helping clients navigate and implement requirements for the new regulatory environment. Advisory AUM decreased 20% to $36.3 billion, driven by $7.4 billion of planned client distributions reflecting our continued success in disposing of assets for clients at, or above, targeted levels.

At year-end, BRS served clients, including banks, insurance companies, official institutions, pension funds, asset managers and other institutional investors across North America, Europe, Asia and Australia.

SECURITIES LENDING

Securities lending is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. The cash management team invests the cash we receive as collateral for securities on loan in other portfolios. Fees for securities lending can be structured as a share of earnings and/or as a management fee based on a percentage of the value of the cash collateral. The value of the securities on loan and the revenue earned is captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $156 billion, up from $134 billion at year-end 2012. Liability spreads declined from elevated 2012 levels, as the proportion of “special collateral,” securities commanding premium lending fees, declined due to low idiosyncratic risk, low single stock volatility and lack of M&A activity.

BlackRock employs a conservative investment style for cash and securities lending collateral that emphasizes quality, liquidity and interest rate risk management. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. BlackRock’s Cash Management Credit Committee has established risk limits, such as aggregate issuer exposure limits and maturity limits, across many of the products BlackRock manages, including over all of its cash management products. In the ordinary course of our business, there may be instances when a portfolio may exceed an internal risk limit or when an internal risk limit may be changed. No such instances, individually or in the aggregate, have been material to the Company. To the extent that daily evaluation/reporting of the profile of the portfolios identifies that a limit has been exceeded, the relevant portfolio will be adjusted. To the extent a portfolio manager would like to obtain a temporary waiver of a risk limit, the portfolio manager must obtain approval from the credit research team, which is independent from the cash management portfolio managers. While a risk limit may be waived, such temporary waivers are infrequent.

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

GEOGRAPHIC INFORMATION

At December 31, 2013, BlackRock served clients in more than 100 countries across the globe, including the United States, the United Kingdom and Japan.

The following table illustrates the Company’s total revenue for 2013, 2012 and 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions) Revenue	2013	2012	2011
Americas	$6,829	$6,429	$6,064
Europe	2,832	2,460	2,517
Asia-Pacific	519	448	500
Total revenue	$10,180	$9,337	$9,081

The following table illustrates the Company’s long-lived assets, including goodwill and property and equipment at December 31, 2013, 2012 and 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions) Long-lived Assets	2013	2012	2011
Americas	$13,204	$13,238	$13,133
Europe	214	166	123
Asia-Pacific	87	63	73
Total long-lived assets	$13,505	$13,467	$13,329

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe is primarily comprised of the United Kingdom. Asia-Pacific is comprised of Japan, Australia, Singapore, Hong Kong, Taiwan, Korea, India, Malaysia and China.

EMPLOYEES

At December 31, 2013, BlackRock had a total of approximately 11,400 employees, including approximately 5,400 located in offices outside the United States. Consistent with our commitment to continually expand and enhance our talent base to support our clients, we added approximately 900 employees during the year, including in strategic focus areas.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations both in and outside the United

States, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust customers of BlackRock Institutional Trust Company, N.A. (“BTC”), PNC and its bank subsidiaries and their customers, and the financial system. Under these laws and regulations, agencies that regulate investment advisers, investment funds and bank holding companies and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines both for individuals and the Company. The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

REGULATORY REFORM

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be fully implemented. The continued adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock and other financial services firms. The DFA may significantly change BlackRock’s operating environment and the financial markets in general in unpredictable ways. It is not possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon BlackRock’s business, financial condition, and results of operations. Among the potential impacts, provisions of the DFA referred to as the Volcker Rule will affect the extent to which BlackRock invests in and transacts with certain of its investment funds, including private equity funds, hedge funds and funds of funds. The impact of the Volcker Rule on liquidity and pricing in the broader financial markets is unknown at this time. For a further discussion of the Volcker Rule, see “Item 1A — Risk Factors — Legal and Regulatory Risks.” In addition, BlackRock could be designated a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). If BlackRock were designated a SIFI, it could be subject to enhanced prudential, supervisory and other requirements, such as risk-based capital requirements; leverage limits; liquidity requirements; resolution plan and credit exposure report requirements; concentration limits; a contingent capital requirement; enhanced public disclosures; short-term debt limits; and overall risk management requirements. Further, new regulations under the DFA relating to regulation of swaps and derivatives will impact the manner by which BlackRock-advised funds and accounts use and trade swaps and other derivatives, and may significantly increase the costs of derivatives trading. Similarly, BlackRock’s management of funds and accounts that use and trade swaps and derivatives could be adversely impacted by recently adopted changes to the Commodity Futures Trading Commission’s (the “CFTC”) regulations. These rule changes include those concerning, among other things, the registration and regulation of commodity pool operators and commodity trading advisors (and the accompanying registration and regulation of such entities by the National Futures Association (the “NFA”)), the registration status of dealer counterparties and other counterparties who are major participants in the swap markets, and requirements concerning mandatory clearing of certain swap transactions. Jurisdictions outside the United States in which BlackRock operates are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have a similar impact on BlackRock and the broader markets.

The DFA and its regulations, and other new laws or regulations, or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities; require BlackRock to change certain business practices; divert management’s time and attention from BlackRock’s business activities to compliance activities; and expose BlackRock to additional costs (including compliance and tax costs) and liabilities, as well as reputational harm. For example, in addition to regulatory changes mandated by the DFA, the Securities and Exchange Commission (the “SEC”) continues to review the role of and risks related to, money market funds and has indicated that it may adopt additional regulations. Some of the proposed changes, if adopted, could significantly alter money market fund products and the entire money market fund industry. In 2012, the Office of the Comptroller of the Currency of the United States (the “OCC”) amended the regulations governing bank-maintained short-term investment funds (“STIFs”) to include new disclosure requirements regarding portfolio holdings and to more closely align portfolio limitations, such as maximum weighted average maturity and weighted average life, with those applicable to SEC registered money market funds. Similarly, the SEC continues to review the distribution fees paid to mutual fund distributors under Rule 12b-1 under the Investment Company Act of 1940 (the “Investment Company Act”), which are important to a number of the mutual funds BlackRock manages. Any changes to 12b-1 fees would alter the way BlackRock’s distribution partners distribute BlackRock products. Additionally, the SEC, the Internal Revenue Service (“IRS”) and the CFTC each continue to review the use of futures and derivatives by mutual funds, and such reviews could result in regulations that further limit the use of futures and derivatives by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions. In addition, BlackRock has begun reporting certain information about a number of its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. Still another example of changes in the regulatory landscape was the IRS’ implementation of Foreign Account Tax Compliance Act (“FATCA”). FATCA was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. Final regulations were issued by the IRS on January 17, 2013, with the earliest effective dates beginning on July 1, 2014. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which BlackRock does business. While many of these IGAs have been put into place, others have yet to be concluded. FATCA could cause the Company to incur significant administrative and compliance costs and subject clients to U.S. tax withholding.

An example of changes in the regulatory landscape in Europe is the European Union (“EU”) Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011 and was required to be implemented by EU member states by July 22, 2013. The AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD also regulates the marketing of all AIFs inside the European Economic Area (the “EEA”). In general, the AIFMD will have a staged implementation between mid-2013 and 2018. Compliance with the AIFMD’s requirements will restrict AIF marketing and will place additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management.

Globally, regulators are examining the potential risks in ETFs and may impose additional regulations on ETFs, including requirements to promote increased transparency and to limit the ability of ETFs to utilize derivatives. The International Organization of Securities Commissions published principles for regulatory oversight of financial benchmarks in 2013, with standards applying to methodologies for benchmark calculation, and transparency and governance issues in the benchmarking process; some national and regional regulators are currently reviewing how to apply these principles, with a draft European Regulation published in September 2013. Any of these regulatory changes could also lead to business disruptions, could materially and adversely impact the value of assets in which BlackRock has invested directly and/or on behalf of clients, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses or distinguish itself from competitors.

Additional legislation, changes in rules promulgated by regulators and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and regulations may directly affect the method of operation and profitability of BlackRock. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. See the “— Non-U.S. Regulation” section below for a further discussion of regulatory reforms being considered and/or adopted outside of the United States.

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

The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

BlackRock has seven subsidiaries that are registered as commodity pool operators (“CPOs”) and/or commodity trading advisors with the CFTC and are members of the NFA. Additional BlackRock entities may need to register as a CPO or commodity trading advisor as a result of recently enacted regulatory changes by the CFTC. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the DFA, in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”) and BlackRock Execution Services, are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”) and a member of the Municipal Securities Rulemaking Board (“MSRB”) subject to MSRB rules.

U.S. BANKING REGULATION

PNC is a bank holding company and regulated as a “financial holding company” by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). As described in “Item 1-Business”, PNC owns approximately 22% of BlackRock’s capital stock. Based on the Federal Reserve’s current interpretation of the BHC Act, this ownership interest causes BlackRock to be treated as a non-bank subsidiary of PNC for purposes of the BHC Act and therefore subject to the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to PNC, including the Volcker Rule. The supervision and regulation of PNC and its subsidiaries under applicable banking laws is intended primarily for the protection of its banking subsidiaries, its depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, and the financial system as a whole, rather than for the protection of stockholders, creditors or clients of PNC or BlackRock. PNC’s relationships and good standing with its regulators are important to the conduct of BlackRock’s business. BlackRock may also be subject to foreign banking laws and supervision that could affect its business.

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

BlackRock generally may conduct only activities that are authorized for a financial holding company under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, only to the extent consistent with applicable law and regulatory interpretations. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. There are limits on the ability of bank subsidiaries of PNC to extend credit to or conduct other transactions with BlackRock or its funds. PNC and its subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses.

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

Any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Such a change of status could be caused by any failure of PNC or one of PNC’s bank subsidiaries to remain “well capitalized” and “well managed,” by any examination downgrade of one of PNC’s bank subsidiaries, or by any failure of one of PNC’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act.

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

The Financial Conduct Authority (the “FCA”) currently regulates certain BlackRock subsidiaries in the United Kingdom, and branches of its U.K. regulated entities in the EU, and the Prudential Regulation Authority (the “PRA”) also regulates one BlackRock subsidiary in the United Kingdom. Authorization by the FCA and/or the PRA is required to conduct any financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules made under that Act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements imposed on firms. The FCA supervises the Company’s U.K.-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and thematic based reviews — in order to monitor the Company’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries and/or its employees.

In addition to the above, the Company’s U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the EEA, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. Revised obligations on capital resources for banks and certain investment firms apply as of January 1, 2014. These include requirements not only on capital, but address matters of governance and remuneration as well. These will have a direct effect on some of BlackRock’s European operations. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

The United Kingdom has adopted the MiFID rules into national legislation and FCA regulations, as have those other European jurisdictions in which BlackRock has a presence (excluding Switzerland which is not part of the EU or EEA). A review of MiFID by the European Commission has led to the publication of a draft amended Directive and a draft new Markets in Financial Instruments Regulation. The proposals, which are currently being finalized, are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. They may affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and may control the activities of algorithmic trading. The proposals may also result in changes to conduct of business requirements including selling practices, intermediary inducements and client categorization. The proposals also envisage giving the European Commission power to ban certain products and services. A further EU regulation, Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories, was adopted in August 2012, and requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts from February 2014.

In addition, the FCA will introduce rules in April 2014 that ban payments by product providers to distribution platforms for both advised and non-advised business. These rules follow on from the retail distribution review that came into effect in December 2012 and changed how retail clients pay for investment advice. The FCA also has proposed a prohibition on the use of dealing commissions to pay for corporate access. Final rules are expected to be issued in mid-2014 along with a discussion paper on the broader use of dealing commissions.

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

The European Commission has also published proposals to replace the Market Abuse Directive with a regulation on insider dealing and market manipulation and with an accompanying directive on criminal sanctions. The Regulation has now been largely agreed, but an implementation date remains outstanding as it will be linked to the commencement of the revised MiFID rules.

The next iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS IV”), was required to be adopted in the national law of each EU member state by July 1, 2011. The United Kingdom has adopted UCITS IV requirements into national legislation and FCA regulation. Luxembourg and Ireland have also adopted UCITS IV into their national legislation. However, several other EU member states are still in various stages of the adoption process. UCITS IV introduced new requirements including a requirement on UCITS funds to provide a key investor information document. Recent European Commission consultations have addressed retail investor protection issues, including UCITS V, which considers, among other items, custodial liability, and UCITS VI, which includes proposals on depositaries and product management. A separate proposed regulation on money market funds has also been published and would, if adopted, have a significant impact on BlackRock’s European money market fund offerings.

Proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs though a separate EU legislative process.

The European Securities and Markets Authority (“ESMA”) has published guidelines on ETFs and other UCITS issues in February 2013, which introduce new collateral management requirements for UCITS concerning collateral received in the context of derivatives using Efficient Portfolio Management techniques and OTC derivative transactions. These rules will require significant changes and implementation is due by February 2014.

Certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”), and a group of Member States also could adopt a FTT under an EU Enhanced Cooperation procedure that would apply in those Member States. In general, any tax on securities and derivatives transactions would likely have a negative impact on the liquidity of the securities and derivatives markets, could diminish the attractiveness of certain types of products that we manage in those countries and could cause clients to shift assets away from such products. A FTT could significantly increase the operational costs of our entering into, on behalf of our clients, securities and derivatives transactions that would be subjected to a FTT, which would adversely impact our revenues.

For the insurance sector, the Solvency II process will increase the amount of capital that insurers will have to set aside and will have an indirect effect on fund managers with insurance clients. The Solvency II process has been delayed from an original compliance date of January 1, 2014 but agreement has now been confirmed for implementation on January 1, 2016.

In addition to the FCA, the activities of certain BlackRock subsidiaries, branches, and representative offices are overseen by financial services regulators in Germany, The Netherlands, Ireland, Luxembourg, Switzerland, Isle of Man, Jersey, France, Belgium, Italy, Poland, South Africa, Spain and Sweden. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements. Other BlackRock subsidiaries, branches, and representative offices are regulated in Japan, Australia, China, Hong Kong, Singapore, Taiwan, South Korea, India, Dubai, Cayman Islands, Brazil, Chile, Mexico and Canada.

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

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the regulated subsidiaries licenses in Australia.

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

There are parallel legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries are authorized to conduct business. Among the various international regulations to which BlackRock is subject, are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company.

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

Item 1A. Risk Factors

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market, operating and compliance risks, BlackRock’s business, financial condition, operating results and nonoperating results could be materially adversely affected and the Company’s stock price could decline as a result of any of these risks and uncertainties, including the ones discussed below.

MARKET AND EXTERNAL RISKS

Changes in the value levels of the capital, commodities or currency markets or other asset classes could adversely impact revenues and earnings.

BlackRock’s investment management revenues are primarily comprised of fees based on a percentage of the value of assets under management (“AUM”) and, in some cases, performance fees normally expressed as a percentage of the returns in excess of a benchmark. Numerous factors, including movements in equity, debt, commodity, real estate and alternative investment asset prices, interest rates or foreign exchange rates could cause:

•	the value of AUM to decrease;

•	the returns realized on AUM to decrease;

•	clients to withdraw funds in favor of products that they perceive offer greater opportunity than BlackRock’s products;

•	clients to rebalance assets away from products that BlackRock manages into products that it may not manage;

•	clients to rebalance assets away from products that earn higher fees into products with lower fees; and

•	an impairment to the value of intangible assets and goodwill.

The occurrence of any of these events could result in lower investment advisory, management, administration and performance fees and cause the Company’s revenues and earnings to decline.

Competitive fee pressures could reduce revenues and profit margins.

The investment management industry is highly competitive and has relatively low barriers to entry. To the extent that BlackRock is forced to compete on the basis of price, fee reductions on existing or future new business could cause revenues and profit margins to decline.

Failure of other financial institutions could adversely affect BlackRock’s earnings.

The products and accounts that BlackRock manages have exposure to many different industries and counterparties, and BlackRock routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Many of these transactions expose BlackRock’s products and accounts to credit risk in the event of default of its counterparty. While BlackRock regularly assesses risks posed by these counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform. Such a failure could negatively impact the performance of BlackRock’s products and accounts, which could lead to the loss of clients and a decline in BlackRock’s revenues and earnings.

The failure or negative performance of products of other financial institutions could lead to reduced AUM in similar products of BlackRock without regard to the performance of BlackRock’s products.

The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products of BlackRock without regard to the performance of BlackRock’s products. Such a negative perception could lead to withdrawals, redemptions and liquidity issues in such products and have a material adverse impact on the Company’s AUM, revenues and earnings.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients and the liquidation of certain funds may be accelerated at the option of investors.

Separate account and commingled trust clients may terminate their investment management contracts with BlackRock or withdraw funds on short notice. The Company experiences routine turnover in commingled trust funds and separate accounts and could, in the future, lose significant AUM in funds and accounts due to various circumstances such as adverse market conditions, fee competition or poor performance.

Additionally, BlackRock manages its U.S. mutual funds, closed-end and exchange-traded funds under management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually and may be terminated by them without cause on short notice. Certain additional services, such as securities lending, also require approval by the funds’ boards of directors annually. A majority of the directors of each such fund are independent from BlackRock. Consequently, there can be no assurance that the board of directors of each fund managed by the Company will not terminate BlackRock or will approve the fund’s management contract each year or will not condition its approval on the terms of the management contract being revised in a way that is adverse to the Company.

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

As a result of BlackRock’s extensive international business activities, the Company faces associated operational, regulatory, reputational and foreign exchange rate risks. The failure of the Company’s systems of internal control to properly mitigate such additional risks, or of its operating infrastructure to support such international activities, could result in operational failures and regulatory fines or sanctions, which could cause the Company’s earnings to decline.

RISKS RELATED TO BLACKROCK’S BUSINESS AND INTERNAL OPERATIONS

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

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenues is derived from performance fees on investment and risk management advisory assignments. Performance fees represented

$561 million, or 6%, of total revenue for the year ended December 31, 2013. In most cases, performance fees are based on relative or absolute investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods.

Changes in the value of seed and co-investments that BlackRock owns could affect BlackRock’s nonoperating income or earnings and could increase the volatility of its earnings.

At December 31, 2013, BlackRock’s net economic investment exposure of approximately $1.6 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments”) primarily resulted from co-investments and seed investments in its sponsored investment funds. A decline in the prices of equity or debt securities, or the value of real estate or other alternative investments could lower the value of these investments, increase the volatility of BlackRock’s earnings and, if such prices decline or BlackRock realizes losses, could result in a decline in earnings.

Additionally, the Company may generate realized and unrealized capital losses on such seed investments and co-investments. U.S. Federal realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company has unrealized capital losses for which a deferred tax asset has been established. In the event such unrealized losses are realized, the Company may not be able to offset such losses within the carryback or carryforward period or from future realized capital gains, in which case the deferred tax asset will not be realized. The failure to utilize the deferred tax asset could materially increase BlackRock’s income tax expense.

Failure to maintain adequate infrastructure and a technological advantage could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The Company’s infrastructure, including its technological capacity, data centers, and office space, is vital to the competitiveness of its business. The failure to maintain an adequate infrastructure commensurate with the size and scope of its business, including any expansion, or the outage or failure of existing infrastructure, could materially impact operations and impede the Company’s productivity and growth, which could cause the Company’s earnings to decline or could impact the Company’s ability to comply with regulatory obligations leading to regulatory fines and sanctions.

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

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in BlackRock’s earnings.

BlackRock is dependent on the effectiveness of its information and cyber security policies, procedures and capabilities to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings.

Failure to maintain adequate business continuity plans could have a material adverse impact on BlackRock and its products.

A significant portion of BlackRock’s critical business operations is concentrated in a few geographic areas, including San Francisco, California, New York, New York and London, England. A major earthquake, hurricane, fire, terrorist act or other catastrophic event in any of these locations could result in disruption to the business. The failure of the Company to maintain updated adequate business continuity plans, including secure backup facilities, systems and personnel could impede the Company’s ability to operate during, or could effect, a disruption, which could cause the Company’s earnings to decline.

Failure to maintain adequate liquidity for general business operations could adversely impact BlackRock’s financial condition and growth prospects.

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its ability to maintain and grow AUM, its creditworthiness and operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing strategic and business initiatives. BlackRock’s access to capital markets and its ability to issue public or private debt on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings as well as changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing could adversely impact BlackRock’s financial condition and prospects for growth.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against BlackRock and loss of revenues due to client terminations.

When clients retain BlackRock to manage assets or provide products or services on their behalf, they typically specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or in its clients seeking to recover losses, withdrawing their assets or terminating their contracts, any of which could cause the Company’s AUM, revenues and earnings to decline.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely impact product performance and client relationships.

BlackRock employs various quantitative models to support its investment decisions and allocations, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on BlackRock’s business and reputation.

The determination to provide support to particular products from time to time may reduce earnings or other investments in the business.

BlackRock may, at its option, from time to time support investment products through capital or credit support or indemnifications. Such support and indemnifications utilize capital that would otherwise be available for other corporate purposes. Losses or prohibitions on such support and indemnifications, or failure to have or devote sufficient capital to support products, could have an adverse impact on revenues and earnings.

Failure to manage risks in operating BlackRock’s securities lending program for clients could lead to a loss of clients and a decline in revenues and liquidity.

On behalf of certain clients, BlackRock lends securities to banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock must manage risks associated with (i) ensuring that the value of the collateral held against the securities on loan does not decline in value or become illiquid and that its nature and value complies with regulatory requirements and investment requirements; (ii) the potential that a borrower defaults or does not return a loaned security on a timely basis; and (iii) errors in the settlement of securities, daily mark-to-market valuations and collateral collection. The failure of the Company’s controls to mitigate these risks could result in financial losses for the Company’s clients that participate in its securities lending programs as well as for the Company.

The determination to provide securities lending indemnifications may reduce earnings or other investments in the business.

BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of a potential default be insufficient to cover the borrower’s obligations under the securities lending agreement. These indemnifications cover only the collateral shortfall, and do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which securities lending cash collateral is invested. The amount of securities on loan as of December 31, 2013 and subject to indemnification was $118.3 billion. BlackRock held, as agent, cash and securities totaling $124.6 billion as collateral for indemnified securities on loan at December 31, 2013. BlackRock expects indemnified balances to continue to increase over time. The failure of the Company to mitigate these risks could result in financial losses for the Company’s clients that participate in its securities lending programs as well as for the Company.

Failure to establish adequate controls and risk management policies, or fraud, or the circumvention of controls and policies, could have an adverse effect on BlackRock’s reputation and financial position.

Although BlackRock has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks, it cannot assure that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to its businesses. BlackRock is subject to the risk that its employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with the Company’s controls, policies and procedures. Persistent or repeated attempts involving fraud, conflicts of interests or circumvention of policies and controls could have a materially adverse impact on BlackRock’s reputation and could lead to costly regulatory inquiries.

Additional acquisitions may decrease earnings and harm the Company’s competitive position if not successful.

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included hiring smaller-sized investment teams, acquisitions of investment management businesses, such as MGPA and Credit Suisse’s ETF franchise, and other small and medium-sized strategic acquisitions to expand geographical reach, access new clients or pursue other business and financial opportunities. These strategies may not be effective, and failure to successfully develop and implement these strategies may decrease earnings and harm certain aspects of the Company’s competitive position in the investment management industry. These strategic transactions also involve a number of financial accounting, tax, regulatory and operational challenges and uncertainties, including the assumption of pre-existing liabilities, and failure to identify and mitigate associated risks through due diligence and indemnification provisions could adversely impact BlackRock’s earnings and reputation. In the event BlackRock pursues additional acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices, and it may not be able to successfully integrate or realize the intended benefits from such acquisitions.

The development of new products and services may expose BlackRock to additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to develop, market and manage new investment products and services. The development and introduction of new products and services may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. Failure to successfully manage these risks may cause BlackRock’s revenues and costs to fluctuate and could have an adverse impact on its business and reputation.

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

RISKS RELATED TO KEY RELATIONSHIPS

The failure of a key vendor to BlackRock to fulfill its obligations could have a material adverse effect on BlackRock and its products.

BlackRock depends on a number of key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles and other operational needs. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational and regulatory issues for the Company and in certain of its products, which could result in reputational harm and financial losses for the Company.

Bank of America/Merrill Lynch is an important distributor of BlackRock’s products, and the Company is, therefore, subject to risks associated with the business of Bank of America/Merrill Lynch.

Under a global distribution agreement entered into with Merrill Lynch in 2006, Merrill Lynch, which merged with Bank of America on January 1, 2009, provides distribution, portfolio administration and servicing for certain BlackRock investment management products and services through its various distribution channels. The Company may not be successful in distributing products through Merrill Lynch or in distributing its products and services through other third-party distributors. If BlackRock is unable to distribute its products and services successfully or if it experiences an increase in distribution-related costs, BlackRock’s business, results of operations or financial condition may be materially and adversely affected.

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

PNC has agreed to vote as a stockholder in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of PNC.

As discussed in our proxy statement, PNC has agreed to vote all of its voting shares in accordance with the recommendation of BlackRock’s Board of Directors in accordance with the provisions of its stockholder agreement with BlackRock. As a consequence, if the shares held by PNC constitute a substantial portion of the outstanding voting shares, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will have a substantial number of shares voted in accordance with the determination of the BlackRock Board of Directors. This arrangement has the effect of concentrating a significant block of voting control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board. At December 31, 2013, PNC owned approximately 20.9% of BlackRock’s voting common stock.

As discussed in our proxy statement, pursuant to our stockholder agreement with PNC, the following may not be done without prior approval of all of the independent directors, or at least two-thirds of the directors, then in office:

•	appointment of a new Chief Executive Officer of BlackRock;

•	any merger, issuance of shares or similar transaction in which beneficial ownership of a majority of the total voting power of BlackRock capital stock would be held by persons different than those currently holding such majority of the total voting power, or any sale of all or substantially all assets of BlackRock;

•	any acquisition of any person or business which has a consolidated net income after taxes for its preceding fiscal year that equals or exceeds 20% of BlackRock’s consolidated net income after taxes for its preceding fiscal year if such acquisition involves the current or potential issuance of BlackRock capital stock constituting more than 10% of the total voting power of BlackRock capital stock issued and outstanding immediately after completion of such acquisition;

•	any acquisition of any person or business constituting a line of business that is materially different from the lines of business BlackRock and its controlled affiliates are engaged in at that time if such acquisition involves consideration in excess of 10% of the total assets of BlackRock on a consolidated basis;

•	except for repurchases otherwise permitted under the stockholder agreement, any repurchase by BlackRock or any subsidiary of shares of BlackRock capital stock such that after giving effect to such repurchase BlackRock and its subsidiaries shall have repurchased more than 10% of the total voting power of BlackRock capital stock within the 12-month period ending on the date of such repurchase;

•	any amendment to BlackRock’s certificate of incorporation or bylaws; or

•	any matter requiring stockholder approval pursuant to the rules of the NYSE.

Additionally, BlackRock may not enter into any of the following transactions without the prior approval of PNC:

•	any sale of any subsidiary of BlackRock, the annualized revenues of which, together with the annualized revenues of any other subsidiaries disposed of within the same year, are more than 20% of the annualized revenues of BlackRock for the preceding fiscal year on a consolidated basis;

•	for so long as BlackRock is a subsidiary of PNC for purposes of the BHC Act, entering into any business or activity that is prohibited for any such subsidiary under the BHC Act;

•	any amendment of any provision of a stockholder agreement between BlackRock and any stockholder beneficially owning greater than 20% of BlackRock capital stock that would be viewed by a reasonable person as being adverse to PNC or materially more favorable to the rights of any stockholder beneficially owning greater than 20% of BlackRock capital stock than to PNC;

•	any amendment, modification, repeal or waiver of BlackRock’s certificate of incorporation or bylaws that would be viewed by a reasonable person as being adverse to the rights of PNC or more favorable to the rights of any stockholder beneficially owning greater than 20% of BlackRock capital stock, or any settlement or consent in a regulatory enforcement matter that would be reasonably likely to cause PNC or any of its affiliates to suffer regulatory disqualification, suspension of registration or license or other material adverse regulatory consequences; or

•	a voluntary bankruptcy or similar filing by BlackRock.

PNC owns a large portion of BlackRock’s capital stock. Future sales of our common stock in the public market by the Company or PNC could adversely affect the trading price of our common stock.

As of December 31, 2013, PNC owned 21.9% of the Company’s capital stock. The Company has entered into a registration rights agreement with PNC. The registration rights agreement provides PNC with the right to cause us to file one or more registration statements for the resale of its shares of capital stock and cooperate in certain underwritten offerings. Sales of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

LEGAL AND REGULATORY RISKS

BlackRock is subject to extensive regulation in the United States and internationally.

BlackRock’s business is subject to extensive regulation in the United States and around the world. See the discussion under “Item 1 – Business – Regulation.” New laws or regulations, or changes in enforcement of existing laws or regulations in the United States or internationally, could adversely impact the scope or profitability of BlackRock’s business activities. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm and related client terminations, suspensions of personnel or revocation of their licenses or bank charter, suspension or termination of investment adviser, broker-dealer or other registrations, or other sanctions, which could have a material adverse effect on BlackRock’s reputation, business, results of operations or financial condition and cause the Company’s earnings to decline.

BlackRock may be adversely impacted by legal and regulatory changes required under the Dodd-Frank Wall Street Reform and Consumer Protection Act and other U.S. regulatory reform initiatives.

As previously mentioned, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The adoption of these regulations and decisions will in large measure determine the impact of the DFA on BlackRock. BlackRock is continuing to review what impact the legislation and related rule-making will have on its business, financial condition and results of operations.

The DFA charges the Board of Governors of the Federal Reserve System (the “Federal Reserve”) with establishing enhanced regulatory requirements for nonbank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Should BlackRock be designated a systemically important financial institution (a “SIFI”), it could be subject to these enhanced prudential, capital, supervisory and other requirements, which, individually or in the aggregate, could adversely impact BlackRock’s business and operations.

The DFA and its regulations could adversely impact the scope or profitability of BlackRock’s business activities, could require BlackRock to change certain business practices and could expose BlackRock to additional costs (including compliance and tax costs).

Provisions of the DFA referred to as the “Volcker Rule” created a new section of the BHC Act that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). Final regulations implementing the Volcker Rule were issued on December 10, 2013; entities subject to the Volcker Rule must conform their activities to the requirements of the final implementing regulations no later than July 21, 2015, subject to the granting of extensions that are available in limited circumstances. Because BlackRock is treated as a non-bank subsidiary of PNC under the Federal Reserve’s current interpretation of the BHC Act, BlackRock will be required to comply with the Volcker Rule. The Volcker Rule will limit BlackRock’s ability to invest in covered funds, require BlackRock to remove its name from the name of its covered funds, and limit investments in covered funds by BlackRock employees, among other restrictions. Depending on the availability of statutory extensions, BlackRock could be required to sell certain seed and co-investments that it holds, including at a discount, depending on market conditions. These limitations and restrictions could disadvantage BlackRock against competitors that are not subject to the Volcker Rule in our ability to attract clients into BlackRock covered funds and to retain employees. Finally, the restrictions on proprietary trading in the Volcker Rule could impact the ability of our trading counterparties to make markets and provide liquidity in certain securities, which could have a negative impact on our ability to manage funds and client accounts that transact in those securities.

Further, the full implementation of regulations under the DFA relating to regulation of swaps and derivatives could impact the manner by which BlackRock-advised funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading conducted by BlackRock on behalf of its clients. BlackRock will also need to build new compliance mechanisms to monitor compliance with SEC and Commodity Futures Trading Commission (“CFTC”) rules concerning, among other things, the registration and regulation of commodity pool operators and commodity trading advisors (and the accompanying registration and regulation of such entities by the National Futures Association), the applicability of CFTC rules and regulations to offshore funds, accounts and counterparties, and requirements to centrally clear certain swap transactions and to execute certain swap transaction only on or through CFTC-registered trading venues. BlackRock, on behalf of its clients, is also preparing for the implementation of trade reporting, documentation, and mandated central clearing of swaps requirements in the EU and other jurisdictions globally. Inconsistencies and potential contradictions in the rules adopted by various global regulators will increase the operational and legal risks associated with trading in derivatives.

In addition, BlackRock has begun reporting certain information about a number of its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies, which have required, and will continue to require, investments in people and systems to assure timely and accurate reporting.

The SEC, the Internal Revenue Service and the CFTC each continue to review the use of futures and derivatives by mutual funds, which could result in regulations that further limit the use of such instruments by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions.

The SEC has recently promulgated new rules that give effect to a section of the DFA that requires municipal advisors (as that term is defined in the statute) to register with the SEC. The new rules require entities that provide certain types of advice to, or on behalf of, or solicit municipal entities or certain other persons, to register with the SEC and the Municipal Securities Rulemaking Board (“MSRB”) as municipal advisors, thereby subjecting those entities to new or additional regulation by the SEC and MSRB. BlackRock is reviewing what impact the new rules will have on its business, financial condition and results of operation.

The foregoing regulatory changes, and other reforms globally, could also lead to business disruptions, could adversely impact the value of assets in which BlackRock has invested on behalf of clients and/or via seed or co-investments, and, to the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain business activities or distinguish itself from competitors. See “Item 1

– Business” above for additional information regarding certain laws and regulations that affect BlackRock’s business.

BlackRock may be adversely impacted by legal and regulatory changes related to money market mutual funds.

Regulatory authorities, including the SEC, the FSOC and the International Organization of Securities Commissions, continue to focus on the need for additional regulations for money market mutual funds. In June 2013, the SEC issued for public comment a proposal to reform the regulatory structure governing money market funds and address the perceived systemic risks that money market funds present. The SEC’s proposal also proposes many other changes to disclosure and portfolio construction requirements for money market funds. If adopted by the SEC, these reform proposals could significantly affect money market fund products and the entire money market fund industry. In light of the uncertainty regarding what changes may ultimately be adopted in a final SEC rule, the Company cannot predict what investor appetite will be for money market mutual fund products following the adoption of any such reforms or the impact of such reforms on BlackRock.

Failure to comply with the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Company Act of 1940 (the “Investment Company Act”) and related regulations could result in substantial harm to BlackRock’s reputation and results of operations.

Certain BlackRock subsidiaries are registered with the SEC under the Advisers Act and BlackRock’s U.S. mutual funds, closed-end funds and exchange-traded funds are registered with the SEC under the Investment Company Act. The Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on self-dealing. The Investment Company Act imposes similar obligations, as well as additional detailed operational and compliance requirements on investment advisers to registered investment companies. The failure of any of BlackRock’s relevant subsidiaries to comply with the Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings to decline.

Failure to comply with ERISA regulations could result in penalties and cause the Company’s earnings to decline.

Certain BlackRock subsidiaries are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of BlackRock’s relevant subsidiaries to comply with these requirements could result in significant penalties that could reduce the Company’s earnings to decline.

BlackRock is subject to banking regulations that may limit its business activities.

As described in “Item 1-Business”, PNC owns approximately 22% of BlackRock’s capital stock. Based on the Federal Reserve’s current interpretation of the Bank Holding Company Act of 1956 (the “BHC Act”), this ownership interest causes BlackRock to be treated as a non-bank subsidiary of PNC for purposes of the BHC Act. As a non-bank subsidiary of PNC, BlackRock is subject to banking regulation, including the supervision and regulation of the Federal Reserve. Such banking regulation limits the activities and the types of businesses that BlackRock may conduct. The Federal Reserve has broad enforcement authority over BlackRock, including the power to prohibit BlackRock from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice, and to impose substantial fines and other penalties for violations. PNC is regulated as a “financial holding company” under the BHC Act, which allows PNC and BlackRock to engage in a much broader set of activities than would otherwise be permitted under the BHC Act; any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. Furthermore, the Volcker Rule, which is a part of the BHC Act, will affect the method by which BlackRock invests in and operates its private investment funds, including private equity funds, hedge funds and funds of funds. BlackRock’s trust bank subsidiary is also subject to regulation by the OCC, and is subject to capital requirements established by the OCC. The OCC has broad enforcement authority over BlackRock’s trust bank subsidiary. Being subject to banking regulation, including the Volcker Rule, may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

Failure to comply with laws and regulations in the European Union in which BlackRock operates could result in substantial harm to BlackRock’s reputation and results of operations.

In the aftermath of the financial crisis, the European Commission set out a detailed plan for EU financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations of which the review of the Markets in Financial Instruments Directive (“MiFID”) was a part. These, together with the changes introduced by the Alternative Investment Fund Managers Directive (“AIFMD”), will have direct and indirect effects on BlackRock’s operations in the European Economic Area, including increased compliance, disclosure and other obligations, which could adversely impact BlackRock’s ability to expand in these markets.

The Financial Conduct Authority (the “FCA”) regulates BlackRock’s subsidiaries in the United Kingdom and branches in the European Union and the Prudential Regulation Authority the (“PRA”) also regulates one BlackRock subsidiary in the United Kingdom. Authorization by the FCA and/or the PRA is required to conduct any financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. BlackRock’s U.K. subsidiaries require authorization by the FCA under the Financial Services and Markets Act 2000 in order to conduct their financial services-related business in the United Kingdom. The FCA’s rules govern the Company’s U.K.-regulated subsidiaries’ capital resources requirements, senior management arrangements, conduct of business, interaction with clients and systems and controls, while the rules of the PRA focus solely on the prudential requirements imposed on firms. Breaches of these rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries or employees.

In addition, these subsidiaries, and other European subsidiaries, branches or representative offices, must comply with the pan-European regime established by MiFID, which regulates the provision of investment services and activities throughout the EEA, as well as the Capital Requirements Directive, which delineates regulatory capital requirements. As discussed under “Item 1 - Business - Regulation,” in the aftermath of the financial crisis the European Commission adopted a detailed plan to complete the EU’s financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations. The AIFMD has been implemented in some EU countries, including the United Kingdom, Ireland, France, Germany, the Netherlands and Luxembourg, but several other EU member states are still in various stages of the adoption process. Compliance with the AIFMD’s requirements is likely to restrict marketing by funds subject to the AIFMD and place additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management. In addition, UCITS IV was adopted into national law of each EU member state (except Portugal).

There are also European Commission consultations in process that are intended to improve retail investor protection including: (i) UCITS V, which addresses, among other items, custodial liability and remuneration of UCITS managers, which are intended to be consistent with the equivalent provisions of the AIFMD; (ii) UCITS VI, which will address, among other items, the eligible assets which a UCITS fund can invest in, efficient portfolio management techniques and extraordinary liquidity management tools; and (iii) Regulation on Money Market Funds (“MMFs”), which will introduce new regulatory measures that will apply to European MMFs. The European Commission’s proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs through a separate EU legislative process, which is expected to be adopted in 2014 and come into effect in 2016. In the United Kingdom, the Bribery Act 2010 came into force in July 2011 and has required the implementation of additional procedures on the Company’s U.K.-regulated subsidiaries.

In addition, rules introduced in the United Kingdom following a retail distribution review initiated by the FCA’s predecessor, the Financial Services Authority, changed how investment advice is paid for in the United Kingdom for all retail investment products. Regulation (EU) no 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories (“EMIR”), was adopted in August 2012, and requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts from February 2014. Finally, the CRD IV package of reforms on prudential requirements for credit institutions and investment firms, which became effective on January 1, 2014, will have direct and indirect impacts on the Company’s EU-regulated subsidiaries.

Failure to comply with laws and regulations in the Asia-Pacific region and other non-U.S. jurisdictions in which BlackRock operates could result in substantial harm to BlackRock’s reputation and results of operations.

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL. In addition, the BlackRock subsidiary has recently obtained a license for real estate broker business from the Tokyo governor and, therefore, must comply with various regulations set forth in the Real Estate Brokerage Business Act.

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable law and regulations could result in the cancellation, suspension or variation of the relevant subsidiaries’ licenses in Australia.

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (the “SFO”), which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the SFO and other applicable laws, regulations, codes and guidelines issued by the SFC could result in penalties, sanctions and the suspension or revocations of the licenses granted by the SFC.

There are similar legal and regulatory arrangements in force in many other non-U.S. jurisdictions where BlackRock’s subsidiaries conduct business or where the funds and products it manages are organized. Failure to comply with laws and regulations in any of these jurisdictions could result in substantial harm to BlackRock’s reputation and results of operation and result in fines or sanctions for BlackRock or its employees.

Failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation and results of operations.

Of note among the various international regulations to which BlackRock is subject, are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and personnel to enhance its monitoring and reporting functions and improve the timeliness and accuracy of its disclosures. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading pose a risk that errors or omissions will occasionally occur, which could have an adverse effect on BlackRock’s reputation and results of operation.

Changes in U.S. and non-U.S. tax laws and regulations or challenges to BlackRock’s tax positions with respect to historical transactions may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by new tax legislation and regulation, or the modification of existing tax laws and regulations by U.S. or non-U.S. authorities. The Company manages significant assets in products and accounts that have specific tax and after-tax related objectives, which could be adversely impacted by changes in tax policy, particularly with respect to U.S. municipal income, the U.S. individual income tax rate on qualified dividends and, globally, alternative products.

Additionally, any new legislation, modification or interpretation of tax laws could also impact BlackRock’s corporate tax position. The application of complex tax regulations involves numerous uncertainties and in the normal course of business U.S. and non-U.S. tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition.

Legal proceedings could adversely affect operating results, financial condition and cash flows for a particular period.

Many aspects of BlackRock’s business involve substantial risks of legal liability. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain BlackRock subsidiaries are subject to periodic examination, special inquiries and potential proceedings’ by regulatory authorities, including the SEC, OCC, DOL, CFTC and FCA. These examinations, inquiries and proceedings could if compliance failures or other violations are found, cause the SEC to institute proceedings and impose sanctions for violations, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds or harm to the Company’s reputation, any of which could cause its earnings to decline. From time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. Additionally, certain of the investment funds that the Company manages are subject to lawsuits, any of which could potentially harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

Item 3. Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain BlackRock-sponsored investment funds that the Company manages are subject to lawsuits, any of which potentially could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

Italian Securities Regulator Proceeding

The Italian securities regulator, Commissione Nazionale per le Societa e la Borsa (“Consob”), initiated a civil proceeding on January 3, 2014 against Nigel Bolton, a portfolio manager and head of BlackRock Investment Management (UK) Limited’s European Equity Team (“EET”), in connection with the sale of shares in the Italian oil and gas services company Saipem, SpA in January 2013.

Consob alleges that Mr. Bolton, on behalf of certain BlackRock clients, sold, or influenced the sale of, approximately 10.7 million shares of Saipem using material, non-public information thereby avoiding client losses of over €114.5 million. The EET’s sale of Saipem shares occurred between January 25 and January 29, 2013, and Saipem announced negative news following the market close on January 29, 2013. While BlackRock is not charged in the proceeding, it may be liable for the actions of its employee.

BlackRock conducted a thorough investigation and found no evidence to support the allegations. As a result of the investigation, BlackRock believes that the sale of Saipem shares was made as a fiduciary based on publicly available information that was widely disseminated in the marketplace, including negative publicity and a third-party analyst research report reducing earnings estimates, which was issued to the market before trading on January 25, 2013.

Consob also alleges that BlackRock declined to provide Consob with information and was an obstacle to Consob’s investigation. BlackRock believes it has fully cooperated with Consob, and it will continue to do so.

While under Italian law the potential penalty could be greater than the loss actually avoided, BlackRock believes that Mr. Bolton will not be found liable and, as a result, neither Mr. Bolton nor BlackRock will incur any penalty.

All Legal Proceedings

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

PART II

Item 5. Market for Registrant’s

Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2014, there were 320 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing Price	Cash Dividend Declared
	High	Low
2013
First Quarter	$258.70	$212.77	$256.88	$1.68
Second Quarter	$291.69	$245.30	$256.85	$1.68
Third Quarter	$286.62	$255.26	$270.62	$1.68
Fourth Quarter	$316.47	$262.75	$316.47	$1.68
2012
First Quarter	$205.60	$179.13	$204.90	$1.50
Second Quarter	$206.57	$163.37	$169.82	$1.50
Third Quarter	$183.00	$164.06	$178.30	$1.50
Fourth Quarter	$209.29	$177.17	$206.71	$1.50

BlackRock’s closing common stock price as of February 27, 2014 was $305.81.

DIVIDENDS

On January 15, 2014, the Board of Directors approved BlackRock’s quarterly dividend of $1.93 to be paid on March 24, 2014 to stockholders of record on March 7, 2014.

PNC and their respective affiliates that hold nonvoting participating preferred stock receive dividends on these shares, which are equivalent to the dividends received by common stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2013, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2013 through October 31, 2013	277,354	(2)	$303.58	267,000	7,093,355
November 1, 2013 through November 30, 2013	514,075	(2)	$302.38	513,000	6,580,355
December 1, 2013 through December 31, 2013	65,905	(2)	$305.46	44,800	6,535,555
Total	857,334		$303.01	824,800

(1)	In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock with no stated expiration date.

(2)	Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6. Selected Financial Data

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2013	2012	2011	2010(1)	2009
Income statement data:
Revenue
Related parties(2)	$6,260	$5,501	$5,431	$5,025	$2,716
Other third parties	3,920	3,836	3,650	3,587	1,984
Total revenue	10,180	9,337	9,081	8,612	4,700
Expenses
Restructuring charges	—	—	32	—	22
Other operating expenses	6,323	5,813	5,800	5,614	3,400
Total expenses	6,323	5,813	5,832	5,614	3,422
Operating income	3,857	3,524	3,249	2,998	1,278
Total nonoperating income (expense)	116	(54)	(114)	23	(6)
Income before income taxes	3,973	3,470	3,135	3,021	1,272
Income tax expense	1,022	1,030	796	971	375
Net income	2,951	2,440	2,339	2,050	897
Less: Net income (loss) attributable to noncontrolling interests	19	(18)	2	(13)	22
Net income attributable to BlackRock, Inc.	$2,932	$2,458	$2,337	$2,063	$875
Per share data:(3)
Basic earnings	$17.23	$14.03	$12.56	$10.67	$6.24
Diluted earnings	$16.87	$13.79	$12.37	$10.55	$6.11
Book value(4)	$156.69	$148.20	$140.07	$136.09	$128.86
Common and preferred cash dividends	$6.72	$6.00	$5.50	$4.00	$3.12

	December 31,
(in millions)	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	$4,390	$4,606	$3,506	$3,367	$4,708
Goodwill and intangible assets, net	30,481	30,312	30,148	30,317	30,346
Total assets(5)	219,873	200,451	179,896	178,459	178,124
Less:
Separate account assets(6)	155,113	134,768	118,871	121,137	119,629
Collateral held under securities lending agreements(6)	21,788	23,021	20,918	17,638	19,335
Consolidated investment vehicles(7)	2,714	2,813	2,006	1,610	282
Adjusted total assets	$40,258	$39,849	$38,101	$38,074	$38,878
Short-term borrowings	$—	$100	$100	$100	$2,234
Convertible debentures	—	—	—	67	243
Long-term borrowings	4,939	5,687	4,690	3,192	3,191
Total borrowings	$4,939	$5,787	$4,790	$3,359	$5,668
Total BlackRock, Inc. stockholders’ equity	$26,460	$25,403	$25,048	$26,094	$24,329
Assets under management:
Equity:
Active	$317,262	$287,215	$275,156	$334,532	$348,574
iShares	718,135	534,648	419,651	448,160	381,399
Fixed income:
Active	652,209	656,331	614,804	592,303	595,580
iShares	178,835	192,852	153,802	123,091	102,490
Multi-asset	341,214	267,748	225,170	185,587	142,029
Alternatives:
Core	85,026	68,367	63,647	63,603	66,058
Currency and commodities(8)	26,088	41,428	41,301	46,135	36,043
Subtotal	2,318,769	2,048,589	1,793,531	1,793,411	1,672,173
Non-ETF Index:
Equity	1,282,298	1,023,638	865,299	911,775	806,082
Fixed income	411,142	410,139	479,116	425,930	357,557
Subtotal Non-ETF Index	1,693,440	1,433,777	1,344,415	1,337,705	1,163,639
Long-term	4,012,209	3,482,366	3,137,946	3,131,116	2,835,812
Cash management	275,554	263,743	254,665	279,175	349,277
Advisory(9)	36,325	45,479	120,070	150,677	161,167
Total	$4,324,088	$3,791,588	$3,512,681	$3,560,968	$3,346,256

(1)	Significant increases in 2010 (for income statement data) were primarily the result of the BGI Transaction that closed on December 1, 2009.

(2)	BlackRock’s related party revenue includes fees for services provided to registered investment companies that it manages, which include mutual funds and exchange-traded funds, as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee. See Note 16 to the consolidated financial statements for more information on related parties.

(3)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.

(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

(5)	Includes separate account assets that are segregated funds held for purposes of funding individual and group pension contracts and collateral held under securities lending agreements related to these assets that have equal and offsetting amounts recorded in liabilities and ultimately do not impact BlackRock’s stockholders’ equity or cash flows.

(6)	Equal and offsetting amounts, related to separate account assets and collateral held under securities lending agreements, are recorded in liabilities.

(7)	Includes assets held by consolidated variable interest entities and consolidated sponsored investments funds.

(8)	Amounts include commodity iShares.

(9)	Advisory AUM represents long-term portfolio liquidation assignments.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere, in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (9) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (10) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (11) the ability to attract and retain highly talented professionals; (12) fluctuations in the carrying value of BlackRock’s economic investments; (13) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (14) BlackRock’s success in maintaining the distribution of its products; (15) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (16) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm. BlackRock has portfolio managers located around the world, including the United States, the United Kingdom, the Netherlands, Japan, Hong Kong, Singapore, Australia and Germany. At December 31, 2013, the Company managed $4.324 trillion of AUM on behalf of institutional and individual investors worldwide. The Company provides a wide array of products, including passively and actively managed products in various equity, fixed income, multi-asset, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. BlackRock also provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional, retail, including high net worth, investors. iShares global AUM totaled $914.4 billion at December 31, 2013. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, and managed futures funds. These products are sold to both U.S. and non-U.S., retail and institutional investors in a wide variety of active and passive strategies covering equity, fixed income and alternative assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships, including the distribution of BlackRock products and services through Merrill Lynch under a global distribution agreement, which was automatically renewed for a three-year extension after the initial term ending on January 1, 2014.

At December 31, 2013, PNC held 20.9% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Summarized financial information concerning the Company’s results of operations for the years ended December 31, 2013 (“2013”), December 31, 2012 (“2012”) and December 31, 2011 (“2011”) is included below.

EXECUTIVE SUMMARY

(in millions, except per share data)	2013	2012	2011
GAAP basis:
Total revenue	$10,180	$9,337	$9,081
Total expenses	6,323	5,813	5,832
Operating income	$3,857	$3,524	$3,249
Operating margin	37.9%	37.7%	35.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	97	(36)	(116)
Income tax expense	(1,022)	(1,030)	(796)
Net income attributable to BlackRock	$2,932	$2,458	$2,337
% attributable to common shares	100.0%	99.9%	99.1%
Net income attributable to common shares	$2,932	$2,455	$2,315
Diluted earnings per common share	$16.87	$13.79	$12.37
Effective tax rate	25.8%	29.5%	25.4%
As adjusted(2):
Total revenue	$10,180	$9,337	$9,081
Total expenses	6,156	5,763	5,689
Operating income	$4,024	$3,574	$3,392
Operating margin	41.4%	40.4%	39.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	7	(42)	(113)
Income tax expense	(1,149)	(1,094)	(1,040)
Net income attributable to BlackRock	$2,882	$2,438	$2,239
% attributable to common shares	100.0%	99.9%	99.1%
Net income attributable to common shares	$2,882	$2,435	$2,218
Diluted earnings per common share	$16.58	$13.68	$11.85
Effective tax rate	28.5%	31.0%	31.7%
Other:
Assets under management (end of period)	$4,324,088	$3,791,588	$3,512,681
Diluted weighted-average common shares outstanding(3)	173,828,902	178,017,679	187,116,410
Shares outstanding (end of period)	168,724,763	171,215,729	178,309,109
Book value per share(4)	$156.69	$148.20	$140.07
Cash dividends declared and paid per share	$6.72	$6.00	$5.50

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).

(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.

(3)	Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations. In addition, unvested restricted stock units (“RSUs”) that contain nonforfeitable rights to dividends are not included for 2012 and 2011 as they were deemed to be participating securities in accordance with accounting principles generally accepted in the United States (“GAAP”). Upon vesting of the participating RSUs, the shares were added to the weighted-average shares outstanding that resulted in an increase to the percentage of net income attributable to common shares. The Company’s remaining participating securities vested in January 2013.

(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2013 COMPARED WITH 2012

GAAP. Operating income of $3,857 million increased $333 million from 2012. In the second quarter of 2013, as a result of an initial public offering of PennyMac Financial Services, Inc. (the “PennyMac IPO”), the Company recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment. Subsequent to the PennyMac IPO, the Company made a charitable contribution of 6.1 million units of its equity method investment with a fair value of $124 million to a new donor advised fund (the “Charitable Contribution”). In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. For further information, see Note 11, Other Assets, to the consolidated financial statements.

Operating income reflects growth in base fees and strong performance fees and higher BlackRock Solutions and advisory revenue, partially offset by higher expenses, primarily due to the $124 million expense related to the Charitable Contribution and higher revenue-related expenses. The results for 2013 also included $43 million of organizational alignment costs, reflecting compensation and severance costs associated with the alignment of staffing with the Company’s strategic priorities and growth opportunities. Operating income in 2012 included a $30 million charge related to a contribution to certain of the Company’s bank-managed short-term investment funds (“STIFs”). Nonoperating income (expense), less net income (loss) attributable to NCI increased $133 million due to the $39 million pre-tax gain related to the PennyMac IPO and the $80 million gain related to the Charitable Contribution and higher net positive marks on investments during 2013 compared with 2012. Income tax expense included a $69 million net noncash benefit for 2013 and a $30 million net noncash benefit for 2012. The net noncash benefits for both periods primarily related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, 2013 income tax expense included an approximately $48 million tax benefit recognized in connection with the Charitable Contribution, a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards and benefits from certain nonrecurring items. Earnings per diluted common share rose $3.08, or 22%, compared with 2012 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $4,024 million and operating margin of 41.4% increased $450 million and 100 basis points, respectively, from 2012. The current year results included the previously mentioned organizational alignment costs of $43 million and the $39 million pre-tax gain related to the PennyMac IPO. Income tax expense on an as adjusted basis included a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items and excluded the $69 million net noncash benefit in 2013 and the $30 million net noncash benefit in 2012 described above. Earnings per diluted common share rose $2.90, or 21%, from 2012. The financial impact related to the Charitable Contribution has been excluded from as adjusted results for 2013.

2012 COMPARED WITH 2011

GAAP. Operating income of $3,524 million and operating margin of 37.7% increased $275 million and 190 basis points, respectively, from 2011 reflecting growth in base fees and higher performance fees. Operating income in 2012 included a $30 million charge related to the contribution to the Company’s STIFs. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests, increased $80 million due to higher net positive marks on investments in 2012 compared with 2011, partially offset by higher interest expense resulting from long-term debt issuances in May 2012 and May 2011. In 2012, income tax expense included a $21 million benefit related to the resolution of certain outstanding tax positions and a $50 million net noncash benefit related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. In 2011, income tax expenses included a $24 million benefit related to the resolution of certain outstanding tax positions and $198 million of net noncash tax benefits due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation. Earnings per diluted common share rose $1.42 from 2011 due to higher net income and the benefit of share repurchases. During 2012, the Company repurchased 9.1 million shares.

As Adjusted. Operating income of $3,574 million and operating margin of 40.4% increased $182 million and 70 basis points, respectively, from 2011 reflecting higher revenues. Operating income on an as adjusted basis excluded non-GAAP expense adjustments totaling $50 million in 2012 and $143 million in 2011. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests, increased $71 million. Income tax expense on an as adjusted basis excluded the $50 million and $198 million noncash benefits for 2012 and 2011, respectively, described above. Earnings per diluted common share rose $1.83 from 2011 reflecting the improvement in net income and the benefit of share repurchases.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expenses, nonoperating results and income tax expense, see Discussion of Financial Results herein.

BUSINESS OUTLOOK

BlackRock’s highly diversified multi-product platform was created to meet the needs of its clients in all market environments. BlackRock is positioned to provide active and passive investment solutions across asset classes and geographies and leverage BlackRock Solutions’ world-class risk management, analytics and advisory capabilities on behalf of clients.

BlackRock’s key client themes — Income, Alternatives, Outcome Investing, Strategic Beta, Emerging Markets and Retirement Solutions — are expected to drive the Company’s organic growth across its businesses.

BlackRock’s Retail strategy is focused on an outcome-oriented approach to creating client solutions, including active, passive and alternative products, and enhanced distribution. In the United States, BlackRock is leveraging its integrated wholesaler force to further penetrate wire house distribution platforms and gain share amongst Registered Investment Advisors. Internationally, BlackRock continues to diversify the range of investment solutions available to clients, penetrate new distribution segments and capitalize on regulatory change impacting retrocession arrangements.

iShares will be driven by the continued shift from active to passive investment strategies and adoption of ETFs. iShares is positioned to benefit from global market expansion, growth in fixed income ETFs and continued product innovation, while focusing on increasing U.S. market share, especially in the “buy-and-hold” segment.

BlackRock believes Institutional results will be driven by strength in specialty areas, including Defined Contribution, Financial Institutions and Official Institutions, more effective cross-selling efforts and leveraging BlackRock Solutions’ analytical and risk management expertise.

Assuming a stable market environment, BlackRock anticipates that organic growth, coupled with the benefits of scale, should result in increasing operating margins over time.

BlackRock believes that earnings growth and shareholder returns should also be positively impacted by the Company’s commitment to a consistent and predictable capital management strategy.

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

Computations for all periods are derived from the consolidated statements of income as follows:

(a) Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems nonrecurring, recurring infrequently or transactions that ultimately will not impact BlackRock’s book value, as indicated in the table below. Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

(in millions)	2013	2012	2011
Operating income, GAAP basis	$3,857	$3,524	$3,249
Non-GAAP expense adjustments:
PNC LTIP funding obligation	33	22	44
Charitable Contribution	124	—	—
U.K. lease exit costs	—	(8)	63
Contribution to STIFs	—	30	—
Merrill Lynch compensation contribution	—	—	7
Restructuring charges	—	—	32
Compensation expense related to appreciation (depreciation) on deferred compensation plans	10	6	(3)
Operating income, as adjusted	4,024	3,574	3,392
Closed-end fund launch costs	16	22	26
Closed-end fund launch commissions	2	3	3
Operating income used for operating margin measurement	$4,042	$3,599	$3,421
Revenue, GAAP basis	$10,180	$9,337	$9,081
Non-GAAP adjustments:
Distribution and servicing costs	(353)	(364)	(386)
Amortization of deferred sales commissions	(52)	(55)	(81)
Revenue used for operating margin measurement	$9,775	$8,918	$8,614
Operating margin, GAAP basis	37.9%	37.7%	35.8%
Operating margin, as adjusted	41.4%	40.4%	39.7%

•	Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded or to be funded through share distributions to participants of BlackRock stock held by PNC and a Merrill Lynch & Co., Inc. (“Merrill Lynch”) cash compensation contribution has been excluded because it ultimately does not impact BlackRock’s book value. The expense related to the Merrill Lynch cash compensation contribution ceased at the end of third quarter 2011. In 2013, the $124 million expense related to the Charitable Contribution has been excluded from operating income, as adjusted, due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain of $80 million directly related to the contributed PennyMac investment is reported in nonoperating income (expense). The U.K. lease exit costs represent costs to exit two locations in London in 2011. The amount in 2012 represents an adjustment related to the estimated lease exit costs initially recorded in 2011.

The contribution to STIFs represents a contribution to certain of the Company’s bank-managed STIFs. Restructuring charges consist of compensation costs and professional fees. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

Management believes operating income exclusive of these items is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

•	Operating margin, as adjusted, allows BlackRock to compare performance from period to period by adjusting for items that may not recur, recur infrequently or may have an economic offset in nonoperating income (expense). BlackRock also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance. The non-GAAP measure by itself may pose limitations because it does not include all of BlackRock’s revenues and expenses.

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably and revenues associated with the expenditure of these costs will not fully impact BlackRock’s results until future periods.

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

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of information among reporting periods and is an effective measure for reviewing BlackRock’s nonoperating contribution to results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, substantially offsets the gain (loss) on the investments set aside for these plans, management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results that impact book value. During 2013, the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted due to its nonrecurring nature and because the more than offsetting associated Charitable Contribution expense of $124 million is reported in operating income.

(in millions)	2013	2012	2011
Nonoperating income (expense), GAAP basis	$116	$(54)	$(114)
Less: Net income (loss) attributable to NCI	19	(18)	2
Nonoperating income (expense)	97	(36)	(116)
Gain related to Charitable Contribution	(80)	—	—
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(10)	(6)	3
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$7	$(42)	$(113)

(c) Net income attributable to BlackRock, as adjusted: Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant nonrecurring items, charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

See note (a) Operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation, Merrill Lynch compensation contribution, Charitable Contribution, U.K. lease exit costs, contribution to STIFs and restructuring charges.

The 2013 results included a tax benefit of approximately $48 million recognized in connection with the Charitable Contribution. The tax benefit has been excluded from net income attributable to BlackRock, Inc., as adjusted due to the nonrecurring nature of the Charitable Contribution. During 2013, income tax changes included adjustments related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes. During 2012, income tax changes included adjustments related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. During 2011, income tax changes included adjustments related to the revaluation of certain deferred income tax liabilities due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation. The resulting decrease in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these items will not have a cash flow impact and to ensure comparability among periods presented.

(in millions, except per share data)	2013	2012	2011
Net income attributable to BlackRock, GAAP basis	$2,932	$2,458	$2,337
Non-GAAP adjustments, net of tax:(d)
PNC LTIP funding obligation	23	14	30
Amount related to the Charitable Contribution	(4)	—	—
U.K. lease exit costs	—	(5)	43
Contribution to STIFs	—	21	—
Merrill Lynch compensation contribution	—	—	5
Restructuring charges	—	—	22
Income tax changes	(69)	(50)	(198)
Net income attributable to BlackRock, as adjusted	$2,882	$2,438	$2,239
Allocation of net income, as adjusted, to common shares(e)	$2,882	$2,435	$2,218
Diluted weighted-average common shares outstanding(f)	173.8	178.0	187.1
Diluted earnings per common share, GAAP basis(f)	$16.87	$13.79	$12.37
Diluted earnings per common share, as adjusted(f)	$16.58	$13.68	$11.85

(d)	For each period presented, the non-GAAP adjustments, including the PNC LTIP funding obligation, Merrill Lynch compensation contribution, U.K. lease exit costs, contribution to STIFs and restructuring charges were tax effected at the respective blended rates applicable to the adjustments. Amounts for 2013 also included the tax benefit of approximately $48 million related to the Charitable Contribution.

(e)	Amounts for 2012 and 2011 exclude net income attributable to participating securities (see below).

(f)	Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.

Prior to 2013, certain unvested restricted stock units were not included in diluted weighted-average common shares outstanding as they were deemed participating securities in accordance with required provisions of Accounting Standards Codification (“ASC”) 260-10, Earnings per Share. In 2012 and 2011, average outstanding participating securities were 0.2 million and 1.8 million, respectively. For further information, see Note 22, Earnings per Share, to the consolidated financial statements.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Subscriptions (Redemptions) by Client Type

	AUM			Net Subscriptions (Redemptions)
(in millions)	2013	2012	2011	2013	2012(1)	2011(2)
Retail	$487,777	$403,484	$363,359	$38,804	$11,556	$13,409
iShares	914,372	752,706	593,356	63,971	85,167	53,000
Institutional:
Active	932,410	884,695	831,275	(928)	(24,046)	(16,897)
Index	1,677,650	1,441,481	1,349,956	15,266	(75,142)	17,837
Total institutional	2,610,060	2,326,176	2,181,231	14,338	(99,188)	940
Total long-term	4,012,209	3,482,366	3,137,946	117,113	(2,465)	67,349
Cash management	275,554	263,743	254,665	10,056	5,048	(22,899)
Advisory(3)	36,325	45,479	120,070	(7,442)	(74,540)	(29,903)
Total	$4,324,088	$3,791,588	$3,512,681	$119,727	$(71,957)	$14,547

AUM and Net Subscriptions (Redemptions) by Product Type

	AUM			Net Subscriptions (Redemptions)
(in millions)	2013	2012	2011	2013	2012(1)	2011(2)
Equity	$2,317,695	$1,845,501	$1,560,106	$69,257	$54,016	$24,139
Fixed income	1,242,186	1,259,322	1,247,722	11,508	(66,829)	4,326
Multi-asset	341,214	267,748	225,170	42,298	15,817	42,654
Alternatives
Core	85,026	68,367	63,647	2,703	(3,922)	48
Currency and commodities(4)	26,088	41,428	41,301	(8,653)	(1,547)	(3,818)
Subtotal	111,114	109,795	104,948	(5,950)	(5,469)	(3,770)
Total long-term	4,012,209	3,482,366	3,137,946	117,113	(2,465)	67,349
Cash management	275,554	263,743	254,665	10,056	5,048	(22,899)
Advisory(3)	36,325	45,479	120,070	(7,442)	(74,540)	(29,903)
Total	$4,324,088	$3,791,588	$3,512,681	$119,727	$(71,957)	$14,547

(1)	Amounts include the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion.

(2)	Amounts exclude BGI merger-related outflows due to manager concentration considerations prior to the third quarter of 2011 and outflows from scientific active equity performance prior to the second quarter of 2011 of $28.3 billion. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the BGI transaction.

(3)	Advisory AUM represents long-term portfolio liquidation assignments. Redemptions include planned client distributions.

(4)	Amounts include commodity iShares.

The following table presents the component changes in BlackRock’s AUM for 2013, 2012 and 2011.

	December 31,
(in millions)	2013	2012	2011
Beginning assets under management	$3,791,588	$3,512,681	$3,560,968
Net subscriptions (redemptions)
Long-term(1)	117,113	(2,465)	67,349
Cash management	10,056	5,048	(22,899)
Advisory(2)	(7,442)	(74,540)	(29,903)
Total net subscriptions (redemptions)	119,727	(71,957)	14,547
BGI merger-related outflows(3)	—	—	(28,251)
Acquisitions(4)	26,932	13,742	—
Market appreciation (depreciation)	398,707	321,377	(27,513)
Foreign exchange(5)	(12,866)	15,745	(7,070)
Total change	532,500	278,907	(48,287)
Ending assets under management	$4,324,088	$3,791,588	$3,512,681

(1)	Amounts include the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion in 2012.

(2)	Advisory AUM represents long-term portfolio liquidation assignments. Redemptions include planned client distributions.

(3)	Amounts include outflows due to manager concentration considerations prior to the third quarter of 2011 and outflows from scientific active equity performance prior to the second quarter of 2011. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the BGI transaction.

(4)	Amounts include AUM acquired from the Company’s acquisition of MGPA in October 2013 of $11.0 billion, the Credit Suisse’s ETF franchise in July 2013 (the “Credit Suisse ETF Transaction”) of $16.0 billion, the Swiss Re Private Equity Partners acquisition (the “SRPEP Transaction”) in September 2012 of $6.2 billion and the Claymore Investments, Inc. acquisition (the “Claymore Transaction”) in March 2012 of $7.6 billion.

(5)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock has historically grown aggregate AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM by focusing on strong investment performance, efficient delivery of beta for passive products, client service, developing new products and optimizing distribution capabilities.

Component Changes in AUM for 2013

The following table presents the component changes in AUM by client type and product for 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2013	Full Year Average AUM(4)
Retail:
Equity	$164,748	$3,641	$13,066	$—	$20,743	$837	$203,035	$173,886
Fixed income	138,425	14,197	3,897	—	(5,338)	294	151,475	143,929
Multi-asset	90,626	14,821	2,663	—	9,039	(95)	117,054	102,276
Alternatives	9,685	6,145	—	136	136	111	16,213	12,585
Retail subtotal	403,484	38,804	19,626	136	24,580	1,147	487,777	432,676
iShares:
Equity	534,648	74,119	—	13,021	95,335	1,012	718,135	620,113
Fixed income	192,852	(7,450)	—	1,294	(8,477)	616	178,835	186,264
Multi-asset	869	355	—	—	96	(10)	1,310	1,115
Alternatives	24,337	(3,053)	—	1,645	(6,863)	26	16,092	20,084
iShares subtotal	752,706	63,971	—	15,960	80,091	1,644	914,372	827,576
Institutional:
Active:
Equity	129,024	(16,504)	—	—	27,930	(1,724)	138,726	131,254
Fixed income	518,102	(3,560)	—	—	(6,247)	(3,186)	505,109	504,769
Multi-asset	166,708	28,955	3,335	—	14,193	2,085	215,276	184,958
Alternatives	70,861	(9,819)	—	10,836	2,593	(1,172)	73,299	68,364
Active subtotal	884,695	(928)	3,335	10,836	38,469	(3,997)	932,410	889,345
Index:
Equity	1,017,081	8,001	(18,238)	—	260,333	(9,378)	1,257,799	1,145,499
Fixed income	409,943	8,321	(4,723)	—	(4,840)	(1,934)	406,767	405,502
Multi-asset	9,545	(1,833)	—	—	476	(614)	7,574	8,913
Alternatives	4,912	777	—	—	(259)	80	5,510	5,440
Index subtotal	1,441,481	15,266	(22,961)	—	255,710	(11,846)	1,677,650	1,565,354
Institutional subtotal	2,326,176	14,338	(19,626)	10,836	294,179	(15,843)	2,610,060	2,454,699
Long-term	3,482,366	117,113	—	26,932	398,850	(13,052)	4,012,209	$3,714,951
Cash management	263,743	10,056	—	—	395	1,360	275,554
Advisory(5)	45,479	(7,442)	—	—	(538)	(1,174)	36,325
Total	$3,791,588	$119,727	$—	$26,932	$398,707	$(12,866)	$4,324,088

(1)	Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail and $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF Transaction in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

(5)	Advisory AUM represents long-term portfolio liquidation assignments. Redemptions include planned client distributions.

The following table presents component changes in AUM by product for 2013.

(in millions)	December 31, 2012	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2013	Full Year Average AUM(4)
Equity:
Active	$287,215	$ (15,377)	$—	$—	$46,530	$(1,106)	$317,262	$295,776
iShares	534,648	74,119	—	13,021	95,335	1,012	718,135	620,113
Fixed income:
Active	656,331	10,443	—	—	(11,584)	(2,981)	652,209	648,143
iShares	192,852	(7,450)	—	1,294	(8,477)	616	178,835	186,264
Multi-asset	267,748	42,298	5,998	—	23,804	1,366	341,214	297,262
Alternatives:
Core	68,367	2,703	—	10,972	3,012	(28)	85,026	73,827
Currency and commodities(6)	41,428	(8,653)	—	1,645	(7,405)	(927)	26,088	32,646
Subtotal	2,048,589	98,083	5,998	26,932	141,215	(2,048)	2,318,769	2,154,031
Non-ETF Index:
Equity	1,023,638	10,515	(5,172)	—	262,476	(9,159)	1,282,298	1,154,863
Fixed income	410,139	8,515	(826)	—	(4,841)	(1,845)	411,142	406,057
Subtotal Non-ETF Index	1,433,777	19,030	(5,998)	—	257,635	(11,004)	1,693,440	1,560,920
Long-term	3,482,366	117,113	—	26,932	398,850	(13,052)	4,012,209	$3,714,951
Cash management	263,743	10,056	—	—	395	1,360	275,554
Advisory(5)	45,479	(7,442)	—	—	(538)	(1,174)	36,325
Total	$3,791,588	$119,727	$—	$26,932	$398,707	$(12,866)	$4,324,088

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF Transaction in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

(5)	Advisory AUM represents long-term portfolio liquidation assignments. Redemptions include planned client distributions.

(6)	Amounts include commodity iShares.

AUM increased $532.5 billion, or 14%, to $4.324 trillion at December 31, 2013 from $3.792 trillion at December 31, 2012. The increase in AUM was driven by net market appreciation of $398.7 billion, net inflows of $119.7 billion and acquired AUM related to the MGPA acquisition and the Credit Suisse ETF Transaction, partially offset by foreign exchange net losses.

Net market appreciation of $398.7 billion included $404.3 billion from equity products, primarily due to positive movements in U.S. and global equity markets.

The $12.9 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the Japanese yen and the Canadian dollar, partially offset by the weakening of the U.S. dollar against the pound sterling and the euro.

The following table presents the component changes in AUM by client type and product for 2012.

(in millions)	December 31, 2011	Net subscriptions (redemptions)(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2012
Retail:
Equity	$156,412	$(5,359)	$68	$12,835	$792	$164,748
Fixed income	115,055	15,965	—	7,350	55	138,425
Multi-asset	82,785	630	—	7,146	65	90,626
Alternatives	9,107	320	164	16	78	9,685
Retail subtotal	363,359	11,556	232	27,347	990	403,484
iShares:
Equity	419,651	52,973	3,517	56,433	2,074	534,648
Fixed income	153,802	28,785	3,026	6,325	914	192,852
Multi-asset	562	178	78	50	1	869
Alternatives	19,341	3,231	701	1,047	17	24,337
iShares subtotal	593,356	85,167	7,322	63,855	3,006	752,706
Institutional:
Active:
Equity	125,515	(14,139)	—	16,766	882	129,024
Fixed income	499,927	(15,060)	—	33,179	56	518,102
Multi-asset	135,678	12,333	—	16,826	1,871	166,708
Alternatives	70,155	(7,180)	6,161	2,284	(559)	70,861
Active subtotal	831,275	(24,046)	6,161	69,055	2,250	884,695
Index:
Equity	858,528	20,541	27	137,679	306	1,017,081
Fixed income	478,938	(96,519)	—	20,986	6,538	409,943
Multi-asset	6,145	2,676	—	1,050	(326)	9,545
Alternatives	6,345	(1,840)	—	226	181	4,912
Index subtotal	1,349,956	(75,142)	27	159,941	6,699	1,441,481
Institutional subtotal	2,181,231	(99,188)	6,188	228,996	8,949	2,326,176
Long-term	3,137,946	(2,465)	13,742	320,198	12,945	3,482,366
Cash management	254,665	5,048	—	1,983	2,047	263,743
Advisory(4)	120,070	(74,540)	—	(804)	753	45,479
Total	$3,512,681	$ (71,957)	$13,742	$321,377	$15,745	$3,791,588

(1)	Amount includes the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion.

(2)	Amounts represent AUM acquired in the SRPEP Transaction in September 2012 of $6.2 billion and the Claymore Transaction in March 2012 of $7.6 billion.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(4)	Advisory AUM represents long-term portfolio liquidation assignments. Redemptions include planned client distributions.

The following table presents component changes in AUM by product for 2012.

(in millions)	December 31, 2011	Net subscriptions (redemptions)(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2012
Equity:
Active	$275,156	$(18,111)	$—	$28,550	$1,620	$287,215
iShares	419,651	52,973	3,517	56,433	2,074	534,648
Fixed income:
Active	614,804	892	—	40,524	111	656,331
iShares	153,802	28,785	3,026	6,325	914	192,852
Multi-asset	225,170	15,817	78	25,072	1,611	267,748
Alternatives:
Core	63,647	(3,922)	6,166	2,266	210	68,367
Currency and commodities(4)	41,301	(1,547)	860	1,307	(493)	41,428
Subtotal	1,793,531	74,887	13,647	160,477	6,047	2,048,589
Non-ETF Index:
Equity	865,299	19,154	95	138,730	360	1,023,638
Fixed income	479,116	(96,506)	—	20,991	6,538	410,139
Subtotal Non-ETF Index	1,344,415	(77,352)	95	159,721	6,898	1,433,777
Long-term	3,137,946	(2,465)	13,742	320,198	12,945	3,482,366
Cash management	254,665	5,048	—	1,983	2,047	263,743
Advisory(5)	120,070	(74,540)	—	(804)	753	45,479
Total	$3,512,681	$(71,957)	$13,742	$321,377	$15,745	$3,791,588

(1)	Amount includes the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion.

(2)	Amounts represent AUM acquired in the SRPEP Transaction in September 2012 of $6.2 billion and Claymore Transaction in March 2012 of $7.6 billion.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(4)	Amounts include commodity iShares.

(5)	Advisory AUM represents long-term portfolio liquidation assignments. Redemptions include planned client distributions.

AUM increased $278.9 billion, or 8%, to $3.792 trillion at December 31, 2012 from $3.513 trillion at December 31, 2011. The increase in AUM was driven largely by market gains and positive net new business, excluding the effect of two single client low-fee, institutional index fixed income outflows of $36.0 billion and $74.2 billion in the first quarter of 2012 and the third quarter of 2012, respectively. Total flows included $74.5 billion of planned advisory distributions and acquired AUM related to the SRPEP and the Claymore Transactions of $13.7 billion.

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

DISCUSSION OF FINANCIAL RESULTS

Introduction

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of AUM or percentages of committed capital during investment periods of certain alternative products and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock also earns revenue by lending securities on behalf of clients to highly rated banks and broker-dealers. The securities loaned are secured by collateral in the form of cash or securities, with minimum collateral generally ranging from approximately 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between BlackRock and the funds or accounts managed by the Company from which the securities are borrowed. Historically, securities lending revenue in the second quarter exceeds the other quarters during the year driven by higher seasonal demand.

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. Historically, the magnitude of performance fees in the third and fourth quarters generally exceeds that of the first two calendar quarters in a year due to the greater number of products with performance measurement periods that end on either September 30 or December 31.

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. The Company’s Aladdin® operating platform serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met.

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

The Company earns fees for transition management services primarily comprised of commissions from acting as a broker-dealer in connection with buying and selling securities on behalf of its customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

The Company also earns revenue related to certain strategic investments accounted for as equity method investments.

Operating expenses reflect employee compensation and benefits, distribution and servicing costs, amortization of deferred sales commissions, direct fund expenses, general and administration expenses and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, deferred and incentive compensation, employer payroll taxes, severance and related benefit costs.
•	Distribution and servicing costs, which are primarily AUM driven, include payments made to Merrill Lynch-affiliated entities under a global distribution agreement, to PNC and Barclays, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

•	Direct fund expenses primarily consist of third-party nonadvisory expenses incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expenses, audit and tax services as well as other fund-related expenses directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

•	General and administration expenses include marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expenses related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expenses, including the impact of foreign currency remeasurement.

Nonoperating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, distressed credit/mortgage debt securities, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and consolidated collateralized loan obligations (“CLOs”). The portion of nonoperating income (expense) not attributable to BlackRock is allocated to NCI on the consolidated statements of income.

Revenue

(in millions)	2013	2012	2011
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,741	$1,753	$1,967
iShares	2,390	1,941	1,847
Fixed income:
Active	1,269	1,182	1,104
iShares	464	441	317
Multi-asset	1,039	957	894
Alternatives:
Core	576	525	557
Currency and commodities	107	131	136
Subtotal	7,586	6,930	6,822
Non-ETF Index:
Equity	594	552	488
Fixed income	238	229	203
Subtotal Non-ETF Index	832	781	691
Long-term	8,418	7,711	7,513
Cash management	321	361	383
Total base fees	8,739	8,072	7,896
Investment advisory performance fees:
Equity	91	88	145
Fixed income	25	48	35
Multi-asset	24	15	20
Alternatives	421	312	171
Total	561	463	371
BlackRock Solutions and advisory	577	518	510
Distribution fees	73	71	100
Other revenue	230	213	204
Total revenue	$10,180	$9,337	$9,081

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees			Mix of Average AUM by Asset Class(1)
	2013	2012	2011	2013	2012	2011
Equity:
Active	20%	22%	25%	7%	8%	9%
iShares	26%	23%	23%	16%	13%	13%
Fixed income:
Active	15%	15%	14%	16%	18%	19%
iShares	5%	5%	4%	5%	5%	4%
Multi-asset	12%	12%	11%	7%	7%	6%
Alternatives:
Core	7%	7%	7%	2%	2%	2%
Currency and commodities	1%	2%	2%	1%	1%	1%
Subtotal	86%	86%	86%	54%	54%	54%
Non-ETF Index:
Equity	7%	7%	6%	29%	26%	26%
Fixed income	3%	3%	3%	10%	13%	13%
Subtotal Non-ETF Index:	10%	10%	9%	39%	39%	39%
Long-term	96%	96%	95%	93%	93%	93%
Cash management	4%	4%	5%	7%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

2013 Compared with 2012

Revenues increased $843 million, or 9%, from 2012, reflecting growth in markets, long-term net inflows and strength in performance fees and BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $8,739 million for 2013 increased $667 million from $8,072 million in 2012 due to growth in long-term average AUM. Securities lending fees decreased $63 million from 2012 to $447 million in 2013 driven by lower spreads consistent with industry trends, partially offset by an increase in average balances of securities on loan.

Investment advisory performance fees were $561 million in 2013 compared with $463 million in 2012, primarily reflecting higher fees from alternative products, including fund of funds and single-strategy hedge funds. Both years reflected significant fees from the liquidation of opportunistic funds.

BlackRock Solutions and advisory revenue in 2013 totaled $577 million compared with $518 million in 2012. The current year reflected a $47 million increase in Aladdin business revenues to $421 million and higher advisory assignments revenue.

Other revenue increased $17 million, largely reflecting higher transition management service fees and higher earnings from certain strategic investments.

2012 Compared with 2011

Revenues increased $256 million, or 3%, from 2011 reflecting market growth, positive flows, improvements in securities lending revenue and strength in performance fees.

Investment advisory, administration fees and securities lending revenue totaled $8,072 million in 2012 compared with $7,896 million in 2011, reflecting an improvement in securities lending revenue and higher advisory fees reflecting higher long-term average AUM. Securities lending fees were $510 million in 2012 compared with $397 million in 2011, reflecting higher lending rates and an increase in average balances of securities on loan.

Investment advisory performance fees were $463 million in 2012 compared with $371 million in 2011, primarily reflecting higher performance fees from alternative products, including fees from a disposition-related opportunistic fund, which were partially offset by lower fees from equity products.

BlackRock Solutions and advisory revenue in 2012 increased $8 million, or 2%, from 2011, primarily due to a $51 million increase in Aladdin business revenue to $374 million, partially offset by the run off of revenues associated with a lower level of advisory assets and lower one-time revenue from advisory assignments.

Distribution fees of $71 million in 2012 decreased $29 million, or 29%, from $100 million in 2011, primarily due to lower AUM in certain share classes of BlackRock funds.

Other revenue increased $9 million, largely reflecting higher earnings from certain strategic investments, partially offset by lower sales commissions and marketing fees earned for services to distribute iPath® products.

Expenses

(in millions)	2013	2012	2011
Expenses, GAAP:
Employee compensation and benefits	$3,560	$3,287	$3,199
Distribution and servicing costs	353	364	386
Amortization of deferred sales commissions	52	55	81
Direct fund expenses	657	591	563
General and administration:
Marketing and promotional	409	384	315
Occupancy and office related	277	248	373
Portfolio services	203	196	189
Technology	160	150	146
Professional services	128	114	139
Communications	37	39	40
Regulatory, filing and license fees	31	17	16
Charitable Contribution	124	—	—
Closed-end fund launch costs	16	22	26
Other general and administration	155	189	171
Total general and administration expenses	1,540	1,359	1,415
Restructuring charges	—	—	32
Amortization of intangible assets	161	157	156
Total expenses, GAAP	$6,323	$5,813	$5,832
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	33	22	44
Merrill Lynch compensation contribution	—	—	7
Compensation expense related to appreciation (depreciation) on deferred compensation plans	10	6	(3)
Subtotal	43	28	48
General and administration:
Charitable Contribution	124	—	—
U.K. lease exit costs	—	(8)	63
Contribution to STIFs	—	30	—
Subtotal	124	22	63
Restructuring charges	—	—	32
Total non-GAAP expense adjustments	167	50	143
Expenses, as adjusted:
Employee compensation and benefits	3,517	3,259	3,151
Distribution and servicing costs	353	364	386
Amortization of deferred sales commissions	52	55	81
Direct fund expenses	657	591	563
General and administration	1,416	1,337	1,352
Amortization of intangible assets	161	157	156
Total expenses, as adjusted	$6,156	$5,763	$5,689

2013 Compared with 2012

GAAP. Expenses increased $510 million, or 9%, from 2012, primarily reflecting higher revenue-related expenses and the $124 million expense related to the Charitable Contribution.

Employee compensation and benefits expense increased $273 million, or 8%, to $3,560 million in 2013 from $3,287 million in 2012, reflecting increased headcount and higher incentive compensation driven by higher operating income, including higher performance fees. Employees at December 31, 2013 totaled approximately 11,400 compared with approximately 10,500 at December 31, 2012.

Distribution and servicing costs totaled $353 million in 2013 compared with $364 million in 2012. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for 2013 and 2012 included $184 million and $195 million, respectively, of costs attributable to Bank of America/Merrill Lynch.

Direct fund expenses increased $66 million, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expenses of the funds.

General and administration expenses increased $181 million, largely driven by the $124 million expense related to the Charitable Contribution, higher marketing and promotional costs and various lease exit costs. The full year 2012 included a one-time $30 million contribution to STIFs.

As Adjusted. Expenses, as adjusted, increased $393 million, or 7%, to $6,156 million in 2013 from $5,763 million in 2012. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits, direct fund expenses and general and administration expenses.

2012 Compared with 2011

GAAP. Expenses decreased $19 million to $5,813 million from 2011, primarily reflecting a reduction in general and administration expenses, amortization of deferred sales commissions and distribution and servicing costs, partially offset by higher employee compensation and benefits and direct fund expenses. General and administration expenses in 2012 included a $30 million charge related to a contribution to STIFs.

Employee compensation and benefits expense increased $88 million, or 3%, to $3,287 million in 2012 from $3,199 million in 2011, reflecting an increase in incentive compensation driven by higher operating income, including higher performance fees. Employees at December 31, 2012 totaled approximately 10,500 compared with approximately 10,100 at December 31, 2011.

Distribution and servicing costs decreased $22 million, or 6%, to $364 million in 2012 from $386 million in 2011. The $22 million decrease related to lower service fees from variable annuities and lower cash management-related distribution costs. Distribution and servicing costs for 2012 and 2011 included $195 million and $207 million, respectively, of costs attributable to Bank of America/Merrill Lynch.

Amortization of deferred sales commissions decreased $26 million, or 32%, to $55 million in 2012 from $81 million in 2011, primarily related to lower sales in certain share classes of U.S. open-end mutual funds.

Direct fund expenses increased $28 million from 2011 million, primarily reflecting growth in average AUM for the funds (predominantly iShares) where BlackRock pays certain nonadvisory expenses of the funds.

General and administration expenses decreased $56 million, or 4%, to $1,359 million in 2012 from $1,415 million in 2011. Lower occupancy and office-related expenses, primarily due to $63 million of U.K. lease exit costs incurred in 2011, and lower professional services costs contributed to the overall net decrease in general and administration expenses. The decrease in general and administration expenses was partially offset by higher marketing and promotional expenses in connection with the brand campaign and a one-time contribution to STIFs.

Restructuring charges of $32 million recorded in 2011, primarily related to severance, accelerated amortization of certain previously granted stock awards, and legal and outplacement costs associated with a reduction in work force and reengineering efforts.

As Adjusted. Expenses, as adjusted, increased $74 million, or 1%, to $5,763 million in 2012 from $5,689 million in 2011. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits and direct fund expenses, partially offset by a reduction in amortization of deferred sales commissions, distribution and servicing costs and general and administration expenses.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for 2013, 2012 and 2011 was as follows:

(in millions)	2013	2012	2011
Nonoperating income (expense), GAAP basis(1)	$116	$(54)	$(114)
Less: Net income (loss) attributable to NCI	19	(18)	2
Nonoperating income (expense)(2)	97	(36)	(116)
Gain related to the Charitable Contribution	(80)	—	—
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(10)	(6)	3
Nonoperating income (expense), as adjusted(2)	$7	$(42)	$(113)

(1)	During 2013, the Company did not record any nonoperating income (loss) or net income (loss) attributable to consolidated variable interest entities on the consolidated statements of income. Amounts included losses of $38 million and $18 million attributable to consolidated variable interest entities for 2012 and 2011, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2013, 2012 and 2011 were as follows:

(in millions)	2013	2012	2011
Net gain (loss) on investments(1)
Private equity	$52	$36	$36
Real estate	24	14	10
Distressed credit/mortgage funds	40	69	(13)
Hedge funds/funds of hedge funds	25	20	(5)
Other investments(2)	16	(2)	1
Subtotal	157	137	29
Gain related to the PennyMac IPO	39	—	—
Gain related to the Charitable Contribution	80	—	—
Investments related to deferred compensation plans	10	6	(3)
Total net gain (loss) on investments	286	143	26
Interest and dividend income	22	36	34
Interest expense	(211)	(215)	(176)
Net interest expense	(189)	(179)	(142)
Total nonoperating income (expense)(1)	97	(36)	(116)
Gain related to the Charitable Contribution	(80)	—	—
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(10)	(6)	3
Nonoperating income (expense), as adjusted(1)	$7	$(42)	$(113)

(1)	Net of net income (loss) attributable to NCI.

(2)	Amount included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

2013 Compared with 2012

Net gains on investments of $286 million in 2013 increased $143 million from 2012 due to the $39 million gain related to the PennyMac IPO and the $80 million gain related to the Charitable Contribution and higher net positive marks.

Net interest expense increased $10 million from 2012 primarily due to lower dividend income.

For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

2012 Compared with 2011

Net gains on investments increased $117 million from 2011 due to higher net positive marks in 2012 compared with 2011.

Net interest expense increased from 2011, primarily due to long-term debt issuances in May 2011 and May 2012.

Income Tax Expense

	GAAP			As adjusted
(in millions)	2013	2012	2011	2013	2012	2011
Income before income taxes(1)	$3,954	$3,488	$3,133	$4,031	$3,532	$3,279
Income tax expense	$1,022	$1,030	$796	$1,149	$1,094	$1,040
Effective tax rate	25.8%	29.5%	25.4%	28.5%	31.0%	31.7%

(1)	Net of net income (loss) attributable to NCI.

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

2013. The GAAP effective tax rate of 25.8% for 2013 included a $69 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, 2013 included the approximately $48 million tax benefit recognized in connection with the Charitable Contribution, a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items.

The as adjusted effective tax rate of 28.5% for 2013 included a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items and excluded the $69 million net noncash benefit and the $48 million tax benefit related to the Charitable Contribution mentioned above.

2012. The GAAP effective tax rate of 29.5% for 2012 included a $21 million benefit related to the resolution of certain outstanding tax positions and a $50 million net noncash benefit related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

The as adjusted effective tax rate of 31.0% for 2012 excluded the $50 million net noncash tax benefit mentioned above.

2011. The GAAP effective tax rate of 25.4% for 2011 included a $24 million benefit related to the resolution of certain outstanding tax positions and $198 million of net noncash tax benefits due to a state tax election and enacted U.K., Japan, U.S. state and local tax legislation.

The 2011 as adjusted effective tax rate of 31.7% included the $24 million benefit related to the revaluation of certain deferred income tax liabilities and excluded the $198 million net noncash benefit.

BALANCE SHEET OVERVIEW

As Adjusted Balance Sheet

The following table presents a reconciliation of the consolidated statement of financial condition presented on a GAAP basis to the consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements, consolidated variable interest entities (“VIEs”) and consolidated sponsored investment funds.

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

In addition, the Company records on its consolidated statements of financial condition the separate account collateral received under securities lending arrangements as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral.

Consolidated VIEs

At December 31, 2013, BlackRock’s consolidated VIEs included multiple CLOs and one private investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

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

	December 31, 2013
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$4,390	$—	$—	$114	$4,276
Accounts receivable	2,247	—	—	—	2,247
Investments	2,151	—	—	94	2,057
Assets of consolidated VIEs	2,486	—	2,486	—	—
Separate account assets and collateral held under securities lending agreements	176,901	176,901	—	—	—
Other assets(1)	1,217	—	—	20	1,197
Subtotal	189,392	176,901	2,486	228	9,777
Goodwill and intangible assets, net	30,481	—	—	—	30,481
Total assets	$219,873	$176,901	$2,486	$228	$40,258
Liabilities
Accrued compensation and benefits	$1,747	$—	$—	$—	$1,747
Accounts payable and accrued liabilities	1,084	—	—	—	1,084
Borrowings	4,939	—	—	—	4,939
Liabilities of consolidated VIEs	2,443	—	2,443	—	—
Separate account liabilities and collateral liabilities under securities lending agreements	176,901	176,901	—	—	—
Deferred income tax liabilities	5,085	—	—	—	5,085
Other liabilities	1,004	—	—	39	965
Total liabilities	193,203	176,901	2,443	39	13,820
Equity
Total stockholders’ equity(2)	26,460	—	22	—	26,438
Noncontrolling interests	210	—	21	189	—
Total equity	26,670	—	43	189	26,438
Total liabilities and equity	$219,873	$176,901	$2,486	$228	$40,258

(1)	Amounts include property and equipment and other assets.

(2)	GAAP amount includes $22 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2013 and 2012 included $114 million and $133 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2013).

Investments increased $401 million from December 31, 2012 (for more information see Investments herein). Goodwill and intangible assets increased $169 million from December 31, 2012, primarily due to the MGPA acquisition and Credit Suisse ETF Transaction, partially offset by $161 million of intangible assets amortization expense. Other assets (including property, plant and equipment) increased $34 million from December 31, 2012, primarily related to an increase in strategic investments and other receivables, partially offset by a decrease in property and equipment due to depreciation and a decrease in current taxes receivable.

Liabilities. Accrued compensation and benefits at December 31, 2013 increased $200 million from December 31, 2012, primarily due to 2013 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2013 increased $29 million from December 31, 2012 due to an increase in current income taxes payable and increased accruals, including direct fund expenses, partially offset by lower unit trust payables (substantially offset by a decrease in unit trust receivables recorded within accounts receivable). Borrowings decreased $848 million from December 31, 2012 resulting from the repayments of $750 million and $100 million of long-term and short-term borrowings, respectively.

Net deferred income tax liabilities at December 31, 2013 decreased $208 million, primarily due to the effects of temporary differences associated with stock compensation and investment income. The change also reflects the revaluation of certain deferred income tax liabilities due to legislation enacted in the United Kingdom, domestic state and local income tax changes, and realization of tax loss carryforwards. Other liabilities at December 31, 2013 increased $146 million from December 31, 2012, primarily resulting from an increase in liability of unrecognized tax benefits, a contingent liability related to the Credit Suisse ETF Transaction and other operating liabilities.

Investments

Investments totaled $2,151 million at December 31, 2013 and $1,750 million at December 31, 2012. Investments include consolidated investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2013	December 31, 2012
Total investments, GAAP	$2,151	$1,750
Investments held by consolidated sponsored investment funds(1)	(826)	(524)
Net exposure to consolidated investment funds	732	430
Total investments, as adjusted	2,057	1,656
Federal Reserve Bank stock	(90)	(89)
Carried interest	(103)	(85)
Deferred compensation investments	(97)	(62)
Hedged investments	(184)	(209)
Total “economic” investment exposure	$1,583	$1,211

(1)	At December 31, 2013 and 2012, approximately $826 million and $524 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2013 and 2012:

(in millions)	December 31, 2013	December 31, 2012
Private equity	$328	$298
Real estate	125	122
Distressed credit/mortgage funds	148	214
Hedge funds/funds of hedge funds	348	159
Other investments(1)	634	418
Total “economic” investment exposure	$1,583	$1,211

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for 2013 was as follows:

(in millions)
Investments, as adjusted, December 31, 2012	$1,656
Purchases/capital contributions	912
Sales/maturities	(469)
Distributions	(216)
Market valuations/earnings from equity method investments	156
Carried interest capital allocations	18
Investments, as adjusted, December 31, 2013	$2,057

The following table represents investments, as adjusted at December 31, 2013:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at December 31, 2013
Total investments, as adjusted(2)	$607	$545	$489	$416	$2,057

(1)	Amount includes investments held at cost or amortized cost, carried interest and certain equity method investments, which include sponsored investment funds, which are not accounted for under a fair value measure. Certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Amounts include cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, to the consolidated financial statements contained in Part II, Item 8 of this filing, for total GAAP investments.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds and VIEs

BlackRock consolidates certain of its sponsored investment funds and CLOs, notwithstanding the fact BlackRock may only have a minority interest, if any, in these funds or CLOs. As a result, the consolidated statements of cash flows include the cash flows of consolidated sponsored investment funds and CLOs. The Company uses an adjusted cash flow statement, which excludes the impact of consolidated sponsored investment funds and CLOs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the consolidated sponsored investment funds and CLOs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2011	$3,506	$196	$—	$3,310
Cash flows from operating activities	2,240	(256)	(227)	2,723
Cash flows from investing activities	(266)	(211)	—	(55)
Cash flows from financing activities	(944)	404	227	(1,575)
Effect of exchange rate changes on cash and cash equivalents	70	—	—	70
Net change in cash and cash equivalents	1,100	(63)	—	1,163
Cash and cash equivalents, December 31, 2012	4,606	133	—	4,473
Cash flows from operating activities	3,642	(137)	286	3,493
Cash flows from investing activities	(483)	39	—	(522)
Cash flows from financing activities	(3,392)	79	(286)	(3,185)
Effect of exchange rate changes on cash and cash equivalents	17	—	—	17
Net change in cash and cash equivalents	(216)	(19)	—	(197)
Cash and cash equivalents, December 31, 2013	$4,390	$114	$—	$4,276

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

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for 2013 were $522 million and primarily reflected $555 million of investment purchases and $298 million related to the Credit Suisse ETF Transaction and the MGPA acquisition, partially offset by $342 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for 2013 were $3.2 billion, primarily resulting from $1.2 billion of share repurchases, including $1.0 billion in open market transactions and $243 million of employee tax withholdings related to employee stock transactions, $1.2 billion of cash dividend payments, a $750 million long-term debt repayment and a $100 million short-term debt repayment. Cash outflows from financing activities were partially offset by cash inflows related to $41 million of excess tax benefits from stock-based compensation.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2013 and 2012 were as follows:

(in millions)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$4,390	$4,606
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(114)	(133)
Subtotal	4,276	4,473
Credit facility — undrawn	3,990	3,685
Total liquidity	$8,266	$8,158

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased $108 million during 2013, primarily reflecting positive operating cash flow and the increased aggregate commitment of the 2013 credit facility to $3.990 billion, partially offset by the $750 million repayment of long-term borrowings, cash payments of 2012 year-end incentive awards, share repurchases, including $1.0 billion in open market transactions, and cash dividend payments.

A significant portion of the Company’s $2,057 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approvals. In January 2013, the Board of Directors (the “Board”) approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 3.7 million common shares in open market-transactions under the share repurchase program for $1.0 billion during 2013. At December 31, 2013, there were 6.5 million shares still authorized to be repurchased.

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

At December 31, 2013, the Company was required to maintain approximately $1.1 billion compared with $1.2 billion at December 31, 2012 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements. The decrease in required net capital was primarily due to a reduction in the BTC minimum Tier 1 capital requirement from $500 million to $385 million in August 2013.

Undistributed Earnings of Foreign Subsidiaries. As of December 31, 2013, the Company has not provided for U.S. federal and state income taxes on approximately $3.1 billion of undistributed earnings of its foreign subsidiaries. Such earnings are considered indefinitely reinvested outside the United States. The Company’s current plans do not demonstrate a need to repatriate these funds.

Short-Term Borrowings

2013 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2013. The 2013 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program to $3.5 billion. On

May 17, 2012, BlackRock increased the maximum aggregate amount to $3.785 billion. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured CP Notes on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility. At December 31, 2013, BlackRock had no CP Notes outstanding.

Long-term Borrowings.

At December 31, 2013, the principal amount of long-term borrowings, including the current portion, was $4.95 billion.

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

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 4.25% notes maturing in May 2021 and $750 million of floating rate notes (“2013 Floating Rate Notes”), which were repaid in May 2013. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of its obligation at a fixed rate of 1.03%. During the second quarter of 2013, the interest rate swap matured and the 2013 Floating Rate Notes were fully repaid.

2012, 2014 and 2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities, including $0.5 billion of 2.25% notes, which were repaid in December 2012, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP program, which was used to finance a portion of the BGI Transaction, and for general corporate purposes. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. Interest on the 2014 Notes and 2019 Notes of approximately $35 million and $50 million per year, respectively, is payable semi-annually in arrears on June 10 and December 10 of each year.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured and unsubordinated notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”) and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2013:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations and commitments:
Long-term borrowings(1):
Principal	$1,000	$750	$—	$700	$—	$2,500	$4,950
Interest	196	156	151	151	107	218	979
Operating leases	135	127	110	109	106	699	1,286
Purchase obligations	83	77	31	8	—	—	199
Investment commitments	216	—	—	—	—	—	216
Total contractual obligations and commitments	1,630	1,110	292	968	213	3,417	7,630
Contingent obligations:
Contingent distribution obligations	172	172	172	—	—	—	516
Contingent payments related to business acquisitions(2)	4	5	11	8	23	24	75
Total contractual obligations, commitments and contingent obligations(3)	$1,806	$1,287	$475	$976	$236	$3,441	$8,221

(1)	Long-term borrowings exclude the borrowings of consolidated CLOs. The Company has no obligation to settle the liabilities of these CLOs.

(2)	The amount of contingent payments reflected for any year represents the expected payment amounts, using foreign currency exchange rates as of December 31, 2013, under the terms of the business acquisition’s agreement. The maximum potential payment amount related to Credit Suisse ETF Transaction is approximately $24 million for any year during a seven year period. There is no maximum amount for payments related to the MGPA Transaction. The fair value of the contingent obligations is not significant to the consolidated statement of financial condition and is recorded within other liabilities.

(3)	At December 31, 2013, the Company had $372 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

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

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2013, the Company’s obligations primarily reflected standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services. Purchase obligations are recorded on the Company’s financial statements when services are provided and, as such, obligations for services not received are not included in the consolidated statement of financial condition at December 31, 2013.

Investment Commitments. At December 31, 2013, the Company had $216 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Clawback. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in investments, or cash to the extent that it is distributed, and as a deferred carried interest liability on its consolidated statements of financial condition. Carried interest is realized and recorded as performance fees on BlackRock’s consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable.

Contingent Payments Related to Business Acquisitions. In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven year period, subsequent to the acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five year period, subject to achieving specified thresholds, subsequent to the acquisition date. The fair value of the contingent payments at December 31, 2013 is not significant to the consolidated statement of financial condition and is included in other liabilities.

Indemnifications. In many of the Company’s contracts, including the BGI, Merrill Lynch Investment Managers (“MLIM”) and Quellos Transaction agreements, BlackRock agrees to indemnify third parties under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2013. See further discussion in Note 13, Commitments and Contingencies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At December 31, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $118.3 billion. The Company held, as agent, cash and securities totaling $124.6 billion as collateral for indemnified securities on loan at December 31, 2013. The fair value of these indemnifications was not material at December 31, 2013. The Company currently expects indemnified balances to continue to increase over time.

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

Contingent Distribution Obligations. In November 2010, BlackRock entered into a second amended and restated global distribution agreement with Merrill Lynch, which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of AUM maintained in certain BlackRock products. The initial term of the agreement remained in effect until January 2014. After such term, the agreement renewed for one automatic three-year extension.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. These arrangements are discussed in more detail in Note 14, Stock-Based Compensation, and Note 15, Employee Benefit Plans, to the consolidated financial statements beginning on page F-1 of this Form 10-K. Accrued compensation and benefits at December 31, 2013 totaled $1,747 million and included incentive compensation of $1,335 million, deferred compensation of $164 million and other compensation and benefits related obligations of $248 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2014, while the deferred compensation obligations are generally payable over periods up to five years.

Separate Account Liabilities. At December 31, 2013, the Company had $155.1 billion of separate account assets and offsetting liabilities on the consolidated statement of financial condition. The timing of payments of these contractual obligations is inherently uncertain and varies by customer. As such, these liabilities have been excluded from the contractual obligations table above.

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

Consolidation of Variable Interest Entities. Certain investment products for which the risks and rewards of ownership are not directly linked to voting interests may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment product is a VIE. BlackRock continuously evaluates such factors as facts and circumstances change. BlackRock is required to consolidate a VIE when it is deemed to be the primary beneficiary (“PB”).

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

Significant judgment is required in the determination of whether the Company is the PB of a VIE. If the Company is determined to be the PB of a VIE, BlackRock will consolidate the entity. In order to determine whether the Company is the PB of a VIE for entities that meet the conditions of ASU 2010-10, management must make significant estimates and assumptions of projected future cash flows. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, prepayments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs that do not meet the conditions of ASU 2010-10 and sponsored investment funds, which may be considered VIEs.

At December 31, 2013, the following balances related to VIEs were included on the consolidated statements of financial condition:

(in millions)	CLOs	Sponsored Private Equity Fund	Total Consolidated VIEs
Assets of consolidated VIEs:
Cash and cash equivalents	$156	$5	$161
Bank loans, bonds, other investments and other assets	2,309	16	2,325
Liabilities of consolidated VIEs:
Borrowings	(2,369)	—	(2,369)
Other liabilities	(74)	—	(74)
Appropriated retained earnings	(22)	—	(22)
Noncontrolling interests of consolidated VIEs	—	(21)	(21)
Total BlackRock net interests in consolidated VIEs	$—	$—	$—

CLOs. At December 31, 2013, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the PB for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. The Company recorded appropriated retained earnings for the difference between the assets and liabilities of the CLOs recorded on the consolidated statement of financial condition as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Fund of Funds. At December 31, 2013, BlackRock was determined to be the PB of one investment fund of funds and was deemed to absorb the majority of the variability due to its de-facto related-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. Changes in the fair value of the assets and liabilities of this VIE recorded on the consolidated statements of financial condition have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

Consolidation of Voting Rights Entities. To the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, BlackRock consolidates the investee.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining whether other nonaffiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

At December 31, 2013 and 2012, as a result of consolidation of various investment products deemed to be voting rights entities, including products where BlackRock owns 50% or greater of the voting rights of the product, under the consolidation policies described above, the Company had the following balances on its consolidated statements of financial condition:

(in millions)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$114	$133
Investments:
Trading investments	385	123
Other investments	441	401
Other assets	20	25
Other liabilities	(39)	(65)
Noncontrolling interests	(189)	(187)
BlackRock’s net interests in consolidated investment funds	$732	$430

The Company retained the specialized accounting of these investment funds pursuant to ASC 810. VIEs, including a consolidated sponsored investment fund and CLOs, were excluded from the balances above as the balances of these VIEs are reported separately on the consolidated statements of financial condition.

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

BlackRock’s equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, BlackRock’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. BlackRock’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as nonoperating income (expense) for investments in investment companies, or as other revenue for certain strategic investments, which are recorded in other assets, since such investees are considered to be an extension of BlackRock’s core business.

At December 31, 2013, the Company had $736 million and $163 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2012, the Company had $604 million and $124 million of equity method investees reflected in investments and other assets, respectively.

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

When the fair value of available-for-sale securities is lower than cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary”. In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, an impairment charge is recorded in nonoperating income (expense) on the consolidated statement of income. In making this determination for debt securities, the Company considers whether: (1) it has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery or (3) it expects to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security, but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

Evaluation of securities impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the consolidated statements of income.

Fair Value Measurements.

Hierarchy of Fair Value Inputs. The provisions of ASC 820, Fair Value Measurement (“ASC 820”), establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 2, Significant Accounting Policies, for further description of the Company’s assets and liabilities measured at fair value.

Significance of Inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation Techniques. The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. Such quotes and modeled prices are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of the current market environment and other analytical procedures. BlackRock’s $574 million of Level 3 investments, or 27% of total GAAP investments at December 31, 2013, primarily included co-investments in private equity fund of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit and mortgage securities and real estate equity products.

As a practical expedient, the Company relies on NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

A significant amount of inputs used to value equity, debt securities and bank loans is sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodologies, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. In addition, on a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

In addition, quotes obtained from brokers generally are non-binding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Changes in Valuation. Changes in value on $1,622 million of investments will impact the Company’s nonoperating income (expense), $183 million will impact accumulated other comprehensive income, $243 million are held at cost or amortized cost and the remaining $103 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2013, changes in fair value of approximately $785 million of such investments within consolidated sponsored investment funds will impact BlackRock’s net income (loss) attributable to noncontrolling interests expense on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds was $691 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2013, ranged from 1 to 11 years with a weighted-average remaining estimated useful life of 4.3 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2013 indicated that no impairment charge was required. The Company continuously monitors its book value per share as compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2013, the Company’s common stock closed at $316.47 which exceeded its book value per share of approximately $156.69 after excluding appropriated retained earnings.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $161 million, $157 million and $156 million for 2013, 2012 and 2011, respectively.

In 2013, 2012 and 2011, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments in 2013. The Company determined that no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2013, BlackRock had $467 million of gross unrecognized tax benefits, of which $304 million, if recognized, would affect the effective tax rate.

In accordance with ASC 740, management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2013, the Company had deferred tax assets of $4 million and deferred tax liabilities of approximately $5,085 million on the consolidated statement of financial condition. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

At December 31, 2013, the Company had recorded a deferred tax asset of $99 million for unrealized investment losses; however, no valuation allowance has been established because the Company expects to hold certain investments which invest in fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the consolidated statements of income in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 21, Income Taxes, to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $89 million and current income taxes payables of $168 million at December 31, 2013.

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

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition — Principle Agent Considerations (“ASC 605-45”), and records its management fees net of retrocessions. Retrocessions for 2013, 2012 and 2011 were $785 million, $793 million and $928 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients to highly rated banks and broker-dealers. Such revenues are accounted for on an accrual basis. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or accounts managed by the Company from which the securities are borrowed. For 2013, 2012 and 2011, securities lending revenue totaled $447 million, $510 million and $397 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

The Company receives investment advisory performance fees or incentive allocations, including carried interest allocations, from certain actively managed investment funds and certain SMAs. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the years ended 2013, 2012 and 2011, performance fee revenue totaled $561 million, $463 million and $371 million, respectively. In addition, the Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in investments or cash to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is realized and recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2013 and 2012, the Company had $108 million and $97 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed or when completed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For 2013, 2012 and 2011, BlackRock Solutions and advisory revenue totaled $577 million, $518 million and $510 million, respectively.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on the fair value of AUM and since the Company does not record performance revenues until performance thresholds have been exceeded and the likelihood of clawback is mathematically improbable.

RECENT DEVELOPMENTS

Accounting Developments

For accounting pronouncements that the Company adopted during 2013 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2013, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $117 million and $71 million, respectively.

At December 31, 2013, approximately $826 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,583 million. See Management’s Discussion and Analysis-Balance Sheet Overview-Investments for further information on the Company’s investments.

The “economic” investment exposure of the portfolio is presented below:

Equity Market Price Risk. At December 31, 2013, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $828 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $82.8 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At December 31, 2013, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $755 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $12.7 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $222 million at December 31, 2013. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $22.2 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At December 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $792 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/  Deloitte & Touche LLP

New York, New York

February 28, 2014

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

Item 11. Executive Compensation

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2013 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(29)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(5)	Specimen of Common Stock Certificate.
4.2(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(7)	Form of 6.25% Notes due 2017.
4.4(8)	Form of 3.50% Notes due 2014.
4.5(8)	Form of 5.00% Notes due 2019.
4.6(9)	Form of 4.25% Notes due 2021.
4.7(10)	Form of 1.375% Notes due 2015.
4.8(10)	Form of 3.375% Notes due 2022.
10.1(11)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +
10.2(12)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +
10.3(13)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+
10.5(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.7(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.8(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.9(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.10(5)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.
10.11(15)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.12(16)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.13(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.14(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.15(18)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.16(19)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.
10.17(20)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.18(27)	Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.19(21)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.

Exhibit No.	Description
10.20(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.21(22)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.22(23)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.
10.23(24)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers

Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(25)	Stock Repurchase Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.
10.25(25)	Exchange Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.
10.26(25)	Exchange Agreement, dated as of May 21, 2012, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and BlackRock.
10.27(26)	Letter Agreement, dated November 20, 2012, between Susan L. Wagner and BlackRock. +
10.28(28)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock. +
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(11)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(12)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(13)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.

(24)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 23, 2012.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 27, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(29)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2012.

+	Denotes compensatory plans or arrangements

†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2014

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Gary S. Shedlin, Matthew J. Mallow, Daniel R. Waltcher and J. Russell McGranahan, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/S/ GARY SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2014
/S/ JOSEPH FELICIANI, JR. Joseph Feliciani, Jr.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014
/S/ ABDLATIF Y. AL-HAMAD	Director	February 28, 2014
Abdlatif Y. Al-Hamad
/S/ MATHIS CABIALLAVETTA	Director	February 28, 2014
Mathis Cabiallavetta
/S/ WILLIAM S. DEMCHAK	Director	February 28, 2014
William S. Demchak
/S/ JESSICA EINHORN	Director	February 28, 2014
Jessica Einhorn
/S/ FABRIZIO FREDA	Director	February 28, 2014
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 28, 2014
Murry S. Gerber
/S/ JAMES GROSFELD	Director	February 28, 2014
James Grosfeld
/S/ ROBERT S. KAPITO	Director	February 28, 2014
Robert S. Kapito
/S/ DAVID H. KOMANSKY	Director	February 28, 2014
David H. Komansky
/S/ SIR DERYCK MAUGHAN	Director	February 28, 2014
Sir Deryck Maughan
/S/ THOMAS K. MONTAG	Director	February 28, 2014
Thomas K. Montag
/S/ THOMAS H. O’BRIEN	Director	February 28, 2014
Thomas H. O’Brien

Signature	Title	Date
/S/ JAMES E. ROHR	Director	February 28, 2014
James E. Rohr
/S/ IVAN G. SEIDENBERG	Director	February 28, 2014
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2014
Marco Antonio Slim Domit
/S/ JOHN S. VARLEY	Director	February 28, 2014
John S. Varley
/S/ SUSAN L. WAGNER	Director	February 28, 2014
Susan L. Wagner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2014

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except per share data)	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4,390	$4,606
Accounts receivable	2,247	2,250
Investments	2,151	1,750
Assets of consolidated variable interest entities:
Cash and cash equivalents	161	297
Bank loans, other investments and other assets	2,325	2,264
Separate account assets	155,113	134,768
Separate account collateral held under securities lending agreements	21,788	23,021
Property and equipment (net of accumulated depreciation of $611 and $572 at December 31, 2013 and 2012, respectively)	525	557
Intangible assets (net of accumulated amortization of $1,057 and $899 at December 31, 2013 and 2012, respectively)	17,501	17,402
Goodwill	12,980	12,910
Other assets	692	626
Total assets	$219,873	$200,451
Liabilities
Accrued compensation and benefits	$1,747	$1,547
Accounts payable and accrued liabilities	1,084	1,055
Short-term borrowings	—	100
Liabilities of consolidated variable interest entities:
Borrowings	2,369	2,402
Other liabilities	74	103
Long-term borrowings	4,939	5,687
Separate account liabilities	155,113	134,768
Separate account collateral liabilities under securities lending agreements	21,788	23,021
Deferred income tax liabilities	5,085	5,293
Other liabilities	1,004	858
Total liabilities	193,203	174,834
Commitments and contingencies (Note 13)
Temporary equity
Redeemable noncontrolling interests	54	32
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2013 and 2012; Shares issued: 171,252,185 at December 31, 2013 and 2012; Shares outstanding: 166,589,688 and 168,875,304 at December 31, 2013 and 2012, respectively;

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2013 and 2012; Shares issued and outstanding: 823,188 at December 31, 2013 and 2012;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2013 and 2012; Shares issued and outstanding: 1,311,887 and 1,517,237 at December 31, 2013 and 2012, respectively
Additional paid-in capital	19,473	19,419
Retained earnings	8,208	6,444
Appropriated retained earnings	22	29
Accumulated other comprehensive loss	(35)	(59)
Treasury stock, common, at cost (4,662,497 and 2,376,881 shares held at December 31, 2013 and 2012, respectively)	(1,210)	(432)
Total BlackRock, Inc. stockholders’ equity	26,460	25,403
Nonredeemable noncontrolling interests	135	155
Nonredeemable noncontrolling interests of consolidated variable interest entities	21	27
Total permanent equity	26,616	25,585
Total liabilities, temporary equity and permanent equity	$219,873	$200,451

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

	Year ended December 31,
(in millions, except per share data)	2013	2012	2011
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$5,991	$5,292	$5,303
Other third parties	2,748	2,780	2,593
Total investment advisory, administration fees and securities lending revenue	8,739	8,072	7,896
Investment advisory performance fees	561	463	371
BlackRock Solutions and advisory	577	518	510
Distribution fees	73	71	100
Other revenue	230	213	204
Total revenue	10,180	9,337	9,081
Expenses
Employee compensation and benefits	3,560	3,287	3,199
Distribution and servicing costs	353	364	386
Amortization of deferred sales commissions	52	55	81
Direct fund expenses	657	591	563
General and administration	1,540	1,359	1,415
Restructuring charges	—	—	32
Amortization of intangible assets	161	157	156
Total expenses	6,323	5,813	5,832
Operating income	3,857	3,524	3,249
Nonoperating income (expense)
Net gain (loss) on investments	305	163	46
Net gain (loss) on consolidated variable interest entities	—	(38)	(18)
Interest and dividend income	22	36	34
Interest expense	(211)	(215)	(176)
Total nonoperating income (expense)	116	(54)	(114)
Income before income taxes	3,973	3,470	3,135
Income tax expense	1,022	1,030	796
Net income	2,951	2,440	2,339
Less:
Net income (loss) attributable to redeemable noncontrolling interests	(1)	9	—
Net income (loss) attributable to nonredeemable noncontrolling interests	20	(27)	2
Net income attributable to BlackRock, Inc.	$2,932	$2,458	$2,337
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$17.23	$14.03	$12.56
Diluted	$16.87	$13.79	$12.37
Cash dividends declared and paid per share	$6.72	$6.00	$5.50
Weighted-average common shares outstanding:
Basic	170,185,870	174,961,018	184,265,367
Diluted	173,828,902	178,017,679	187,116,410

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in millions)	2013	2012	2011
Net income	$2,951	$2,440	$2,339
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	4	26	(3)
Less: reclassification adjustment included in net income(1)	13	6	1
Net change from available-for-sale investments, net of tax	(9)	20	(4)
Benefit plans, net(1)	10	(5)	—
Foreign currency translation adjustments	23	53	(27)
Other comprehensive income (loss)	24	68	(31)
Comprehensive income	2,975	2,508	2,308
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	(18)	2
Comprehensive income attributable to BlackRock, Inc.	$2,956	$2,526	$2,306

(1)	The tax benefit (expense) was not material in 2013, 2012 and 2011.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2010	$22,504	$3,723	$75	$(96)	$(1)	$(111)	$26,094	$189	$45	$26,328	$6
Net income	—	2,337	—	—	—	—	2,337	20	(18)	2,339	—
Consolidation of a collateralized loan obligation	—	—	19	—	—	—	19	—	—	19	—
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(22)	—	—	—	(22)	—	22	—	—
Dividends paid, net of dividend expense for unvested RSUs	—	(1,014)	—	—	—	—	(1,014)	—	—	(1,014)	—
Stock-based compensation	494	—	—	—	—	3	497	—	—	497	—
PNC preferred stock capital contribution	200	—	—	—	—	—	200	—	—	200	—
Retirement of preferred stock	(200)	—	—	—	—	—	(200)	—	—	(200)	—
Merrill Lynch cash capital contribution	8	—	—	—	—	—	8	—	—	8	—
Issuance of common shares related to employee stock transactions	(208)	—	—	—	—	228	20	—	—	20	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	—	(239)	(239)	—	—	(239)	—
Shares repurchased	(2,545)	—	—	—	—	(100)	(2,645)	—	—	(2,645)	—
Convertible debt conversions	4	—	—	—	—	1	5	—	—	5	—
Net tax benefit (shortfall) from stock-based compensation	12	—	—	—	—	—	12	—	—	12	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	—	(25)	(11)	(36)	90
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	—	(4)
Foreign currency translation adjustments	7	—	—	—	—	—	7	—	—	7	—
Other comprehensive income (loss)	—	—	—	(31)	—	—	(31)	—	—	(31)	—
December 31, 2011	$20,276	$5,046	$72	$(127)	$(1)	$(218)	$25,048	$184	$38	$25,270	$92

(1)	Amount includes $1 million of common stock at par value at both December 31, 2011 and 2010 and $1 million of preferred stock at par value at December 31, 2010.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Common Shares Held in Escrow	Treasury Stock Common	Total Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
December 31, 2011	$20,276	$5,046	$72		$(127)	$(1)	$(218)	$25,048	$184	$38	$25,270	$92
Net income	—	2,458	—	—		—	—	2,458	11	(38)	2,431	9
Allocation of losses of consolidated collateralized loan obligations	—	—	(43)	—		—	—	(43)	—	43	—	—
Release of common stock from escrow	(1)	—	—	—		1	—	—	—	—	—	—
Dividends paid	—	(1,060)	—	—		—	—	(1,060)	—	—	(1,060)	—
Stock-based compensation	451	—	—	—		—	—	451	—	—	451	—
Merrill Lynch cash capital contribution	7	—	—	—		—	—	7	—	—	7	—
Issuance of common shares related to employee stock transactions	(376)	—	—	—		—	432	56	—	—	56	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—		—	(146)	(146)	—	—	(146)	—
Shares repurchased	(1,000)	—	—	—		—	(500)	(1,500)	—	—	(1,500)	—
Net tax benefit (shortfall) from stock-based compensation	64	—	—	—		—	—	64	—	—	64	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—		—	—	—	(33)	(10)	(43)	343
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—		—	—	—	(7)	(6)	(13)	(412)
Other comprehensive income (loss)	—	—	—	68		—	—	68	—	—	68	—
December 31, 2012	$19,421	$6,444	$29	$(59)		$—	$(432)	$25,403	$155	$27	$25,585	$32

(1)	Amount includes $2 million and $1 million of common stock at par value at December 31, 2012 and 2011, respectively.

(2)	Amounts include $89 million of redemptions and $89 million of net consolidations related to consolidated variable interest entities (“VIEs”).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	$(59)	$(432)	$25,403	$155	$27	$25,585	$32
Net income	—	2,932	—	—	—	2,932	20	—	2,952	(1)
Consolidation of a collateralized loan obligation	—	—	(4)	—	—	(4)	—	—	(4)	—
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(3)	—	—	(3)	—	3	—	—
Dividends paid	—	(1,168)	—	—	—	(1,168)	—	—	(1,168)	—
Stock-based compensation	447	—	—	—	1	448	—	—	448	—
Issuance of common shares related to employee stock transactions	(429)	—	—	—	464	35	—	—	35	—
Employee tax benefit withholdings related to employee stock transactions	—	—	—	—	(243)	(243)	—	—	(243)	—
Shares repurchased	—	—	—	—	(1,000)	(1,000)	—	—	(1,000)	—
Net tax benefit (shortfall) from stock-based compensation	36	—	—	—	—	36	—	—	36	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(59)	125	66	137
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	19	(134)	(115)	(114)
Other comprehensive income (loss)	—	—	—	24	—	24	—	—	24	—
December 31, 2013	$19,475	$8,208	$22	$(35)	$(1,210)	$26,460	$135	$21	$26,616	$54

(1)	Amounts include $2 million of common stock at both December 31, 2013 and 2012.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$2,951	$2,440	$2,339
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	291	295	299
Amortization of deferred sales commissions	52	55	81
Stock-based compensation	448	451	497
Deferred income tax expense (benefit)	(193)	(61)	(137)
Gain related to PennyMac initial public offering	(39)	—	—
Gain related to the charitable contribution	(80)	—	—
Charitable contribution	124	—	—
Net (gains) losses on nontrading investments	(73)	(43)	(40)
Purchases of investments within consolidated sponsored investment funds	(195)	(108)	(41)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	145	96	50
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	143	(24)	54
Net (gains) losses within consolidated VIEs	—	38	18
Net (purchases) proceeds within consolidated VIEs	142	(203)	82
(Earnings) losses from equity method investees	(158)	(175)	(23)
Distributions of earnings from equity method investees	80	42	30
Other adjustments	10	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	14	(292)	124
Investments, trading	(218)	(664)	(116)
Other assets	(92)	(10)	(181)
Accrued compensation and benefits	203	138	(140)
Accounts payable and accrued liabilities	7	114	(152)
Other liabilities	80	155	82
Cash flows from operating activities	3,642	2,240	2,826
Cash flows from investing activities
Purchases of investments	(412)	(402)	(204)
Proceeds from sales and maturities of investments	286	695	213
Distributions of capital from equity method investees	83	73	34
Net consolidations (deconsolidations) of sponsored investment funds	(48)	(215)	—
Acquisitions, net of cash acquired	(298)	(267)	—
Purchases of property and equipment	(94)	(150)	(247)
Cash flows from investing activities	(483)	(266)	(204)
Cash flows from financing activities
Repayments of short-term borrowings	(100)	—	(600)
Proceeds from short-term borrowings	—	—	600
Repayments of convertible debt	—	—	(67)
Repayments of long-term borrowings	(750)	(500)	—
Proceeds from long-term borrowings	—	1,495	1,496
Cash dividends paid	(1,168)	(1,060)	(1,014)
Proceeds from stock options exercised	28	47	16
Proceeds from issuance of common stock	7	7	5
Repurchases of common stock	(1,243)	(1,645)	(2,885)
Merrill Lynch cash capital contribution	—	7	8
Net proceeds from (repayments of) borrowings by consolidated VIEs	(410)	331	(125)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	203	300	54
Excess tax benefit from stock-based compensation	41	74	27
Cash flows from financing activities	(3,392)	(944)	(2,485)
Effect of exchange rate changes on cash and cash equivalents	17	70	2
Net increase (decrease) in cash and cash equivalents	(216)	1,100	139
Cash and cash equivalents, beginning of year	4,606	3,506	3,367
Cash and cash equivalents, end of year	$4,390	$4,606	$3,506
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$202	$201	$167
Interest on borrowings of consolidated VIEs	$102	$75	$60
Income taxes (net of refunds)	$1,064	$976	$962
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$429	$378	$213
PNC preferred stock capital contribution	$—	$—	$200
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(229)	$(425)	$(4)
Increase (decrease) in borrowings due to consolidation of VIEs	$363	$406	$412

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

At December 31, 2013, The PNC Financial Services Group, Inc. (“PNC”) held 20.9% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

See Note 19, Capital Stock, for more information on the equity ownership of BlackRock.

Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests on the consolidated statements of financial condition include the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Significant accounts and transactions between consolidated entities have been eliminated.

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

Investments. Investments in Debt and Marketable Equity Securities. BlackRock holds debt and marketable equity investments, which pursuant to Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, are classified as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in nonoperating income (expense) on the consolidated statements of income in the period of the change.

Held-to-maturity debt securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the consolidated statements of financial condition.

Available-for-sale securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to nonoperating income (expense) on the consolidated statements of income.

Equity Method. For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary (“PB”) of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic investments since such companies are considered to be an extension of BlackRock’s core business. BlackRock’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received from the investment reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital.

Cost Method. For nonmarketable equity investments where BlackRock neither controls nor has significant influence over the investee, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received from the investment are recorded as dividend income within nonoperating income (expense).

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

When the fair value of available-for-sale securities is lower than cost, the Company evaluates the securities to determine whether the impairment is considered “other-than-temporary.”

In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, an impairment charge is recorded in nonoperating income (expense) on the consolidated statements of income.

In making this determination for debt securities, the Company considers whether: (1) it has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery or (3) it expects to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

Consolidation. For investment products in which BlackRock’s voting interest is less than 50%, an analysis is performed to determine if the investment product is a VIE or a voting rights entity.

Consolidation of Variable Interest Entities. Pursuant to ASC 810, Consolidation (“ASC 810”), certain investment products for which the risks and rewards of ownership are not directly linked to voting interests may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment product is a VIE. BlackRock continuously evaluates such factors as facts and circumstances change. BlackRock is required to consolidate a VIE when it is deemed to be the PB.

Accounting Standards Update (“ASU”) 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), defers the application of Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), for certain investment funds, including money market funds.

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

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to ASC 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining whether other nonaffiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or to otherwise remove BlackRock as the general partner or managing member without cause based on an unaffiliated simple majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

Retention of Specialized Accounting Principles. Upon consolidation of certain sponsored investment funds, the Company retains the specialized accounting principles of the underlying funds pursuant to ASC 810. All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in nonoperating income (expense) on the consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method if the Company still maintains an investment.

Separate Account Assets and Liabilities. Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the consolidated statements of financial condition in accordance with ASC 944-80, Financial Services – Separate Accounts.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrues directly to the contract owner and is not reported on the consolidated statements of income. While BlackRock has no economic interest in these separate account assets and liabilities, BlackRock earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate account assets maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. Under the Company’s securities lending arrangements, the Company can resell or repledge the collateral and the borrower can resell or repledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales under ASC 860, Transfers and Servicing.

As a result of the Company’s ability to resell or repledge the collateral, the Company records on the consolidated statements of financial condition the cash and noncash collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During 2013 and 2012, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2013 and 2012, the fair value of loaned securities held by separate account assets was approximately $19.7 billion and $21.0 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $21.8 billion and $23.0 billion, respectively.

Deferred Sales Commissions. The Company holds the rights to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The carrying value of these deferred mutual fund commissions is recorded within other assets on the consolidated statements of financial condition and is being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares that are recorded within distribution fees on the consolidated statements of income. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred sales commission is expensed.

The Company periodically reviews the carrying value of deferred commission assets to determine whether a significant decline in the AUM of these funds or other events or circumstances indicate that an impairment may have occurred. If indicators of a potential impairment exist, the Company compares the carrying value of the asset to the estimated future net undiscounted cash flows related to the asset. If such assessments indicate that the estimated future net undiscounted cash flows will not be sufficient to recover the remaining carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded for 2013, 2012 and 2011.

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

BlackRock develops a variety of risk management, investment analytic and investment system services for internal use, utilizing proprietary software that is hosted and maintained by BlackRock. In accordance with ASC 350-40, Internal-Use Software (“ASC 350-40”), the Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized, beginning when the software project is put into production, over the estimated useful life of the software of approximately three years.

Goodwill and Intangible Assets. Goodwill represents the excess cost of a business acquisition over the fair value of the net identifiable assets acquired. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. On a quarterly basis, the Company considers if triggering events have occurred that may indicate a potential goodwill impairment. If a triggering event has occurred, the Company performs assessments, which may include reviews of significant valuation assumptions, to determine if goodwill may be impaired. The Company performs an impairment assessment of its goodwill at least annually, as of July 31st.

Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets acquired in a business acquisition. The value of contracts to manage assets in proprietary open-end funds and collective trust funds and certain other commingled products without a specified termination date is generally classified as indefinite-lived intangible assets. The assignment of indefinite lives to such contracts primarily is based upon the following: (i) the assumption that there is no foreseeable limit on the contract period to manage these products; (ii) the Company expects to, and has the ability to, continue to operate these products indefinitely; (iii) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (iv) current competitive factors and economic conditions do not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangible assets when they are expected to generate cash flows indefinitely.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. The value of contracts for separately managed accounts (“SMAs”) and certain funds that have finite lives are amortized over the expected lives of the management contracts.

The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-life and finite-life classifications are still appropriate. The carrying value of finite-lived management contracts and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment. The Company performs such impairment assessments of its intangible assets including indefinite-lived management contracts and trade names/trademarks, at least annually, as of July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant qualitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considers other factors, including (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs.

If potential impairment circumstances are considered to exist, the Company will perform an impairment test, using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the asset is determined to be impaired, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

Noncontrolling Interests. The Company reports noncontrolling interests as equity, separate from the parent’s equity, on the consolidated statements of financial condition. In addition, the Company’s consolidated net income on the consolidated statements of income includes the income (loss) attributable to noncontrolling interest holders of the Company’s consolidated sponsored investment funds and collateralized loan obligations (“CLOs”). Income (loss) attributable to noncontrolling interests is not adjusted for income taxes for consolidated sponsored investment funds and CLOs that are treated as pass-through entities for tax purposes.

Classification and Measurement of Redeemable Securities. The Company includes redeemable noncontrolling interests related to certain consolidated sponsored investment funds in temporary equity on the consolidated statements of financial condition.

Appropriated Retained Earnings. Upon the initial consolidation of CLOs, BlackRock records an adjustment to appropriated retained earnings on the consolidated statements of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The net change in the fair value of the CLOs’ assets and liabilities is recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as a change to appropriated retained earnings.

Treasury Stock. The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or committed capital. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net subscriptions or redemptions. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, and records its management fees net of retrocessions. Retrocessions for 2013, 2012 and 2011 were $785 million, $793 million and $928 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

The Company also earns revenue by lending securities as an agent on behalf of clients, primarily to brokerage institutions. Such revenues are accounted for on an accrual basis. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment Advisory Performance Fees. The Company receives investment advisory performance fees or an incentive allocation from certain actively managed investment funds and certain SMAs. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account.

The Company may receive carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these investments. BlackRock records carried interest subject to such clawback provisions in investments, or cash on the consolidated statements of financial condition to the extent that it is distributed. Carried interest is realized and recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is mathematically improbable. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2013 and 2012, the Company had $108 million and $97 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition.

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

Other revenue also includes equity method investment earnings related to certain strategic investments and marketing fees earned for services to distribute iPath® products, which are exchange-traded notes issued by Barclays.

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

Distribution and Servicing Costs. Distribution and servicing costs include payments to third parties, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed when incurred.

Direct Fund Expenses. Direct fund expenses, which are expensed as incurred, primarily consist of third-party nonadvisory expenses incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund-related expenses directly attributable to the nonadvisory operations of the fund.

Leases. The Company accounts for its operating leases, which may include escalation clauses, in accordance with ASC 840-10, Leases. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods) commencing when the Company obtains control over the leased property.

Foreign Exchange. Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Nonmonetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity, on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income. For 2013, 2012 and 2011, the gains (losses) from foreign currency transactions were immaterial.

Income Taxes. The Company accounts for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in consolidated statements of income in the period that includes the enactment date.

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

Excess tax benefits related to stock-based compensation are recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit, or shortfall, between the recorded tax benefit and tax return benefit. At December 31, 2013 and 2012, BlackRock had excess additional paid-in capital credits to absorb potential future deficits between recorded tax benefits and tax return benefits.

Earnings per Share (“EPS”). Basic EPS is calculated by dividing net income applicable to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period. Diluted EPS is computed using the treasury stock method.

Due to the similarities in terms between BlackRock’s nonvoting participating preferred stock and the Company’s common stock, the Company considers its nonvoting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding.

Prior to 2013, the Company calculated EPS pursuant to the two-class method as defined in ASC 260-10, Earnings per Share (“ASC 260-10”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS. The Company’s participating securities consisted of its unvested share-based payment awards that contained rights to nonforfeitable dividends or dividend equivalents. The dilutive effect of participating securities was calculated under the more dilutive of either the treasury stock method or the two-class method. The Company’s remaining participating securities vested in January 2013.

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

Additionally, the requirements of ASC 805 provide guidance for measuring the fair value of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, provide guidance for the measurement of fair value in a step acquisition, provide guidance for recognizing assets acquired and liabilities assumed subject to contingencies, provide guidance on recognition and measurement of contingent consideration and require that acquisition-related costs of the acquirer generally be expensed as incurred. Reversal of valuation allowances related to acquired deferred tax assets and changes to liabilities for unrecognized tax benefits related to tax positions assumed in business combinations subsequent to the adoption of the requirements of ASC 805, will affect the income tax provision in the period of reversal or change.

Fair Value Measurements.

Hierarchy of Fair Value Inputs. The provisions of ASC 820, Fair Value Measurement (“ASC 820”), establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•	Level 3 assets may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans and bonds.

•	Level 3 liabilities include borrowings of consolidated collateralized loan obligations valued based upon nonbinding single-broker quotes.

•	Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices.

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

As a practical expedient, the Company relies on NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

A significant amount of inputs used to value equity, debt securities and bank loans is sourced from well-recognized third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodologies, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. On a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

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

The Company does not use derivative financial instruments for trading or speculative purposes. The Company may use derivative financial instruments primarily for purposes of hedging: (i) exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, (ii) market exposures for certain seed investments and (iii) future cash flows on floating-rate notes. The Company may also use derivatives within its separate account assets, which are segregated funds held for purposes of funding individual and group pension contracts. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are generally recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the consolidated statements of income.

Accounting Pronouncements Adopted in 2013

Amendments to Accumulated Other Comprehensive Income Disclosures. On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which added new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). See Note 18, Accumulated Other Comprehensive Income (Loss).

Disclosures About Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which created new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), that provides clarification about which instruments and transactions are subject to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 on January 1, 2013 was not material to the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Cumulative Translation Adjustment. In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 became effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-05 will have a material impact on the consolidated financial statements.

Investment Company Guidance. In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 became effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-08 will have a material impact on the consolidated financial statements.

Presentation of an Unrecognized Tax Benefit. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 became effective for the Company on January 1, 2014. The Company does not believe the adoption of ASU 2013-11 will have a material impact on the consolidated financial statements.

3. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2013	December 31, 2012
Available-for-sale investments	$183	$158
Held-to-maturity investments	83	112
Trading investments:
Consolidated sponsored investment funds	385	123
Other equity and debt securities	43	94
Deferred compensation plan mutual funds	58	53
Total trading investments	486	270
Other investments:
Consolidated sponsored investment funds	441	401
Equity method investments	697	595
Deferred compensation plan hedge fund equity method investments	39	9
Cost method investments(1)	119	120
Carried interest	103	85
Total other investments	1,399	1,210
Total investments	$2,151	$1,750

(1)	Amounts primarily include Federal Reserve Bank Stock

At December 31, 2013, the Company consolidated $826 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $385 million and $441 million were classified as trading investments and other investments, respectively. At December 31, 2012, the Company consolidated $524 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $123 million and $401 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

(in millions)		Gross Unrealized		Carrying Value
At December 31, 2013	Cost	Gains	Losses
Equity securities of sponsored investment funds	$180	$4	$(4)	$180
Other securities	1	2	—	3
Total available-for-sale investments	$181	$6	$(4)	$183

At December 31, 2012
Equity securities of sponsored investment funds	$142	$14	$(1)	$155
Other securities	2	1	—	3
Total available-for-sale investments	$144	$15	$(1)	$158

Available-for-sale investments primarily included seed investments in BlackRock sponsored investment mutual funds.

A summary of sale activity in available-for-sale securities during 2013, 2012 and 2011 is shown below.

	Year ended December 31,
(in millions)	2013	2012	2011
Sales proceeds	$139	$134	$44
Net realized gain (loss):
Gross realized gains	$20	$8	$3
Gross realized losses	(1)	(1)	(2)
Net realized gain (loss)	$19	$7	$1

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $83 million and $112 million at December 31, 2013 and 2012, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At December 31, 2013, $69 million of these investments mature in one year or less and $14 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2013		December 31, 2012
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$49	$58	$46	$53
Equity/Multi-asset mutual funds	174	184	154	162
Debt securities/fixed income mutual funds:
Corporate debt	128	128	44	44
Government debt	121	116	11	11
Total trading investments	$472	$486	$255	$270

At December 31, 2013, trading investments included $172 million of equity securities and $213 million of debt securities held by consolidated sponsored investment funds, $58 million of certain deferred compensation plan mutual fund investments and $43 million of equity and debt securities.

At December 31, 2012, trading investments included $73 million of equity securities and $50 million of debt securities held by consolidated sponsored investment funds, $53 million of certain deferred compensation plan mutual fund investments and $94 million of equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	December 31, 2013		December 31, 2012
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$420	$441	$378	$401
Equity method	613	697	541	595
Deferred compensation plan equity method investments	37	39	15	9
Cost method investments:
Federal Reserve Bank stock	90	90	89	89
Other	17	29	31	31
Total cost method investments	107	119	120	120
Carried interest	—	103	—	85
Total other investments	$1,177	$1,399	$1,054	$1,210

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investment in certain BlackRock sponsored investment funds. See Note 11, Other Assets, for information on the Company’s investment in PennyMac Financial Services, Inc. (“PennyMac”), which is included in other assets on the consolidated statements of financial condition.

Cost method investments include nonmarketable securities, including Federal Reserve Bank (“FRB”) stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2013 and 2012, there were no indicators of impairment on these investments.

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

(in millions)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$114	$133
Investments:
Trading investments	385	123
Other investments	441	401
Other assets	20	25
Other liabilities	(39)	(65)
Noncontrolling interests	(189)	(187)
BlackRock’s net interests in consolidated investment funds	$732	$430

BlackRock’s total exposure to consolidated sponsored investment funds represents the value of its economic ownership interest in these sponsored investment funds. Valuation changes associated with investments held at fair value by these consolidated investment funds are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to noncontrolling interests for the portion not attributable to BlackRock.

In addition, at December 31, 2013 and 2012, several consolidated CLOs and one sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated investment products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5. Fair Value Disclosures

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2013
Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$180	$—	$—	$—	$180
Other securities	—	3	—	—	3
Total available-for-sale	180	3	—	—	183
Held-to-maturity debt securities	—	—	—	83	83
Trading:
Deferred compensation plan mutual funds	58	—	—	—	58
Equity/Multi-asset mutual funds	184	—	—	—	184
Debt securities / fixed income mutual funds	31	213	—	—	244
Total trading	273	213	—	—	486
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	135	24	—	159
Private / public equity(2)	5	13	223	41	282
Total consolidated sponsored investment funds	5	148	247	41	441
Equity method:
Hedge funds / Funds of hedge funds	—	177	99	63	339
Private equity investments	—	—	101	—	101
Real estate funds	—	20	98	7	125
Fixed income mutual funds	113	—	—	—	113
Equity/Multi-asset, alternative mutual funds	19	—	—	—	19
Total equity method	132	197	298	70	697
Deferred compensation plan equity method investments	—	10	29	—	39
Cost method investments	—	—	—	119	119
Carried interest	—	—	—	103	103
Total investments	590	571	574	416	2,151
Separate account assets	113,382	40,841	—	890	155,113
Separate account collateral held under securities lending agreements:
Equity securities	20,856	—	—	—	20,856
Debt securities	—	932	—	—	932
Total separate account collateral held under securities lending agreements	20,856	932	—	—	21,788
Other assets(3)	—	39	—	—	39
Assets of consolidated VIEs:
Bank loans and other assets	—	2,047	129	19	2,195
Bonds	—	71	35	—	106
Private / public equity(4)	—	10	14	—	24
Total assets of consolidated VIEs	—	2,128	178	19	2,325
Total	$134,828	$44,511	$752	$1,325	$181,416
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$2,369	$—	$2,369
Separate account collateral liabilities under securities lending agreements	20,856	932	—	—	21,788
Other liabilities(5)	18	4	42	—	64
Total	$20,874	$936	$2,411	$—	$24,221

(1)	Amounts are comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include sponsored investment funds and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Level 3 amounts include $195 million and $28 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount includes company-owned and split-dollar life insurance policies and unrealized gains on forward foreign currency exchange contracts.

(4)	Level 3 amounts include $14 million of underlying third-party private equity funds held by a private equity fund.

(5)	Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information), securities sold short within consolidated sponsored investment funds and contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA.

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2012
Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$155	$—	$1	$—	$156
Other securities	—	2	—	—	2
Total available-for-sale	155	2	1	—	158
Held-to-maturity debt securities	—	—	—	112	112
Trading:
Deferred compensation plan mutual funds	53	—	—	—	53
Equity/Multi-asset mutual funds	159	3	—	—	162
Debt securities / fixed income mutual funds	5	50	—	—	55
Total trading	217	53	—	—	270
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	3	39	73	—	115
Private / public equity(2)	10	10	266	—	286
Total consolidated sponsored investment funds	13	49	339	—	401
Equity method:
Hedge funds / Funds of hedge funds	—	61	161	39	261
Private equity investments	—	—	90	—	90
Real estate funds	—	19	88	15	122
Fixed income mutual funds	46	—	—	—	46
Equity/Multi-asset, alternative mutual funds	76	—	—	—	76
Total equity method	122	80	339	54	595
Deferred compensation plan hedge fund equity method investments	—	9	—	—	9
Cost method investments	—	—	—	120	120
Carried interest	—	—	—	85	85
Total investments	507	193	679	371	1,750
Separate account assets	95,514	38,392	2	860	134,768
Separate account collateral held under securities lending agreements:
Equity securities	21,273	—	—	—	21,273
Debt securities	—	1,748	—	—	1,748
Total separate account collateral held under securities lending agreements	21,273	1,748	—	—	23,021
Other assets(3)	—	12	—	—	12
Assets of consolidated VIEs:
Bank loans	—	2,004	106	—	2,110
Bonds	—	78	46	—	124
Private / public equity(4)	2	6	22	—	30
Total assets of consolidated VIEs	2	2,088	174	—	2,264
Total	$117,296	$42,433	$855	$1,231	$161,815
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$2,402	$—	$2,402
Separate account collateral liabilities under securities lending agreements	21,273	1,748	—	—	23,021
Other liabilities(5)	15	5	—	—	20
Total	$21,288	$1,753	$2,402	$—	$25,443

(1)	Amounts are comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include sponsored investment funds and other assets, which in accordance with GAAP are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Level 3 amounts include $212 million and $54 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount includes company-owned and split-dollar life insurance policies.

(4)	Level 3 amounts include $20 million and $2 million of underlying third-party private equity funds and direct investments in private equity companies held by a private equity fund.

(5)	Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information) and securities sold short within consolidated sponsored investment funds.

Level 3 Assets. Level 3 investments of $574 million and $679 million at December 31, 2013 and 2012, respectively, primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $28 million and $56 million at December 31, 2013 and 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of

operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets recorded within separate account assets include single-broker nonbinding quotes for fixed income securities and equity securities that have unobservable inputs due to certain corporate actions.

Level 3 assets of consolidated VIEs include bank loans and bonds valued based on single-broker nonbinding quotes and direct private equity investments and private equity funds valued based upon internal as well as third-party fund manager valuations, which may be adjusted by using the returns of certain market indices.

Level 3 Liabilities. Level 3 borrowings of consolidated VIEs include CLO borrowings valued based upon single-broker nonbinding quotes.

Level 3 other liabilities include contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2013	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities of sponsored investment funds	$1	$—	$—	$—	$(1)	$—	$—	$—	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	73	8	12	(19)	(34)	—	(16)	24	4
Private equity	266	37	16	(82)	—	—	(14)	223	25
Equity method:
Hedge funds / Funds of hedge funds	161	16	7	(11)	(74)	—	—	99	9
Private equity investments	90	21	14	(10)	(14)	—	—	101	21
Real estate funds	88	20	7	—	(17)	—	—	98	20
Deferred compensation plan equity method investments	—	—	—	—	29	—	—	29	—
Total Level 3 investments	679	102	56	(122)	(111)	—	(30)	574	79
Separate account assets:	2	—	—	(2)	—	—	—	—	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	—	109	(60)	16	117	(159)	129
Bonds	46	1	4	(16)	—	—	—	35
Private equity	22	2	—	(7)	—	—	(3)	14
Funds of hedge funds	—	—	134	—	(134)	—	—	—
Total Level 3 assets of consolidated VIEs	174	3	247	(83)	(118)	117	(162)	178	n/a	(4)
Total Level 3 assets	$855	$105	$303	$(207)	$(229)	$117	$(192)	$752	$79
Liabilities:
Borrowings of consolidated VIEs	$2,402	$(14)	$—	$—	$(47)	$—	$—	$2,369	n/a	(4)
Other liabilities	—	—	—	—	42	—	—	42	—
Total Level 3 liabilities	$2,402	$(14)	$—	$—	$(5)	$—	$—	$2,411

n/a	— not applicable

(1)	Amounts include distributions from equity method investees, repayments of borrowings of consolidated VIEs, loans and borrowings related to the consolidation of one additional CLO, elimination of investment related to a deconsolidation of a consolidated VIE and a reclassification of an investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage. Amounts also include the acquisition of deferred compensation plan equity method investments and contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the consolidated statements of income.

(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2012

(in millions)	December 31, 2011	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2012	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities of sponsored investment funds	$1	$—	$—	$—	$—	$—	$—	$1	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	22	—	37	(6)	—	25	(5)	73	(1)
Private equity	313	27	32	(85)	(15)	—	(6)	266	24
Equity method:
Hedge funds / Funds of hedge funds	193	38	—	—	(70)	—	—	161	32
Private equity investments	85	6	11	—	(12)	—	—	90	6
Real estate funds	88	12	21	(7)	(7)	—	(19)	88	12
Total Level 3 investments	702	83	101	(98)	(104)	25	(30)	679	73
Separate account assets	10	5	11	(62)	—	48	(10)	2	n/a	(3)
Assets of consolidated VIEs:
Bank loans	83	4	68	(44)	7	101	(113)	106
Bonds	40	4	2	—	—	—	—	46
Private equity	27	4	—	(9)	—	—	—	22
Total Level 3 assets of consolidated VIEs	150	12	70	(53)	7	101	(113)	174	n/a	(4)
Total Level 3 assets	$862	$100	$182	$(213)	$(97)	$174	$(153)	$855	$73
Liabilities:
Borrowings of consolidated VIEs	$1,574	$(93)	$—	$—	$735	$—	$—	$2,402	n/a	(4)

n/a	— not applicable

(1)	Amount primarily includes distributions from equity method investees, and proceeds from and repayments of borrowings of consolidated VIEs.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the consolidated statements of income.

(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the consolidated statements of income.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the consolidated statements of income. A portion of net income (loss) for consolidated investments and all of the net income (loss) for consolidated VIEs are allocated to noncontrolling interests to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable, or when the Company determines it has the ability, or no longer has the ability, to redeem, in the near term, certain investments that the Company values using a NAV (or a capital account), or when the carrying value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

Separate Account Assets. In 2012, there were $48 million of transfers of equity securities into Level 3 from Level 1, primarily due to market inputs no longer being considered observable.

In 2012, there were $10 million of transfers out of Level 3 to Level 1 primarily related to equity securities held within separate accounts. The transfers were primarily due to availability of observable market inputs.

Assets of Consolidated VIEs. In 2013, there were $159 million of transfers out of Level 3 to Level 2 related to bank loans. In addition, in 2013, there were $117 million of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

In 2012, there were $113 million of transfers out of Level 3 to Level 2 related to bank loans. In addition, in 2012, there were $101 million of transfers into Level 3 from Level 2 related to bank loans. The transfers in and out of levels were primarily due to availability/ unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Consolidated Sponsored Investment Funds. In 2013, there were $12 million of transfers out of Level 1 to Level 2 related to consolidated private equity funds. These transfers were due to a direct investment in a public company valued at a discount due to restrictions on sale.

Significant Other Settlements. In 2013 and 2012, there were $105 million and $89 million, respectively, of distributions from equity method investees categorized in Level 3.

In 2013, other settlements included $134 million related to a deconsolidation of a consolidated fund of hedge funds, which was previously classified as a VIE. This fund was deconsolidated during the second quarter of 2013 due to the granting of additional substantive rights to unaffiliated investors of the fund.

In 2013, other settlements included $363 million of borrowings of consolidated VIEs related to a consolidation of one additional CLO.

In 2013, there was a $28 million reclassification of a Level 3 investment from a consolidated sponsored investment fund to an equity method investment due to a change in BlackRock’s ownership percentage.

In 2013, issuances and other settlements included $29 million of acquired Level 3 deferred compensation plan equity method investments.

During 2012, other settlements included $1,011 million of proceeds from borrowings of consolidated CLOs.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2013 and 2012, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$4,390	$4,390	$4,606	$4,606	Level 1	(1)
Accounts receivable	2,247	2,247	2,250	2,250	Level 1	(2)
Cash and cash equivalents of consolidated VIEs	161	161	297	297	Level 1	(1)

Financial Liabilities:
Accounts payable and accrued liabilities	1,084	1,084	1,055	1,055	Level 1	(2)
Short-term borrowings	—	—	100	100	Level 1	(2)
Long-term borrowings	4,939	5,284	5,687	6,275	Level 2	(3)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities. At December 31, 2013 and 2012, approximately $64 million and $98 million, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund. At December 31, 2013 and 2012, approximately $114 million and $133 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds.

(2)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities and short-term borrowings approximate fair value due to their short-term nature.

(3)	Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of December 2013 and 2012, respectively. See Note 12, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency		Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$195	$23	n/r		n/r
Other funds of hedge funds	(b	)	155	—	Monthly Quarterly n/r	(13%), (78%), (9%)	30 –90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	276	84	Monthly Quarterly n/r	(55%), (11%) (34%)	15 – 90 days
Private equity funds	(d	)	101	62	n/r		n/r
Real estate funds	(e	)	118	12	Quarterly n/r	(17%) (83%)	60 days
Deferred compensation plan investments	(f	)	39	7	Monthly Quarterly n/r	(8%), (18%) (74%)	60 –90 days
Consolidated VIEs:
Private equity fund	(g	)	14	1	n/r		n/r
Total			$898	$189

December 31, 2012

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$212	$32	n/r	n/r
Other funds of hedge funds	(b	)	98	—	Monthly (22%) Quarterly (11%) n/r (67%)	1 –90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	222	42	Monthly (2%) Quarterly (28%) n/r (70%)	15 –90 days
Private equity funds	(d	)	90	135	n/r	n/r
Real estate funds	(e	)	107	15	Quarterly (18%) n/r (82%)	60 days
Deferred compensation plan hedge fund investments	(f	)	9	—	Monthly (33%) Quarterly (67%)	60 –90 days
Consolidated VIE:
Private equity fund	(g	)	20	1	n/r	n/r
Trading:
Equity	(h	)	3	—	Daily (100%)	None
Total			$761	$225

n/r	– not redeemable

(1)	Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven years at both December 31, 2013 and 2012. The total remaining unfunded commitments to other third-party funds were $23 million and $32 million at December 31, 2013 and 2012, respectively. The Company was contractually obligated to fund $30 million at both December 31, 2013 and 2012 to the consolidated funds.

(b)	This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds can be redeemed as long as there are no restrictions in place. At December 31, 2013 and 2012, the underlying funds that are currently restricted from redemptions within one year will become redeemable in approximately 12 to 24 months. This category also includes a consolidated offshore feeder fund that invests in a master fund with multiple alternative investment strategies. The fair value of this investment has been estimated using the NAV of the master offshore fund held by the feeder fund. The investment is currently subject to restrictions in place by the underlying master fund.

(c)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately three and five years at December 31, 2013 and 2012, respectively.

(d)	This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both December 31, 2013 and 2012.

(e)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at December 31, 2013 and eight years at December 31, 2012.

(f)	This category includes investments in several real estate funds and certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in hedge funds will be redeemed upon settlement of certain deferred compensation liabilities. The real estate investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.

(g)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately two years at December 31, 2013 and three years at December 31, 2012. Total remaining unfunded commitments to other third-party funds were not material at both December 31, 2013 and 2012, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

(h)	This category includes consolidated offshore feeder funds that invest in master funds with multiple equity strategies to diversify risks. The fair values of the investments in this category have been estimated using the NAV of master offshore funds held by the feeder funds. Investments in this category generally can be redeemed at any time, as long as there are no restrictions in place by the underlying master funds.

Fair Value Option. Upon the initial consolidation of certain CLOs, the Company elected to adopt the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings of the CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference will be reflected as net income (loss) attributable to nonredeemable noncontrolling interests on the consolidated statements of income and offset by a change in appropriated retained earnings on the consolidated statements of financial condition.

The following table summarizes information related to those assets and liabilities selected for fair value accounting at December 31, 2013 and 2012:

(in millions)	December 31, 2013	December 31, 2012
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,181	$2,124
Fair value	2,176	2,110
Aggregate unpaid principal balance in excess of (less than) fair value	$5	$14
Unpaid principal balance of loans more than 90 days past due	$14	$4
Aggregate fair value of loans more than 90 days past due	9	—
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$5	$4
CLO Borrowings:
Aggregate principal amounts outstanding	$2,455	$2,535
Fair value	$2,369	$2,402

At December 31, 2013, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2025.

During 2013, 2012 and 2011, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $153 million, a $154 million and a $57 million gain, respectively, which were offset by a $117 million, a $166 million and a $68 million loss, respectively, from the change in fair value of the CLO borrowings.

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

In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, prepayments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes. See Note 2, Significant Accounting Policies, for more information.

Consolidated VIEs. Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de-facto related-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At December 31, 2013 and 2012, the following balances related to VIEs were consolidated on the consolidated statements of financial condition:

(in millions)	December 31, 2013	December 31, 2012
Assets of consolidated VIEs:
Cash and cash equivalents	$161	$297
Bank loans	2,176	2,110
Bonds	106	124
Other investments and other assets	43	30
Total bank loans, bonds, other investments and other assets	2,325	2,264
Liabilities of consolidated VIEs:
Borrowings	(2,369)	(2,402)
Other liabilities	(74)	(103)
Appropriated retained earnings	(22)	(29)
Noncontrolling interests of consolidated VIEs	(21)	(27)
Total BlackRock net interests in consolidated VIEs	$—	$—

During 2013, the Company did not record any nonoperating net income (loss) on consolidated VIEs on the consolidated statements of income. During 2012, the Company recorded a $38 million nonoperating net loss on consolidated VIEs offset by a $38 million net loss attributable to nonredeemable noncontrolling interests on the consolidated statements of income. During 2011, the Company recorded an $18 million nonoperating net loss on consolidated VIEs offset by an $18 million net loss attributable to nonredeemable noncontrolling interests on the consolidated statements of income.

At December 31, 2013 and 2012, the weighted-average maturity of the bank loans and bonds was approximately 4.7 years and 4.5 years, respectively.

Non-Consolidated VIEs. At December 31, 2013 and 2012, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Consolidated Statement of Financial Condition
At December 31, 2013	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$—	$1	$(4)	$18
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	37	137	(6)	174
Total	$37	$322	$(10)	$376

(in millions)	Variable Interests on the Consolidated Statement of Financial Condition
At December 31, 2012	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$1	$1	$(5)	$19
Other sponsored investment funds:
Collective trusts	—	248	—	248
Other	17	61	(3)	77
Total	$18	$310	$(8)	$344

(1)	At both December 31, 2013 and 2012, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	December 31, 2013	December 31, 2012
Assets at fair value	$1	$4
Liabilities(1)	2	5
Net assets	$(1)	$(1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

The net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.6 trillion to $1.7 trillion at December 31, 2013 and $1.5 trillion to $1.6 trillion at December 31, 2012. Net assets included $1.4 trillion of collective trusts at December 31, 2013 and $1.3 trillion of collective trusts at December 31, 2012. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $117 million and $71 million, respectively. At December 31, 2012, the Company had outstanding total return swaps with an aggregate notional value of approximately $206 million.

The Company has entered into a credit default swap, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement.

The fair values of the outstanding total return swaps, interest rate swaps and the credit default swap were not material to the consolidated statements of financial condition at December 31, 2013 and 2012.

The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At December 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $792 million and a fair value of approximately $26 million. At December 31, 2012, the aggregate notional value of outstanding forward foreign currency exchange contracts was approximately $79 million and the fair value was immaterial.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) on the consolidated statements of income and were $(15) million, $(23) million and $4 million for 2013, 2012 and 2011, respectively.

Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense on the consolidated statement of income and were $(26) million for 2013. Gains (losses) on forward foreign currency exchange contracts were not material to the consolidated statements of income for 2012 and 2011.

Gains (losses) on the interest rate swaps and the credit default swap were not material to the consolidated statements of income for 2013, 2012 and 2011.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at December 31, 2013 and 2012 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2013, 2012 and 2011.

In May 2011, the Company entered into a designated cash flow hedge consisting of a $750 million interest rate swap to hedge future cash flows on the Company’s floating rate notes due in 2013. Interest on this swap was at a fixed rate of 1.03%, payable semi-annually on May 24 and November 24 of each year. During 2013, the interest rate swap matured and the floating rate notes were fully repaid. Gains (losses) on the interest rate swap were not material to the consolidated statements of income for 2013, 2012 and 2011.

8. Property and Equipment

Property and equipment consists of the following:

(in millions)	Estimated useful life-in years	December 31,
		2013	2012
Property and equipment:
Land	N/A	$4	$4
Building	39	17	17
Building improvements	15	14	13
Leasehold improvements	1-15	501	482
Equipment and computer software	3	451	465
Other transportation equipment	10	56	56
Furniture and fixtures	7	93	92
Total		1,136	1,129
Less: accumulated depreciation and amortization		611	572
Property and equipment, net		$525	$557

N/A	– Not Applicable

Qualifying software costs of approximately $35 million, $36 million and $37 million have been capitalized within equipment and computer software during 2013, 2012 and 2011, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $128 million, $129 million and $138 million for 2013, 2012 and 2011, respectively.

9. Goodwill

Goodwill activity during 2013 and 2012 was as follows:

(in millions)	2013	2012
Beginning of year balance	$12,910	$12,792
Acquisitions(1)	73	131
Goodwill adjustments related to Quellos and other(2)	(3)	(13)
End of year balance	$12,980	$12,910

(1)	The 2013 amount primarily represents $29 million of goodwill from the Company’s acquisition of MGPA, an independently managed private equity real estate investment advisory company primarily in Asia and Europe, on October 4, 2013 for approximately $66 million (the “MGPA Transaction”) and $44 million of goodwill from the Company’s acquisition of Credit Suisse’s ETF franchise on July 1, 2013 for approximately $273 million (the “Credit Suisse ETF Transaction”). The amount for 2012 represents $106 million of goodwill from the Company’s acquisition of the Canadian exchange-traded products (“ETP”) provider, Claymore Investments, Inc. (the “Claymore Transaction”) on March 7, 2012 for approximately $212 million and $25 million of goodwill from the Company’s acquisition of the European private equity and infrastructure funds of funds franchise of Swiss Re Private Equity Partners (the “SRPEP Transaction”) on September 4, 2012.
(2)	The decrease in goodwill during both 2013 and 2012 primarily resulted from a decline of approximately $20 million related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $293 million and $324 million at December 31, 2013 and 2012, respectively. In 2012, the decrease in Quellos goodwill was partially offset by a $10 million increase related to the release of the remaining common shares held in escrow in connection with the Quellos Transaction.

The impairment tests performed for goodwill as of July 31, 2013, 2012 and 2011 indicated that no impairment charges were required. The Company continuously monitors its book value per share as compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2013, the Company’s common stock closed trading at a price of $316.47 per share, which exceeded its book value per share of approximately $156.69 excluding appropriated retained earnings.

10. Intangible Assets

Intangible assets at December 31, 2013 and 2012 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2013
Indefinite-lived intangible assets:
Management contracts	N/A	$15,582	$—	$15,582
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		16,991	—	16,991
Finite-lived intangible assets:
Management contracts	4.3	1,561	1,054	507
Intellectual property	4.6	6	3	3
Total finite-lived intangible assets	4.3	1,567	1,057	510
Total intangible assets		$18,558	$1,057	$17,501
At December 31, 2012
Indefinite-lived intangible assets:
Management contracts	N/A	$15,351	$—	$15,351
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		16,760	—	16,760
Finite-lived intangible assets:
Management contracts	4.9	1,535	896	639
Intellectual property	5.6	6	3	3
Total finite-lived intangible assets	4.9	1,541	899	642
Total intangible assets		$18,301	$899	$17,402

N/A	— Not Applicable

The impairment tests performed for intangible assets as of July 31, 2013, 2012 and 2011 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2014	$ 156
2015	126
2016	91
2017	74
2018	24

Indefinite-Lived Acquired Management Contracts

In July 2013, in connection with the Credit Suisse ETF Transaction, the Company acquired $231 million of indefinite-lived management contracts.

In March 2012, in connection with the Claymore Transaction, the Company acquired $163 million of indefinite-lived ETP management contracts.

Finite-Lived Acquired Management Contracts

In October 2013, in connection with the MGPA Transaction, the Company acquired $29 million of finite-lived management contracts with a weighted-average estimated useful life of approximately eight years.

In September 2012, in connection with the SRPEP Transaction, the Company acquired $40 million of finite-lived management contracts with a weighted-average estimated useful life of approximately 10 years.

11. Other Assets

At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PNMAC”), which is accounted for as an equity method investment and is included in other assets on the consolidated statements of financial condition. On May 8, 2013, PennyMac became the sole managing member of PNMAC in connection with an initial public offering of PennyMac (the “PennyMac IPO”). As a result of the PennyMac IPO, BlackRock recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment.

Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expenses on the consolidated statements of income. In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $48 million.

The carrying value and fair value of the Company’s remaining interest (approximately 20% or 16 million shares and units) was approximately $127 million and $273 million, respectively, at December 31, 2013. The fair value of the Company’s interest reflected the PennyMac stock price at December 31, 2013 (Level 1 input).

12. Borrowings

Short-Term Borrowings

The carrying value of short-term borrowings at December 31, 2012 included $100 million under the 2012 revolving credit facility.

2013 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility (the “2011 credit facility”). In March 2012, the 2011 credit facility was amended to extend the maturity date by one year to March 2017 and in April 2012 the amount of the aggregate commitment was increased to $3.785 billion (the “2012 credit facility”). In March 2013, the Company’s credit facility was amended to extend the maturity date by one year to March 2018 and the amount of the aggregate commitment was increased to $3.990 billion (the “2013 credit facility”). The 2013 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2013 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2013 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2013. The 2013 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2013, the Company had no amount outstanding under the 2013 credit facility.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. On May 13, 2011, BlackRock increased the maximum aggregate amount that may be borrowed under the CP Program to $3.5 billion. On May 17, 2012, BlackRock increased the maximum aggregate amount to $3.785 billion. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured CP Notes on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2013 credit facility. At December 31, 2013 and 2012, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2013 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value
3.50% Notes due 2014	$1,000	$—	$1,000	$1,029
1.375% Notes due 2015	750	—	750	759
6.25% Notes due 2017	700	(2)	698	812
5.00% Notes due 2019	1,000	(2)	998	1,140
4.25% Notes due 2021	750	(3)	747	799
3.375% Notes due 2022	750	(4)	746	745
Total Long-term Borrowings	$4,950	$(11)	$4,939	$5,284

Long-term borrowings at December 31, 2012 had a carrying value of $5.687 billion and a fair value of $6.275 billion determined using market prices at the end of December 2012.

2015 and 2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 1.375% notes maturing in June 2015 (the “2015 Notes”) and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2015 Notes and the 2022 Notes of approximately $10 million and $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year, which commenced December 1, 2012. The 2015 Notes and 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2015 and 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The 2015 Notes and 2022 Notes were issued at a discount of $5 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs, which are being amortized over the respective terms of the 2015 Notes and 2022 Notes. At December 31, 2013, $5 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

2013 and 2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities including $750 million of 4.25% notes maturing in May 2021 and $750 million of floating rate notes (“2013 Floating Rate Notes”), which were repaid in May 2013 at maturity. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2021 Notes were issued at a discount of $4 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs for the $1.5 billion note issuances, which are being amortized over the respective terms of the notes. At December 31, 2013, $3 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of its obligation at a fixed rate of 1.03%. During the second quarter of 2013, the interest rate swap matured and the 2013 Floating Rate Notes were fully repaid.

2012, 2014 and 2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, which were repaid in December 2012, $1.0 billion of 3.50% notes and $1.0 billion of 5.0% notes maturing in December 2014 and 2019, respectively. Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the acquisition of Barclays Global Investors (“BGI”) from Barclays on December 1, 2009 (the “BGI Transaction”), and for general corporate purposes. Interest on the 2014 Notes and 2019 Notes of approximately $35 million and $50 million per year, respectively, is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million, which is being amortized over the respective terms of the notes. The Company incurred approximately $13 million of debt issuance costs, which are being amortized over the respective terms of these notes. At December 31, 2013, $4 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured and unsubordinated notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund of funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. At December 31, 2013, $2 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office spaces under agreements that expire through 2035. Future minimum commitments under these operating leases are as follows:

(in millions)
Year	Amount
2014	$135
2015	127
2016	110
2017	109
2018	106
Thereafter	699
Total	$1,286

Rent expense and certain office equipment expense under agreements amounted to $137 million, $133 million and $154 million in 2013, 2012 and 2011, respectively.

Investment Commitments. At December 31, 2013, the Company had $216 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments. The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions. In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the acquisition date. The fair value of the contingent payments at December 31, 2013 is not significant to the consolidated statement of financial condition and is included in other liabilities.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, certain BlackRock-sponsored investment funds that the Company manages are subject to lawsuits, any of which potentially could harm the investment returns of the applicable fund or result in the Company being liable to the funds for any resulting damages.

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

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote. Consequently, no liability has been recorded on the consolidated statement of financial condition.

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2013, the Company indemnified certain of its clients for their securities lending loan balances of approximately $118.3 billion. The Company held as agent, cash and securities totaling $124.6 billion as collateral for indemnified securities on loan at December 31, 2013. The fair value of these indemnifications was not material at December 31, 2013.

14. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Stock-based compensation:
Restricted stock and RSUs	$415	$429	$444
Market performance-based RSUs to be funded by PNC	33	15	—
Long-term incentive plans to be funded by PNC	—	7	44
Stock options	—	—	9
Total stock-based compensation	$448	$451	$497

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and non-employee directors. A maximum of 27,000,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 3,304,834 shares remain available for future awards at December 31, 2013. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

Restricted Stock and RSUs. Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Substantially all restricted stock and RSUs vest over periods ranging from one to four years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Prior to 2009, the Company awarded restricted stock and RSUs with nonforfeitable dividend equivalent rights. Restricted stock and RSUs awarded beginning in 2009 are not considered participating securities for purposes of calculating EPS as the dividend equivalents are subject to forfeiture prior to vesting of the award.

Restricted stock and RSU activity for 2013 is summarized below:

Outstanding at	Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2012	5,620,835	$197.90
Granted	1,660,532	$234.75
Converted	(2,588,637)	$204.09
Forfeited	(79,917)	$204.12
December 31, 2013(1)	4,612,813	$207.94

(1)	At December 31, 2013, approximately 4.4 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during 2013, 2012 and 2011 was $390 million, $348 million and $477 million, respectively. The total fair market value of RSUs converted to common stock during 2013, 2012 and 2011 was $528 million, $297 million and $553 million, respectively.

At December 31, 2013, the intrinsic value of outstanding RSUs was $1.5 billion, reflecting a closing stock price of $316.47 at December 31, 2013.

The awards granted under the Award Plan primarily related to the following:

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

2013

•	1,172,381 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and

•	370,812 RSUs to employees that cliff vest 100% on January 31, 2016.

At December 31, 2013, there was $250 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.7 years.

2014

In January 2014, the Company granted the following awards under the Award Plan:

•	1,022,295 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and

•	287,963 RSUs to employees that cliff vest 100% on January 31, 2017.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible delivery dates for each tranche are the fourth, fifth or sixth anniversaries of the grant date. Certain awards are forfeited if the employee leaves BlackRock before the vesting date. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. In 2013, the Company granted market performance-based RSUs, which will be funded primarily by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

Market performance-based RSU activity for 2013 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted Average Grant Date Fair Value
December 31, 2012	575,532	$115.03
Granted	556,581	$126.76
December 31, 2013(1)	1,132,113	$120.80

(1)	At December 31, 2013, approximately 1.1 million awards are expected to vest and no awards have vested and have been converted.

At December 31, 2013, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $88 million. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.6 years.

The grant-date fair value of the awards was $71 million in both 2013 and 2012. The fair value was calculated using a Monte Carlo simulation with the following assumptions:

Grant Year	Risk-Free Interest Rate	Performance Period	Expected Stock Volatility	Expected Dividend Yield
2012	1.21%	6	33.63%	2.99%
2013	1.05%	6	25.85%	2.89%

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

In January 2014, the Company granted 315,961 market performance-based RSUs under the Award Plan.

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

At December 31, 2013, the remaining shares committed by PNC of 1.3 million were available to fund future long-term incentive awards.

Stock Options. Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted have a ten-year life, vested ratably over periods ranging from two to five years and became exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant, which vested on September 29, 2011. Stock option activity for 2013 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2012	1,099,909	$167.76
Exercised	(168,151)	$167.76
December 31, 2013(1)	931,758	$167.76

(1)	At December 31, 2013, all options were vested. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $19 million, $157 million and $13 million, respectively.

Stock options outstanding and exercisable at December 31, 2013 were as follows:

	Options Outstanding and Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value of Exercisable Shares (in millions)
$ 167.76	931,758	3.09	$ 167.76	$ 139

As of December 31, 2013, the Company had no remaining unrecognized stock-based compensation expense related to unvested stock options.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. In accordance with ASC 718-10, Compensation–Stock Compensation, the Company does not record compensation expense related to employees purchasing shares under the ESPP.

15. Employee Benefit Plans

Deferred Compensation Plans

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows participants to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral. The Company funds the obligation through the establishment of a rabbi trust on behalf of the plan’s participants.

The rabbi trust established for the VDCP, with assets totaling $65 million and $59 million December 31, 2013 and 2012, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $64 million and $60 million at December 31, 2013 and 2012, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $100 million and $77 million at December 31, 2013 and 2012, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2014, the Company granted approximately $100 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

BlackRock Retirement Savings Plan. Certain of the Company’s employees participate in the BlackRock Retirement Savings Plan (“BRSP”). Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code (“IRC”) limitations, are matched by the Company at 50%. In addition, the Company will continue to make an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. In 2013, 2012 and 2011, the Company’s expense related to the BRSP was $63 million, $59 million and $43 million, respectively.

BlackRock Group Personal Pension Plan. BlackRock Investment Management (UK) Limited (“BIM”), a wholly owned subsidiary of the Company, contributes to the BlackRock Group Personal Pension Plan, a defined contribution plan for all employees of BIM. BIM contributes between 6% and 15% of each employee’s eligible compensation. In 2013, 2012 and 2011, the Company’s expense related to this plan was $29 million, $27 million and $26 million, respectively.

Defined Benefit Plans. The Company has several defined benefit pension plans in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At December 31, 2013 and 2012, the plan assets for these plans were approximately $22 million and $21 million, respectively. The overfunded obligations at December 31, 2013 and the underfunded obligation at December 31, 2012 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

The plan assets for the defined benefit plan in Japan (the “Japan Plan”) are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on consideration of plan liabilities and the funded status of the plan. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for the plan assets are 22% for U.S. and international equity securities, 76% for U.S. and international fixed income securities and 2% for other. The table below provides the fair value of the plan assets of the Japan Plan at December 31, 2013 and 2012 by asset category and identifies the level of inputs used to determine the fair value of assets in each category.

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
At December 31, 2013
Equity securities	$6	—	$6
Fixed income securities	—	13	13
Fair value of plan assets	$6	$13	$19
At December 31, 2012
Equity securities	$9	—	$9
Fixed income securities	—	9	9
Fair value of plan assets	$9	$9	$18

Post-retirement Benefit Plans

The Company provides post-retirement medical benefits to a closed population of employees in the United Kingdom and the United States. The accumulated benefit obligation for each of these unfunded plans was immaterial at December 31, 2013 and 2012, and was included in accrued compensation and benefits on the consolidated statements of financial condition. For 2013, 2012 and 2011, expenses for these benefits were not material.

16. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2013, PNC owned approximately 20.9% of the Company’s voting common stock and held approximately 21.9% of the total capital stock.

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

Barclays. The Company considered Barclays, along with its affiliates, to be related parties in accordance with ASC 850-10, based on its level of capital stock ownership prior to the secondary offering in May 2012 by Barclays of shares of the Company’s stock. At December 31, 2012, Barclays did not own any of the Company’s capital stock and was no longer considered a related party.

Revenue from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Investment advisory, administration fees and securities lending revenue:
PNC and affiliates	$5	$4	$4
Barclays and affiliates	—	5	14
Registered investment companies/equity method investees	5,986	5,283	5,282
Other	—	—	3
Total investment advisory, administration fees, and securities lending revenue	5,991	5,292	5,303
Investment advisory performance fees	185	120	54
BlackRock Solutions and advisory:
PNC and affiliates	7	7	6
Equity method investees	11	13	15
Other	5	3	—
Total BlackRock Solutions and advisory	23	23	21
Other revenue:
PNC and affiliates	3	3	3
Barclays and affiliates	—	11	35
Equity method investees	58	52	15
Total other revenue	61	66	53
Total revenue from related parties	$6,260	$5,501	$5,431

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to Barclays and PNC and its affiliates for fees based on AUM. Further, the Company provides risk management services to PNC. The Company records its investment advisory and administration fees net of retrocessions.

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Expenses with related parties:
Distribution and servicing costs
PNC and affiliates	$2	$3	$3
Barclays and affiliates	—	1	2
Total distribution and servicing costs	2	4	5
Direct fund expenses
Barclays and affiliates	—	4	8
Total direct fund expenses	—	4	8
General and administration expenses
Barclays and affiliates	—	5	15
Other registered investment companies	50	49	42
Other(1)	—	33	3
Total general and administration expenses	50	87	60
Total expenses with related parties	$52	$95	$73

(1)	Amount in 2012 included a one-time pre-tax charge of $30 million related to a contribution to certain of the Company’s bank managed short-term investment funds (“STIFs”).

Certain Agreements and Arrangements with Barclays and PNC

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

Barclays. In connection with the completion of its acquisition of BGI, BlackRock entered into a Stockholder Agreement, dated as of December 1, 2009 (the “Barclays Stockholder Agreement”), with Barclays and Barclays BR Holdings S.à.r.l. (“BR Holdings”, and together with Barclays, the “Barclays Parties”). Pursuant to the terms of the Barclays Stockholder Agreement, the Barclays Parties agreed, among other things, to certain transfer and voting restrictions with respect to shares of BlackRock common stock and preferred stock owned by them and their affiliates, to limits on the ability of the Barclays Parties and their affiliates to acquire additional shares of BlackRock common stock and preferred stock and to certain other restrictions. The Barclays Stockholder Agreement was terminated on May 29, 2012.

In addition, Barclays and certain of its affiliates have been engaged by the Company to provide the use of certain indices for certain BlackRock investment funds and for a fee to provide indemnification to clients related to potential losses in connection with lending of client securities. For the five months ended May 31, 2012, and the full year ended December 31, 2011, fees incurred for these agreements were $9 million and $18 million, respectively, and were recorded within direct fund expenses and general and administration expenses.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $74 million and $77 million at December 31, 2013 and 2012, respectively, and primarily represented receivables for investment advisory and administration services provided by BlackRock, and other receivables from certain investment products managed by BlackRock. Due from related parties at December 31, 2013 and 2012 included $60 million and $68 million, respectively, due from certain funds.

Accounts receivable at December 31, 2013 and 2012 included $745 million and $629 million, respectively, related to receivables from BlackRock mutual funds, including iShares, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $13 million and $14 million at December 31, 2013 and 2012, respectively, and primarily represented payables to certain investment products managed by BlackRock.

17. Net Capital Requirements

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

Banking Regulatory Requirements. BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust activities. BTC is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, BTC must meet specific capital guidelines that invoke quantitative measures of BTC’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2013 and 2012, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk weighted assets)	$660	112.7%	$47	8.0%	$59	10.0%
Tier 1 capital (to risk weighted assets)	$660	112.7%	$23	4.0%	$35	6.0%
Tier 1 capital (to average assets)	$660	63.4%	$42	4.0%	$52	5.0%
December 31, 2012
Total capital (to risk weighted assets)	$633	99.1%	$51	8.0%	$64	10.0%
Tier 1 capital (to risk weighted assets)	$633	99.1%	$26	4.0%	$38	6.0%
Tier 1 capital (to average assets)	$633	49.7%	$51	4.0%	$64	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2013 and 2012, the Company was required to maintain approximately $1.1 billion and $1.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for 2013:

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
December 31, 2012	$16	$(4)	$(71)	$(59)
Other comprehensive income (loss) before reclassifications(2)	4	10	23	37
Amount reclassified from AOCI(3)	(13)	—	—	(13)
Net other comprehensive income (loss) for 2013	(9)	10	23	24
December 31, 2013	$7	$6	$(48)	$(35)

(1)	All amounts are net of tax.

(2)	The tax benefit (expense) was not material for 2013.

(3)	The tax benefit (expense) was not material for 2013. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the consolidated statements of income.

19. Capital Stock

Capital Stock Authorized. BlackRock’s authorized common stock, $0.01 par value, was 500,000,000 shares at December 31, 2013 and 2012. At December 31, 2013 and 2012, BlackRock had 20,000,000 series A nonvoting participating preferred shares (“Series A Preferred”), $0.01 par value, authorized. At December 31, 2013 and 2012, BlackRock had 150,000,000 series B nonvoting participating preferred shares (“Series B Preferred”), $0.01 par value, authorized. At December 31, 2013 and 2012, BlackRock had 6,000,000 series C nonvoting participating preferred shares (“Series C Preferred”), $0.01 par value, authorized. At December 31, 2013 and 2012, BlackRock had 20,000,000 series D nonvoting participating preferred shares (“Series D Preferred”), $0.01 par value, authorized.

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

January 2013 PNC Capital Contribution. In January 2013, PNC surrendered to BlackRock 205,350 shares of BlackRock Series C Preferred to fund certain LTIP awards in accordance with the share surrender agreement between PNC and BlackRock.

Cash Dividends for Common and Preferred Shares / RSUs. During 2013, 2012 and 2011, the Company paid cash dividends of $6.72 per share (or $1,168 million), $6.00 per share (or $1,060 million) and $5.50 per share (or $1,014 million), respectively.

Share Repurchase Approvals. In January 2013, the Board of Directors (the “Board”) approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 3.7 million common shares in open market-transactions under the share repurchase program for approximately $1.0 billion during 2013. At December 31, 2013, there were 6.5 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued					Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2010	131,923,624	(3,603)	(703,460)	57,108,553	2,866,439	131,216,561	57,108,553	2,866,439
Exchange of Series B Preferred for common shares	5,216,938	—	—	(5,216,938)	—	5,216,938	(5,216,938)	—
Shares repurchased	—	—	(618,000)	(13,562,878)	—	(618,000)	(13,562,878)	—
Net issuance of common shares related to employee stock transactions and convertible debt conversions	2,739,818	—	(92,182)	—	—	2,647,636	—	—
PNC LTIP capital contribution	—	—	—	—	(1,349,202)	—	—	(1,349,202)
December 31, 2011	139,880,380	(3,603)	(1,413,642)	38,328,737	1,517,237	138,463,135	38,328,737	1,517,237
Exchange of Series B Preferred for common shares	31,159,513	—	—	(31,159,513)	—	31,159,513	(31,159,513)	—
Shares repurchased	(31,516)	—	(2,726,600)	(6,346,036)	—	(2,758,116)	(6,346,036)	—
Net issuance of common shares related to employee stock transactions	247,411	—	1,763,361	—	—	2,010,772	—	—
Release of common shares from escrow	(3,603)	3,603	—	—	—	—	—	—
December 31, 2012	171,252,185	—	(2,376,881)	823,188	1,517,237	168,875,304	823,188	1,517,237
Shares repurchased	—	—	(3,689,845)	—	—	(3,689,845)	—	—
Net issuance of common shares related to employee stock transactions	—	—	1,404,229	—	—	1,404,229	—	—
PNC LTIP capital contribution	—	—	—	—	(205,350)	—	—	(205,350)
December 31, 2013	171,252,185	—	(4,662,497)	823,188	1,311,887	166,589,688	823,188	1,311,887

20. Restructuring Charges

During 2011, the Company reduced its workforce globally by approximately 3.4%. This action was the result of a cost-cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of approximately $32 million ($22 million after-tax) during 2011. This charge was comprised of $24 million of severance and associated outplacement costs and $8 million of expenses related to the accelerated amortization of previously granted equity-based compensation awards.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2010(1)	$2
Additions	32
Cash payments	(8)
Accelerated amortization of equity-based awards	(8)
Liability as of December 31, 2011	$18
Cash payments	(17)
Liability as of December 31, 2012	$1
Other adjustments	(1)
Liability as of December 31, 2013	$—

(1)	Liability amount as of December 31, 2010 related to a pre-tax restructuring charge of $22 million recorded during 2009.

21. Income Taxes

The components of income tax expense for 2013, 2012 and 2011, are as follows:

(in millions)	2013	2012	2011
Current income tax expense:
Federal	$869	$856	$693
State and local	39	49	54
Foreign	307	186	186
Total net current income tax expense	1,215	1,091	933
Deferred income tax expense (benefit):
Federal	(68)	4	52
State and local	13	13	(112)
Foreign	(138)	(78)	(77)
Total net deferred income tax expense (benefit)	(193)	(61)	(137)
Total income tax expense	$1,022	$1,030	$796

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to noncontrolling interests:

(in millions)	2013	2012	2011
Domestic	$2,814	$2,690	$2,397
Foreign	1,140	798	736
Total	$3,954	$3,488	$3,133

The foreign income before taxes includes countries that have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Luxembourg, Canada and the Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

(in millions)	2013	%	2012	%	2011	%
Statutory income tax expense	$1,383	35%	$1,221	35%	$1,097	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	39	1	49	2	59	2
Impact of foreign, state, and local tax rate changes on deferred taxes	(69)	(2)	(50)	(2)	(188)	(6)
Effect of foreign tax rates	(329)	(8)	(221)	(5)	(197)	(6)
Other	(2)	—	31	—	25	—
Income tax expense	$1,022	26%	$1,030	30%	$796	25%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2013	2012
Deferred income tax assets:
Compensation and benefits	$345	$355
Unrealized investment losses	99	71
Loss carryforwards	42	81
Foreign tax credit carryforwards	28	—
Other	290	222
Gross deferred tax assets	804	729
Less: deferred tax valuation allowances	(48)	(95)
Deferred tax assets net of valuation allowances	756	634
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,594	5,656
Acquired finite-lived intangibles	110	158
Other	133	109
Gross deferred tax liabilities	5,837	5,923
Net deferred tax (liabilities)	$(5,081)	$(5,289)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2013, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $4 million and $5,085 million, respectively. At December 31, 2012, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $4 million and $5,293 million, respectively.

During 2013, tax legislation enacted in the United Kingdom and domestic state tax law changes resulted in a $69 million net noncash benefit related to the revaluation of certain deferred income tax liabilities. During 2012, tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure primarily resulted in a $50 million net noncash benefit related to the revaluation of certain deferred income tax liabilities.

The Company had a deferred income tax asset related to unrealized investment losses of approximately $99 million and $71 million at December 31, 2013 and 2012, respectively, reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. U.S. Federal realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses.

At December 31, 2013 and 2012, the Company had available state net operating loss carryforwards of $935 million and $842 million, respectively, which will begin to expire in 2017. At December 31, 2013 and December 31, 2012, the Company had foreign net operating loss carryforwards of $109 million and $152 million, respectively, of which $11 million will begin to expire in 2017 and the balance will carry forward indefinitely. At December 31, 2013, the Company had foreign tax credit carryforwards for income tax purposes of $28 million which will begin to expire in 2023.

At December 31, 2013 and 2012, the Company had $48 million and $95 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year-over-year decrease in the valuation allowance primarily related to the realization of tax loss carryforwards and certain foreign deferred income tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2013, the Company had current income taxes receivable and payable of $89 million and $168 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2012, the Company had current income taxes receivable and payable of $102 million and $121 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $3,074 million and $2,125 million at December 31, 2013 and 2012, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

	Year ended December 31,
(in millions)	2013	2012	2011
Balance at January 1	$404	$349	$307
Additions for tax positions of prior years	11	4	22
Reductions for tax positions of prior years	(5)	(1)	(1)
Additions based on tax positions related to current year	67	69	46
Lapse of statute of limitations	—	—	—
Settlements	(12)	(29)	(25)
Positions assumed in acquisitions	2	12	—
Balance at December 31	$467	$404	$349

Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011, respectively, are $304 million, $250 million and $226 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $(1) million during 2013 and in total, as of December 31, 2013, had recognized a liability for interest and penalties of $68 million. The Company accrued interest and penalties of

$3 million during 2012 and in total, as of December 31, 2012, had recognized a liability for interest and penalties of $69 million. The Company accrued interest and penalties of $10 million during 2011 and in total, as of December 31, 2011, had recognized a liability for interest and penalties of $66 million. Pursuant to the Amended and Restated Stock Purchase Agreement, the Company has been indemnified by Barclays for $50 million and Guggenheim for $6 million of unrecognized tax benefits.

BlackRock is subject to U.S. federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2007 remain open to U.S. federal income tax examination. The IRS is in the process of concluding its audit of the 2008 and 2009 years and its case must be approved by The Joint Committee on Taxation. The BGI group’s tax years 2007 through December 1, 2009 are under IRS examination. The IRS is in the process of concluding its audit and its case must be approved by The Joint Committee on Taxation.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in California for tax years 2009 through 2010, New York State and New York City for tax years 2009 through 2011, and New Jersey for tax years 2007 through 2009. No state and local income tax audits cover years earlier than 2007. No state and local income tax audits are expected to result in an assessment material to BlackRock’s consolidated financial statements.

Her Majesty’s Revenue and Customs (“HMRC”) commenced its United Kingdom income tax audit of various U.K. BlackRock subsidiaries in respect of 2009 through 2011 tax years. While the impact on the consolidated financial statements is undetermined, it is not expected to be material.

At December 31, 2013, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $110 million to $135 million within the next twelve months.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2013 under the treasury stock method:

( in millions, except share data)	2013
Net income attributable to BlackRock	$2,932
Basic weighted-average shares outstanding	170,185,870
Dilutive effect of nonparticipating RSUs and stock options	3,643,032
Total diluted weighted-average shares outstanding	173,828,902
Basic earnings per share	$17.23
Diluted earnings per share	$16.87

The following table sets forth the computation of basic and diluted EPS for 2012 and 2011 under the two-class method:

(in millions, except per share data)	2012	2011
Net income attributable to BlackRock	$2,458	$2,337
Less:
Dividends distributed to common shares	1,059	1,004
Dividends distributed to participating RSUs	1	10
Undistributed net income attributable to BlackRock	1,398	1,323
Percentage of undistributed net income allocated to common shares(1)	99.9%	99.1%
Undistributed net income allocated to common shares	1,396	1,311
Plus:
Common share dividends	1,059	1,004
Net income attributable to common shares	$2,455	$2,315
Basic weighted-average shares outstanding	174,961,018	184,265,367
Dilutive effect of nonparticipating RSUs and stock options	3,056,661	2,826,292
Dilutive effect of convertible debt	—	24,751
Total diluted weighted-average shares outstanding	178,017,679	187,116,410
Basic earnings per share	$14.03	$12.56
Diluted earnings per share	$13.79	$12.37

(1)	Allocation to common stockholders was based on the total of common shares and participating securities (which represent unvested RSUs that contain nonforfeitable rights to dividends). For 2012 and 2011, average outstanding participating securities were 0.2 million and 1.8 million, respectively.

For 2012 and 2011, 449 and 5,125 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. There were no anti-dilutive RSUs for 2013. In addition, there were no anti-dilutive stock options for 2013, 2012 and 2011.

23. Segment Information

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for 2013, 2012 and 2011.

(in millions)	2013	2012	2011
Equity	$4,816	$4,334	$4,447
Fixed income	1,996	1,900	1,659
Multi-asset	1,063	972	914
Alternatives	1,104	968	864
Cash management	321	361	383
Total investment advisory, administration fees, securities lending revenue and performance fees	9,300	8,535	8,267
BlackRock Solutions and advisory	577	518	510
Distribution fees	73	71	100
Other revenue	230	213	204
Total revenue	$10,180	$9,337	$9,081

The following table illustrates total revenue for 2013, 2012 and 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)
Revenue	2013	2012	2011
Americas	$6,829	$6,429	$6,064
Europe	2,832	2,460	2,517
Asia-Pacific	519	448	500
Total revenue	$10,180	$9,337	$9,081

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2013, 2012 and 2011 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2013	2012	2011
Americas	$13,204	$13,238	$13,133
Europe	214	166	123
Asia-Pacific	87	63	73
Total long-lived assets	$13,505	$13,467	$13,329

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific is comprised of Japan, Australia, Singapore, Hong Kong, Taiwan, Korea, India, Malaysia and China.

24. Selected Quarterly Financial Data (unaudited)

(in millions, except per share data)
2013	1st Quarter	2nd Quarter(1)	3rd Quarter(2)	4th Quarter
Revenue	$2,449	$2,482	$2,472	$2,777
Operating income	$909	$849	$966	$1,133
Net income	$666	$706	$729	$850
Net income attributable to BlackRock	$632	$729	$730	$841
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.69	$4.27	$4.30	$4.98
Diluted	$3.62	$4.19	$4.21	$4.86
Weighted-average common shares outstanding:
Basic	171,301,800	170,648,731	169,811,633	169,010,606
Diluted	174,561,132	173,873,583	173,371,508	172,999,529
Dividend declared per share	$1.68	$1.68	$1.68	$1.68
Common stock price per share:
High	$258.70	$291.69	$286.62	$316.47
Low	$212.77	$245.30	$255.26	$262.75
Close	$256.88	$256.85	$270.62	$316.47

(in millions, except per share data)
2012	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
Revenue	$2,249	$2,229	$2,320	$2,539
Operating income	$815	$829	$875	$1,005
Net income	$575	$560	$655	$650
Net income attributable to BlackRock	$572	$554	$642	$690
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.19	$3.13	$3.72	$4.02
Diluted	$3.14	$3.08	$3.65	$3.93
Weighted-average common shares outstanding:
Basic	179,022,840	177,010,239	172,359,141	171,518,278
Diluted	181,917,864	179,590,702	175,450,532	175,176,037
Dividend declared per share	$1.50	$1.50	$1.50	$1.50
Common stock price per share:
High	$205.60	$206.57	$183.00	$209.29
Low	$179.13	$163.37	$164.06	$177.17
Close	$204.90	$169.82	$178.30	$206.71

(1)	In the second quarter of 2013 in connection with the PennyMac IPO the Company recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment. In connection with the Charitable Contribution the Company recorded an expense of $124 million and a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. For further information, see Note 11, Other Assets.

In addition, the second quarter of 2013 included approximately a $57 million tax benefit recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards.

(2)	The third quarter of 2013 included a $64 million net noncash tax benefit primarily related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes.

(3)	The third quarter of 2012 included a $30 million net noncash tax benefit related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom, and the state and local income tax effect resulting from changes in the Company’s organizational structure.

(4)	The fourth quarter of 2012 included a one-time pre-tax $30 million charge related to a contribution to certain of the Company’s STIFs and $20 million of noncash tax benefits primarily associated with revaluation of certain deferred tax liabilities.

25. Subsequent Events

Dividend Approval. On January 15, 2014, the Board approved BlackRock’s quarterly dividend of $1.93 to be paid on March 24, 2014 to stockholders of record on March 7, 2014.

Other. The Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(29)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(3)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(3)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(4)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(5)	Specimen of Common Stock Certificate.
4.2(6)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(7)	Form of 6.25% Notes due 2017.
4.4(8)	Form of 3.50% Notes due 2014.
4.5(8)	Form of 5.00% Notes due 2019.
4.6(9)	Form of 4.25% Notes due 2021.
4.7(10)	Form of 1.375% Notes due 2015.
4.8(10)	Form of 3.375% Notes due 2022.
10.1(11)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +
10.2(12)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +
10.3(13)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(5)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+
10.5(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.7(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.8(14)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.9(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.10(5)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and the PNC Financial Service Group, Inc.

Exhibit No.	Description
10.11(15)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.12(16)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.13(17)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.14(3)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.15(18)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.16(19)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.
10.17(20)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.18(27)	Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.19(21)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.
10.20(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.21(22)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.22(23)	Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of October 14, 2009.
10.23(24)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.
10.24(25)	Stock Repurchase Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.
10.25(25)	Exchange Agreement, dated as of May 21, 2012, between Barclays Bank PLC and BlackRock.
10.26(25)	Exchange Agreement, dated as of May 21, 2012, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and BlackRock.
10.27(26)	Letter Agreement, dated November 20, 2012, between Susan L. Wagner and BlackRock. +
10.28(28)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock. +
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(5)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(6)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(11)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(12)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(13)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(17)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 20, 2009.

(24)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 23, 2012.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on November 27, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(29)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2012.

+	Denotes compensatory plans or arrangements

†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.