Form 10-Q
period 2014-03-31
BlackRock Inc.
filed 2014-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 166,817,871 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 4,394	$ 4,390
Accounts receivable	2,868	2,247
Investments	2,092	2,151
Assets of consolidated variable interest entities:
Cash and cash equivalents	191	161
Bank loans, other investments and other assets	2,183	2,325
Separate account assets	155,097	155,113
Separate account collateral held under securities lending agreements	17,762	21,788
Property and equipment (net of accumulated depreciation of $641 and $611 at March 31, 2014 and December 31, 2013, respectively)	508	525
Intangible assets (net of accumulated amortization of $1,097 and $1,057 at March 31, 2014 and December 31, 2013, respectively)	17,459	17,501
Goodwill	12,975	12,980
Other assets	768	692

Total assets	$216,297	$219,873

Liabilities
Accrued compensation and benefits	$ 668	$ 1,747
Accounts payable and accrued liabilities	1,615	1,084
Liabilities of consolidated variable interest entities:
Borrowings	2,244	2,369
Other liabilities	106	74
Long-term borrowings	5,936	4,939
Separate account liabilities	155,097	155,113
Separate account collateral liabilities under securities lending agreements	17,762	21,788
Deferred income tax liabilities	5,241	5,085
Other liabilities	927	1,004

Total liabilities	189,596	193,203

Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	88	54
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at March 31, 2014 and December 31, 2013;
Shares issued: 171,252,185 at March 31, 2014 and December 31, 2013;
Shares outstanding: 167,003,034 and 166,589,688 at March 31, 2014 and December 31, 2013, respectively
Preferred stock (Note 16)	-	-
Additional paid-in capital	19,087	19,473
Retained earnings	8,598	8,208
Appropriated retained earnings	6	22
Accumulated other comprehensive loss	(35)	(35)
Treasury stock, common, at cost (4,249,151 and 4,662,497 shares held at March 31, 2014 and December 31, 2013, respectively)	(1,180)	(1,210)

Total BlackRock, Inc. stockholders’ equity	26,478	26,460
Nonredeemable noncontrolling interests	117	135
Nonredeemable noncontrolling interests of consolidated variable interest entities	18	21

Total permanent equity	26,613	26,616

Total liabilities, temporary equity and permanent equity	$216,297	$219,873

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2014	2013
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,611	$1,455
Other third parties	680	674

Total investment advisory, administration fees and securities lending revenue	2,291	2,129
Investment advisory performance fees	158	108
BlackRock Solutions and advisory	154	126
Distribution fees	19	17
Other revenue	48	69

Total revenue	2,670	2,449
Expenses
Employee compensation and benefits	982	905
Distribution and servicing costs	89	91
Amortization of deferred sales commissions	15	12
Direct fund expenses	179	161
General and administration	313	331
Amortization of intangible assets	41	40

Total expenses	1,619	1,540

Operating income	1,051	909
Nonoperating income (expense)
Net gain (loss) on investments	76	62
Net gain (loss) on consolidated variable interest entities	(16)	27
Interest and dividend income	10	6
Interest expense	(53)	(54)

Total nonoperating income (expense)	17	41

Income before income taxes	1,068	950
Income tax expense	324	284

Net income	744	666
Less:
Net income (loss) attributable to redeemable noncontrolling interests	1	-
Net income (loss) attributable to nonredeemable noncontrolling interests	(13)	34

Net income attributable to BlackRock, Inc.	$756	$632

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.47	$3.69
Diluted	$4.40	$3.62
Cash dividends declared and paid per share	$1.93	$1.68
Weighted-average common shares outstanding:
Basic	169,081,421	171,301,800
Diluted	171,933,803	174,561,132

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended March 31,
	2014	2013
Net income	$744	$666
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	-	4
Less: reclassification adjustment included in net income(1)	8	3

Net change from available-for-sale investments, net of tax	(8)	1
Foreign currency translation adjustments	8	(108)

Other comprehensive income (loss)	-	(107)

Comprehensive income	744	559
Less: Comprehensive income (loss) attributable to noncontrolling interests	(12)	34

Comprehensive income attributable to BlackRock, Inc.	$756	$525

(1)	The tax benefit (expense) was not material for the three months ended March 31, 2014 and 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2013	$19,475	$8,208	$22	($35)	($1,210)	$26,460	$135	$21	$26,616	$54
Net income	-	756	-	-	-	756	3	(16)	743	1
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	(16)	-	-	(16)	-	16	-	-
Dividends paid	-	(366)	-	-	-	(366)	-	-	(366)	-
Stock-based compensation	126	-	-	-	1	127	-	-	127	-
Issuance of common shares related to employee stock transactions	(603)	-	-	-	604	1	-	-	1	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(325)	(325)	-	-	(325)	-
Shares repurchased	-	-	-	-	(250)	(250)	-	-	(250)	-
Net tax benefit (shortfall) from stock-based compensation	91	-	-	-	-	91	-	-	91	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	(21)	(3)	(24)	49
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(16)

March 31, 2014	$19,089	$8,598	$6	($35)	($1,180)	$26,478	$117	$18	$26,613	$88

(1)	Amounts include $2 million of common stock at both March 31, 2014 and December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non- controlling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	($59)	($432)	$25,403	$155	$27	$25,585	$32
Net income	-	632	-	-	-	632	7	27	666	-
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	26	-	-	26	-	(26)	-	-
Dividends paid	-	(309)	-	-	-	(309)	-	-	(309)	-
Stock-based compensation	127	-	-	-	-	127	-	-	127	-
Issuance of common shares related to employee stock transactions	(364)	-	-	-	370	6	-	-	6	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(211)	(211)	-	-	(211)	-
Shares repurchased	-	-	-	-	(250)	(250)	-	-	(250)	-
Net tax benefit (shortfall) from stock-based compensation	28	-	-	-	-	28	-	-	28	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	(18)	114	96	11
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(7)
Other comprehensive income (loss)	-	-	-	(107)	-	(107)	-	-	(107)	-

March 31, 2013	$19,212	$6,767	$55	($166)	($523)	$25,345	$144	$142	$25,631	$36

(1)	Amounts include $2 million of common stock at both March 31, 2013 and December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$744	$666
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	73	72
Amortization of deferred sales commissions	15	12
Stock-based compensation	127	127
Deferred income tax expense (benefit)	165	93
Net (gains) losses on nontrading investments	(47)	(21)
Purchases of investments within consolidated sponsored investment funds	(7)	(18)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	69	29
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(46)	7
Net (gains) losses within consolidated VIEs	16	(27)
Net (purchases) proceeds within consolidated VIEs	169	(41)
(Earnings) losses from equity method investees	(39)	(50)
Distributions of earnings from equity method investees	7	17
Changes in operating assets and liabilities:
Accounts receivable	(624)	(376)
Investments, trading	(95)	51
Other assets	(82)	4
Accrued compensation and benefits	(1,079)	(947)
Accounts payable and accrued liabilities	521	597
Other liabilities	(93)	(5)

Cash flows from operating activities	(206)	190

Cash flows from investing activities
Purchases of investments	(123)	(90)
Proceeds from sales and maturities of investments	266	117
Distributions of capital from equity method investees	8	25
Net consolidations (deconsolidations) of sponsored investment funds	(3)	(3)
Purchases of property and equipment	(15)	(18)

Cash flows from investing activities	133	31

Cash flows from financing activities
Repayments of short-term borrowings	-	(100)
Proceeds from long-term borrowings	997	-
Cash dividends paid	(366)	(309)
Proceeds from stock options exercised	-	5
Proceeds from issuance of common stock	1	1
Repurchases of common stock	(575)	(461)
Net proceeds from (repayments of) borrowings by consolidated VIEs	(120)	(80)
Net (redemptions/distributions paid) / subscriptions received from noncontrolling interests holders	25	107
Excess tax benefit from stock-based compensation	102	32

Cash flows from financing activities	64	(805)

Effect of exchange rate changes on cash and cash equivalents	13	(80)

Net increase (decrease) in cash and cash equivalents	4	(664)
Cash and cash equivalents, beginning of period	4,390	4,606

Cash and cash equivalents, end of period	$4,394	$3,942

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$23	$24
Interest on borrowings of consolidated VIEs	$27	$29
Income taxes	$178	$78
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$603	$364
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	($16)	($7)

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

At March 31, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 20.8% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (“2013 Form 10-K”).

The interim financial information at March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.  Significant Accounting Policies (continued)

Fair Value Measurements.

Hierarchy of Fair Value Inputs.    The provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Fair Value Measurements. (continued)

•	Level 3 liabilities include borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon nonbinding single-broker quotes.

•

Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, opportunistic funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices.

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

As a practical expedient, the Company uses NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, opportunistic funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

A significant number of inputs used to value equity, debt securities and bank loans is sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodologies, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. On a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

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

2.  Significant Accounting Policies (continued)

Fair Value Measurements. (continued)

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

Separate Account Assets and Liabilities.    Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition in accordance with ASC 944-80, Financial Services – Separate Accounts.

2.  Significant Accounting Policies (continued)

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

As a result of the Company’s ability to resell or repledge the collateral, the Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the three months ended March 31, 2014 and 2013, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2014 and December 31, 2013, the fair value of loaned securities held by separate account assets was approximately $16.1 billion and $19.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $17.8 billion and $21.8 billion, respectively.

Appropriated Retained Earnings.    Upon the initial consolidation of CLOs, BlackRock records an adjustment to appropriated retained earnings on the condensed consolidated statements of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The net change in the fair value of the CLOs’ assets and liabilities is recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as a change to appropriated retained earnings.

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2014

Cumulative Translation Adjustment.    In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer

2.  Significant Accounting Policies (continued)

holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The adoption of ASU 2013-05 on January 1, 2014 was not material to the condensed consolidated financial statements.

Investment Company Guidance.    In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. The adoption of ASU 2013-08 on January 1, 2014 was not material to the condensed consolidated financial statements.

Presentation of an Unrecognized Tax Benefit.    In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The adoption of ASU 2013-11 on January 1, 2014 was not material to the condensed consolidated financial statements.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	March 31, 2014	December 31, 2013
Available-for-sale investments	$150	$183
Held-to-maturity investments	32	83
Trading investments:
Consolidated sponsored investment funds	479	385
Other equity and debt securities	29	43
Deferred compensation plan mutual funds	61	58

Total trading investments	569	486
Other investments:
Consolidated sponsored investment funds	394	441
Equity method investments	697	697
Deferred compensation plan hedge fund equity method investments	38	39
Cost method investments(1)	95	119
Carried interest	117	103

Total other investments	1,341	1,399

Total investments	$2,092	$2,151

(1)	Amounts primarily include Federal Reserve Bank Stock.

At March 31, 2014, the Company consolidated $873 million of investments held by consolidated sponsored investment funds (excluding non-variable interest entities (“VIEs”)) of which $479 million and $394 million were classified as trading investments and other investments, respectively. At December 31, 2013, the Company consolidated $826 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $385 million and $441 million were classified as trading investments and other investments, respectively.

3.  Investments (continued)

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
March 31, 2014	Cost	Gains	Losses
Equity securities of sponsored investment funds	$149	$4	($3)	$150

December 31, 2013
Equity securities of sponsored investment funds	$180	$4	($4)	$180
Other securities	1	2	-	3

Total available-for-sale investments	$181	$6	($4)	$183

Available-for-sale investments primarily included seed investments in BlackRock sponsored investment mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $32 million and $83 million at March 31, 2014 and December 31, 2013, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At March 31, 2014, $18 million of these investments mature in one year or less and $14 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	March 31, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$ 48	$ 61	$ 49	$ 58
Equity securities/Multi-asset mutual funds	238	241	174	184
Debt securities/fixed income mutual funds:
Corporate debt	154	156	128	128
Government debt	112	111	121	116

Total trading investments	$552	$569	$472	$486

At March 31, 2014, trading investments included $212 million of equity securities and $267 million of debt securities held by consolidated sponsored investment funds, $61 million of certain deferred compensation plan mutual fund investments and $29 million of other equity and debt securities.

At December 31, 2013, trading investments included $172 million of equity securities and $213 million of debt securities held by consolidated sponsored investment funds, $58 million of certain deferred compensation plan mutual fund investments and $43 million of other equity and debt securities.

3.  Investments (continued)

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	March 31, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$381	$394	$420	$441
Equity method	591	697	613	697
Deferred compensation plan equity method investments	35	38	37	39
Cost method investments:
Federal Reserve Bank stock	90	90	90	90
Other	5	5	17	29

Total cost method investments	95	95	107	119
Carried interest	-	117	-	103

Total other investments	$1,102	$1,341	$1,177	$1,399

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

Cost method investments include nonmarketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At March 31, 2014 and December 31, 2013, there were no indicators of impairment on these investments.

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

(in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$ 88	$114
Investments:
Trading investments	479	385
Other investments	394	441
Other assets	19	20
Other liabilities	(12)	(39)
Noncontrolling interests	(205)	(189)

BlackRock’s net interests in consolidated sponsored investment funds	$763	$732

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

In addition, at March 31, 2014 and December 31, 2013, several consolidated CLOs and one sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated investment products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

March 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	March 31, 2014

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$148	$2	$-	$-	$150
Held-to-maturity debt securities	-	-	-	32	32
Trading:
Deferred compensation plan mutual funds	61	-	-	-	61
Equity/Multi-asset mutual funds	241	-	-	-	241
Debt securities / fixed income mutual funds	-	267	-	-	267

Total trading	302	267	-	-	569
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	-	108	12	-	120
Private / public equity(2)	5	13	256	-	274

Total consolidated sponsored investment funds	5	121	268	-	394
Equity method:
Hedge funds / Funds of hedge funds	-	188	91	68	347
Private equity investments	-	-	101	-	101
Real estate funds	-	20	100	7	127
Fixed income mutual funds	114	-	-	-	114
Other	8	-	-	-	8

Total equity method	122	208	292	75	697
Deferred compensation plan equity method investments	-	7	31	-	38
Cost method investments	-	-	-	95	95
Carried interest	-	-	-	117	117

Total investments	577	605	591	319	2,092

Separate account assets	112,145	41,913	-	1,039	155,097
Separate account collateral held under securities lending agreements:
Equity securities	15,416	-	-	-	15,416
Debt securities	-	2,346	-	-	2,346

Total separate account collateral held under securities lending agreements	15,416	2,346	-	-	17,762
Assets of consolidated VIEs:
Bank loans and other assets	-	1,891	147	37	2,075
Bonds	-	54	28	-	82
Private / public equity(3)	-	13	13	-	26

Total assets of consolidated VIEs	-	1,958	188	37	2,183

Total	$128,138	$46,822	$779	$1,395	$177,134

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,244	$-	$2,244
Separate account collateral liabilities under securities lending agreements	15,416	2,346	-	-	17,762
Other liabilities(4)	-	4	42	-	46

Total	$15,416	$2,350	$2,286	$-	$20,052

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

(2)	Level 3 amounts include $192 million and $64 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Level 3 amounts include $13 million of underlying third-party private equity funds held by a private equity fund.
(4)

Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA (see Note 12, Commitments and Contingencies, for more information).

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2013

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$180	$-	$-	$-	$180
Other securities	-	3	-	-	3

Total available-for-sale	180	3	-	-	183
Held-to-maturity debt securities	-	-	-	83	83
Trading:
Deferred compensation plan mutual funds	58	-	-	-	58
Equity/Multi-asset mutual funds	184	-	-	-	184
Debt securities / fixed income mutual funds	31	213	-	-	244

Total trading	273	213	-	-	486
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	-	135	24	-	159
Private / public equity(2)	5	13	223	41	282

Total consolidated sponsored investment funds	5	148	247	41	441
Equity method:
Hedge funds / Funds of hedge funds	-	177	99	63	339
Private equity investments	-	-	101	-	101
Real estate funds	-	20	98	7	125
Fixed income mutual funds	113	-	-	-	113
Equity/Multi-asset, alternative mutual funds	19	-	-	-	19

Total equity method	132	197	298	70	697
Deferred compensation plan equity method investments	-	10	29	-	39
Cost method investments	-	-	-	119	119
Carried interest	-	-	-	103	103

Total investments	590	571	574	416	2,151

Separate account assets	113,382	40,841	-	890	155,113
Separate account collateral held under securities lending agreements:
Equity securities	20,856	-	-	-	20,856
Debt securities	-	932	-	-	932

Total separate account collateral held under securities lending agreements	20,856	932	-	-	21,788
Other assets(3)	-	39	-	-	39
Assets of consolidated VIEs:
Bank loans and other assets	-	2,047	129	19	2,195
Bonds	-	71	35	-	106
Private / public equity(4)	-	10	14	-	24

Total assets of consolidated VIEs	-	2,128	178	19	2,325

Total	$134,828	$44,511	$752	$1,325	$181,416

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,369	$-	$2,369
Separate account collateral liabilities under securities lending agreements	20,856	932	-	-	21,788
Other liabilities(5)	18	4	42	-	64

Total	$20,874	$936	$2,411	$-	$24,221

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

(2)	Level 3 amounts include $195 million and $28 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Amount includes company-owned and split-dollar life insurance policies and unrealized gains on forward foreign currency exchange contracts.
(4)	Level 3 amounts include $14 million of underlying third-party private equity funds held by a sponsored private equity fund of fund.
(5)

Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information), securities sold short within consolidated sponsored investment funds and contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA (see Note 12, Commitments and Contingencies, for more information).

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Level 3 Assets.  Level 3 investments of $591 million and $574 million at March 31, 2014 and December 31, 2013, respectively, primarily related to equity method investments and consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $64 million and $28 million at March 31, 2014 and December 31, 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets of consolidated VIEs include bank loans and bonds valued based on single-broker nonbinding quotes and direct private equity investments and private equity funds valued based upon internal as well as third-party fund managers, which may be adjusted by using the returns of certain market indices.

Level 3 Liabilities.  Level 3 borrowings of consolidated VIEs include CLO borrowings valued based upon single-broker nonbinding quotes.

Level 3 other liabilities include contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2014

(in millions)	December 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3(2)	Transfers out of Level 3	March 31, 2014	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$24	$1	$-	($12)	($1)	$-	$-	$12	$-
Private equity	223	1	5	(14)	-	41	-	256	1
Equity method:
Hedge funds / Funds of hedge funds	99	2	4	(11)	(3)	-	-	91	2
Private equity investments	101	3	3	-	(6)	-	-	101	4
Real estate funds	98	2	2	-	(2)	-	-	100	1
Deferred compensation plan equity method investments	29	2	-	-	-	-	-	31	2

Total Level 3 investments	574	11	14	(37)	(12)	41	-	591	10

Assets of consolidated VIEs:
Bank loans	129	-	16	(13)	-	73	(58)	147
Bonds	35	-	-	(7)	-	-	-	28
Private equity	14	-	-	(1)	-	-	-	13

Total Level 3 assets of consolidated VIEs	178	-	16	(21)	-	73	(58)	188	n/a	(4)

Total Level 3 assets	$752	$11	$30	($58)	($12)	$114	($58)	$779

Liabilities:
Borrowings of consolidated VIEs	$2,369	$5	$-	$-	($120)	$-	$-	$2,244	n/a	(4)
Other liabilities	42	-	-	-	-	-	-	42	-

Total Level 3 liabilities	$2,411	$5	$-	$-	($120)	$-	$-	$2,286

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and repayment of borrowings of consolidated VIEs.
(2)	Includes investments previously held at cost.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2013	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	73	4	12	-	-	-	(5)	84	4
Private equity	266	23	7	(29)	-	-	(3)	264	20
Equity method:
Hedge funds / Funds of hedge funds	161	4	1	-	(30)	-	-	136	4
Private equity investments	90	6	5	-	(2)	-	-	99	6
Real estate funds	88	1	2	-	-	-	-	91	2

Total Level 3 investments	679	38	27	(29)	(32)	-	(8)	675	36

Separate account assets	2	-	-	(2)	-	-	-	-	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	-	24	(11)	-	15	(37)	97
Bonds	46	(1)	4	-	-	-	-	49
Private equity	22	1	-	(3)	-	-	-	20
Fund of hedge funds	-	-	116	-	-	-	-	116

Total Level 3 assets of consolidated VIEs	174	-	144	(14)	-	15	(37)	282	n/a	(4)

Total Level 3 assets	$855	$38	$171	($45)	($32)	$15	($45)	$957

Liabilities:
Borrowings of consolidated VIEs	$2,402	($10)	$-	$-	($80)	$-	$-	$2,332	n/a	(4)

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and repayment of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

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

Assets of Consolidated VIEs.    During the three months ended March 31, 2014 and 2013, there were $58 million and $37 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three months ended March 31, 2014 and 2013, there were $73 million and $15 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Consolidated Sponsored Investment Funds.    During the three months ended March 31, 2013, there were $12 million of transfers out of Level 1 to Level 2 related to consolidated private equity funds. These transfers were due to a direct investment in a public company valued at a discount due to restrictions on sale.

Significant Other Settlements. During the three months ended March 31, 2013, there were $32 million of distributions from equity method investees categorized in Level 3.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At March 31, 2014 and December 31, 2013, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$4,394	$4,394	$4,390	$4,390	Level 1	(1), (2)
Accounts receivable	2,868	2,868	2,247	2,247	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	191	191	161	161	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,615	1,615	1,084	1,084	Level 1	(3)
Long-term borrowings	5,936	6,286	4,939	5,284	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.

(2)

At March 31, 2014 and December 31, 2013, approximately $131 million and $64 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which

5.  Fair Value Disclosures (continued)

Fair Value Hierarchy (continued)

generally is the NAV of the fund. At March 31, 2014 and December 31, 2013, approximately $88 million and $114 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

(4)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2014 and December 2013, respectively. See Note 11, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2014

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds/funds of funds	(a	)	$192	$28	n/r	n/r

Other funds of hedge funds	(b	)	117	-	Quarterly (100%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	279	41	Monthly(58%) Quarterly(11%) n/r(31%)	15 – 90 days

Private equity funds	(d	)	101	62	n/r	n/r

Real estate funds	(e	)	120	12	Quarterly(17%) n/r(83%)	60 days

Deferred compensation plan investments	(f	)	38	7	Quarterly(19%) n/r(81%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(g	)	13	1	n/r	n/r

Total			$860	$151

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share. (continued)

December 31, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$195	$23	n/r	n/r

Other funds of hedge funds	(b	)	155	-	Monthly(13%) Quarterly(78%) n/r(9%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	276	84	Monthly(55%) Quarterly(11%) n/r(34%)	15 – 90 days

Private equity funds	(d	)	101	62	n/r	n/r

Real estate funds	(e	)	118	12	Quarterly(17%) n/r(83%)	60 days

Deferred compensation plan investments	(f	)	39	7	Monthly(8%) Quarterly(18%) n/r(74%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(g	)	14	1	n/r	n/r

Total			$898	$189

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven years at both March 31, 2014 and December 31, 2013. The total remaining unfunded commitments to other third-party funds were $28 million and $23 million at March 31, 2014 and December 31, 2013, respectively. The Company was contractually obligated to fund $37 million and $30 million at March 31, 2014 and December 31, 2013, respectively, to the consolidated funds.

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

(c)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately three years at both March 31, 2014 and December 31, 2013.

(d)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been

5.  Fair Value Disclosures (continued)

Investments in Certain Entities that Calculate Net Asset Value Per Share. (continued)

estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years and five years at March 31, 2014 and December 31, 2013, respectively.

(e)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both March 31, 2014 and December 31, 2013.

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

(g)

This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately two years at both March 31, 2014 and December 31, 2013. Total remaining unfunded commitments to other third-party funds were not material at both March 31, 2014 and December 31, 2013, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

Fair Value Option.

The following table summarizes information at March 31, 2014 and December 31, 2013 related to those assets and liabilities for which the fair value option was elected:

(in millions)	March 31, 2014	December 31, 2013
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,055	$2,181
Fair value	2,038	2,176

Aggregate unpaid principal balance in excess of (less than) fair value	$17	$5

Unpaid principal balance of loans more than 90 days past due	$14	$14
Aggregate fair value of loans more than 90 days past due	-	9

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$14	$5

CLO Borrowings:
Aggregate principal amounts outstanding	$2,336	$2,455
Fair value	$2,244	$2,369

At March 31, 2014, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2025.

5.  Fair Value Disclosures (continued)

Fair Value Option. (continued)

During the three months ended March 31, 2014 and 2013, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $27 million and a $72 million gain, respectively, which were offset by a $22 million and a $41 million loss, respectively, from the change in fair value of the CLO borrowings.

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

6.  Variable Interest Entities (continued)

Consolidated VIEs.    Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de facto related-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At March 31, 2014 and December 31, 2013, the following balances related to VIEs were consolidated on the condensed consolidated statements of financial condition:

(in millions)	March 31, 2014	December 31, 2013
Assets of consolidated VIEs:
Cash and cash equivalents	$191	$161
Bank loans	2,038	2,176
Bonds	82	106
Other investments and other assets	63	43

Total bank loans, bonds, other investments and other assets	2,183	2,325
Liabilities of consolidated VIEs:
Borrowings	(2,244)	(2,369)
Other liabilities	(106)	(74)
Appropriated retained earnings	(6)	(22)
Noncontrolling interests of consolidated VIEs	(18)	(21)

Total BlackRock net interests in consolidated VIEs	$-	$-

For the three months ended March 31, 2014 and 2013, the Company recorded nonoperating expense of $16 million and nonoperating income of $27 million, respectively, offset by a $16 million net loss attributable to nonredeemable noncontrolling interests and a $27 million net gain attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

At March 31, 2014 and December 31, 2013, the weighted-average maturity of the bank loans and bonds were approximately 4.6 and 4.7 years, respectively.

6.  Variable Interest Entities (continued)

Non-Consolidated VIEs.    At March 31, 2014 and December 31, 2013, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, were as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At March 31, 2014	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$-	$1	($4)	$18
Other sponsored investment funds:
Collective trusts	-	185	-	185
Other	38	183	(4)	221

Total	$38	$369	($8)	$424

At December 31, 2013
CDOs/CLOs	$-	$1	($4)	$18
Other sponsored investment funds:
Collective trusts	-	184	-	184
Other	37	137	(6)	174

Total	$37	$322	($10)	$376

(1)

At both March 31, 2014 and December 31, 2013, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	March 31, 2014	December 31, 2013
Assets at fair value	$1	$1
Liabilities(1)	2	2

Net assets	($1)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

The net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.7 trillion to $1.8 trillion at March 31, 2014 and $1.6 trillion to $1.7 trillion at December 31, 2013. Net assets included $1.5 trillion of collective trusts at March 31, 2014 and $1.4 trillion of collective trusts at December 31, 2013. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $153 million and $121 million, respectively. At December 31, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $117 million and $71 million, respectively.

The Company has entered into a credit default swap, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement.

The fair values of the outstanding total return swaps, interest rate swaps and the credit default swap were not material to the condensed consolidated statements of financial condition at both March 31, 2014 and December 31, 2013.

The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange movements. At March 31, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $195 million. The fair value of the forward foreign currency exchange contracts at March 31, 2014 was not material to the condensed consolidated statements of financial condition. At December 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $792 million and a fair value of approximately $26 million.

Gains (losses) on the total return swaps, interest rate swaps, credit default swap and the forward foreign currency exchange contracts were not material to the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at March 31, 2014 and December 31, 2013 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2014 and 2013.

8.  Goodwill

Goodwill activity during the three months ended March 31, 2014 was as follows:

(in millions)
December 31, 2013	$12,980
Goodwill adjustment related to Quellos(1)	(5)

March 31, 2014	$12,975

(1)

The decrease in goodwill during the three months ended March 31, 2014 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $285 million and $293 million at March 31, 2014 and December 31, 2013, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2013	$16,991	$510	$17,501
Amortization expense	-	(41)	(41)
Other	(1)	-	(1)

March 31, 2014	$16,990	$469	$17,459

10.  Other Assets

The Company accounts for its interest in PennyMac as an equity method investment and includes the investment in other assets on the condensed consolidated statements of financial condition.

The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $135 million and $259 million, respectively, at March 31, 2014 and approximately $127 million and $273 million, respectively, at December 31, 2013. The fair value of the Company’s interest reflected the PennyMac stock price at March 31, 2014 and December 31, 2013, respectively (a Level 1 input).

See Note 11, Other Assets, in the 2013 Form 10-K for more information.

11.  Borrowings

Short-Term Borrowings

2014 Revolving Credit Facility.    In March 2014, the Company’s credit facility was amended to extend the maturity date by one year to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2014. At March 31, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2014 credit facility. At March 31, 2014 and December 31, 2013, BlackRock had no CP Notes outstanding.

11.  Borrowings (continued)

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of March 2014 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

3.50% Notes due 2014	$1,000	$-	$1,000	$1,021
1.375% Notes due 2015	750	-	750	759
6.25% Notes due 2017	700	(2)	698	812
5.00% Notes due 2019	1,000	(2)	998	1,131
4.25% Notes due 2021	750	(3)	747	815
3.375% Notes due 2022	750	(4)	746	760
3.50% Notes due 2024	1,000	(3)	997	988

Total Long-term Borrowings	$5,950	($14)	$5,936	$6,286

Long-term borrowings at December 31, 2013 had a carrying value of $4.939 billion and a fair value of $5,284 billion determined using market prices at the end of December 2013.

2024 Notes.    In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes are intended to be used for general corporate purposes, including refinancing of outstanding indebtedness. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2024 Notes were issued at a discount of $3 million that is being amortized over the term of the notes. The Company incurred approximately $6 million of debt issuance costs, which are being amortized over the term of the 2024 Notes.

See Note 12, Borrowings, in the 2013 Form 10-K for more information regarding the Company’s borrowings.

12.  Commitments and Contingencies

Investment Commitments.    At March 31, 2014, the Company had $170 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $170 million, the Company had approximately $39 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

12.  Commitments and Contingencies (continued)

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the acquisition date. The fair value of the contingent payments at March 31, 2014 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $129.5 billion. The Company held as agent, cash and securities totaling $136.1 billion as collateral for indemnified securities on loan at March 31, 2014. The fair value of these indemnifications was not material at March 31, 2014.

13.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2014 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2013	4,612,813	$207.94
Granted	1,344,821	$318.31
Converted	(2,440,596)	$205.08
Forfeited	(20,504)	$232.80

March 31, 2014(1)	3,496,534	$252.42

(1)	At March 31, 2014, approximately 3.3 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2014, the Company granted 1,022,295 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 287,963 RSUs to employees that cliff vest 100% on January 31, 2017.

At March 31, 2014, the intrinsic value of outstanding RSUs was $1.1 billion reflecting a stock price of $314.48 at March 31, 2014.

At March 31, 2014, total unrecognized stock-based compensation expense related to unvested RSUs was $561 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Market Performance-based RSUs.

Market performance-based RSU activity for the three months ended March 31, 2014 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2013	1,132,113	$120.80
Granted	315,961	$195.30

March 31, 2014(1)	1,448,074	$137.05

(1)	At March 31, 2014, approximately 1.4 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

In January 2014, the Company granted 315,961 market performance-based RSUs.

See Note 14, Stock-Based Compensation, in the 2013 Form 10-K for more information on market performance-based RSUs.

At March 31, 2014, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $138 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.7 years.

13.  Stock-Based Compensation (continued)

Market Performance-based RSUs. (continued)

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of March 31, 2014, 2.7 million shares had been surrendered by PNC.

At March 31, 2014, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock options outstanding at both March 31, 2014 and December 31, 2013 were 931,758 with a weighted average exercise price of $167.76. At March 31, 2014, all options were vested. The remaining average life of stock options outstanding at March 31, 2014 is approximately three years.

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

Capital Requirements.    At March 31, 2014, the Company was required to maintain approximately $1.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

15.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for the three months ended March 31, 2014 and 2013:

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
December 31, 2013	$7	$6	($48)	($35)
Other comprehensive income (loss) before reclassifications(2)	-	-	8	8
Amount reclassified from AOCI(3)	(8)	-	-	(8)

Net other comprehensive income (loss) for the three months ended March 31, 2014	(8)	-	8	-

March 31, 2014	($1)	$6	($40)	($35)

(in millions)	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
December 31, 2012	$16	($4)	($71)	($59)
Other comprehensive income (loss) before reclassifications(2)	4	-	(108)	(104)
Amount reclassified from AOCI(3)	(3)	-	-	(3)

Net other comprehensive income (loss) for the three months ended March 31, 2013	1	-	(108)	(107)

March 31, 2013	$17	($4)	($179)	($166)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three months ended March 31, 2014 and 2013.
(3)

The tax benefit (expense) was not material for the three months ended March 31, 2014 and 2013. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

16.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2014	December 31, 2013
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,311,887	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

Share Repurchase Approvals.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 0.8 million common shares in open market-transactions under the share repurchase program for approximately $250 million during the three months ended March 31, 2014. At March 31, 2014, there were 5.7 million shares still authorized to be repurchased.

17.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2014 and 2013 under the treasury stock method:

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Net income attributable to BlackRock	$756	$632
Basic weighted-average shares outstanding	169,081,421	171,301,800
Dilutive effect of:
Nonparticipating RSUs and stock options	2,852,382	3,259,332

Total diluted weighted-average shares outstanding	171,933,803	174,561,132

Basic earnings per share	$4.47	$3.69
Diluted earnings per share	$4.40	$3.62

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions® and advisory revenue, distribution fees and other revenue for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
(in millions)	2014	2013
Equity	$1,277	$1,161
Fixed income	503	486
Multi-asset	289	255
Alternatives	306	249
Cash management	74	86

Total investment advisory, administration fees, securities lending revenue and performance fees	2,449	2,237
BlackRock Solutions and advisory	154	126
Distribution fees	19	17
Other revenue	48	69

Total revenue	$2,670	$2,449

The following table illustrates total revenue for the three months ended March 31, 2014 and 2013, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended March 31,
Revenue	2014	2013
Americas	$1,782	$1,663
Europe	757	648
Asia-Pacific	131	138

Total revenue	$2,670	$2,449

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2014 and December 31, 2013 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31, 2014	December 31, 2013
Long-lived Assets
Americas	$13,185	$13,204
Europe	211	214
Asia-Pacific	87	87

Total long-lived assets	$13,483	$13,505

18.  Segment Information (continued)

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific is comprised of Japan, Australia, Singapore, Hong Kong, Taiwan, Korea, India, Malaysia and China.

19.  Subsequent Events

The Company conducted a review for subsequent events and determined that no subsequent events had occurred that would require accrual or disclosure.

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

OVERVIEW

BlackRock, Inc. (“BlackRock” or the “Company”) is the world’s largest publicly traded investment management firm. BlackRock has portfolio managers located around the world, primarily including the United States, the United Kingdom, Japan, Hong Kong, Singapore, Australia and Germany. At March 31, 2014, the Company managed $4.401 trillion of assets under management (“AUM”) on behalf of institutional and individual investors worldwide. The Company provides a wide range of capabilities, including passively and actively managed strategies across various equity, fixed income, multi-asset, alternative investment and cash management products. BlackRock offers clients diversified access to global markets through separate accounts, collective investment trusts, open-end and closed-end mutual funds, exchange-traded products, hedge funds and funds of funds. BlackRock also provides global advisory services for private investment funds and retail products. The Company’s non-U.S. investment funds are based in a number of domiciles and cover a range of asset classes, including equities, fixed income, cash management and alternatives. In addition, BlackRock Solutions® provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

In the United States, retail offerings include various open-end and closed-end funds, including iShares®, the global product leader in exchange-traded products for institutional and retail, including high net worth, investors. The BlackRock Global Funds, the Company’s primary retail fund group offered outside the United States, are authorized for distribution in 35 jurisdictions worldwide. Additional fund offerings include structured products, real estate funds, hedge funds, hedge funds of funds, private equity funds and funds of funds, and managed futures funds. These products are sold to both U.S. and non-U.S., retail and institutional investors in a wide variety of active and passive strategies covering equity, fixed income and alternative assets.

BlackRock’s client base consists of financial institutions and other corporate clients, pension plans, charities, official institutions, such as central banks, sovereign wealth funds, supranational authorities and other government entities and retail investors around the world. BlackRock maintains a significant sales and marketing presence both inside and outside the United States that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships, including the distribution of BlackRock products and services through Merrill Lynch under a global distribution agreement, which was automatically renewed for an additional three-year term after the initial term expired on January 1, 2014. The term of the agreement may renew for such annual or other periods as the parties may agree.

At March 31, 2014, PNC held 20.8% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

EXECUTIVE SUMMARY

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
GAAP basis:
Total revenue	$2,670	$2,449
Total expenses	1,619	1,540

Operating income	$1,051	$909
Operating margin	39.4%	37.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	29	7
Income tax expense	(324)	(284)

Net income attributable to BlackRock	$756	$632

Diluted earnings per common share	$4.40	$3.62
Effective tax rate	30.0%	31.0%

As adjusted(2):
Total revenue	$2,670	$2,449
Total expenses	1,608	1,528

Operating income	$1,062	$921
Operating margin	41.4%	40.0%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	26	3
Income tax expense	(326)	(287)

Net income attributable to BlackRock	$762	$637

Diluted earnings per common share	$4.43	$3.65
Effective tax rate	30.0%	31.0%

Other:
Assets under management (end of period)	$4,400,925	$3,936,409
Diluted weighted-average common shares outstanding(3)	171,933,803	174,561,132
Shares outstanding (end of period)	169,138,109	171,102,532
Book value per share(4)	$156.51	$147.81
Cash dividends declared and paid per share	$1.93	$1.68

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at March 31, 2014 and 2013, respectively.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

GAAP.    Operating income of $1,051 million and operating margin of 39.4% increased $142 million and 230 bps, respectively, from the first quarter of 2013. Operating income reflected continued growth in base fees, strong performance fees and higher BlackRock Solutions and advisory revenue, partially offset by higher revenue-related expenses, including employee compensation and benefits, and direct fund expenses. The increase in these expenses was partially offset by lower general and administration expense. The first quarter of 2013 results also included $18 million of launch costs for the $700 million Multi-Sector Income Trust closed-end fund launched in February 2013. Nonoperating income (expense), less net income (loss) attributable to NCI increased $22 million, including the positive impact of the monetization of a non-strategic, opportunistic private equity investment in the first quarter of 2014. Earnings per diluted common share rose $0.78, or 22%, compared with the first quarter of 2013 due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $1,062 million and operating margin of 41.4% increased $141 million and 140 bps, respectively, from the first quarter of 2013. Earnings per diluted common share rose $0.78, or 21%, from the first quarter of 2013.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expenses, nonoperating results and income tax expense, see Discussion of Financial Results herein.

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

Operating income, as adjusted, equals operating income, GAAP basis, excluding certain items management deems nonrecurring, recurring infrequently or transactions that ultimately will not impact BlackRock’s book value. Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

	Three Months Ended March 31,
(in millions)	2014	2013
Operating income, GAAP basis	$1,051	$909
Non-GAAP expense adjustments:
PNC LTIP funding obligation	8	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	3	4

Operating income, as adjusted	1,062	921
Closed-end fund launch costs	-	16
Closed-end fund launch commissions	-	2

Operating income used for operating margin measurement	$1,062	$939

Revenue, GAAP basis	$2,670	$2,449
Non-GAAP adjustments:
Distribution and servicing costs	(89)	(91)
Amortization of deferred sales commissions	(15)	(12)

Revenue used for operating margin measurement	$2,566	$2,346

Operating margin, GAAP basis	39.4%	37.1%

Operating margin, as adjusted	41.4%	40.0%

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

•

Operating margin, as adjusted, allows the Company to compare performance from period to period by adjusting for items that may not recur, recur infrequently or may have an economic offset in nonoperating income (expense). The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenues and expenses.

(1) (continued)

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, equals nonoperating income (expense), GAAP basis, less net income (loss) attributable to NCI, adjusted for compensation expense associated with (appreciation) depreciation on investments related to certain BlackRock deferred compensation plans. The compensation expense offset is recorded in operating income. This compensation expense has been included in nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, to offset returns on investments set aside for these plans, which are reported in nonoperating income (expense), GAAP basis.

	Three Months Ended March 31,
(in millions)	2014	2013
Nonoperating income (expense), GAAP basis	$17	$41
Less: Net income (loss) attributable to NCI	(12)	34

Nonoperating income (expense), net of NCI	29	7
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	(4)

Nonoperating income (expense), net of NCI, as adjusted	$26	$3

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

(3) Net income attributable to BlackRock, as adjusted:

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

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Net income attributable to BlackRock, GAAP basis	$756	$632
Non-GAAP adjustment, net of tax:(4)
PNC LTIP funding obligation	6	5

Net income attributable to BlackRock, as adjusted	$762	$637

Diluted weighted-average common shares outstanding(5)	171.9	174.6
Diluted earnings per common share, GAAP basis(5)	$4.40	$3.62
Diluted earnings per common share, as adjusted(5)	$4.43	$3.65

See note (1) Operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation.

(4) For each period presented, the non-GAAP adjustment related to the PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustment.

(5) Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Subscriptions (Redemptions) by Client Type

	AUM			Net Subscriptions (Redemptions)
(in millions)	March 31, 2014	December 31, 2013	March 31, 2013	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014
Retail	$508,717	$487,777	$421,141	$14,002	$44,012
iShares	930,380	914,372	802,776	7,759	46,134
Institutional:
Active	939,654	932,410	878,741	(12,611)	(3,241)
Index	1,726,855	1,677,650	1,526,597	17,577	17,490

Total institutional	2,666,509	2,610,060	2,405,338	4,966	14,249

Total long-term	4,105,606	4,012,209	3,629,255	26,727	104,395

Cash management	263,533	275,554	261,329	(12,432)	(2,541)
Advisory(1)	31,786	36,325	45,825	(3,773)	(12,105)

Total	$4,400,925	$4,324,088	$3,936,409	$10,522	$89,749

AUM and Net Subscriptions (Redemptions) by Product Type

	AUM			Net Subscriptions (Redemptions)
(in millions)	March 31, 2014	December 31, 2013	March 31, 2013	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014
Equity	$2,347,934	$2,317,695	$1,992,595	$3,824	$39,410
Fixed income	1,289,014	1,242,186	1,245,533	15,642	29,729
Multi-asset	353,231	341,214	283,566	4,989	38,258
Alternatives
Core	87,865	85,026	69,943	1,934	3,127
Currency and commodities(2)	27,562	26,088	37,618	338	(6,129)

Subtotal	115,427	111,114	107,561	2,272	(3,002)

Total long-term	4,105,606	4,012,209	3,629,255	26,727	104,395

Cash management	263,533	275,554	261,329	(12,432)	(2,541)
Advisory(1)	31,786	36,325	45,825	(3,773)	(12,105)

Total	$4,400,925	$4,324,088	$3,936,409	$10,522	$89,749

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended March 31, 2014

The following table presents the component changes in AUM by client type and product for the quarter ended March 31, 2014.

(in millions)	December 31, 2013	Net subscriptions (redemptions)	Market change	FX impact(1)	March 31, 2014	Average AUM(2)
Retail:
Equity	$203,035	$2,183	$2,715	$305	$208,238	$204,108
Fixed income	151,475	6,058	2,854	61	160,448	156,082
Multi-asset	117,054	3,636	765	93	121,548	118,893
Alternatives	16,213	2,125	131	14	18,483	17,278

Retail subtotal	487,777	14,002	6,465	473	508,717	496,361
iShares:
Equity	718,135	934	5,774	(870)	723,973	711,373
Fixed income	178,835	6,624	2,860	(297)	188,022	185,214
Multi-asset	1,310	110	23	(6)	1,437	1,374
Alternatives	16,092	91	777	(12)	16,948	16,692

iShares subtotal	914,372	7,759	9,434	(1,185)	930,380	914,653
Institutional:
Active:
Equity	138,726	(8,032)	1,508	172	132,374	135,369
Fixed income	505,109	(7,023)	10,768	838	509,692	508,127
Multi-asset	215,276	2,850	5,660	79	223,865	220,506
Alternatives	73,299	(406)	676	154	73,723	73,550

Active subtotal	932,410	(12,611)	18,612	1,243	939,654	937,552
Index:
Equity	1,257,799	8,739	14,818	1,993	1,283,349	1,257,400
Fixed income	406,767	9,983	12,646	1,456	430,852	417,821
Multi-asset	7,574	(1,607)	346	68	6,381	6,662
Alternatives	5,510	462	278	23	6,273	5,972

Index subtotal	1,677,650	17,577	28,088	3,540	1,726,855	1,687,855

Institutional subtotal	2,610,060	4,966	46,700	4,783	2,666,509	2,625,407

Long-term	4,012,209	26,727	62,599	4,071	4,105,606	$4,036,421

Cash management	275,554	(12,432)	126	285	263,533
Advisory(3)	36,325	(3,773)	235	(1,001)	31,786

Total	$4,324,088	$10,522	$62,960	$3,355	$4,400,925

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the three months ended March 31, 2014.

(in millions)	December 31, 2013	Net subscriptions (redemptions)	Market change	FX impact(1)	March 31, 2014	Average AUM(2)
Equity:
Active	$317,262	$(6,916)	$4,117	$387	$314,850	$314,522
iShares	718,135	934	5,774	(870)	723,973	711,373
Fixed income:
Active	652,209	(1,458)	13,530	870	665,151	659,491
iShares	178,835	6,624	2,860	(297)	188,022	185,214
Multi-asset	341,214	4,989	6,794	234	353,231	347,435
Alternatives:
Core	85,026	1,934	807	98	87,865	86,402
Currency and commodities(3)	26,088	338	1,055	81	27,562	27,090

Subtotal	2,318,769	6,445	34,937	503	2,360,654	2,331,527
Non-ETF Index:
Equity	1,282,298	9,806	14,924	2,083	1,309,111	1,282,355
Fixed income	411,142	10,476	12,738	1,485	435,841	422,539

Subtotal Non-ETF Index	1,693,440	20,282	27,662	3,568	1,744,952	1,704,894

Long-term	4,012,209	26,727	62,599	4,071	4,105,606	$4,036,421

Cash management	275,554	(12,432)	126	285	263,533
Advisory(4)	36,325	(3,773)	235	(1,001)	31,786

Total	$4,324,088	$10,522	$62,960	$3,355	$4,400,925

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $76.8 billion, or 2%, to $4.401 trillion at March 31, 2014 from $4.324 trillion at December 31, 2013, driven largely by net market appreciation and positive net inflows.

Net market appreciation of $63.0 billion reflected $29.1 billion appreciation in fixed income products across the majority of strategies and growth in equity markets, which contributed $24.8 billion.

AUM increased $3.4 billion from foreign exchange movements primarily resulting from the weakening of the U.S. dollar, largely against the pound sterling and Japanese yen, partially offset by the strengthening of the U.S. dollar against the Canadian dollar.

Net Subscriptions (Redemptions).    Net subscriptions of $10.5 billion reflected $26.7 billion of long-term net inflows across all client types, including $14.0 billion, $7.8 billion, and $4.9 billion from retail, iShares and institutional clients, respectively. Net subscriptions in long-term products of $26.7 billion reflected the following:

Net Subscriptions

•	Non-ETF index fixed income net inflows of $10.5 billion, including strong liability driven investment activity;
•	Non-ETF index equity net inflows of $9.8 billion, reflecting flows into developed market mandates;

•

iShares net inflows of $7.8 billion, including U.S and European iShares net inflows of $3.2 billion and $4.8 billion, respectively. Strong demand for local currency and U.S. targeted duration mandates drove fixed income net inflows of $6.6 billion;

•

Multi-asset net inflows of $5.0 billion driven by $3.6 billion into retail strategies, concentrated in the flagship Global Allocation and Multi-Asset Income funds, and continued institutional demand for the LifePath® target-date suite; and

•	Alternatives net inflows of $2.3 billion, with the Global Long/Short Credit and Global Long/Short Equity funds each gathering more than $0.7 billion in net assets.

Net Redemptions

•

Active equity net outflows of $6.9 billion were driven by scientific active equity outflows of $4.2 billion, which were primarily due to a redemption from a single client, while fundamental equity outflows of $2.7 billion were focused in the United States and driven by a large subadvisory client due to historical performance.

Cash Management Net Redemptions. Cash management net outflows of $12.4 billion were primarily comprised of net outflows from Americas institutional and retail clients out of prime strategies, partially offset by net inflows from EMEA institutional clients in offshore funds.

Advisory Net Redemptions. Advisory net outflows of $3.8 billion were driven by portfolio liquidations. The execution of these liquidations contributed to BlackRock Solutions and advisory revenue in the current quarter.

Component Changes in AUM for the Twelve Months Ended March 31, 2014

The following table presents the component changes in AUM by client type and product for the twelve months ended March 31, 2014.

(in millions)	March 31, 2013	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	March 31, 2014	Average AUM(4)
Retail:
Equity	$169,402	$6,434	$13,066	$-	$16,430	$2,906	$208,238	$182,265
Fixed income	143,711	14,819	3,897	-	(2,592)	613	160,448	147,871
Multi-asset	97,373	15,569	2,663	-	5,790	153	121,548	108,386
Alternatives	10,655	7,190	-	136	218	284	18,483	14,366

Retail subtotal	421,141	44,012	19,626	136	19,846	3,956	508,717	452,888
iShares:
Equity	588,694	48,773	-	13,021	71,236	2,249	723,973	653,926
Fixed income	189,501	189	-	1,294	(4,655)	1,693	188,022	185,498
Multi-asset	1,035	336	-	-	79	(13)	1,437	1,218
Alternatives	23,546	(3,164)	-	1,645	(5,125)	46	16,948	18,327

iShares subtotal	802,776	46,134	-	15,960	61,535	3,975	930,380	858,969
Institutional:
Active:
Equity	130,138	(18,893)	-	-	19,130	1,999	132,374	132,312
Fixed income	505,391	(2,808)	-	-	2,846	4,263	509,692	503,606
Multi-asset	175,524	25,973	3,335	-	13,229	5,804	223,865	196,969
Alternatives	67,688	(7,513)	-	10,836	2,626	86	73,723	69,168

Active subtotal	878,741	(3,241)	3,335	10,836	37,831	12,152	939,654	902,055
Index:
Equity	1,104,361	3,096	(18,238)	-	184,591	9,539	1,283,349	1,191,932
Fixed income	406,930	17,529	(4,723)	-	(2,651)	13,767	430,852	408,955
Multi-asset	9,634	(3,620)	-	-	375	(8)	6,381	8,173
Alternatives	5,672	485	-	-	(145)	261	6,273	5,656

Index subtotal	1,526,597	17,490	(22,961)	-	182,170	23,559	1,726,855	1,614,716

Institutional subtotal	2,405,338	14,249	(19,626)	10,836	220,001	35,711	2,666,509	2,516,771

Long-term	3,629,255	104,395	-	26,932	301,382	43,642	4,105,606	$3,828,628

Cash management	261,329	(2,541)	-	-	419	4,326	263,533
Advisory(5)	45,825	(12,105)	-	-	(241)	(1,693)	31,786

Total	$3,936,409	$89,749	$-	$26,932	$301,560	$46,275	$4,400,925

(1)	Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail and $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.
(2)

Amounts represent $16.0 billion of AUM acquired in the Credit Suisse’s ETF franchise acquisition in July 2013 (the “Credit Suisse ETF Transaction”) and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the twelve months ended March 31, 2014.

(in millions)	March 31, 2013	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market Change	FX impact(3)	March 31, 2014	Average AUM(4)

Equity:
Active	$291,759	$(15,418)	$-	$-	$33,913	$4,596	$314,850	$301,043
iShares	588,694	48,773	-	13,021	71,236	2,249	723,973	653,926
Fixed income:
Active	648,865	11,364	-	-	164	4,758	665,151	649,856
iShares	189,501	189	-	1,294	(4,655)	1,693	188,022	185,498
Multi-asset	283,566	38,258	5,998	-	19,473	5,936	353,231	314,746
Alternatives:
Core	69,943	3,127	-	10,972	3,020	803	87,865	77,901
Currency and commodities(5)	37,618	(6,129)	-	1,645	(5,446)	(126)	27,562	29,616

Subtotal	2,109,946	80,164	5,998	26,932	117,705	19,909	2,360,654	2,212,586
Non-ETF Index:
Equity	1,112,142	6,055	(5,172)	-	186,238	9,848	1,309,111	1,205,466
Fixed income	407,167	18,176	(826)	-	(2,561)	13,885	435,841	410,576

Subtotal Non-ETF Index	1,519,309	24,231	(5,998)	-	183,677	23,733	1,744,952	1,616,042

Long-term	3,629,255	104,395	-	26,932	301,382	43,642	4,105,606	$3,828,628

Cash management	261,329	(2,541)	-	-	419	4,326	263,533
Advisory(6)	45,825	(12,105)	-	-	(241)	(1,693)	31,786

Total	$3,936,409	$89,749	$-	$26,932	$301,560	$46,275	$4,400,925

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.
(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF Transaction in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)	Amounts include commodity iShares.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $464.5 billion, or 12%, to $4.401 trillion at March 31, 2014 from $3.936 trillion at March 31, 2013, largely driven by market gains, positive net inflows, an increase in AUM from foreign exchange movements and acquired AUM related to the MGPA acquisition and the Credit Suisse ETF Transaction.

Net market appreciation of $301.6 billion included $291.4 billion from equity products, primarily due to higher U.S. and global equity markets, and $19.5 billion from multi-asset products, concentrated in target-date strategies and asset allocation strategies.

AUM increased $46.3 billion from foreign exchange movements resulting from the weakening of the U.S. dollar, primarily against the pound sterling and euro, partially offset by the strengthening of the U.S. dollar against the Japanese yen and Canadian dollar.

Net Subscriptions (Redemptions).    Net subscriptions of $89.7 billion reflected $104.4 billion of long-term net inflows across all client types, including $46.1 billion, $44.0 billion and $14.3 billion from iShares, retail and institutional clients, respectively. Net subscriptions in long-term products of $104.4 billion reflected the following:

Net Subscriptions

•	Equity iShares net inflows of $48.8 billion, concentrated in U.S. and global equity offerings;
•	Multi-asset products net inflows of $38.3 billion, reflecting strong demand for target-date funds, including LifePath portfolios;
•	Non-ETF index fixed income products net inflows of $18.2 billion concentrated in U.S. targeted duration and local currency strategies, partially offset by outflows from U.S. core strategies;
•	Active fixed income net inflows of $11.4 billion concentrated in U.S. sector products and local currency strategies, partially offset by outflows from U.S. targeted duration strategies;
•	Non-ETF index equity products net inflows of $6.1 billion primarily into global strategies, partially offset by outflows from U.S. and regional and country specific strategies; and
•	Alternatives core net inflows of $3.1 billion primarily into retail hedge funds.

Net Redemptions

•	Active equity net outflows of $15.4 billion with $7.7 billion each from fundamental and scientific active equity products; and
•	Alternatives currency and commodities net outflows of $6.1 billion concentrated in low fee active currency mandates and iShares commodities.

Cash Management Net Redemptions. Cash management net outflows of $2.5 billion were comprised of net outflows from Americas institutional and retail clients primarily out of prime strategies, partially offset by net inflows from European institutional clients concentrated in offshore funds and Americas institutional clients into government strategies.

Advisory Net Redemptions. Advisory net outflows of $12.1 billion were driven by portfolio liquidations.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2014 and 2013 are discussed below. For a further description of the Company’s revenues and expenses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Revenue

	Three Months Ended March 31,
(in millions)	2014	2013
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$463	$433
iShares	634	571
Fixed income:
Active	324	312
iShares	113	116
Multi-asset	286	248
Alternatives:
Core	159	136
Currency and commodities	22	30

Subtotal	2,001	1,846
Non-ETF Index:
Equity	158	140
Fixed income	58	57

Subtotal Non-ETF Index	216	197

Long-term	2,217	2,043
Cash management	74	86

Total base fees	2,291	2,129
Investment advisory performance fees:
Equity	22	17
Fixed income	8	1
Multi-asset	3	7
Alternatives	125	83

Total	158	108
BlackRock Solutions and advisory	154	126
Distribution fees	19	17
Other revenue	48	69

Total revenue	$2,670	$2,449

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Equity:
Active	20%	20%	7%	8%
iShares	28%	27%	17%	15%
Fixed income:
Active	14%	15%	15%	16%
iShares	5%	5%	4%	5%
Multi-asset	12%	12%	8%	7%
Alternatives:
Core	7%	6%	2%	2%
Currency and commodities	1%	1%	1%	1%

Subtotal	87%	86%	54%	54%
Non-ETF Index:
Equity	7%	7%	30%	28%
Fixed income	3%	3%	10%	11%

Subtotal Non-ETF Index:	10%	10%	40%	39%

Long-term	97%	96%	94%	93%

Cash management	3%	4%	6%	7%

Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues increased $221 million, or 9%, from the first quarter of 2013, reflecting growth in markets, long-term net inflows and strength in performance fees and BlackRock Solutions and advisory revenue, partially offset by lower other revenue.

Investment advisory, administration fees and securities lending revenue of $2,291 million for the current quarter increased $162 million from $2,129 million in the first quarter of 2013 due to growth in long-term average AUM. Securities lending fees of $105 million in the current quarter decreased $7 million from the first quarter of 2013, primarily related to lower spreads, partially offset by an increase in average balances of securities on loan.

Investment advisory performance fees were $158 million in the current quarter compared with $108 million in the first quarter of 2013. The current quarter primarily reflected a large fee associated with the planned final liquidation of the closed-end mortgage fund that was partially liquidated in the fourth quarter of 2013.

BlackRock Solutions and advisory revenue in the current quarter totaled $154 million compared with $126 million in the first quarter of 2013. The current quarter reflected higher revenue from advisory assignments and higher revenue from Aladdin® mandates. BlackRock Solutions and advisory revenue included $109 million in Aladdin business revenues in the current quarter compared with $99 million in the first quarter of 2013.

Other revenue decreased $21 million from the first quarter of 2013 due to lower transition management service fees and lower earnings from certain strategic investments.

Expenses

	Three Months Ended March 31,
(in millions)	2014	2013(1)
Expenses, GAAP:
Employee compensation and benefits	$982	$905
Distribution and servicing costs	89	91
Amortization of deferred sales commissions	15	12
Direct fund expenses	179	161
General and administration:
Marketing and promotional	89	89
Occupancy and office related	62	65
Portfolio services	50	50
Technology	41	38
Professional services	25	28
Communications	10	9
Closed-end fund launch costs	-	16
Other general and administration	36	36

Total general and administration expenses	313	331
Amortization of intangible assets	41	40

Total expenses, GAAP	$1,619	$1,540

Less non-GAAP expense adjustments(2):
Employee compensation and benefits:
PNC LTIP funding obligation	8	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	3	4

Total non-GAAP expense adjustments	11	12
Expenses, as adjusted:
Employee compensation and benefits	971	893
Distribution and servicing costs	89	91
Amortization of deferred sales commissions	15	12
Direct fund expenses	179	161
General and administration	313	331
Amortization of intangible assets	41	40

Total expenses, as adjusted	$1,608	$1,528

(1)	Certain prior period information has been reclassified to conform to current period presentation.
(2)	See Non-GAAP Financial Measures for further information on as adjusted items.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

GAAP.  Expenses increased $79 million, or 5%, from the first quarter of 2013, primarily reflecting higher revenue-related expenses, partially offset by lower general and administration expenses.

Employee compensation and benefits expense increased $77 million, or 9%, to $982 million in the current quarter from $905 million in the first quarter of 2013, reflecting higher headcount and higher incentive compensation driven by higher operating income. Employees at March 31, 2014 totaled approximately 11,500 compared with approximately 10,600 at March 31, 2013.

Distribution and servicing costs totaled $89 million in the current quarter compared with $91 million in the first quarter of 2013. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the first quarter of 2014 and 2013 included $46 million and $47 million, respectively, of costs attributable to Bank of America/Merrill Lynch.

Direct fund expenses increased $18 million from the first quarter of 2013, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expenses of the funds.

General and administration expenses decreased $18 million from the first quarter of 2013, primarily related to the impact of closed-end fund launch costs of $16 million (excluding $2 million included in employee compensation and benefits expense) in the first quarter of 2013, a one-time benefit from the reversal of a real estate-related retirement obligation which is no longer required to be funded and lower various other expenses, partially offset by the impact of foreign currency exchange movements.

As Adjusted.  Expenses, as adjusted, increased $80 million, or 5%, to $1,608 million in the current quarter from $1,528 million in the first quarter of 2013. The increase in total expenses, as adjusted, is primarily attributable to increases in employee compensation and benefits and direct fund expenses, partially offset by a decline in general and administration expenses.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the quarters ended March 31, 2014 and 2013 was as follows:

	Three Month Ended March 31,
(in millions)	2014	2013
Nonoperating income (expense), GAAP basis	$17	$41
Less: Net income (loss) attributable to NCI(1)	(12)	34

Nonoperating income (expense)(2)	29	7
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	(4)

Nonoperating income (expense), as adjusted(2)	$26	$3

(1)	Amounts included losses of $16 million and gains of $27 million attributable to consolidated variable interest entities (“VIEs”) for the quarters ended March 31, 2014 and 2013, respectively.
(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the quarters ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Net gain (loss) on investments(1)
Private equity	$44	$19
Real estate	2	3
Distressed credit/mortgage funds/opportunistic funds	10	19
Hedge funds/funds of hedge funds	11	3
Other investments(2)	2	7

Subtotal	69	51
Investments related to deferred compensation plans	3	4

Total net gain (loss) on investments	72	55
Interest and dividend income	10	6
Interest expense	(53)	(54)

Net interest expense	(43)	(48)

Total nonoperating income (expense)(1)	29	7
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	(4)

Nonoperating income (expense), as adjusted(1)	$26	$3

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net gains on investments of $69 million in the current quarter increased $18 million from the first quarter of 2013 due to the positive impact of the monetization of a non-strategic, opportunistic private equity investment.

Net interest expense decreased $5 million from the first quarter of 2013, primarily due to higher dividend income. For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

Income Tax Expense

(in millions)	GAAP Three Months Ended March 31,		As adjusted Three Months Ended March 31,
	2014	2013	2014	2013
Income before income taxes(1)	$1,080	$916	$1,088	$924
Income tax expense	$324	$284	$326	$287
Effective tax rate	30.0%	31.0%	30.0%	31.0%

(1)	Net of net income (loss) attributable to NCI.

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

Consolidated VIEs

At March 31, 2014, BlackRock’s consolidated VIEs included multiple CLOs and one private investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

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

	March 31, 2014
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$4,394	$-	$-	$88	$4,306
Accounts receivable	2,868	-	-	-	2,868
Investments	2,092	-	-	110	1,982
Assets of consolidated VIEs	2,374	-	2,374	-	-
Separate account assets and separate account collateral held under securities lending agreements	172,859	172,859	-	-	-
Other assets(1)	1,276	-	-	19	1,257

Subtotal	185,863	172,859	2,374	217	10,413
Goodwill and intangible assets, net	30,434	-	-	-	30,434

Total assets	$216,297	$172,859	$2,374	$217	$40,847

Liabilities
Accrued compensation and benefits	$668	$-	$-	$-	$668
Accounts payable and accrued liabilities	1,615	-	-	-	1,615
Liabilities of consolidated VIEs	2,350	-	2,350	-	-
Borrowings	5,936	-	-	-	5,936
Separate account liabilities and separate account collateral liabilities under securities lending agreements	172,859	172,859	-	-	-
Deferred income tax liabilities	5,241	-	-	-	5,241
Other liabilities	927	-	-	12	915

Total liabilities	189,596	172,859	2,350	12	14,375

Equity
Total stockholders’ equity(2)	26,478	-	6	-	26,472
Noncontrolling interests	223	-	18	205	-

Total equity	26,701	-	24	205	26,472

Total liabilities and equity	$216,297	$172,859	$2,374	$217	$40,847

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes $6 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.    Cash and cash equivalents at March 31, 2014 and December 31, 2013 included $88 million and $114 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2014).

Accounts receivable at March 31, 2014 increased $621 million from December 31, 2013 due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments decreased $59 million from December 31, 2013 (for more information see Investments herein). Goodwill and intangible assets decreased $47 million from December 31, 2013, primarily due to $41 million of amortization of intangible assets. Other assets (including property, plant and equipment) increased $59 million from December 31, 2013, primarily related to an increase in current taxes receivable and other assets, partially offset by a decrease in property and equipment due to depreciation.

Liabilities.    Accrued compensation and benefits at March 31, 2014 decreased $1,079 million from December 31, 2013, primarily due to 2013 incentive compensation cash payments in the first quarter of 2014, partially offset by the effect of 2014 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2014 increased $531 million from December 31, 2013 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expenses, partially offset by a decrease in current income taxes payable. Borrowings increased $997 million from December 31, 2013 resulting from net proceeds from the $1.0 billion new issuance of long-term borrowings in March 2014.

Net deferred income tax liabilities at March 31, 2014 increased $156 million, primarily due to the effects of temporary differences associated with stock compensation. Other liabilities decreased $77 million from December 31, 2013, primarily resulting from a decrease in deferred carry interest and other operating liabilities.

Investments

Investments totaled $2,092 million at March 31, 2014 and $2,151 million at December 31, 2013. Investments include consolidated investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	March 31, 2014	December 31, 2013
Total investments, GAAP	$2,092	$2,151
Investments held by consolidated sponsored investment funds(1)	(873)	(826)
Net exposure to consolidated investment funds	763	732

Total investments, as adjusted	1,982	2,057
Federal Reserve Bank stock	(90)	(90)
Carried interest	(117)	(103)
Deferred compensation investments	(99)	(97)
Hedged investments	(274)	(184)

Total “economic” investment exposure	$1,402	$1,583

(1)

At March 31, 2014 and December 31, 2013, approximately $873 million and $826 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, were consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
Private equity	$292	$328
Real estate	127	125
Distressed credit/mortgage funds/opportunistic funds	142	148
Hedge funds/funds of hedge funds	327	348
Other investments(1)	514	634

Total “economic” investment exposure	$1,402	$1,583

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2014 was as follows:

(in millions)
Investments, as adjusted, December 31, 2013	$2,057
Purchases/capital contributions	229
Sales/maturities	(339)
Distributions	(44)
Market valuations/earnings from equity method investments	65
Carried interest capital allocations	14

Investments, as adjusted, March 31, 2014	$1,982

The following table represents investments, as adjusted at March 31, 2014:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at March 31, 2014
Total investments, as adjusted(2)	$567	$583	$513	$319	$1,982

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs		Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2013	$4,390	$114		$-	$4,276
Cash flows from operating activities	(206)	1		123	(330)
Cash flows from investing activities	133	(55)		-	188
Cash flows from financing activities	64	28		(123)	159
Effect of exchange rate changes on cash and cash equivalents	13	-		-	13

Net change in cash and cash equivalents	4	(26)		-	30

Cash and cash equivalents, March 31, 2014	$4,394	$88	$-		$4,306

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

Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2014 were $188 million and primarily reflected $319 million of net proceeds from sales and maturities of certain investments, partially offset by $124 million of investment purchases.

Cash inflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2014 were $159 million, primarily resulting from cash inflows related to $1.0 billion of proceeds from issuance of long-term borrowings and $102 million of excess tax benefits from vested stock-based compensation awards. Cash inflows from financing activities were partially offset by $575 million of share repurchases, including $250 million in open market transactions and $325 million of employee tax withholdings related to employee stock transactions and $366 million of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2014 and December 31, 2013 were as follows:

(in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$4,394	$4,390
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(88)	(114)

Subtotal	4,306	4,276
Credit facility – undrawn	3,990	3,990

Total liquidity	$8,296	$8,266

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased $30 million during the three months ended March 31, 2014, primarily reflecting proceeds from long-term debt issuances in March 2014, partially offset by cash payments of 2013 year-end incentive awards and share repurchases of $575 million.

A significant portion of the Company’s $1,982 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approvals. In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 0.8 million common shares in open market-transactions under the share repurchase program for approximately $250 million during the three months ended March 31, 2014. At March 31, 2014, there were 5.7 million shares still authorized to be repurchased.

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

At March 31, 2014, the Company was required to maintain approximately $1.2 billion compared with $1.1 billion at December 31, 2013 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2014 Revolving Credit Facility.    In March 2014, the Company’s credit facility was amended to extend the maturity date by one year to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2014. The 2014 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At March 31, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program.In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2014 credit facility. At March 31, 2014 and December 31, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

2024 Notes. In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes are intended to be used for general corporate purposes, including refinancing of outstanding indebtedness. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2024 Notes and related indenture, that is the greater of (a) the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 15 basis points, plus in each case accrued and unpaid interest thereon to the date of redemption. The 2024 Notes were issued at a discount of $3 million that is being amortized over the term of the notes. The Company incurred approximately $6 million of debt issuance costs, which are being amortized over the term of the 2024 Notes.

At March 31, 2014, the principal amount of long-term borrowings outstanding was $5.950 billion. See Note 12, Borrowings, in the 2013 Form 10-K for more information on borrowings outstanding as of December 31, 2013. During the quarter ended March 31, 2014, the Company paid approximately $22 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2014 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2014	$1,000	$ 192	$1,192
2015	750	191	941
2016	-	186	186
2017	700	186	886
2018	-	142	142
2019	1,000	142	1,142
Thereafter	2,500	269	2,769

Total	$5,950	$1,308	$7,258

Investment Commitments.    At March 31, 2014, the Company had $170 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $170 million, the Company had approximately $39 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Carried Interest Clawback.    As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in investments, or cash to the extent that it is distributed, and as a deferred carried interest liability on its condensed consolidated statements of financial condition. Carried interest is realized and recorded as performance fees on BlackRock’s condensed consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

Contingent Payments Related to Business Acquisitions.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the acquisition date. The fair value of the contingent payments at March 31, 2014 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At March 31, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $129.5 billion. The Company held, as agent, cash and securities totaling $136.1 billion as collateral for indemnified securities on loan at March 31, 2014. The fair value of these indemnifications was not material at March 31, 2014. The Company currently expects indemnified balances to continue to increase over time.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in BlackRock’s 2013 Form 10-K and Note 2, Significant Accounting Policies, in the 2013 Form 10-K for further information.

Consolidation of Variable Interest Entities.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At March 31, 2014, the Company’s VIEs primarily consisted of the following:

CLOs.    At March 31, 2014, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At March 31, 2014, the Company had $2,356 million and $2,350 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The Company recorded appropriated retained earnings for the difference between the assets and liabilities of the CLOs recorded on the condensed consolidated statement of financial condition as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management receivables, the Company has no risk of loss with its involvement with these VIEs.

Sponsored Private Equity Funds of Funds.    At March 31, 2014, BlackRock was determined to be the PB of one investment fund of funds and was deemed to absorb the majority of the variability due to its de facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At March 31, 2014, the Company had recorded $3 million, $15 million and $18 million in cash and cash equivalents, investments and nonredeemable noncontrolling interests related to the consolidated VIE, respectively, on its condensed consolidated statement of financial condition related to this VIE. Changes in the fair value of the assets and liabilities of this VIE recorded on the condensed consolidated statement of financial condition have no impact on net income attributable to BlackRock. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $591 million of Level 3 investments, or 28% of total GAAP investments at March 31, 2014, primarily included co-investments in private equity funds of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit, opportunistic funds and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations to value these investments.

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

Performance Fees / Carried Interest.    The Company receives investment advisory performance fees or incentive allocations, including carried interest allocations, from certain actively managed investment funds and certain separately managed accounts. These performance fees are earned upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer. For the quarters ended March 31, 2014 and 2013, performance fee revenue totaled $158 million and $108 million, respectively. In addition, the Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in investments or cash to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is realized and recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable. The Company records realized carried interest as performance fees on its condensed consolidated statements of income. The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2014 and December 31, 2013, the Company had $72 million and $108 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

Accounting Developments

For accounting pronouncements that the Company adopted during the three months ended March 31, 2014, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2014, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $153 million and $121 million, respectively.

At March 31, 2014, approximately $873 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,402 million. See Management’s Discussion and Analysis-Balance Sheet Overview-Investments for further information on the Company’s investments.

Equity Market Price Risk.    At March 31, 2014, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $774 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $77.4 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2014, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $628 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $7.9 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $123 million at March 31, 2014. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $12.3 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At March 31, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $195 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2014. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There have been no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

During the three months ended March 31, 2014, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 through January 31, 2014	1,286,589	(2)	$306.33	260,000	6,275,555

February 1, 2014 through February 28, 2014	544,349	(2)	$300.10	513,500	5,762,055

March 1, 2014 through March 31, 2014	58,293	(2)	$304.17	51,200	5,710,855

Total	1,889,231		$304.46	824,700

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

Item  6.      Exhibits

Exhibit No.	Description
10.1(1)	Amendment No. 3, dated as of March 28, 2014, to BlackRock, Inc.’s Five-Year Revolving Credit Agreement, dated as of March 10, 2011, as amended by Amendment No. 1 thereto, dated as of March 30, 2012, and Amendment No. 2 thereto, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: May 9, 2014		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Amendment No. 3, dated as of March 28, 2014, to BlackRock, Inc.’s Five-Year Revolving Credit Agreement, dated as of March 10, 2011, as amended by Amendment No. 1 thereto, dated as of March 30, 2012, and Amendment No. 2 thereto, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 31, 2014