Form 10-Q
period 2014-06-30
BlackRock Inc.
filed 2014-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 165,989,503 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except share data)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 5,127	$ 4,390
Accounts receivable	4,207	2,247
Investments	2,095	2,151
Assets of consolidated variable interest entities:
Cash and cash equivalents	370	161
Bank loans, other investments and other assets	2,533	2,325
Separate account assets	161,499	155,113
Separate account collateral held under securities lending agreements	24,054	21,788
Property and equipment (net of accumulated depreciation of $671 and $611 at June 30, 2014 and December 31, 2013, respectively)	496	525
Intangible assets (net of accumulated amortization of $1,135 and $1,057 at June 30, 2014 and December 31, 2013, respectively)	17,418	17,501
Goodwill	12,971	12,980
Other assets	923	692

Total assets	$231,693	$219,873

Liabilities
Accrued compensation and benefits	$ 1,079	$ 1,747
Accounts payable and accrued liabilities	3,091	1,084
Liabilities of consolidated variable interest entities:
Borrowings	2,699	2,369
Other liabilities	153	74
Borrowings	5,936	4,939
Separate account liabilities	161,499	155,113
Separate account collateral liabilities under securities lending agreements	24,054	21,788
Deferred income tax liabilities	5,177	5,085
Other liabilities	939	1,004

Total liabilities	204,627	193,203

Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	47	54
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at June 30, 2014 and December 31, 2013;
Shares issued: 171,252,185 at June 30, 2014 and December 31, 2013;
Shares outstanding: 166,228,240 and 166,589,688 at June 30, 2014 and December 31, 2013, respectively
Preferred stock (Note 16)	-	-
Additional paid-in capital	19,181	19,473
Retained earnings	9,080	8,208
Appropriated retained earnings	33	22
Accumulated other comprehensive loss	1	(35)
Treasury stock, common, at cost (5,023,945 and 4,662,497 shares held at June 30, 2014 and December 31, 2013, respectively)	(1,416)	(1,210)

Total BlackRock, Inc. stockholders’ equity	26,881	26,460
Nonredeemable noncontrolling interests	120	135
Nonredeemable noncontrolling interests of consolidated variable interest entities	18	21

Total permanent equity	27,019	26,616

Total liabilities, temporary equity and permanent equity	$231,693	$219,873

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$1,689	$1,470	$3,300	$2,925
Other third parties	745	707	1,425	1,381

Total investment advisory, administration fees and securities lending revenue	2,434	2,177	4,725	4,306
Investment advisory performance fees	115	89	273	197
BlackRock Solutions and advisory	146	138	300	264
Distribution fees	18	18	37	35
Other revenue	65	60	113	129

Total revenue	2,778	2,482	5,448	4,931
Expense
Employee compensation and benefits	948	864	1,930	1,769
Distribution and servicing costs	89	90	178	181
Amortization of deferred sales commissions	14	12	29	24
Direct fund expense	187	162	366	323
General and administration	377	465	690	796
Amortization of intangible assets	41	40	82	80

Total expense	1,656	1,633	3,275	3,173

Operating income	1,122	849	2,173	1,758
Nonoperating income (expense)
Net gain (loss) on investments	45	141	121	203
Net gain (loss) on consolidated variable interest entities	28	(23)	12	4
Interest and dividend income	3	4	13	10
Interest expense	(60)	(53)	(113)	(107)

Total nonoperating income (expense)	16	69	33	110

Income before income taxes	1,138	918	2,206	1,868
Income tax expense	297	212	621	496

Net income	841	706	1,585	1,372
Less:
Net income (loss) attributable to redeemable noncontrolling interests	1	(1)	2	(1)
Net income (loss) attributable to nonredeemable noncontrolling interests	32	(22)	19	12

Net income attributable to BlackRock, Inc.	$808	$729	$1,564	$1,361

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.79	$4.27	$9.26	$7.96
Diluted	$4.72	$4.19	$9.12	$7.81
Cash dividends declared and paid per share	$1.93	$1.68	$3.86	$3.36
Weighted-average common shares outstanding:
Basic	168,712,221	170,648,731	168,895,801	170,973,462
Diluted	171,150,153	173,873,583	171,540,018	174,268,870

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$841	$706	$1,585	$1,372
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	4	(21)	4	(17)
Less: reclassification adjustment included in net income(1)	(2)	(12)	6	(9)

Net change from available-for-sale investments, net of tax	6	(9)	(2)	(8)
Foreign currency translation adjustments	30	(23)	38	(131)

Other comprehensive income (loss)	36	(32)	36	(139)

Comprehensive income	877	674	1,621	1,233
Less: Comprehensive income (loss) attributable to noncontrolling interests	33	(23)	21	11

Comprehensive income attributable to BlackRock, Inc.	$844	$697	$1,600	$1,222

(1)	The tax benefit (expense) was not material for the three and six months ended June 30, 2014 and 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2013	$19,475	$8,208	$22	($35)	($1,210)	$26,460	$135	$21	$26,616	$54
Net income	-	1,564	-	-	-	1,564	7	12	1,583	2
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	11	-	-	11	-	(11)	-	-
Dividends paid	-	(692)	-	-	-	(692)	-	-	(692)	-
Stock-based compensation	236	-	-	-	-	236	-	-	236	-
Issuance of common shares related to employee stock transactions	(621)	-	-	-	626	5	-	-	5	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(332)	(332)	-	-	(332)	-
Shares repurchased	-	-	-	-	(500)	(500)	-	-	(500)	-
Net tax benefit (shortfall) from stock-based compensation	93	-	-	-	-	93	-	-	93	-
Subscriptions (redemptions/ distributions)-noncontrolling interest holders	-	-	-	-	-	-	(22)	(4)	(26)	184
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(193)
Other comprehensive income (loss)	-	-	-	36	-	36	-	-	36	-

June 30, 2014	$19,183	$9,080	$33	$1	($1,416)	$26,881	$120	$18	$27,019	$47

(1)	Amounts include $2 million of common stock at both June 30, 2014 and December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	($59)	($432)	$25,403	$155	$27	$25,585	$32
Net income	-	1,361	-	-	-	1,361	8	4	1,373	(1)
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	3	-	-	3	-	(3)	-	-
Dividends paid	-	(595)	-	-	-	(595)	-	-	(595)	-
Stock-based compensation	231	-	-	-	-	231	-	-	231	-
Issuance of common shares related to employee stock transactions	(379)	-	-	-	397	18	-	-	18	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(215)	(215)	-	-	(215)	-
Shares repurchased	-	-	-	-	(500)	(500)	-	-	(500)	-
Net tax benefit (shortfall) from stock-based compensation	31	-	-	-	-	31	-	-	31	-
Subscriptions (redemptions/ distributions)-noncontrolling interest holders	-	-	(9)	-	-	(9)	(21)	130	100	75
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	(134)	(134)	(36)
Other comprehensive income (loss)	-	-	-	(139)	-	(139)	-	-	(139)	-

June 30, 2013	$19,304	$7,210	$23	($198)	($750)	$25,589	$142	$24	$25,755	$70

(1)	Amounts include $2 million of common stock at both June 30, 2013 and December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,585	$1,372
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	145	144
Amortization of deferred sales commissions	29	24
Stock-based compensation	236	231
Deferred income tax expense (benefit)	102	37
Net (gains) losses on nontrading investments	(54)	(27)
Purchases of investments within consolidated sponsored investment funds	(139)	(47)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	84	77
Gain related to PennyMac initial public offering	-	(39)
Gain related to the charitable contribution	-	(80)
Charitable contribution	-	124
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(209)	172
Net (gains) losses within consolidated VIEs	(12)	(4)
Net (purchases) proceeds and distributions within consolidated VIEs	(131)	(32)
(Earnings) losses from equity method investees	(92)	(85)
Distributions of earnings from equity method investees	22	32
Changes in operating assets and liabilities:
Accounts receivable	(1,964)	(15)
Investments, trading	(102)	(70)
Other assets	(240)	(122)
Accrued compensation and benefits	(668)	(601)
Accounts payable and accrued liabilities	2,011	207
Other liabilities	(77)	32

Cash flows from operating activities	526	1,330

Cash flows from investing activities
Purchases of investments	(239)	(182)
Proceeds from sales and maturities of investments	337	203
Distributions of capital from equity method investees	33	38
Net consolidations (deconsolidations) of sponsored investment funds	(3)	(3)
Purchases of property and equipment	(34)	(46)

Cash flows from investing activities	94	10

Cash flows from financing activities
Repayments of short-term borrowings	-	(100)
Repayments of long-term borrowings	-	(750)
Proceeds from long-term borrowings	997	-
Cash dividends paid	(692)	(595)
Proceeds from stock options exercised and issuance of common stock	5	18
Repurchases of common stock	(832)	(715)
Net proceeds from (repayments of) borrowings by consolidated VIEs	344	(261)
Net (redemptions/distributions paid) / subscriptions received from noncontrolling interests holders	158	175
Excess tax benefit from stock-based compensation	93	35

Cash flows from financing activities	73	(2,193)

Effect of exchange rate changes on cash and cash equivalents	44	(85)

Net increase (decrease) in cash and cash equivalents	737	(938)
Cash and cash equivalents, beginning of period	4,390	4,606

Cash and cash equivalents, end of period	$5,127	$3,668

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$100	$102
Interest on borrowings of consolidated VIEs	$48	$59
Income taxes	$696	$492
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$621	$378
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	($193)	($170)

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment and risk management services to institutional and retail clients worldwide.

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics and advisory services and solutions to a broad base of institutional investors.

At June 30, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 20.9% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (“2013 Form 10-K”).

The interim financial information at June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price are observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As a practical expedient, the Company uses the NAV (or its equivalent) of certain investments as their fair value.

•

Level 2 assets may include debt securities, bank loans, short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, certain equity method limited partnership interests in hedge funds valued based on NAV (or its equivalent) where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

The Company applies the fair value option provisions for eligible assets and liabilities, including bank loans and borrowings, held by consolidated CLOs to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplification. To the extent there is a difference between the change in fair value of the assets and liabilities, the difference is reflected as net income (loss) attributable to nonredeemable noncontrolling interests on the condensed consolidated statements of income and offset by a change in appropriated retained earnings on the condensed consolidated statements of financial condition.

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

As a result of the Company’s ability to resell or repledge the collateral, the Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the six months ended June 30, 2014 and 2013, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2014 and December 31, 2013, the fair value of loaned securities held by separate account assets was approximately $22.0 billion and $19.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $24.1 billion and $21.8 billion, respectively.

Appropriated Retained Earnings.    Upon the consolidation of CLOs, BlackRock records an adjustment to appropriated retained earnings on the condensed consolidated statements of financial condition equal to the difference between the fair value of the CLOs’ assets and the fair value of their liabilities. Such amounts are recorded as appropriated retained earnings as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. The net change in the fair value of the CLOs’ assets and liabilities is recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as a change to appropriated retained earnings.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2014

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

Investment Company Guidance.    In June 2013, the FASB issued ASU 2013-08, Financial Services –Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. The adoption of ASU 2013-08 on January 1, 2014 was not material to the condensed consolidated financial statements.

Presentation of an Unrecognized Tax Benefit.    In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The adoption of ASU 2013-11 on January 1, 2014 was not material to the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company is currently evaluating the impact of adopting ASU 2014-09, which is effective for the Company on January 1, 2017.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.    In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). ASU 2014-13 provides an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, the Company could measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The election would effectively eliminate any measurement difference previously recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as an adjustment to appropriated retained earnings. ASU 2014-13 is effective for the Company on January 1, 2016, with retrospective or modified retrospective approach required. The Company currently expects to early adopt ASU 2014-13 and does not expect the adoption to be material to the consolidated financial statements.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	June 30, 2014	December 31, 2013
Available-for-sale investments	$277	$183
Held-to-maturity investments	48	83
Trading investments:
Consolidated sponsored investment funds	369	385
Other equity and debt securities	18	43
Deferred compensation plan mutual funds	64	58

Total trading investments	451	486
Other investments:
Consolidated sponsored investment funds	293	441
Equity method investments	785	697
Deferred compensation plan hedge fund equity method investments	31	39
Cost method investments(1)	96	119
Carried interest	114	103

Total other investments	1,319	1,399

Total investments	$2,095	$2,151

(1)	Amounts primarily include Federal Reserve Bank Stock.

At June 30, 2014, the Company consolidated $662 million of investments held by consolidated sponsored investment funds (excluding nonvariable interest entities (“VIEs”)) of which $369 million and $293 million were classified as trading investments and other investments, respectively. At December 31, 2013, the Company consolidated $826 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $385 million and $441 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
June 30, 2014	Cost	Gains	Losses
Equity securities of sponsored investment funds	$271	$7	($1)	$277

December 31, 2013
Equity securities of sponsored investment funds	$180	$4	($4)	$180
Other securities	1	2	-	3

Total available-for-sale investments	$181	$6	($4)	$183

Available-for-sale investments primarily included seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $48 million and $83 million at June 30, 2014 and December 31, 2013, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At June 30, 2014, $33 million of these investments mature in one year or less and $15 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	June 30, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$ 48	$ 64	$ 49	$ 58
Equity securities/multi-asset mutual funds	152	165	174	184
Debt securities/fixed income mutual funds:
Corporate debt	83	84	128	128
Government debt	134	138	121	116

Total trading investments	$417	$451	$472	$486

At June 30, 2014, trading investments included $147 million of equity securities and $222 million of debt securities held by consolidated sponsored investment funds, $64 million of certain deferred compensation plan mutual fund investments and $18 million of other equity and debt securities.

At December 31, 2013, trading investments included $172 million of equity securities and $213 million of debt securities held by consolidated sponsored investment funds, $58 million of certain deferred compensation plan mutual fund investments and $43 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	June 30, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$287	$293	$420	$441
Equity method	643	785	613	697
Deferred compensation plan equity method investments	29	31	37	39
Cost method investments:
Federal Reserve Bank stock	91	91	90	90
Other	5	5	17	29

Total cost method investments	96	96	107	119
Carried interest	-	114	-	103

Total other investments	$1,055	$1,319	$1,177	$1,399

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

Cost method investments include nonmarketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At June 30, 2014 and December 31, 2013, there were no indicators of impairment on these investments.

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

(in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$ 120	$114
Investments:
Trading investments	369	385
Other investments	293	441
Other assets	17	20
Other liabilities	(13)	(39)
Noncontrolling interests	(167)	(189)

BlackRock’s net interests in consolidated sponsored investment funds	$619	$732

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

In addition, at June 30, 2014 and December 31, 2013, several consolidated CLOs and one sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated investment products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

June 30, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	June 30, 2014

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$274	$3	$-	$-	$277
Held-to-maturity debt securities	-	-	-	48	48
Trading:
Deferred compensation plan mutual funds	64	-	-	-	64
Equity/Multi-asset mutual funds	165	-	-	-	165
Debt securities / fixed income mutual funds	-	222	-	-	222

Total trading	229	222	-	-	451
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	-	-	5	-	5
Private / public equity(2)	12	4	272	-	288

Total consolidated sponsored investment funds	12	4	277	-	293
Equity method:
Hedge funds / Funds of hedge funds	-	304	84	72	460
Private equity investments	-	-	106	-	106
Real estate funds	-	21	96	9	126
Fixed income mutual funds	29	-	-	-	29
Other	64	-	-	-	64

Total equity method	93	325	286	81	785
Deferred compensation plan equity method investments	-	4	27	-	31
Cost method investments	-	-	-	96	96
Carried interest	-	-	-	114	114

Total investments	608	558	590	339	2,095

Separate account assets	116,580	43,795	-	1,124	161,499
Separate account collateral held under securities lending agreements:
Equity securities	22,222	-	-	-	22,222
Debt securities	-	1,832	-	-	1,832

Total separate account collateral held under securities lending agreements	22,222	1,832	-	-	24,054
Assets of consolidated VIEs:
Bank loans and other assets	-	2,265	153	28	2,446
Bonds	-	41	25	-	66
Private / public equity(3)	2	6	13	-	21

Total assets of consolidated VIEs	2	2,312	191	28	2,533

Total	$139,412	$48,497	$781	$1,491	$190,181

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,699	$-	$2,699
Separate account collateral liabilities under securities lending agreements	22,222	1,832	-	-	24,054
Other liabilities(4)	-	4	43	-	47

Total	$22,222	$1,836	$2,742	$-	$26,800

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

(2)	Level 3 amounts include $193 million and $79 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Level 3 amounts include $13 million of underlying third-party private equity funds held by a private equity fund.
(4)

Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA (see Note 12, Commitments and Contingencies, for more information).

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
(5)

Amounts include a credit default swap (see Note 7, Derivatives and Hedging, for more information), securities sold short within consolidated sponsored investment funds and contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA (see Note 12, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 investments of $590 million and $574 million at June 30, 2014 and December 31, 2013, respectively, primarily related to equity method investments and private equity funds held by consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $79 million and $28 million at June 30, 2014 and December 31, 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Level 3 other liabilities include contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2014

(in millions)	March 31, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2014	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$12	($1)	$-	($6)	$-	$-	$-	$5	($1)
Private equity	256	12	20	(16)	-	-	-	272	11
Equity method:
Hedge funds / Funds of hedge funds	91	2	4	(4)	(9)	-	-	84	2
Private equity investments	101	6	4	-	(5)	-	-	106	5
Real estate funds	100	7	2	(3)	(10)	-	-	96	8
Deferred compensation plan equity method investments	31	-	-	-	(4)	-	-	27	-

Total Level 3 investments	591	26	30	(29)	(28)	-	-	590	25

Assets of consolidated VIEs:
Bank loans	147	-	76	(30)	-	36	(76)	153
Bonds	28	-	-	(3)	-	-	-	25
Private equity	13	1	-	(1)	-	-	-	13

Total Level 3 assets of consolidated VIEs	188	1	76	(34)	-	36	(76)	191	n/a	(3)

Total Level 3 assets	$779	$27	$106	($63)	($28)	$36	($76)	$781

Liabilities:
Borrowings of consolidated VIEs	$2,244	$9	$-	$-	$464	$-	$-	$2,699	n/a	(3)
Other liabilities	42	(1)	-	-	-	-	-	43	-

Total Level 3 liabilities	$2,286	$8	$-	$-	$464	$-	$-	$2,742

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and proceeds from and repayment of borrowings of consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014

(in millions)	December 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3(2)	Transfers out of Level 3	June 30, 2014	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$24	$-	$-	($18)	($1)	$-	$-	$5	($1)
Private equity	223	13	25	(30)	-	41	-	272	12
Equity method:
Hedge funds / Funds of hedge funds	99	4	8	(7)	(20)	-	-	84	4
Private equity investments	101	9	7	-	(11)	-	-	106	9
Real estate funds	98	9	4	(3)	(12)	-	-	96	9
Deferred compensation plan equity method investments	29	2	-	-	(4)	-	-	27	2

Total Level 3 investments	574	37	44	(58)	(48)	41	-	590	35

Assets of consolidated VIEs:
Bank loans	129	-	92	(43)	-	109	(134)	153
Bonds	35	-	-	(10)	-	-	-	25
Private equity	14	1	-	(2)	-	-	-	13

Total Level 3 assets of consolidated VIEs	178	1	92	(55)	-	109	(134)	191	n/a	(4)

Total Level 3 assets	$752	$38	$136	($113)	($48)	$150	($134)	$781

Liabilities:
Borrowings of consolidated VIEs	$2,369	$14	$-	$-	$344	$-	$-	$2,699	n/a	(4)
Other liabilities	42	(1)	-	-	-	-	-	43	-

Total Level 3 liabilities	$2,411	$13	$-	$-	$344	$-	$-	$2,742

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and proceeds from and repayment of borrowings of consolidated VIEs.
(2)	Includes investments previously held at cost.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2013

(in millions)	March 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2013	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	84	2	-	(9)	(28)	-	(2)	47	2
Private equity	264	(7)	5	(10)	-	-	(3)	249	(6)
Equity method:
Hedge funds / Funds of hedge funds	136	5	-	-	16	-	-	157	5
Private equity investments	99	4	4	-	(2)	-	-	105	4
Real estate funds	91	7	1	-	(2)	-	-	97	6

Total Level 3 investments	675	11	10	(19)	(16)	-	(5)	656	11

Assets of consolidated VIEs:
Bank loans	97	(1)	48	(29)	-	17	(39)	93
Bonds	49	-	-	(14)	-	-	-	35
Private equity	20	-	-	(1)	-	-	-	19
Fund of hedge funds	116	-	18	-	(134)	-	-	-

Total Level 3 assets of consolidated VIEs	282	(1)	66	(44)	(134)	17	(39)	147	n/a	(3)

Total Level 3 assets	$957	$10	$76	($63)	($150)	$17	($44)	$803

Liabilities:
Borrowings of consolidated VIEs	$2,332	$6	$-	$-	($181)	$-	$-	$2,145	n/a	(3)

n/a	– not applicable
(1)

Amount primarily includes distributions from equity method investees, repayments of borrowings of consolidated VIEs, elimination of investment related to a deconsolidation of a consolidated VIE and a reclassification of an investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2013	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	73	6	12	(9)	(28)	-	(7)	47	6
Private equity	266	16	12	(39)	-	-	(6)	249	14
Equity method:
Hedge funds / Funds of hedge funds	161	9	1	-	(14)	-	-	157	9
Private equity investments	90	10	9	-	(4)	-	-	105	10
Real estate funds	88	8	3	-	(2)	-	-	97	8

Total Level 3 investments	679	49	37	(48)	(48)	-	(13)	656	47

Separate account assets	2	-	-	(2)	-	-	-	-	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	(1)	72	(40)	-	32	(76)	93
Bonds	46	(1)	4	(14)	-	-	-	35
Private equity	22	1	-	(4)	-	-	-	19
Fund of hedge funds	-	-	134	-	(134)	-	-	-

Total Level 3 assets of consolidated VIEs	174	(1)	210	(58)	(134)	32	(76)	147	n/a	(4)

Total Level 3 assets	$855	$48	$247	($108)	($182)	$32	($89)	$803

Liabilities:
Borrowings of consolidated VIEs	$2,402	($4)	$-	$-	($261)	$-	$-	$2,145	n/a	(4)

n/a	– not applicable
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

Assets of Consolidated VIEs.    During the three and six months ended June 30, 2014, there were $76 million and $134 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and six months ended June 30, 2014, there were $36 million and $109 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

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

Significant Other Settlements.    During the three and six months ended June 30, 2014, other settlements included $612 million of proceeds from borrowings of a consolidated CLO.

During the three and six months ended June 30, 2014, there were $28 million and $47 million, respectively, of distributions from equity method investees categorized in Level 3.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At June 30, 2014 and December 31, 2013, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,127	$5,127	$4,390	$4,390	Level 1	(1)(2)
Accounts receivable	4,207	4,207	2,247	2,247	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	370	370	161	161	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	3,091	3,091	1,084	1,084	Level 1	(3)
Long-term borrowings	5,936	6,331	4,939	5,284	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.

(2)

At June 30, 2014 and December 31, 2013, approximately $197 million and $64 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund. At June 30, 2014 and December 31, 2013, approximately $120 million and $114 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

(4)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2014 and December 2013, respectively. See Note 11, Borrowings, for the fair value of each of the Company’s long-term borrowings.

Investments in Certain Entities that Calculate Net Asset Value Per Share.

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment company, the Company uses NAV as the fair value. The following tables list information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a NAV per share (or its equivalent).

June 30, 2014

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds/funds of funds	(a	)	$193	$ 26	n/r	n/r

Other funds of hedge funds	(b	)	4	-	Quarterly(100%)	60 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	388	47	Monthly(43%) Quarterly(37%) n/r(20%)	15 – 90 days

Private equity funds	(d	)	106	61	n/r	n/r

Real estate funds	(e	)	117	8	Quarterly(18%) n/r(82%)	60 days

Deferred compensation plan investments	(f	)	31	5	Quarterly(13%) n/r(87%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(g	)	13	1	n/r	n/r

Total			$852	$148

December 31, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$195	$23	n/r	n/r

Other funds of hedge funds	(b	)	155	-	Monthly(13%) Quarterly(78%) n/r(9%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	276	84	Monthly(55%) Quarterly(11%) n/r(34%)	15 – 90 days

Private equity funds	(d	)	101	62	n/r	n/r

Real estate funds	(e	)	118	12	Quarterly(17%) n/r(83%)	60 days

Deferred compensation plan investments	(f	)	39	7	Monthly(8%) Quarterly(18%) n/r(74%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(g	)	14	1	n/r	n/r

Total			$898	$189

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately six years and seven years at June 30, 2014 and December 31, 2013. The total remaining unfunded commitments to other third-party funds were $26 million and $23 million at June 30, 2014 and December 31, 2013, respectively. The Company was contractually obligated to fund $34 million and $30 million at June 30, 2014 and December 31, 2013, respectively, to the consolidated funds.

(b)

This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds can be redeemed as long as there are no restrictions in place.

(c)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately three years at both June 30, 2014 and December 31, 2013.

(d)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years and five years at June 30, 2014 and December 31, 2013, respectively.

(e)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and is normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both June 30, 2014 and December 31, 2013.
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

(g)

This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately one and two years at June 30, 2014 and December 31, 2013, respectively. Total remaining unfunded commitments to other third-party funds were not material at both June 30, 2014 and December 31, 2013, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

Fair Value Option.

The following table summarizes information at June 30, 2014 and December 31, 2013 related to those assets and liabilities for which the fair value option was elected:

(in millions)	June 30, 2014	December 31, 2013
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,426	$2,181
Fair value	2,418	2,176

Aggregate unpaid principal balance in excess of (less than) fair value	$8	$5

Unpaid principal balance of loans more than 90 days past due	$4	$14
Aggregate fair value of loans more than 90 days past due	-	9

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$5

CLO Borrowings:
Aggregate principal amounts outstanding	$2,800	$2,455
Fair value	$2,699	$2,369

At June 30, 2014, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2026.

During the three months ended June 30, 2014 and 2013, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $52 million and a $7 million gain, respectively, which were offset by a $13 million and a $23 million loss, respectively, from the change in fair value of the CLO borrowings.

During the six months ended June 30, 2014 and 2013, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $79 million gain for both periods. The gains were offset by a $50 million and $64 million loss during the six months ended June 30, 2014 and 2013, respectively, from the change in fair value of the CLO borrowings.

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

Consolidated VIEs.    Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de facto related-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At June 30, 2014 and December 31, 2013, the following balances related to VIEs were consolidated on the condensed consolidated statements of financial condition:

(in millions)	June 30, 2014	December 31, 2013
Assets of consolidated VIEs:
Cash and cash equivalents	$370	$161
Bank loans	2,418	2,176
Bonds	66	106
Other investments and other assets	49	43

Total bank loans, bonds, other investments and other assets	2,533	2,325
Liabilities of consolidated VIEs:
Borrowings	(2,699)	(2,369)
Other liabilities	(153)	(74)
Appropriated retained earnings	(33)	(22)
Noncontrolling interests of consolidated VIEs	(18)	(21)

Total BlackRock net interests in consolidated VIEs	$-	$-

For the three months ended June 30, 2014 and 2013, the Company recorded nonoperating income of $28 million and nonoperating expense of $23 million, respectively, offset by a $28 million net income attributable to nonredeemable noncontrolling interests and a $23 million net loss attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

For the six months ended June 30, 2014 and 2013, the Company recorded nonoperating income of $12 million and nonoperating income of $4 million, respectively, offset by a $12 million net income attributable to nonredeemable noncontrolling interests and $4 million net income attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

At June 30, 2014 and December 31, 2013, the weighted-average maturity of the bank loans and bonds were approximately 4.8 and 4.7 years, respectively.

Nonconsolidated VIEs.    At June 30, 2014 and December 31, 2013, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At June 30, 2014	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$-	$1	($4)	$18
Other sponsored investment funds:
Collective trusts	-	204	-	204
Other	37	224	(5)	261

Total	$37	$429	($9)	$483

At December 31, 2013
CDOs/CLOs	$-	$1	($4)	$18
Other sponsored investment funds:
Collective trusts	-	184	-	184
Other	37	137	(6)	174

Total	$37	$322	($10)	$376

(1)

At both June 30, 2014 and December 31, 2013, BlackRock’s maximum risk of loss associated with these VIEs primarily related to: (i) advisory fee receivables; (ii) BlackRock’s investments; and (iii) $17 million of credit protection sold by BlackRock to a third party in a synthetic CDO transaction.

The net assets related to the above CDOs/CLOs and other sponsored investment funds, including collective trusts, that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	June 30, 2014	December 31, 2013
Assets at fair value	$1	$1
Liabilities(1)	2	2

Net assets	($1)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

The net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.8 trillion to $1.9 trillion at June 30, 2014 and $1.6 trillion to $1.7 trillion at December 31, 2013. Net assets included $1.5 trillion of collective trusts at June 30, 2014 and $1.4 trillion of collective trusts at December 31, 2013. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments, partially offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $176 million and $78 million, respectively. At December 31, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $117 million and $71 million, respectively.

The Company has entered into a credit default swap, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the credit default swap at fair value based on the expected future cash flows under the arrangement.

The fair values of the outstanding total return swaps, interest rate swaps and the credit default swap were not material to the condensed consolidated statements of financial condition at both June 30, 2014 and December 31, 2013.

The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange movements. At June 30, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $227 million. The fair value of the forward foreign currency exchange contracts at June 30, 2014 was not material to the condensed consolidated statements of financial condition. At December 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $792 million and a fair value of approximately $26 million.

Gains (losses) on the total return swaps, interest rate swaps, credit default swap and the forward foreign currency exchange contracts were not material to the condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at June 30, 2014 and December 31, 2013 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2014 and 2013.

8.  Goodwill

Goodwill activity during the six months ended June 30, 2014 was as follows:

(in millions)
December 31, 2013	$12,980
Goodwill adjustment related to Quellos(1)	(9)

June 30, 2014	$12,971

(1)

The decrease in goodwill during the six months ended June 30, 2014 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $277 million and $293 million at June 30, 2014 and December 31, 2013, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2013	$16,991	$510	$17,501
Amortization expense	-	(82)	(82)
Other	(1)	-	(1)

June 30, 2014	$16,990	$428	$17,418

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

Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expense on the condensed consolidated statements of income. In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $57 million.

The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $145 million and $236 million, respectively, at June 30, 2014 and approximately $127 million and $273 million, respectively, at December 31, 2013. The fair value of the Company’s interest reflected the PennyMac stock price at June 30, 2014 and December 31, 2013, respectively (a Level 1 input).

See Note 11, Other Assets, in the 2013 Form 10-K for more information.

11.  Borrowings

Short-Term Borrowings

2014 Revolving Credit Facility.    In March 2014, the Company’s credit facility was amended to extend the maturity date by one year to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2014. At June 30, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2014 credit facility. At June 30, 2014 and December 31, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of June 2014 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

3.50% Notes due 2014	$1,000	$-	$1,000	$1,013
1.375% Notes due 2015	750	-	750	757
6.25% Notes due 2017	700	(2)	698	808
5.00% Notes due 2019	1,000	(2)	998	1,149
4.25% Notes due 2021	750	(3)	747	823
3.375% Notes due 2022	750	(4)	746	766
3.50% Notes due 2024	1,000	(3)	997	1,015

Total Long-term Borrowings	$5,950	($14)	$5,936	$6,331

Long-term borrowings at December 31, 2013 had a carrying value of $4.939 billion and a fair value of $5.284 billion determined using market prices at the end of December 2013.

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

12.  Commitments and Contingencies

Investment Commitments.    At June 30, 2014, the Company had $181 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $181 million, the Company had approximately $33 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of credit default swap transactions and has a maximum potential exposure of $17 million under a credit default swap between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the acquisition date. The fair value of the contingent payments at June 30, 2014 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits, will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $129.6 billion. The Company held as agent, cash and securities totaling $136.8 billion as collateral for indemnified securities on loan at June 30, 2014. The fair value of these indemnifications was not material at June 30, 2014.

13.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2014 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2013	4,612,813	$207.94
Granted	1,357,661	$318.68
Converted	(2,501,931)	$205.23
Forfeited	(38,849)	$245.45

June 30, 2014(1)	3,429,694	$253.33

(1)	At June 30, 2014, approximately 3.2 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2014, the Company granted 1,022,295 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 287,963 RSUs to employees that cliff vest 100% on January 31, 2017.

At June 30, 2014, the intrinsic value of outstanding RSUs was $1.1 billion reflecting a stock price of $319.60 at June 30, 2014.

At June 30, 2014, total unrecognized stock-based compensation expense related to unvested RSUs was $463 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

Market Performance-based RSUs.

Market performance-based RSU activity for the six months ended June 30, 2014 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2013	1,132,113	$120.80
Granted	315,961	$195.30

June 30, 2014(1)	1,448,074	$137.05

(1)	At June 30, 2014, approximately 1.4 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

In January 2014, the Company granted 315,961 market performance-based RSUs.

See Note 14, Stock-Based Compensation, in the 2013 Form 10-K for more information on market performance-based RSUs.

At June 30, 2014, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $126 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.4 years.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of June 30, 2014, 2.7 million shares had been surrendered by PNC.

At June 30, 2014, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the six months ended June 30, 2014 is summarized below:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2013	931,758	$167.76
Exercised	(11,032)	$167.76

June 30, 2014(1)	920,726	$167.76

(1)	At June 30, 2014, all options were vested. The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 was $1.5 million.

The remaining average life of stock options outstanding at June 30, 2014 is approximately three years.

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

Capital Requirements.    At June 30, 2014, the Company was required to maintain approximately $1.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

15.  Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component for the three and six months ended June 30, 2014 were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
For the Three Months Ended June 30, 2014
March 31, 2014	($1)	$6	($40)	($35)
Other comprehensive income (loss) before reclassifications(2)	4	-	30	34
Amount reclassified from AOCI(3)	2	-	-	2

Net other comprehensive income (loss) for the three months ended June 30, 2014	6	-	30	36

June 30, 2014	$5	$6	($10)	$1

For the Six Months Ended June 30, 2014
December 31, 2013	$7	$6	($48)	($35)
Other comprehensive income (loss) before reclassifications(2)	4	-	38	42
Amount reclassified from AOCI(3)	(6)	-	-	(6)

Net other comprehensive income (loss) for the six months ended June 30, 2014	(2)	-	38	36

June 30, 2014	$5	$6	($10)	$1

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and six months ended June 30, 2014.
(3)

The tax benefit (expense) was not material for the three and six months ended June 30, 2014. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

Changes in AOCI by component for the three and six months ended June 30, 2013 were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
For the Three Months Ended June 30, 2013
March 31, 2013	$17	($4)	($179)	($166)
Other comprehensive income (loss) before reclassifications(2)	(21)	-	(23)	(44)
Amount reclassified from AOCI(3)	12	-	-	12

Net other comprehensive income (loss) for the three months ended June 30, 2013	(9)	-	(23)	(32)

June 30, 2013	$8	($4)	($202)	($198)

For the Six Months Ended June 30, 2013
December 31, 2012	$16	($4)	($71)	($59)
Other comprehensive income (loss) before reclassifications(2)	(17)	-	(131)	(148)
Amount reclassified from AOCI(3)	9	-	-	9

Net other comprehensive income (loss) for the six months ended June 30, 2013	(8)	-	(131)	(139)

June 30, 2013	$8	($4)	($202)	($198)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and six months ended June 30, 2013.
(3)

The tax benefit (expense) was not material for the three and six months ended June 30, 2013. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

16.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2014	December 31, 2013
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	823,188	823,188

	June 30, 2014	December 31, 2013
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,311,887	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

Share Repurchase Approvals.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 1.7 million common shares in open market-transactions under the share repurchase program for approximately $500 million during the six months ended June 30, 2014. At June 30, 2014, there were 4.8 million shares still authorized to be repurchased.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 under the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income attributable to BlackRock	$808	$729	$1,564	$1,361
Basic weighted-average shares outstanding	168,712,221	170,648,731	168,895,801	170,973,462
Dilutive effect of:
Nonparticipating RSUs and stock options	2,437,932	3,224,852	2,644,217	3,295,408

Total diluted weighted-average shares outstanding	171,150,153	173,873,583	171,540,018	174,268,870

Basic earnings per share	$4.79	$4.27	$9.26	$7.96
Diluted earnings per share	$4.72	$4.19	$9.12	$7.81

18.  Income Taxes

The three and six months ended June 30, 2014 included a $23 million net noncash expense, primarily associated with the revaluation of certain deferred tax liabilities arising from the state and local tax effect of changes in the Company’s organizational structure. In addition, the second quarter of 2014 benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items.

The three and six months ended June 30, 2013 included the approximately $57 million tax benefit recognized in connection with the Charitable Contribution. See Note 10, Other Assets, for more information. In addition, the second quarter of 2013 included a tax benefit of approximately $29 million, primarily due to the realization of loss carryforwards.

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Equity	$1,369	$1,194	$2,646	$2,355
Fixed income	544	512	1,047	998
Multi-asset	310	256	599	511
Alternatives	253	221	559	470
Cash management	73	83	147	169

Total investment advisory, administration fees, securities lending revenue and performance fees	2,549	2,266	4,998	4,503
BlackRock Solutions and advisory	146	138	300	264
Distribution fees	18	18	37	35
Other revenue	65	60	113	129

Total revenue	$2,778	$2,482	$5,448	$4,931

The following table illustrates total revenue for the three and six months ended June 30, 2014 and 2013, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2014	2013	2014	2013
Americas	$1,764	$1,672	$3,546	$3,335
Europe	882	686	1,639	1,334
Asia-Pacific	132	124	263	262

Total revenue	$2,778	$2,482	$5,448	$4,931

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2014 and December 31, 2013 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30, 2014	December 31, 2013
Long-lived Assets
Americas	$13,170	$13,204
Europe	210	214
Asia-Pacific	87	87

Total long-lived assets	$13,467	$13,505

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.594 trillion of assets under management (“AUM”) at June 30, 2014. With over 11,600 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics and advisory services and solutions to a broad base of institutional investors.

BlackRock serves a diverse mix of institutional and retail clients across the globe. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors, and retail investors.

BlackRock maintains a significant global sales and marketing presence that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals, pension consultants and establishing third-party distribution relationships.

At June 30, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 20.9% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

EXECUTIVE SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2014	2013	2014	2013
GAAP basis:
Total revenue	$2,778	$2,482	$5,448	$4,931
Total expense	1,656	1,633	3,275	3,173

Operating income	$1,122	$849	$2,173	$1,758
Operating margin	40.4%	34.2%	39.9%	35.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(17)	92	12	99
Income tax expense	(297)	(212)	(621)	(496)

Net income attributable to BlackRock	$808	$729	$1,564	$1,361

Diluted earnings per common share	$4.72	$4.19	$9.12	$7.81
Effective tax rate	26.8%	22.5%	28.4%	26.7%

As adjusted(2):
Total revenue	$2,778	$2,482	$5,448	$4,931
Total expense	1,645	1,500	3,253	3,028

Operating income	$1,133	$982	$2,195	$1,903
Operating margin	42.4%	41.3%	41.9%	40.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(20)	12	6	15
Income tax expense	(276)	(272)	(602)	(559)

Net income attributable to BlackRock	$837	$722	$1,599	$1,359

Diluted earnings per common share	$4.89	$4.15	$9.32	$7.80
Effective tax rate	24.8%	27.3%	27.4%	29.1%

Other:
Assets under management (end of period)	$4,593,612	$3,857,007	$4,593,612	$3,857,007
Diluted weighted-average common shares outstanding(3)	171,150,153	173,873,583	171,540,018	174,268,870
Shares outstanding (end of period)	168,363,315	170,285,093	168,363,315	170,285,093
Book value per share(4)	$159.46	$150.14	$159.46	$150.14
Cash dividends declared and paid per share	$1.93	$1.68	$3.86	$3.36

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at June 30, 2014 and 2013, respectively.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2013

GAAP.    Operating income of $1,122 million and operating margin of 40.4% increased $273 million and 620 bps, respectively, from the second quarter of 2013. Operating income reflected growth in base fees and strong performance fees, partially offset by higher expense. Expense reflected higher revenue-related expense, including compensation and direct fund expense in the three months ended June 30, 2014. The three months ended June 30, 2013 included the $124 million expense related to the charitable contribution described below. Nonoperating income (expense), less net income (loss) attributable to NCI decreased $109 million from the second quarter of 2013. The second quarter of 2013 included a $39 million noncash, nonoperating pre-tax gain related to the carrying value of the Company’s equity method investment as a result of an initial public offering of PennyMac Financial Services, Inc. (the “PennyMac IPO”). In addition, in the second quarter of 2013, the Company made a charitable contribution of approximately six million units of the Company’s equity method investment in PennyMac to a donor advised fund (the “Charitable Contribution”). In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment.

Income tax expense increased $85 million from the second quarter of 2013. The second quarter 2014 income tax expense included a $23 million net noncash expense, primarily associated with the revaluation of certain deferred tax liabilities, an improvement in the geographic mix of earnings and a $34 million net tax benefit related to several favorable nonrecurring items. Income tax expense for the second quarter of 2013 included a net tax benefit of approximately $57 million recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of loss carryforwards.

Earnings per diluted common share rose $0.53, or 13%, from the second quarter of 2013 due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $1,133 million and operating margin of 42.4% increased $151 million and 110 bps, respectively, from the second quarter of 2013. Earnings per diluted common share rose $0.74, or 18%, from the second quarter of 2013. The financial impact related to the Charitable Contribution has been excluded from as adjusted results. The second quarter of 2013 earnings per share reflected the $39 million noncash, nonoperating pre-tax gain related to the PennyMac IPO. The second quarter of 2014 and 2013 income tax expense on an as adjusted basis excluded the $23 million net noncash expense and $57 million net tax benefit, respectively, described above.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2013

GAAP.    Operating income of $2,173 million increased $415 million from the six months ended June 30, 2013, reflecting growth in base fees, strong performance fees and BlackRock Solutions and advisory revenue, partially offset by higher expense. Expense reflected higher revenue-related expense, including compensation and direct fund expense in the six months ended June 30, 2014. The six months ended June 30, 2013 included the $124 million expense related to the Charitable Contribution. The results for the six months ended June 30, 2013 also included $18 million of closed-end fund launch costs. Nonoperating income (expense), less net income (loss) attributable to NCI decreased $87 million from the six months ended June 30, 2013 due to the $39 million pre-tax gain related to the PennyMac IPO and the $80 million pre-tax gain related to the Charitable Contribution incurred in the second quarter of 2013, partially offset by the positive impact of the monetization of a non-strategic, opportunistic private equity investment during the six months ended June 30, 2014. Income tax expense for the six months ended June 30, 2014 reflected the previously described $23 million net noncash expense, an improvement in the geographic mix of earnings and the $34 million net tax benefit. The six months ended June 30, 2013 GAAP tax rate included the net tax benefit of approximately $57 million and the tax benefit of approximately $29 million described above. Earnings per diluted common share rose $1.31, or 17%, compared with the prior year period due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $2,195 million and operating margin of 41.9% increased $292 million and 130 bps, respectively, from the six months ended June 30, 2013. The prior period results included the previously mentioned closed-end fund launch costs of $18 million and the $39 million pre-tax gain related to the PennyMac IPO. The financial impact related to the Charitable Contribution has been excluded from as adjusted results. The six months ended June 30, 2014 and 2013 income tax expense on an as adjusted basis excluded the previously described $23 million net noncash expense and $57 million net tax benefit, respectively.

Earnings per diluted common share rose $1.52, or 19%, from the six months ended June 30, 2013.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Operating income, GAAP basis	$1,122	$849	$2,173	$1,758
Non-GAAP expense adjustments:
PNC LTIP funding obligation	8	9	16	17
Charitable Contribution	-	124	-	124
Compensation expense related to appreciation (depreciation) on deferred compensation plans	3	-	6	4

Operating income, as adjusted	1,133	982	2,195	1,903
Closed-end fund launch costs	-	-	-	16
Closed-end fund launch commissions	-	-	-	2

Operating income used for operating margin measurement	$1,133	$982	$2,195	$1,921

Revenue, GAAP basis	$2,778	$2,482	$5,448	$4,931
Non-GAAP adjustments:
Distribution and servicing costs	(89)	(90)	(178)	(181)
Amortization of deferred sales commissions	(14)	(12)	(29)	(24)

Revenue used for operating margin measurement	$2,675	$2,380	$5,241	$4,726

Operating margin, GAAP basis	40.4%	34.2%	39.9%	35.7%

Operating margin, as adjusted	42.4%	41.3%	41.9%	40.6%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. The second quarter of 2013 included a $124 million expense related to the Charitable Contribution that has been excluded from operating income, as adjusted due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment is reported in nonoperating income (expense). Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

Management believes operating income exclusive of these items is a useful measure in evaluating BlackRock’s operating performance and helps enhance the comparability of this information for the reporting periods presented.

•

Operating margin, as adjusted, allows the Company to compare performance from period to period by adjusting for items that may not recur, recur infrequently or may have an economic offset in nonoperating income (expense). The Company also uses operating margin, as adjusted, to monitor corporate performance and efficiency and as a benchmark to compare its performance with other companies. Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance. The non-GAAP measure by itself may pose limitations because it does not include all of the Company’s revenue and expense.

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably and revenue associated with the expenditure of these costs will not fully impact the Company’s results until future periods.

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes the exclusion of such costs is useful because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue the Company earns. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Nonoperating income (expense), GAAP basis	$16	$69	$33	$110
Less: Net income (loss) attributable to NCI	33	(23)	21	11

Nonoperating income (expense), net of NCI	(17)	92	12	99
Gain related to Charitable Contribution	-	(80)	-	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	-	(6)	(4)

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	($20)	$12	$6	$15

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides comparability of information among reporting periods and is an effective measure for reviewing BlackRock’s nonoperating contribution to results. As compensation expense associated with (appreciation) depreciation on investments related to certain deferred compensation plans, which is included in operating income, substantially offsets the gain (loss) on the investments set aside for these plans, management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results that impact book value. During the second quarter of 2013, the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted due to its nonrecurring nature and because the more than offsetting associated Charitable Contribution expense of $124 million is reported in operating income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income attributable to BlackRock, GAAP basis	$808	$729	$1,564	$1,361
Non-GAAP adjustment, net of tax:(4)
PNC LTIP funding obligation	6	6	12	11
Income tax changes	23	-	23	-
Amount related to the Charitable Contribution	-	(13)	-	(13)

Net income attributable to BlackRock, as adjusted	$837	$722	$1,599	$1,359

Diluted weighted-average common shares outstanding(5)	171.2	173.9	171.5	174.3
Diluted earnings per common share, GAAP basis(5)	$4.72	$4.19	$9.12	$7.81
Diluted earnings per common share, as adjusted(5)	$4.89	$4.15	$9.32	$7.80

See note (1) Operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation and the Charitable Contribution.

(4) For each period presented, the non-GAAP adjustments related to the PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustments. The three and six months ended June 30, 2014 included a $23 million net noncash tax expense primarily related to the revaluation of certain deferred tax liabilities. Net income attributable to BlackRock, GAAP basis for the three and six months ended June 30, 2013 included a tax benefit of approximately $57 million recognized in connection with the Charitable Contribution. The tax benefit has been excluded from net income attributable to BlackRock, Inc., as adjusted due to the nonrecurring nature of the Charitable Contribution.

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

AUM and Net Subscriptions (Redemptions) by Client Type

	AUM				Subscriptions (Redemptions)
(in millions)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014
Retail	$534,502	$508,717	$487,777	$414,379	$13,128	$27,131	$52,063
iShares	993,832	930,380	914,372	774,397	30,445	38,203	77,542
Institutional:
Active	970,433	939,654	932,410	861,231	1,013	(11,598)	(3,544)
Index	1,795,938	1,726,855	1,677,650	1,514,448	(6,562)	11,015	4,452

Institutional subtotal	2,766,371	2,666,509	2,610,060	2,375,679	(5,549)	(583)	908

Long-term	4,294,705	4,105,606	4,012,209	3,564,455	38,024	64,751	130,513

Cash management	268,388	263,533	275,554	252,562	3,512	(8,920)	9,799
Advisory(1)	30,519	31,786	36,325	39,990	(2,018)	(5,791)	(9,231)

Total	$4,593,612	$4,400,925	$4,324,088	$3,857,007	$39,518	$50,040	$131,081

AUM and Net Subscriptions (Redemptions) by Product Type

	AUM				Subscriptions (Redemptions)
(in millions)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014
Equity	$2,462,585	$2,347,934	$2,317,695	$1,973,115	$9,707	$13,531	$49,464
Fixed income	1,340,725	1,289,014	1,242,186	1,205,359	21,255	36,897	45,884
Multi-asset	374,473	353,231	341,214	289,305	6,795	11,785	34,004
Alternatives:
Core	88,758	87,865	85,026	70,227	274	2,208	2,994
Currency and commodities(2)	28,164	27,562	26,088	26,449	(7)	330	(1,833)

Subtotal	116,922	115,427	111,114	96,676	267	2,538	1,161

Long-term	4,294,705	4,105,606	4,012,209	3,564,455	38,024	64,751	130,513

Cash management	268,388	263,533	275,554	252,562	3,512	(8,920)	9,799
Advisory(1)	30,519	31,786	36,325	39,990	(2,018)	(5,791)	(9,231)

Total	$4,593,612	$4,400,925	$4,324,088	$3,857,007	$39,518	$50,040	$131,081

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended June 30, 2014

The following table presents the component changes in AUM by client type and product for the three months ended June 30, 2014.

(in millions)	March 31, 2014	Net subscriptions (redemptions)	Market change	FX impact(1)	June 30, 2014	Average AUM(2)
Retail:
Equity	$208,238	$1,524	$6,006	$701	$216,469	$211,420
Fixed income	160,448	10,132	2,027	65	172,672	166,365
Multi-asset	121,548	1,031	3,703	110	126,392	123,650
Alternatives	18,483	441	59	(14)	18,969	18,891

Retail subtotal	508,717	13,128	11,795	862	534,502	520,326
iShares:
Equity	723,973	20,636	28,447	997	774,053	746,481
Fixed income	188,022	9,474	2,678	345	200,519	195,811
Multi-asset	1,437	133	48	6	1,624	1,529
Alternatives	16,948	202	480	6	17,636	17,108

iShares subtotal	930,380	30,445	31,653	1,354	993,832	960,929
Institutional:
Active:
Equity	132,374	(4,515)	4,746	1,175	133,780	132,447
Fixed income	509,692	852	10,814	2,307	523,665	516,970
Multi-asset	223,865	5,257	9,285	800	239,207	231,654
Alternatives	73,723	(581)	409	230	73,781	73,662

Active subtotal	939,654	1,013	25,254	4,512	970,433	954,733
Index:
Equity	1,283,349	(7,938)	56,886	5,986	1,338,283	1,305,563
Fixed income	430,852	797	6,101	6,119	443,869	438,521
Multi-asset	6,381	374	432	63	7,250	6,721
Alternatives	6,273	205	(26)	84	6,536	6,406

Index subtotal	1,726,855	(6,562)	63,393	12,252	1,795,938	1,757,211

Institutional subtotal	2,666,509	(5,549)	88,647	16,764	2,766,371	2,711,944

Long-term	4,105,606	38,024	132,095	18,980	4,294,705	$4,193,199

Cash management	263,533	3,512	380	963	268,388
Advisory(3)	31,786	(2,018)	171	580	30,519

Total	$4,400,925	$39,518	$132,646	$20,523	$4,593,612

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the three months ended June 30, 2014.

(in millions)	March 31, 2014	Net subscriptions (redemptions)	Market change	FX impact(1)	June 30, 2014	Average AUM(2)
Equity:
Active	$314,850	($ 5,342)	$9,835	$1,487	$320,830	$316,479
iShares	723,973	20,636	28,447	997	774,053	746,481
Fixed income:
Active	665,151	9,566	12,749	2,258	689,724	677,946
iShares	188,022	9,474	2,678	345	200,519	195,811
Multi-asset	353,231	6,795	13,468	979	374,473	363,554
Alternatives:
Core	87,865	274	464	155	88,758	88,449
Currency and commodities(3)	27,562	(7)	458	151	28,164	27,618

Subtotal	2,360,654	41,396	68,099	6,372	2,476,521	2,416,338
Non-ETF Index:
Equity	1,309,111	(5,587)	57,803	6,375	1,367,702	1,332,951
Fixed income	435,841	2,215	6,193	6,233	450,482	443,910

Subtotal Non-ETF Index	1,744,952	(3,372)	63,996	12,608	1,818,184	1,776,861

Long-term	4,105,606	38,024	132,095	18,980	4,294,705	$4,193,199

Cash management	263,533	3,512	380	963	268,388
Advisory(4)	31,786	(2,018)	171	580	30,519

Total	$4,400,925	$39,518	$132,646	$20,523	$4,593,612

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $192.7 billion, or 4%, to $4.594 trillion at June 30, 2014 from $4.401 trillion at March 31, 2014, driven largely by net market appreciation, positive net inflows and foreign exchange gains.

Net market appreciation of $132.6 billion reflected $96.1 billion of growth from equity products due to higher U.S. and global equity markets and appreciation in fixed income products, which contributed $21.6 billion.

AUM increased $20.5 billion from foreign exchange movements primarily resulting from the weakening of the U.S. dollar against the pound sterling.

Net Subscriptions (Redemptions).    Net subscriptions of $39.5 billion reflected $38.0 billion of long-term net inflows, including $30.4 billion and $13.1 billion from iShares and retail, respectively, and $5.5 billion of net outflows from institutional clients. Net subscriptions in long-term products of $38.0 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $30.4 billion, including U.S. and European iShares net inflows of $23.1 billion and $8.2 billion, respectively. Equity iShares net inflows totaled $20.6 billion, with strength in both developed and emerging markets. Fixed income iShares net inflows totaled $9.5 billion, with inflows across most strategies;

•

Active fixed income net inflows of $9.6 billion led by retail fixed income net inflows of $10.1 billion, which reflected strong interest in unconstrained fixed income offerings, including $3.0 billion of net inflows into the Strategic Income Opportunities fund; and

•	Multi-asset net inflows of $6.8 billion, driven by institutional active net inflows of $5.3 billion, which reflected ongoing demand for the LifePath® target-date suite and fiduciary mandates.

Net Redemptions

•	Non-ETF index equity net outflows of $5.6 billion, primarily related to client asset allocation decisions; and
•	Active equity net outflows of $5.3 billion, including fundamental equity net outflows of $3.2 billion and scientific net outflows of $2.1 billion.

Cash Management Net Subscriptions.    Cash management net inflows of $3.5 billion were primarily comprised of net inflows from European institutional clients concentrated in offshore funds, partially offset by Americas institutional and retail client net outflows from prime strategies.

Advisory Net Redemptions.    Advisory net outflows of $2.0 billion were driven by portfolio liquidations. The execution of these liquidations contributed to BlackRock Solutions and advisory revenue in the quarter.

Component Changes in AUM for the Six Months Ended June 30, 2014

The following table presents the component changes in AUM by client type and product for the six months ended June 30, 2014.

(in millions)	December 31, 2013	Net subscriptions (redemptions)	Market change	FX impact(1)	June 30, 2014	Average AUM(2)
Retail:
Equity	$203,035	$3,707	$8,721	$1,006	$216,469	$207,697
Fixed income	151,475	16,190	4,881	126	172,672	161,335
Multi-asset	117,054	4,668	4,467	203	126,392	121,232
Alternatives	16,213	2,566	190	-	18,969	18,027

Retail subtotal	487,777	27,131	18,259	1,335	534,502	508,291
iShares:
Equity	718,135	21,569	34,222	127	774,053	729,635
Fixed income	178,835	16,098	5,539	47	200,519	190,868
Multi-asset	1,310	244	68	2	1,624	1,454
Alternatives	16,092	292	1,257	(5)	17,636	16,893

iShares subtotal	914,372	38,203	41,086	171	993,832	938,850
Institutional:
Active:
Equity	138,726	(12,548)	6,255	1,347	133,780	134,127
Fixed income	505,109	(6,169)	21,580	3,145	523,665	512,957
Multi-asset	215,276	8,106	14,949	876	239,207	226,396
Alternatives	73,299	(987)	1,083	386	73,781	73,590

Active subtotal	932,410	(11,598)	43,867	5,754	970,433	947,070
Index:
Equity	1,257,799	803	71,702	7,979	1,338,283	1,281,215
Fixed income	406,767	10,778	18,749	7,575	443,869	427,788
Multi-asset	7,574	(1,233)	776	133	7,250	6,736
Alternatives	5,510	667	253	106	6,536	6,177

Index subtotal	1,677,650	11,015	91,480	15,793	1,795,938	1,721,916

Institutional subtotal	2,610,060	(583)	135,347	21,547	2,766,371	2,668,986

Long-term	4,012,209	64,751	194,692	23,053	4,294,705	$4,116,127

Cash management	275,554	(8,920)	505	1,249	268,388
Advisory(3)	36,325	(5,791)	407	(422)	30,519

Total	$4,324,088	$50,040	$195,604	$23,880	$4,593,612

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the six months ended June 30, 2014.

(in millions)	December 31, 2013	Net subscriptions (redemptions)	Market change	FX impact(1)	June 30, 2014	Average AUM(2)
Equity:
Active	$317,262	($12,257)	$13,951	$1,874	$320,830	$315,594
iShares	718,135	21,569	34,222	127	774,053	729,635
Fixed income:
Active	652,209	8,108	26,279	3,128	689,724	669,229
iShares	178,835	16,098	5,539	47	200,519	190,868
Multi-asset	341,214	11,785	20,260	1,214	374,473	355,818
Alternatives:
Core	85,026	2,208	1,269	255	88,758	87,362
Currency and commodities(3)	26,088	330	1,514	232	28,164	27,325

Subtotal	2,318,769	47,841	103,034	6,877	2,476,521	2,375,831
Non-ETF Index:
Equity	1,282,298	4,219	72,727	8,458	1,367,702	1,307,445
Fixed income	411,142	12,691	18,931	7,718	450,482	432,851

Subtotal Non-ETF Index	1,693,440	16,910	91,658	16,176	1,818,184	1,740,296

Long-term	4,012,209	64,751	194,692	23,053	4,294,705	$4,116,127

Cash management	275,554	(8,920)	505	1,249	268,388
Advisory(4)	36,325	(5,791)	407	(422)	30,519

Total	$4,324,088	$50,040	$195,604	$23,880	$4,593,612

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $269.5 billion, or 6%, to $4.594 trillion at June 30, 2014 from $4.324 trillion at December 31, 2013, driven largely by net market appreciation, positive net inflows and foreign exchange gains.

Net market appreciation of $195.6 billion reflected $120.9 billion of growth in equity products due to higher U.S. and global equity markets and appreciation of $50.7 billion in fixed income products across the majority of strategies.

AUM increased $23.9 billion from foreign exchange movements primarily resulting from the weakening of the U.S. dollar against the pound sterling.

Net Subscriptions (Redemptions).    Net subscriptions of $50.0 billion reflected $64.8 billion of long-term net inflows across all client types, including $38.2 billion and $27.1 billion from iShares and retail, respectively. Net subscriptions in long-term products of $64.8 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $38.2 billion, including U.S. and European iShares net inflows of $26.3 billion and $13.0 billion, respectively. Equity net inflows totaled $21.6 billion across all strategies. Strong demand for local currency and U.S. and emerging markets strategies drove fixed income net inflows of $16.1 billion;

•	Non-ETF index fixed income net inflows of $12.7 billion, reflecting strong demand for local currency and U.S. targeted duration mandates;
•

Multi-asset net inflows of $11.8 billion driven by $6.9 billion of institutional net inflows, reflecting continued demand for the LifePath target-date suite, and $4.7 billion into retail strategies, concentrated in the flagship Global Allocation and Multi-Asset Income funds;

•

Active fixed income net inflows of $8.1 billion, led by retail fixed income net inflows of $14.3 billion, which reflected strong interest in unconstrained fixed income offerings, including $5.8 billion of net inflows into the Strategic Income Opportunities fund; and

•	Non-ETF index equity net inflows of $4.2 billion, led by retail net inflows into U.S. and regional and country specific mandates.

Net Redemptions

•	Active equity net outflows of $12.3 billion, including scientific active equity net outflows of $6.4 billion and fundamental equity net outflows of $5.9 billion.

Cash Management Net Redemptions.    Cash management net outflows of $8.9 billion were primarily comprised of net outflows from Americas institutional and retail clients out of prime strategies, partially offset by net inflows from EMEA institutional clients in offshore funds.

Advisory Net Redemptions.    Advisory net outflows of $5.8 billion were driven by portfolio liquidations. The execution of these liquidations contributed to BlackRock Solutions and advisory revenue.

Component Changes in AUM for the Twelve Months Ended June 30, 2014

The following table presents the component changes in AUM by client type and product for the twelve months ended June 30, 2014.

(in millions)	June 30, 2013	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	June 30, 2014	Average AUM(4)
Retail:
Equity	$161,441	$9,710	$13,066	$-	$28,505	$3,747	$216,469	$192,279
Fixed income	141,541	22,315	3,897	-	4,214	705	172,672	153,028
Multi-asset	99,105	14,111	2,663	-	9,994	519	126,392	114,171
Alternatives	12,292	5,927	-	136	342	272	18,969	16,220

Retail subtotal	414,379	52,063	19,626	136	43,055	5,243	534,502	475,698
iShares:
Equity	577,268	66,754	-	13,021	112,605	4,405	774,053	689,973
Fixed income	180,943	11,112	-	1,294	4,945	2,225	200,519	186,723
Multi-asset	1,107	370	-	-	147	-	1,624	1,326
Alternatives	15,079	(694)	-	1,645	1,543	63	17,636	17,544

iShares subtotal	774,397	77,542	-	15,960	119,240	6,693	993,832	895,566
Institutional:
Active:
Equity	126,425	(20,470)	-	-	23,515	4,310	133,780	132,440
Fixed income	490,490	(687)	-	-	25,642	8,220	523,665	506,559
Multi-asset	180,310	22,454	3,335	-	26,578	6,530	239,207	209,548
Alternatives	64,006	(4,841)	-	10,836	3,010	770	73,781	70,829

Active subtotal	861,231	(3,544)	3,335	10,836	78,745	19,830	970,433	919,376
Index:
Equity	1,107,981	(6,530)	(18,238)	-	233,464	21,606	1,338,283	1,235,124
Fixed income	392,385	13,144	(4,723)	-	19,947	23,116	443,869	415,862
Multi-asset	8,783	(2,931)	-	-	1,145	253	7,250	7,547
Alternatives	5,299	769	-	-	122	346	6,536	5,855

Index subtotal	1,514,448	4,452	(22,961)	-	254,678	45,321	1,795,938	1,664,388

Institutional subtotal	2,375,679	908	(19,626)	10,836	333,423	65,151	2,766,371	2,583,764

Long-term	3,564,455	130,513	-	26,932	495,718	77,087	4,294,705	$3,955,028

Cash management	252,562	9,799	-	-	768	5,259	268,388
Advisory(5)	39,990	(9,231)	-	-	44	(284)	30,519

Total	$3,857,007	$131,081	$-	$26,932	$496,530	$82,062	$4,593,612

(1)	Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail and $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.
(2)

Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF franchise acquisition in July 2013 (the “Credit Suisse ETF Transaction”) and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the twelve months ended June 30, 2014.

(in millions)	June 30, 2013	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market Change	FX impact(3)	June 30, 2014	Average AUM(4)
Equity:
Active	$280,332	($ 16,428)	$-	$-	$49,612	$7,314	$320,830	$306,534
iShares	577,268	66,754	-	13,021	112,605	4,405	774,053	689,973
Fixed income:
Active	631,808	19,563	-	-	29,667	8,686	689,724	656,746
iShares	180,943	11,112	-	1,294	4,945	2,225	200,519	186,723
Multi-asset	289,305	34,004	5,998	-	37,864	7,302	374,473	332,592
Alternatives:
Core	70,227	2,994	-	10,972	3,428	1,137	88,758	82,177
Currency and commodities(5)	26,449	(1,833)	-	1,645	1,589	314	28,164	28,271

Subtotal	2,056,332	116,166	5,998	26,932	239,710	31,383	2,476,521	2,283,016
Non-ETF Index:
Equity	1,115,515	(862)	(5,172)	-	235,872	22,349	1,367,702	1,253,309
Fixed income	392,608	15,209	(826)	-	20,136	23,355	450,482	418,703

Subtotal Non-ETF Index	1,508,123	14,347	(5,998)	-	256,008	45,704	1,818,184	1,672,012

Long-term	3,564,455	130,513	-	26,932	495,718	77,087	4,294,705	$3,955,028

Cash management	252,562	9,799	-	-	768	5,259	268,388
Advisory(6)	39,990	(9,231)	-	-	44	(284)	30,519

Total	$3,857,007	$131,081	$-	$26,932	$496,530	$82,062	$4,593,612

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.
(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF Transaction in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)	Amounts include commodity iShares.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $736.6 billion, or 19%, to $4.594 trillion at June 30, 2014 from $3.857 trillion at June 30, 2013, largely driven by market gains, positive net inflows, foreign exchange gains and acquired AUM related to the Credit Suisse ETF Transaction and the MGPA acquisition.

Net market appreciation of $496.5 billion reflected $398.1 billion of growth from equity products, primarily due to higher U.S. and global equity markets, appreciation in fixed income products of $54.7 billion across the majority of strategies and growth of $37.9 billion from multi-asset products across all strategies.

AUM increased $82.1 billion from foreign exchange movements resulting from the weakening of the U.S. dollar, primarily against the pound sterling and euro.

Net Subscriptions (Redemptions).    Net subscriptions of $131.1 billion reflected $130.5 billion of long-term net inflows across all client types, including $77.5 billion and $52.1 billion from iShares and retail, respectively. Net subscriptions in long-term products of $130.5 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $77.5 billion including U.S. and European iShares net inflows of $53.8 billion and $26.3 billion, respectively. Equity iShares net inflows totaled $66.8 billion across all strategies. Fixed income iShares inflows totaled $11.1 billion concentrated in local currency strategies;

•

Multi-asset products net inflows of $34.0 billion, reflecting strong demand for target-date funds, including LifePath portfolios, and continued demand for the flagship Global Allocation and Multi-Asset Income funds;

•

Active fixed income net inflows of $19.6 billion, led by retail fixed income net inflows of $20.3 billion, which reflected strong interest in unconstrained fixed income offerings, including $10.1 billion of net inflows into the Strategic Income Opportunities funds; and

•	Non-ETF index fixed income products net inflows of $15.2 billion, concentrated in U.S. targeted duration and local currency strategies.

Net Redemptions

•	Active equity net outflows of $16.4 billion with net outflows of $9.0 billion and $7.4 billion from scientific active equity and fundamental products, respectively.

Cash Management Net Subscriptions.    Cash management net inflows of $9.8 billion were comprised of net inflows from European institutional clients concentrated in offshore funds, partially offset by net outflows from Americas institutional and retail clients primarily out of prime strategies.

Advisory Net Redemptions.    Advisory net outflows of $9.2 billion were driven by portfolio liquidations. The execution of these liquidations contributed to BlackRock Solutions and advisory revenue.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2014 and 2013 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$478	$432	$941	$865
iShares	677	584	1,311	1,155
Fixed income:
Active	346	322	670	634
iShares	122	120	235	236
Multi-asset	300	253	586	501
Alternatives:
Core	161	136	320	272
Currency and commodities	23	25	45	55

Subtotal	2,107	1,872	4,108	3,718
Non-ETF Index:
Equity	183	161	341	301
Fixed income	71	61	129	118

Subtotal Non-ETF Index	254	222	470	419

Long-term	2,361	2,094	4,578	4,137
Cash management	73	83	147	169

Total base fees	2,434	2,177	4,725	4,306
Investment advisory performance fees:
Equity	31	17	53	34
Fixed income	5	9	13	10
Multi-asset	10	3	13	10
Alternatives	69	60	194	143

Total	115	89	273	197
BlackRock Solutions and advisory	146	138	300	264
Distribution fees	18	18	37	35
Other revenue	65	60	113	129

Total revenue	$2,778	$2,482	$5,448	$4,931

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2014	2013	2014	2013	2014	2013	2014	2013
Equity:
Active	19%	20%	7%	7%	20%	20%	7%	7%
iShares	28%	26%	17%	15%	28%	27%	17%	15%
Fixed income:
Active	14%	15%	15%	17%	14%	15%	15%	17%
iShares	5%	6%	4%	5%	5%	5%	4%	5%
Multi-asset	12%	12%	8%	7%	12%	12%	8%	7%
Alternatives:
Core	7%	6%	2%	2%	7%	6%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%

Subtotal	86%	86%	54%	54%	87%	86%	54%	54%
Non-ETF Index:
Equity	8%	7%	30%	29%	7%	7%	30%	29%
Fixed income	3%	3%	10%	10%	3%	3%	10%	10%

Subtotal Non-ETF Index:	11%	10%	40%	39%	10%	10%	40%	39%

Long-term	97%	96%	94%	93%	97%	96%	94%	93%

Cash management	3%	4%	6%	7%	3%	4%	6%	7%

Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenue increased $296 million, or 12%, from the second quarter of 2013, reflecting growth in markets, long-term net inflows and strength in performance fees and BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $2,434 million in the current quarter increased $257 million from $2,177 million in the second quarter of 2013 due to higher long-term average AUM. Securities lending fees of $140 million in the current quarter increased $4 million from the second quarter of 2013.

Investment advisory performance fees were $115 million in the current quarter compared with $89 million in the second quarter of 2013, primarily reflecting higher fees from equity and alternative products.

BlackRock Solutions and advisory revenue in the current quarter totaled $146 million compared with $138 million in the second quarter of 2013. The current quarter reflected higher revenue from Aladdin mandates. BlackRock Solutions and advisory revenue included $109 million in Aladdin business revenue in the current quarter compared with $98 million in the second quarter of 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenue increased $517 million, or 10%, from the six months ended June 30, 2013, reflecting growth in markets, long-term net inflows and strength in performance fees and BlackRock Solutions and advisory revenue, partially offset by lower other revenue.

Investment advisory, administration fees and securities lending revenue of $4,725 million in the six months ended June 30, 2014 increased $419 million from $4,306 million in the six months ended June 30, 2013 due to higher long-term average AUM. Securities lending fees of $245 million in the six months ended June 30, 2014 decreased $3 million from the prior year period.

Investment advisory performance fees were $273 million in the six months ended June 30, 2014 compared with $197 million in the prior year period. The six months ended June 30, 2014 primarily reflected a large performance fee in the first quarter of 2014 associated with the planned final liquidation of a closed-end mortgage fund and higher fees from equity products.

BlackRock Solutions and advisory revenue totaled $300 million in the six months ended June 30, 2014 compared with $264 million in the six months ended June 30, 2013. The current period reflected higher revenue from Aladdin mandates and higher revenue from advisory assignments. BlackRock Solutions and advisory revenue included $218 million in Aladdin business revenue in the six months ended June 30, 2014 compared with $197 million in the prior period year.

Other revenue decreased $16 million from the six months ended June 30, 2013, primarily due to lower earnings from certain strategic investments.

Expense

	Three Months Ended, June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Expense, GAAP:
Employee compensation and benefits	$948	$864	$1,930	$1,769
Distribution and servicing costs	89	90	178	181
Amortization of deferred sales commissions	14	12	29	24
Direct fund expense	187	162	366	323
General and administration:
Marketing and promotional	109	106	197	195
Occupancy and office related	72	64	133	127
Portfolio services	54	48	104	98
Technology	43	40	84	78
Professional services	31	31	55	59
Communications	10	10	20	19
Closed-end fund launch costs	-	-	-	16
Charitable Contribution	-	124	-	124
Other general and administration	58	42	97	80

Total general and administration expense	377	465	690	796
Amortization of intangible assets	41	40	82	80

Total expense, GAAP	$1,656	$1,633	$3,275	$3,173

Less non-GAAP expense adjustments(1):
Employee compensation and benefits:
PNC LTIP funding obligation	8	9	16	17
Compensation expense related to appreciation (depreciation) on deferred compensation plans	3	-	6	4
General and administration:
Charitable Contribution	-	124	-	124

Total non-GAAP expense adjustments	11	133	22	145
Expense, as adjusted:
Employee compensation and benefits	$937	$855	$1,908	$1,748
Distribution and servicing costs	89	90	178	181
Amortization of deferred sales commissions	14	12	29	24
Direct fund expense	187	162	366	323
General and administration	377	341	690	672
Amortization of intangible assets	41	40	82	80

Total expense, as adjusted	$1,645	$1,500	$3,253	$3,028

(1)	See Non-GAAP Financial Measures for further information on as adjusted items.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

GAAP.    Expense increased $23 million, or 1%, from the second quarter of 2013, primarily reflecting higher revenue-related expense, including compensation and direct fund expense in the three months ended June 30, 2014. The three months ended June 30, 2013 included the $124 million Charitable Contribution.

Employee compensation and benefits expense increased $84 million, or 10%, to $948 million in the current quarter from $864 million in the second quarter of 2013, reflecting higher headcount and higher incentive compensation driven by higher operating income. Employees at June 30, 2014 totaled approximately 11,600 compared with approximately 10,700 at June 30, 2013.

Distribution and servicing costs totaled $89 million in the current quarter compared with $90 million in the second quarter of 2013. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs in the second quarter of 2014 and 2013 included $45 million and $47 million, respectively, of costs attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $88 million from the second quarter of 2013, largely driven by the $124 million Charitable Contribution expense. The second quarter of 2014 included higher other expense, including elevated legal and regulatory expense.

As Adjusted.    Expense, as adjusted, increased $145 million, or 10%, to $1,645 million in the current quarter from $1,500 million in the second quarter of 2013. The increase in total expense, as adjusted, is primarily attributable to higher employee compensation and benefits, general and administration expense and direct fund expense. Amounts related to the Charitable Contribution have been excluded from as adjusted results.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

GAAP.    Expense increased $102 million, or 3%, from the six months ended June 30, 2013, primarily reflecting higher revenue-related expense, including compensation and direct fund expense. The six months ended June 30, 2013 included the $124 million related to the Charitable Contribution.

Employee compensation and benefits expense increased $161 million, or 9%, to $1,930 million in the six months ended June 30, 2014 from $1,769 million in the prior year period, reflecting higher headcount and higher incentive compensation driven by higher operating income.

Direct fund expense increased $43 million from the six months ended June 30, 2013, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expense of the funds.

General and administration expense decreased $106 million from the six months ended June 30, 2013, primarily related to the $124 million related to the Charitable Contribution and the impact of closed-end fund launch costs of $16 million (excluding $2 million included in employee compensation and benefits expense) incurred in the second quarter of 2013.

As Adjusted.    Expense, as adjusted, increased $225 million, or 7%, to $3,253 million in the six months ended June 30, 2014 from $3,028 million in the prior year period. The increase in total expense, as adjusted, is primarily attributable to higher employee compensation and benefits, direct fund expense and general and administration expense. Amounts related to the Charitable Contribution have been excluded from as adjusted results.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Nonoperating income (expense), GAAP basis	$16	$69	$33	$110
Less: Net income (loss) attributable to NCI(1)	33	(23)	21	11

Nonoperating income (expense)(2)	(17)	92	12	99
Gain related to the Charitable Contribution	-	(80)	-	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	-	(6)	(4)

Nonoperating income (expense), as adjusted(2)	($20)	$12	$6	$15

(1)

Amounts included gains of $28 million and losses of $23 million attributable to consolidated variable interest entities (“VIEs”) for the quarters ended June 30, 2014 and 2013, respectively. Amounts included gains of $12 million and gains of $4 million attributable to consolidated VIEs for the six months ended June 30, 2014 and 2013, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net gain (loss) on investments(1)
Private equity	$12	$4	$56	$23
Real estate	8	7	10	10
Distressed credit/mortgage funds/opportunistic funds	6	4	16	23
Hedge funds/funds of hedge funds	8	5	19	8
Other investments(2)	3	2	5	9

Subtotal	37	22	106	73
Gain related to PennyMac IPO	-	39	-	39
Gain related to the Charitable Contribution	-	80	-	80
Investments related to deferred compensation plans	3	-	6	4

Total net gain (loss) on investments	40	141	112	196
Interest and dividend income	3	4	13	10
Interest expense	(60)	(53)	(113)	(107)

Net interest expense	(57)	(49)	(100)	(97)

Total nonoperating income (expense)(1)	(17)	92	12	99
Gain related to the Charitable Contribution	-	(80)	-	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(3)	-	(6)	(4)

Nonoperating income (expense), as adjusted(1)	($20)	$12	$6	$15

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Net gains on investments of $40 million in the current quarter decreased $101 million from the second quarter of 2013. The second quarter of 2013 included a noncash, nonoperating pre-tax gain of $80 million related to the Charitable Contribution and a $39 million pre-tax gain related to the PennyMac IPO.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Net gains on investments of $112 million in the six months ended June 30, 2014 decreased $84 million from the prior year period. The six months ended June 30, 2013 included the noncash, nonoperating pre-tax gain of $80 million related to the Charitable Contribution and the $39 million pre-tax gain related to the PennyMac IPO, partially offset by the positive impact of the monetization of a non-strategic, opportunistic private equity investment included in the six months ended June 30, 2014.

Income Tax Expense

	GAAP				As Adjusted
(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Income before income taxes(1)	$1,105	$941	$2,185	$1,857	$1,113	$994	$2,201	$1,918
Income tax expense	$297	$212	$621	$496	$276	$272	$602	$559
Effective tax rate	26.8%	22.5%	28.4%	26.7%	24.8%	27.3%	27.4%	29.1%

(1)	Net of net income (loss) attributable to NCI.

The three and six months ended June 30, 2014 GAAP tax rate included a $23 million net noncash expense, primarily associated with the revaluation of certain deferred tax liabilities arising from the state and local tax effect of changes in the Company’s organizational structure, which has been excluded from as adjusted results. In addition, the three and six months ended June 30, 2014 GAAP tax rate benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items.

The three and six months ended June 30, 2013 GAAP tax rate included a net tax benefit of approximately $57 million recognized in connection with the Charitable Contribution, which has been excluded from as adjusted results. In addition, the three and six months ended June 30, 2013 GAAP tax rate included a tax benefit of approximately $29 million, primarily due to the realization of loss carryforwards.

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

The Company presents the as adjusted balance sheet as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or noncontrolling interests that ultimately do not have an impact on stockholders’ equity (excluding appropriated retained earnings related to consolidated collateralized loan obligations (“CLOs”)) or cash flows. Management views the as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Consolidated VIEs

At June 30, 2014, BlackRock’s consolidated VIEs included multiple CLOs and one private investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

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

	June 30, 2014
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$5,127	$-	$-	$120	$5,007
Accounts receivable	4,207	-	-	-	4,207
Investments	2,095	-	-	43	2,052
Assets of consolidated VIEs	2,903	-	2,903	-	-
Separate account assets and separate account collateral held under securities lending agreements	185,553	185,553	-	-	-
Other assets(1)	1,419	-	-	17	1,402

Subtotal	201,304	185,553	2,903	180	12,668
Goodwill and intangible assets, net	30,389	-	-	-	30,389

Total assets	$231,693	$185,553	$2,903	$180	$43,057

Liabilities
Accrued compensation and benefits	$1,079	$-	$-	$-	$1,079
Accounts payable and accrued liabilities	3,091	-	-	-	3,091
Liabilities of consolidated VIEs	2,852	-	2,852	-	-
Borrowings	5,936	-	-	-	5,936
Separate account liabilities and separate account collateral liabilities under securities lending agreements	185,553	185,553	-	-	-
Deferred income tax liabilities	5,177	-	-	-	5,177
Other liabilities	939	-	-	13	926

Total liabilities	204,627	185,553	2,852	13	16,209

Equity
Total stockholders’ equity(2)	26,881	-	33	-	26,848
Noncontrolling interests	185	-	18	167	-

Total equity	27,066	-	51	167	26,848

Total liabilities and equity	$231,693	$185,553	$2,903	$180	$43,057

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes $33 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.    Cash and cash equivalents at June 30, 2014 and December 31, 2013 included $120 million and $114 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2014).

Accounts receivable at June 30, 2014 increased $1,960 million from December 31, 2013 due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments decreased $56 million from December 31, 2013 (for more information see Investments herein). Goodwill and intangible assets decreased $92 million from December 31, 2013, primarily due to $82 million of amortization of intangible assets. Other assets (including property, plant and equipment) increased $202 million from December 31, 2013, primarily related to an increase in current taxes receivable, partially offset by a decrease in property and equipment due to depreciation.

Liabilities.    Accrued compensation and benefits at June 30, 2014 decreased $668 million from December 31, 2013, primarily due to 2013 incentive compensation cash payments in the first quarter of 2014, partially offset by the effect of 2014 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2014 increased $2,007 million from December 31, 2013 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expense, partially offset by a decrease in current income taxes payable. Borrowings increased $997 million from December 31, 2013 resulting from net proceeds from the $1.0 billion issuance of long-term borrowings in March 2014.

Net deferred income tax liabilities at June 30, 2014 increased $92 million, primarily due to the effects of temporary differences associated with stock compensation. Other liabilities decreased $65 million from December 31, 2013, primarily resulting from a decrease in deferred carry interest and other operating liabilities.

Investments

Investments totaled $2,095 million at June 30, 2014 and $2,151 million at December 31, 2013. Investments include consolidated investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	June 30, 2014	December 31, 2013
Total investments, GAAP	$2,095	$2,151
Investments held by consolidated sponsored investment funds(1)	(662)	(826)
Net exposure to consolidated investment funds	619	732

Total investments, as adjusted	2,052	2,057
Federal Reserve Bank stock	(91)	(90)
Carried interest	(114)	(103)
Deferred compensation investments	(95)	(97)
Hedged investments	(254)	(184)

Total “economic” investment exposure	$1,498	$1,583

(1)

At June 30, 2014 and December 31, 2013, approximately $662 million and $826 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, were consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
Private equity	$315	$328
Real estate	125	125
Distressed credit/mortgage funds/opportunistic funds	143	148
Hedge funds/funds of hedge funds	332	348
Other investments(1)	583	634

Total “economic” investment exposure	$1,498	$1,583

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2014 was as follows:

(in millions)
Investments, as adjusted, December 31, 2013	$2,057
Purchases/capital contributions	391
Sales/maturities	(459)
Distributions	(76)
Market valuations/earnings from equity method investments	128
Carried interest capital allocations	11

Investments, as adjusted, June 30, 2014	$2,052

The following table represents investments, as adjusted at June 30, 2014:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at June 30, 2014
Total investments, as adjusted(2)	$631	$569	$513	$339	$2,052

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2013	$4,390	$114	$-	$4,276
Cash flows from operating activities	526	(113)	(340)	979
Cash flows from investing activities	94	(43)	-	137
Cash flows from financing activities	73	162	340	(429)
Effect of exchange rate changes on cash and cash equivalents	44	-	-	44

Net change in cash and cash equivalents	737	6	-	731

Cash and cash equivalents, June 30, 2014	$5,127	$120	$-	$5,007

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from BlackRock Solutions and advisory products and services, other revenue and distribution fees. BlackRock uses its cash to pay all operating expense, interest and principal on the Company’s borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expense incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2014 were $137 million and primarily reflected $394 million of net proceeds from sales and maturities of certain investments, partially offset by $256 million of investment purchases.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the six months ended June 30, 2014 were $429 million, primarily resulting from cash outflows related to $832 million of share repurchases, including $500 million in open market transactions and $332 million of employee tax withholdings related to employee stock transactions and $692 million of cash dividend payments. Cash outflows from financing activities were partially offset by $1.0 billion of proceeds from issuance of long-term borrowings and $93 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2014 and December 31, 2013 were as follows:

(in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$5,127	$4,390
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(120)	(114)

Subtotal	5,007	4,276
Credit facility – undrawn	3,990	3,990

Total liquidity	$8,997	$8,266

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased $731 million during the six months ended June 30, 2014, primarily reflecting proceeds from long-term debt issuances in March 2014 and cash from operations, partially offset by cash payments of 2013 year-end incentive awards and share repurchases of $832 million.

A significant portion of the Company’s $2,052 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approvals.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 1.7 million common shares in open market-transactions under the share repurchase program for $500 million during the six months ended June 30, 2014. At June 30, 2014, there were 4.8 million shares still authorized to be repurchased.

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

At June 30, 2014, the Company was required to maintain approximately $1.2 billion compared with $1.1 billion at December 31, 2013 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2014 Revolving Credit Facility.    In March 2014, the Company’s credit facility was amended to extend the maturity date by one year to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2014. The 2014 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At June 30, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2014 credit facility. At June 30, 2014 and December 31, 2013, BlackRock had no CP Notes outstanding.

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

At June 30, 2014, the principal amount of long-term borrowings outstanding was $5.950 billion. See Note 12, Borrowings, in the 2013 Form 10-K for more information on borrowings outstanding as of December 31, 2013. During the six months ended June 30, 2014, the Company paid approximately $98 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2014 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2014	$1,000	$ 116	$1,116
2015	750	191	941
2016	-	186	186
2017	700	186	886
2018	-	142	142
2019	1,000	142	1,142
Thereafter	2,500	269	2,769

Total	$5,950	$1,232	$7,182

Investment Commitments.    At June 30, 2014, the Company had $181 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $181 million, the Company had approximately $33 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Payments Related to Business Acquisitions.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the acquisition date. The fair value of the contingent payments at June 30, 2014 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At June 30, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $129.6 billion. The Company held, as agent, cash and securities totaling $136.8 billion as collateral for indemnified securities on loan at June 30, 2014. The fair value of these indemnifications was not material at June 30, 2014.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2013 Form 10-K for further information.

Consolidation of Variable Interest Entities.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At June 30, 2014, the Company’s consolidated VIEs consisted of the following:

CLOs.    At June 30, 2014, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At June 30, 2014, the Company had $2,885 million and $2,852 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The Company recorded appropriated retained earnings for the difference between the assets and liabilities of the CLOs recorded on the condensed consolidated statement of financial condition as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with these VIEs.

Sponsored Private Equity Funds of Funds.    At June 30, 2014, BlackRock was determined to be the PB of one investment fund of funds and was deemed to absorb the majority of the variability due to its de facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At June 30, 2014, the Company had recorded $3 million, $15 million and $18 million in cash and cash equivalents, investments and nonredeemable noncontrolling interests related to the consolidated VIE, respectively, on its condensed consolidated statement of financial condition related to this VIE. Changes in the fair value of the assets and liabilities of this VIE recorded on the condensed consolidated statement of financial condition have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $590 million of Level 3 investments, or 28% of total GAAP investments at June 30, 2014, primarily included co-investments in private equity funds of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit, opportunistic funds and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations to value these investments.

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

In addition, the Company receives carried interest from certain alternative investments upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in investments or cash, to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2014 and December 31, 2013, the Company had $80 million and $108 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

For the six months ended June 30, 2014 and 2013, performance fee revenue totaled $273 million and $197 million, respectively.

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2014 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2014, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $176 million and $78 million, respectively.

At June 30, 2014, approximately $662 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,498 million. See Balance Sheet Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At June 30, 2014, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $824 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $82.4 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2014, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $674 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $10.2 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $226 million at June 30, 2014. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $22.6 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At June 30, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $227 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2014. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There have been no changes in internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

SEC Wells Notice

In June 2012, BlackRock Advisors, LLC (“BlackRock Advisors”), a subsidiary of BlackRock, announced that its then-employee Daniel J. Rice III would, among other things, no longer serve as a portfolio manager for the BlackRock Energy & Resources Portfolio in order to address any perception of a potential conflict of interest as a result of his personal investments and involvement in a family business, Rice Energy LP and related entities. The Company concluded that there was no improper trading within the portfolios managed by Mr. Rice and that no clients were harmed. BlackRock Advisors further announced that Mr. Rice would retire from BlackRock Advisors, which he did in December 2012. Since 2012, BlackRock Advisors has cooperated with the staff of the SEC in an investigation of this matter.

On June 17, 2014, BlackRock Advisors received a written “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend to the Commission that the SEC file an action against BlackRock Advisors.

A Wells Notice is neither a formal allegation of wrongdoing nor a finding that BlackRock Advisors violated any law. Rather, it provides BlackRock Advisors an opportunity to respond to issues raised by the SEC staff and offer its perspective prior to any SEC decision.

The SEC staff has taken the preliminary view that BlackRock Advisors’ disclosure as it related to Mr. Rice’s situation, and its policies and procedures, were inadequate. The Wells Notice indicates that the basis of any action against BlackRock Advisors would be violations of Section 206 of the Investment Advisers Act of 1940 and Rule 206(4)-7 thereunder, as well as Rule 38a-1 of the Investment Company Act of 1940. BlackRock Advisors does not believe these provisions were violated.

BlackRock Advisors will continue to cooperate fully with the SEC’s inquiry and has made a submission to the SEC staff setting forth why no action should be commenced against it.

The Company does not expect any resolution of the matter to have a material adverse effect on its financial results or operations.

All Legal Proceedings

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits, will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2014 through April 30, 2014	217,065	(2)	$303.80	211,497	5,499,358

May 1, 2014 through May 31, 2014	572,787	(2)	$300.80	564,107	4,935,251

June 1, 2014 through June 30, 2014	61,943	(2)	$306.91	52,595	4,882,656

Total	851,795		$302.01	828,199

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

Item  6.       Exhibits

Exhibit No.	Description
10.1(1)	Amendment No. 2 to the Amended and Restated BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-197764) filed on July 31, 2014.
+	Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: August 8, 2014		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Amendment No. 2 to the Amended and Restated BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-197764) filed on July 31, 2014.
+	Denotes compensatory plans or arrangements.