Form 10-Q
period 2014-09-30
BlackRock Inc.
filed 2014-11-07
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 165,213,996 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except share data)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 6,149	$ 4,390
Accounts receivable	2,631	2,247
Investments	1,951	2,151
Assets of consolidated variable interest entities:
Cash and cash equivalents	175	161
Bank loans, other investments and other assets	2,883	2,325
Separate account assets	156,479	155,113
Separate account collateral held under securities lending agreements	20,966	21,788
Property and equipment (net of accumulated depreciation of $680 and $611 at September 30, 2014 and December 31, 2013, respectively)	468	525
Intangible assets (net of accumulated amortization of $1,176 and $1,057 at September 30, 2014 and December 31, 2013, respectively)	17,378	17,501
Goodwill	12,966	12,980
Other assets	766	692

Total assets	$222,812	$219,873

Liabilities
Accrued compensation and benefits	$ 1,487	$ 1,747
Accounts payable and accrued liabilities	1,576	1,084
Liabilities of consolidated variable interest entities:
Borrowings	2,889	2,369
Other liabilities	167	74
Borrowings	5,937	4,939
Separate account liabilities	156,479	155,113
Separate account collateral liabilities under securities lending agreements	20,966	21,788
Deferred income tax liabilities	5,056	5,085
Other liabilities	971	1,004

Total liabilities	195,528	193,203

Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	49	54
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at September 30, 2014 and December 31, 2013;
Shares issued: 171,252,185 at September, 30, 2014 and December 31, 2013;
Shares outstanding: 165,475,182 and 166,589,688 at September 30, 2014 and December 31, 2013, respectively
Preferred stock (Note 16)	-	-
Additional paid-in capital	19,270	19,473
Retained earnings	9,673	8,208
Appropriated retained earnings	(13)	22
Accumulated other comprehensive loss	(169)	(35)
Treasury stock, common, at cost (5,777,003 and 4,662,497 shares held at September 30, 2014 and December 31, 2013, respectively)	(1,657)	(1,210)

Total BlackRock, Inc. stockholders’ equity	27,106	26,460
Nonredeemable noncontrolling interests	114	135
Nonredeemable noncontrolling interests of consolidated variable interest entities	15	21

Total permanent equity	27,235	26,616

Total liabilities, temporary equity and permanent equity	$222,812	$219,873

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$1,744	$1,478	$5,044	$4,403
Other third parties	724	675	2,149	2,056

Total investment advisory, administration fees and securities lending revenue	2,468	2,153	7,193	6,459
Investment advisory performance fees	133	96	406	293
BlackRock Solutions and advisory	165	156	465	420
Distribution fees	17	19	54	54
Other revenue	66	48	179	177

Total revenue	2,849	2,472	8,297	7,403
Expense
Employee compensation and benefits	973	866	2,903	2,635
Distribution and servicing costs	90	85	268	266
Amortization of deferred sales commissions	14	14	43	38
Direct fund expense	199	167	565	490
General and administration	376	334	1,066	1,130
Amortization of intangible assets	40	40	122	120

Total expense	1,692	1,506	4,967	4,679

Operating income	1,157	966	3,330	2,724
Nonoperating income (expense)
Net gain (loss) on investments	46	32	167	235
Net gain (loss) on consolidated variable interest entities	(47)	(6)	(35)	(2)
Interest and dividend income	10	8	23	18
Interest expense	(61)	(52)	(174)	(159)

Total nonoperating income (expense)	(52)	(18)	(19)	92

Income before income taxes	1,105	948	3,311	2,816
Income tax expense	232	219	853	715

Net income	873	729	2,458	2,101
Less:
Net income (loss) attributable to redeemable noncontrolling interests	-	-	2	(1)
Net income (loss) attributable to nonredeemable noncontrolling interests	(44)	(1)	(25)	11

Net income attributable to BlackRock, Inc.	$917	$730	$2,481	$2,091

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.46	$4.30	$14.72	$12.26
Diluted	$5.37	$4.21	$14.48	$12.02
Cash dividends declared and paid per share	$1.93	$1.68	$5.79	$5.04
Weighted-average common shares outstanding:
Basic	167,933,040	169,811,633	168,571,354	170,581,930
Diluted	170,778,766	173,371,508	171,351,276	174,012,876

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$873	$729	$2,458	$2,101
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	(1)	2	3	3
Less: reclassification adjustment included in net income(1)	2	1	8	10

Net change from available-for-sale investments, net of tax	(3)	1	(5)	(7)
Foreign currency translation adjustments	(167)	118	(129)	(13)

Other comprehensive income (loss)	(170)	119	(134)	(20)

Comprehensive income	703	848	2,324	2,081
Less: Comprehensive income (loss) attributable to noncontrolling interests	(44)	(1)	(23)	10

Comprehensive income attributable to BlackRock, Inc.	$747	$849	$2,347	$2,071

(1)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2014 and 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2013	$19,475	$8,208	$22	($35)	($1,210)	$26,460	$135	$21	$26,616	$54
Net income	-	2,481	-	-	-	2,481	10	(35)	2,456	2
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	(35)	-	-	(35)	-	35	-	-
Dividends paid	-	(1,016)	-	-	-	(1,016)	-	-	(1,016)	-
Stock-based compensation	336	-	-	-	-	336	-	-	336	-
Issuance of common shares related to employee stock transactions	(632)	-	-	-	641	9	-	-	9	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(338)	(338)	-	-	(338)	-
Shares repurchased	-	-	-	-	(750)	(750)	-	-	(750)	-
Net tax benefit (shortfall) from stock-based compensation	93	-	-	-	-	93	-	-	93	-
Subscriptions (redemptions/ distributions)-noncontrolling interest holders	-	-	-	-	-	-	(31)	(6)	(37)	247
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(254)
Other comprehensive income (loss)	-	-	-	(134)	-	(134)	-	-	(134)	-

September 30, 2014	$19,272	$9,673	($13)	($169)	($1,657)	$27,106	$114	$15	$27,235	$49

(1)	Amounts include $2 million of common stock at both September 30, 2014 and December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	($59)	($432)	$25,403	$155	$27	$25,585	$32
Net income	-	2,091	-	-	-	2,091	13	(2)	2,102	(1)
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	(4)	-	-	(4)	-	4	-	-
Dividends paid	-	(882)	-	-	-	(882)	-	-	(882)	-
Stock-based compensation	339	-	-	-	1	340	-	-	340	-
Issuance of common shares related to employee stock transactions	(402)	-	-	-	422	20	-	-	20	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(234)	(234)	-	-	(234)	-
Shares repurchased	-	-	-	-	(750)	(750)	-	-	(750)	-
Net tax benefit (shortfall) from stock-based compensation	35	-	-	-	-	35	-	-	35	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	(41)	124	83	104
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	(134)	(134)	(94)
Other comprehensive income (loss)	-	-	-	(20)	-	(20)	-	-	(20)	-

September 30, 2013	$19,393	$7,653	$25	($79)	($993)	$25,999	$127	$19	$26,145	$41

(1)	Amounts include $2 million of common stock at both September 30, 2013 and December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$2,458	$2,101
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	215	215
Amortization of deferred sales commissions	43	38
Stock-based compensation	336	340
Deferred income tax expense (benefit)	(31)	(44)
Net (gains) losses on nontrading investments	(53)	(46)
Purchases of investments within consolidated sponsored investment funds	(151)	(45)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	113	112
Gain related to PennyMac initial public offering	-	(39)
Gain related to the charitable contribution	-	(80)
Charitable contribution	-	124
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	10	204
Net (gains) losses within consolidated VIEs	35	2
Net (purchases) proceeds and distributions within consolidated VIEs	(540)	15
(Earnings) losses from equity method investees	(133)	(110)
Distributions of earnings from equity method investees	44	39
Other adjustments	7	-
Changes in operating assets and liabilities:
Accounts receivable	(426)	(2,061)
Investments, trading	(189)	(205)
Other assets	(139)	(139)
Accrued compensation and benefits	(272)	(225)
Accounts payable and accrued liabilities	473	2,264
Other liabilities	10	16

Cash flows from operating activities	1,810	2,476

Cash flows from investing activities
Purchases of investments	(304)	(188)
Proceeds from sales and maturities of investments	504	225
Distributions of capital from equity method investees	130	51
Net consolidations (deconsolidations) of sponsored investment funds	(33)	(63)
Acquisitions, net of cash acquired	-	(240)
Purchases of property and equipment	(40)	(60)

Cash flows from investing activities	257	(275)

Cash flows from financing activities
Repayments of short-term borrowings	-	(100)
Repayments of long-term borrowings	-	(750)
Proceeds from long-term borrowings	997	-
Cash dividends paid	(1,016)	(882)
Repurchases of common stock	(1,088)	(984)
Net proceeds from (repayments of) borrowings by consolidated VIEs	536	(343)
Net (redemptions/distributions paid) / subscriptions received from noncontrolling interests holders	210	187
Excess tax benefit from stock-based compensation	93	40
Other financing activities	5	20

Cash flows from financing activities	(263)	(2,812)

Effect of exchange rate changes on cash and cash equivalents	(45)	(8)

Net increase (decrease) in cash and cash equivalents	1,759	(619)
Cash and cash equivalents, beginning of period	4,390	4,606

Cash and cash equivalents, end of period	$6,149	$3,987

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$140	$125
Interest on borrowings of consolidated VIEs	$112	$82
Income taxes	$992	$746
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$632	$402
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	($254)	($228)

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

At September 30, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

2.  Significant Accounting Policies

Basis of Presentation.    These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests on the condensed consolidated statements of financial condition represents the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

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

The interim financial information at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

As a result of the Company’s ability to resell or repledge the collateral, the Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the nine months ended September 30, 2014 and 2013, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2014 and December 31, 2013, the fair value of loaned securities held by separate account assets was approximately $19.1 billion and $19.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $21.0 billion and $21.8 billion, respectively.

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

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2014

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

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	September 30, 2014	December 31, 2013
Available-for-sale investments	$221	$183
Held-to-maturity investments	64	83
Trading investments:
Consolidated sponsored investment funds	396	385
Other equity and debt securities	18	43
Deferred compensation plan mutual funds	63	58

Total trading investments	477	486
Other investments:
Consolidated sponsored investment funds	288	441
Equity method investments	658	697
Deferred compensation plan hedge fund equity method investments	21	39
Cost method investments(1)	96	119
Carried interest	126	103

Total other investments	1,189	1,399

Total investments	$1,951	$2,151

(1)	Amounts primarily include Federal Reserve Bank Stock.

At September 30, 2014, the Company consolidated $684 million of investments held by consolidated sponsored investment funds (excluding variable interest entities (“VIEs”)) of which $396 million and $288 million were classified as trading investments and other investments, respectively. At December 31, 2013, the Company consolidated $826 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $385 million and $441 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
September 30, 2014	Cost	Gains	Losses
Equity securities of sponsored investment funds	$222	$7	($8)	$221

December 31, 2013
Equity securities of sponsored investment funds	$180	$4	($4)	$180
Other securities	1	2	-	3

Total available-for-sale investments	$181	$6	($4)	$183

Available-for-sale investments primarily included seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $64 million and $83 million at September 30, 2014 and December 31, 2013, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At September 30, 2014, $48 million of these investments mature in one year or less, $2 million mature after one year through five years, and $14 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	September 30, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$ 48	$ 63	$ 49	$ 58
Equity securities/multi-asset mutual funds	195	212	174	184
Debt securities/fixed income mutual funds:
Corporate debt	87	88	128	128
Government debt	97	101	121	116
Asset/mortgage backed debt	13	13	-	-

Total trading investments	$440	$477	$472	$486

At September 30, 2014, trading investments included $204 million of equity securities and $192 million of debt securities held by consolidated sponsored investment funds, $63 million of certain deferred compensation plan mutual fund investments and $18 million of other equity and debt securities.

At December 31, 2013, trading investments included $172 million of equity securities and $213 million of debt securities held by consolidated sponsored investment funds, $58 million of certain deferred compensation plan mutual fund investments and $43 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	September 30, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$274	$288	$420	$441
Equity method	559	658	613	697
Deferred compensation plan equity method investments	22	21	37	39
Cost method investments:
Federal Reserve Bank stock	91	91	90	90
Other	5	5	17	29

Total cost method investments	96	96	107	119
Carried interest	-	126	-	103

Total other investments	$951	$1,189	$1,177	$1,399

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

Cost method investments include nonmarketable securities, including Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At September 30, 2014 and December 31, 2013, there were no indicators of impairment on these investments.

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

(in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$ 127	$114
Investments:
Trading investments	396	385
Other investments	288	441
Other assets	17	20
Other liabilities	(11)	(39)
Noncontrolling interests	(163)	(189)

BlackRock’s net interests in consolidated sponsored investment funds	$654	$732

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

In addition, at September 30, 2014 and December 31, 2013, several consolidated CLOs and one sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated investment products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

September 30, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	September 30, 2014

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$218	$3	$-	$-	$221
Held-to-maturity debt securities	-	-	-	64	64
Trading:
Deferred compensation plan mutual funds	63	-	-	-	63
Equity/Multi-asset mutual funds	212	-	-	-	212
Debt securities / fixed income mutual funds	10	192	-	-	202

Total trading	285	192	-	-	477
Other investments:
Consolidated sponsored investment funds:
Private / public equity(2)	6	21	258	-	285
Hedge funds / Funds of funds	-	-	3	-	3

Total consolidated sponsored investment funds	6	21	261	-	288
Equity method:
Hedge funds / Funds of hedge funds	-	241	73	5	319
Private equity investments	-	-	104	-	104
Real estate funds	-	21	92	8	121
Fixed income mutual funds	19	-	-	-	19
Other	95	-	-	-	95

Total equity method	114	262	269	13	658
Deferred compensation plan equity method investments	-	-	21	-	21
Cost method investments	-	-	-	96	96
Carried interest	-	-	-	126	126

Total investments	623	478	551	299	1,951

Separate account assets	111,222	44,460	-	797	156,479
Separate account collateral held under securities lending agreements:
Equity securities	17,197	-	-	-	17,197
Debt securities	-	3,769	-	-	3,769

Total separate account collateral held under securities lending agreements	17,197	3,769	-	-	20,966
Assets of consolidated VIEs:
Bank loans and other assets	-	2,546	204	65	2,815
Bonds	-	33	17	-	50
Private / public equity(3)	2	5	11	-	18

Total assets of consolidated VIEs	2	2,584	232	65	2,883

Total	$129,044	$51,291	$783	1,161	$182,279

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$2,889	$-	$2,889
Separate account collateral liabilities under securities lending agreements	17,197	3,769	-	-	20,966
Other liabilities(4)	-	5	39	-	44

Total	$17,197	$3,774	$2,928	$-	$23,899

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

(2)	Level 3 amounts include $181 million and $77 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Level 3 amounts include $11 million of underlying third-party private equity funds held by a consolidated private equity fund of fund.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA (see Note 12, Commitments and Contingencies, for more information).

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
(5)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information), securities sold short within consolidated sponsored investment funds and contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA (see Note 12, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 investments of $551 million and $574 million at September 30, 2014 and December 31, 2013, respectively, primarily related to equity method investments and private equity funds held by consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $77 million and $28 million at September 30, 2014 and December 31, 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2014

(in millions)	June 30, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2014	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$5	$-	$-	($2)	$-	$-	$-	$3	$1
Private equity	272	1	12	(26)	(1)	-	-	258	(3)
Equity method:
Hedge funds / Funds of hedge funds	84	2	5	(4)	(14)	-	-	73	-
Private equity investments	106	1	4	-	(7)	-	-	104	2
Real estate funds	96	3	1	(2)	(6)	-	-	92	1
Deferred compensation plan equity method investments	27	(3)	-	-	(3)	-	-	21	(2)

Total Level 3 investments	590	4	22	(34)	(31)	-	-	551	(1)

Assets of consolidated VIEs:
Bank loans	153	(3)	63	(36)	-	87	(60)	204
Bonds	25	-	-	(8)	-	-	-	17
Private equity	13	-	-	(2)	-	-	-	11

Total Level 3 assets of consolidated VIEs	191	(3)	63	(46)	-	87	(60)	232	n/a (3)

Total Level 3 assets	$781	$1	$85	($80)	($31)	$87	($60)	$783

Liabilities:
Borrowings of consolidated VIEs	$2,699	$26	$-	$-	$216	$-	$-	$2,889	n/a (3)
Other liabilities	43	-	-	-	(4)	-	-	39	-

Total Level 3 liabilities	$2,742	$26	$-	$-	$212	$-	$-	$2,928

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and net proceeds from (repayments of) borrowings by consolidated VIEs.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(3)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014

(in millions)	December 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3		Transfers out of Level 3	September 30, 2014	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$24	$-	$-	($20)	($1)	$-		$-	$3	$-
Private equity	223	14	37	(56)	(1)	41	(2)	-	258	9
Equity method:
Hedge funds / Funds of hedge funds	99	6	13	(11)	(34)	-		-	73	4
Private equity investments	101	10	11	-	(18)	-		-	104	11
Real estate funds	98	12	5	(5)	(18)	-		-	92	10
Deferred compensation plan equity method investments	29	(1)	-	-	(7)	-		-	21	-

Total Level 3 investments	574	41	66	(92)	(79)	41		-	551	34

Assets of consolidated VIEs:
Bank loans	129	(3)	155	(79)	-	196		(194)	204
Bonds	35	-	-	(18)	-	-		-	17
Private equity	14	1	-	(4)	-	-		-	11

Total Level 3 assets of consolidated VIEs	178	(2)	155	(101)	-	196		(194)	232	n/a	(4)

Total Level 3 assets	$752	$39	$221	($193)	($79)	$237		($194)	$783

Liabilities:
Borrowings of consolidated VIEs	$2,369	$40	$-	$-	$560	$-		$-	$2,889	n/a	(4)
Other liabilities	42	(1)	-	-	(4)	-		-	39	-

Total Level 3 liabilities	$2,411	$39	$-	$-	$556	$-		$-	$2,928

n/a	– not applicable
(1)	Amount primarily includes distributions from equity method investees and net proceeds from (repayments of) borrowings by consolidated VIEs.
(2)	Includes investments previously held at cost.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2013

(in millions)	June 30, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2013	Total net gains (losses) included in earnings(2)
Assets:
Investments
Available-for-sale:
Equity securities (CDOs)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	47	2	-	(2)	(2)	-	-	45	-
Private equity	249	10	-	(23)	-	-	(2)	234	7
Equity method:
Hedge funds / Funds of hedge funds	157	1	1	(1)	(13)	-	-	145	1
Private equity investments	105	4	1	(10)	(2)	-	-	98	4
Real estate funds	97	6	2	-	(2)	-	-	103	6

Total Level 3 investments	656	23	4	(36)	(19)	-	(2)	626	18

Assets of consolidated VIEs:
Bank loans	93	-	18	(8)	-	40	(46)	97
Bonds	35	1	-	(1)	-	-	-	35
Private equity	19	-	-	(2)	-	-	-	17

Total Level 3 assets of consolidated VIEs	147	1	18	(11)	-	40	(46)	149	n/a	(3)

Total Level 3 assets	$803	$24	$22	($47)	($19)	$40	($48)	$775

Liabilities:
Borrowings of consolidated VIEs	$2,145	($5)	$-	$-	($82)	$-	$-	$2,068	n/a	(3)
Other liabilities	-	-	-	-	33	-	-	33

Total Level 3 liabilities	$2,145	($5)	$-	$-	($49)	$-	$-	$2,101

n/a	– not applicable
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

Assets of Consolidated VIEs.    During the three and nine months ended September 30, 2014, there were $60 million and $194 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three and nine months ended September 30, 2014, there were $87 million and $196 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

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

Significant Issuances and Other Settlements.    During the three and nine months ended September 30, 2014, other settlements included $409 million and $1,021 million, respectively, of borrowings due to a consolidation of CLOs. In addition, during the three and nine months ended September 30, 2014, other settlements included $193 million and $461 million, respectively, of repayments of borrowings of consolidated CLOs.

During the three and nine months ended September 30, 2014, there were $30 million and $77 million, respectively, of distributions from equity method investees categorized in Level 3.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At September 30, 2014 and December 31, 2013, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$6,149	$6,149	$4,390	$4,390	Level 1	(1)(2)
Accounts receivable	2,631	2,631	2,247	2,247	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	175	175	161	161	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,576	1,576	1,084	1,084	Level 1	(3)
Long-term borrowings	5,937	6,295	4,939	5,284	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.

(2)

At September 30, 2014 and December 31, 2013, approximately $94 million and $64 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund. At September 30, 2014 and December 31, 2013, approximately $127 million and $114 million, respectively, related to cash and cash equivalents held by consolidated sponsored investment funds.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

(4)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2014 and December 2013, respectively. See Note 11, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2014

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds/funds of funds	(a	)	$181	$ 24	n/r	n/r

Other funds of hedge funds	(b	)	2	-	Quarterly(100%)	60 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	314	43	Monthly(31%) Quarterly(47%) n/r(22%)	15 – 90 days

Private equity funds	(d	)	104	67	n/r	n/r

Real estate funds	(e	)	113	9	Quarterly(19%) n/r(81%)	60 days

Deferred compensation plan investments	(f	)	21	5	n/r	n/r
Consolidated VIEs:
Private equity fund	(g	)	11	1	n/r	n/r

Total			$746	$149

December 31, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$195	$23	n/r	n/r

Other funds of hedge funds	(b	)	155	-	Monthly(13%) Quarterly(78%) n/r(9%)	30 – 90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(c	)	276	84	Monthly(55%) Quarterly(11%) n/r(34%)	15 – 90 days

Private equity funds	(d	)	101	62	n/r	n/r

Real estate funds	(e	)	118	12	Quarterly(17%) n/r(83%)	60 days

Deferred compensation plan investments	(f	)	39	7	Monthly(8%) Quarterly(18%) n/r(74%)	60 – 90 days
Consolidated VIEs:
Private equity fund	(g	)	14	1	n/r	n/r

Total			$898	$189

n/r	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately six years and seven years at September 30, 2014 and December 31, 2013. The total remaining unfunded commitments to other third-party funds were $24 million and $23 million at September 30, 2014 and December 31, 2013, respectively. The Company had contractual obligations to the consolidated funds of $33 million and $30 million at September 30, 2014 and December 31, 2013, respectively.

(b)

This category includes consolidated funds of hedge funds that invest in multiple strategies to diversify risks. The fair values of the investments have been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds can be redeemed as long as there are no restrictions in place.

(c)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately two years and three years at September 30, 2014 and December 31, 2013, respectively.

(d)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years and five years at September 30, 2014 and December 31, 2013, respectively.

(e)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both September 30, 2014 and December 31, 2013.

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

(g)

This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately one and two years at September 30, 2014 and December 31, 2013, respectively. Total remaining unfunded commitments to other third-party funds were not material at both September 30, 2014 and December 31, 2013, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

Fair Value Option.

The following table summarizes information at September 30, 2014 and December 31, 2013 related to those assets and liabilities for which the fair value option was elected:

(in millions)	September 30, 2014	December 31, 2013
CLO Bank Loans:
Aggregate principal amounts outstanding	$2,799	$2,181
Fair value	2,750	2,176

Aggregate unpaid principal balance in excess of (less than) fair value	$49	$5

Unpaid principal balance of loans more than 90 days past due	$6	$14
Aggregate fair value of loans more than 90 days past due	2	9

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$5

CLO Borrowings:
Aggregate principal amounts outstanding	$2,970	$2,455
Fair value	$2,889	$2,369

At September 30, 2014, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2026.

During the three and nine months ended September 30, 2014, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $6 million loss and a $73 million gain, respectively, which were offset by a $23 million and a $73 million loss, respectively, from the change in fair value of the CLO borrowings.

During the three and nine months ended September 30, 2013, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $25 million and $104 million gain, respectively. The gains were offset by a $28 million and $92 million loss during the three and nine months ended September 30, 2013, respectively, from the change in fair value of the CLO borrowings.

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

Consolidated VIEs.    Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de facto related-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At September 30, 2014 and December 31, 2013, the following balances related to VIEs were consolidated on the condensed consolidated statements of financial condition:

(in millions)	September 30, 2014	December 31, 2013
Assets of consolidated VIEs:
Cash and cash equivalents	$175	$161
Bank loans	2,750	2,176
Bonds	50	106
Other investments and other assets	83	43

Total bank loans, bonds, other investments and other assets	2,883	2,325
Liabilities of consolidated VIEs:
Borrowings	(2,889)	(2,369)
Other liabilities	(167)	(74)
Appropriated retained earnings	13	(22)
Noncontrolling interests of consolidated VIEs	(15)	(21)

Total BlackRock net interests in consolidated VIEs	$-	$-

For the three and nine months ended September 30, 2014, the Company recorded nonoperating expense of $47 million and $35 million, respectively, offset by a $47 million and a $35 million net expense attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

For the three and nine months ended September 30, 2013, the Company recorded nonoperating expense of $6 million and $2 million, respectively, offset by a $6 million and $2 million net expense attributable to nonredeemable noncontrolling interests, respectively, on the condensed consolidated statements of income.

At September 30, 2014 and December 31, 2013, the weighted-average maturity of the bank loans and bonds were approximately 4.9 and 4.7 years, respectively.

Nonconsolidated VIEs.    At September 30, 2014 and December 31, 2013, the Company’s carrying value of assets and liabilities and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At September 30, 2014	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$-	$1	($5)	$18
Other sponsored investment funds:
Collective trusts	-	209	-	209
Other	34	179	(4)	213

Total	$34	$389	($9)	$440

At December 31, 2013
CDOs/CLOs	$-	$1	($4)	$18
Other sponsored investment funds:
Collective trusts	-	184	-	184
Other	37	137	(6)	174

Total	$37	$322	($10)	$376

(1)	At both September 30, 2014 and December 31, 2013, BlackRock’s maximum risk of loss associated with these VIEs primarily related to advisory fee receivables and BlackRock’s investments.

The net assets related to the above CDOs/CLOs that the Company does not consolidate were as follows:

(in billions)	September 30, 2014	December 31, 2013
Assets at fair value	$1	$1
Liabilities(1)	2	2

Net assets	($1)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

The net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.7 trillion to $1.8 trillion at September 30, 2014 and $1.6 trillion to $1.7 trillion at December 31, 2013. Net assets included $1.4 trillion of collective trusts at both September 30, 2014 and at December 31, 2013. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments, partially offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $176 million and $79 million, respectively. At December 31, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $117 million and $71 million, respectively.

The Company has entered into a derivative, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected future cash flows under the arrangement.

The fair values of the outstanding derivatives were not material to the condensed consolidated statements of financial condition at both September 30, 2014 and December 31, 2013.

The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange movements. At September 30, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $180 million. The fair value of the forward foreign currency exchange contracts at September 30, 2014 was not material to the condensed consolidated statements of financial condition. At December 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $792 million and a fair value of approximately $26 million.

Gains (losses) on the derivatives were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at September 30, 2014 and December 31, 2013 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2014 and 2013.

8.  Goodwill

Goodwill activity during the nine months ended September 30, 2014 was as follows:

(in millions)
December 31, 2013	$12,980
Goodwill adjustment related to Quellos(1)	(14)

September 30, 2014	$12,966

(1)

The decrease in goodwill during the nine months ended September 30, 2014 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $269 million and $293 million at September 30, 2014 and December 31, 2013, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2013	$16,991	$510	$17,501
Amortization expense	-	(122)	(122)
Other	(1)	-	(1)

September 30, 2014	$16,990	$388	$17,378

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

Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expense on the condensed consolidated statements of income for the nine months ended September 30, 2013. In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $57 million in the second quarter of 2013.

The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $155 million and $228 million, respectively, at September 30, 2014 and approximately $127 million and $273 million, respectively, at December 31, 2013. The fair value of the Company’s interest reflected the PennyMac stock price at September 30, 2014 and December 31, 2013, respectively (a Level 1 input).

See Note 11, Other Assets, in the 2013 Form 10-K for more information.

11.  Borrowings

Short-Term Borrowings

2014 Revolving Credit Facility.    In March 2014, the Company’s credit facility was amended to extend the maturity date by one year to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2014. At September 30, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2014 credit facility. At September 30, 2014 and December 31, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices at the end of September 2014 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

3.50% Notes due 2014	$1,000	$-	$1,000	$1,005
1.375% Notes due 2015	750	-	750	755
6.25% Notes due 2017	700	(1)	699	793
5.00% Notes due 2019	1,000	(2)	998	1,150
4.25% Notes due 2021	750	(3)	747	814
3.375% Notes due 2022	750	(4)	746	765
3.50% Notes due 2024	1,000	(3)	997	1,013

Total Long-term Borrowings	$5,950	($13)	$5,937	$6,295

Long-term borrowings at December 31, 2013 had a carrying value of $4.939 billion and a fair value of $5.284 billion determined using market prices at the end of December 2013.

2024 Notes.    In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes are intended to be used for general corporate purposes, including refinancing of certain indebtedness which matures in the fourth quarter of 2014. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2024 Notes were issued at a discount of $3 million that is being amortized over the term of the notes. The Company incurred approximately $6 million of debt issuance costs, which are being amortized over the term of the 2024 Notes.

See Note 12, Borrowings, in the 2013 Form 10-K for more information regarding the Company’s borrowings.

12.  Commitments and Contingencies

Investment Commitments.    At September 30, 2014, the Company had $210 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $210 million, the Company had approximately $35 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million under a derivative between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. The fair value of the remaining contingent payments at September 30, 2014 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $128.1 billion. The Company held as agent, cash and securities totaling $135.4 billion as collateral for indemnified securities on loan at September 30, 2014. The fair value of these indemnifications was not material at September 30, 2014.

13.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2014 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2013	4,612,813	$207.94
Granted	1,379,236	$318.67
Converted	(2,540,301)	$205.26
Forfeited	(83,302)	$238.97

September 30, 2014(1)	3,368,446	$254.53

(1)	At September 30, 2014, approximately 3.2 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2014, the Company granted 1,022,295 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 287,963 RSUs to employees that cliff vest 100% on January 31, 2017.

At September 30, 2014, the intrinsic value of outstanding RSUs was $1.1 billion reflecting a stock price of $328.32 at September 30, 2014.

At September 30, 2014, total unrecognized stock-based compensation expense related to unvested RSUs was $367 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

Market Performance-based RSUs.

Market performance-based RSU activity for the nine months ended September 30, 2014 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2013	1,132,113	$120.80
Granted	315,961	$195.30
Forfeited	(22,755)	$121.13

September 30, 2014(1)	1,425,319	$137.31

(1)	At September 30, 2014, approximately 1.4 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

In January 2014, the Company granted 315,961 market performance-based RSUs.

See Note 14, Stock-Based Compensation, in the 2013 Form 10-K for more information on market performance-based RSUs.

At September 30, 2014, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $113 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of September 30, 2014, 2.7 million shares had been surrendered by PNC.

At September 30, 2014, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the nine months ended September 30, 2014 is summarized below:

Outstanding at	Shares Under Option	Weighted- Average Exercise Price
December 31, 2013	931,758	$167.76
Exercised(1)	(15,032)	$167.76

September 30, 2014(1)	916,726	$167.76

(1)	The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 was $2.1 million. At September 30, 2014, all options were vested.

The remaining average life of stock options outstanding at September 30, 2014 is approximately two years.

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

Capital Requirements.    At September 30, 2014, the Company was required to maintain approximately $1.0 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

15.  Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component for the three and nine months ended September 30, 2014 were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
For the Three Months Ended September 30, 2014
June 30, 2014	$5	$6	($10)	$1
Other comprehensive income (loss) before reclassifications(2)	(1)	-	(167)	(168)
Amount reclassified from AOCI(3)	(2)	-	-	(2)

Net other comprehensive income (loss) for the three months ended September 30, 2014	(3)	-	(167)	(170)

September 30, 2014	$2	$6	($177)	($169)

For the Nine Months Ended September 30, 2014
December 31, 2013	$7	$6	($48)	($35)
Other comprehensive income (loss) before reclassifications(2)	3	-	(129)	(126)
Amount reclassified from AOCI(3)	(8)	-	-	(8)

Net other comprehensive income (loss) for the nine months ended September 30, 2014	(5)	-	(129)	(134)

September 30, 2014	$2	$6	($177)	($169)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2014.
(3)

The tax benefit (expense) was not material for the three and nine months ended September 30, 2014. The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

Changes in AOCI by component for the three and nine months ended September 30, 2013 were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments	Benefit plans	Foreign currency translation adjustments	Total(1)
For the Three Months Ended September 30, 2013
June 30, 2013	$8	($4)	($202)	($198)
Other comprehensive income (loss) before reclassifications(2)	2	-	118	120
Amount reclassified from AOCI(3)	(1)	-	-	(1)

Net other comprehensive income (loss) for the three months ended September 30, 2013	1	-	118	119

September 30, 2013	$9	($4)	($84)	($79)

For the Nine Months Ended September 30, 2013
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

16.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2014	December 31, 2013
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	1,311,887	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

Share Repurchase Approvals.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 2.4 million common shares in open market-transactions under the share repurchase program for approximately $750 million during the nine months ended September 30, 2014. At September 30, 2014, there were 4.1 million shares still authorized to be repurchased.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 under the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income attributable to BlackRock	$917	$730	$2,481	$2,091
Basic weighted-average shares outstanding	167,933,040	169,811,633	168,571,354	170,581,930
Dilutive effect of:
Nonparticipating RSUs and stock options	2,845,726	3,559,875	2,779,922	3,430,946

Total diluted weighted-average shares outstanding	170,778,766	173,371,508	171,351,276	174,012,876

Basic earnings per share	$5.46	$4.30	$14.72	$12.26
Diluted earnings per share	$5.37	$4.21	$14.48	$12.02

18.  Income Taxes

The third quarter of 2014 included a $32 million noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill as a result of domestic state and local tax changes.

In addition, the third quarter of 2014 included a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of Barclays Global Investors. In connection with the acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of such tax matters in the current quarter, BlackRock recorded $50 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit.

The nine months ended September 30, 2014 included a $23 million net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill arising from the state and local tax effect of changes in the Company’s organizational structure. In addition, the nine months ended September 30, 2014 benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items.

The three and nine months ended September 30, 2013 included a $64 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill, including legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, the nine months ended September 30, 2013 included the approximately $57 million tax benefit recognized in connection with the Charitable Contribution (see Note 10, Other Assets, for more information) and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards.

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment in accordance with ASC 280-10, Segment Reporting.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Equity	$1,359	$1,170	$4,005	$3,525
Fixed income	554	490	1,601	1,488
Multi-asset	323	266	922	777
Alternatives	293	248	852	718
Cash management	72	75	219	244

Total investment advisory, administration fees, securities lending revenue and performance fees	2,601	2,249	7,599	6,752
BlackRock Solutions and advisory	165	156	465	420
Distribution fees	17	19	54	54
Other revenue	66	48	179	177

Total revenue	$2,849	$2,472	$8,297	$7,403

The following table illustrates total revenue for the three and nine months ended September 30, 2014 and 2013, respectively, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2014	2013	2014	2013
Americas	$1,877	$1,632	$5,425	$4,967
Europe	832	726	2,470	2,060
Asia-Pacific	140	114	402	376

Total revenue	$2,849	$2,472	$8,297	$7,403

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2014 and December 31, 2013 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30, 2014	December 31, 2013
Long-lived Assets
Americas	$13,151	$13,204
Europe	198	214
Asia-Pacific	85	87

Total long-lived assets	$13,434	$13,505

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.525 trillion of assets under management (“AUM”) at September 30, 2014. With approximately 12,100 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

BlackRock maintains a significant global sales and marketing presence that is focused on establishing and maintaining retail and institutional investment management relationships by marketing its services to investors directly and through financial professionals and pension consultants, and establishing third-party distribution relationships.

At September 30, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

EXECUTIVE SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
GAAP basis:
Total revenue	$2,849	$2,472	$8,297	$7,403
Total expense	1,692	1,506	4,967	4,679

Operating income	$1,157	$966	$3,330	$2,724
Operating margin	40.6%	39.1%	40.1%	36.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(8)	(17)	4	82
Income tax expense	(232)	(219)	(853)	(715)

Net income attributable to BlackRock	$917	$730	$2,481	$2,091

Diluted earnings per common share	$5.37	$4.21	$14.48	$12.02
Effective tax rate	20.2%	23.1%	25.6%	25.5%

As adjusted(2):
Total revenue	$2,849	$2,472	$8,297	$7,403
Total expense	1,635	1,494	4,888	4,522

Operating income	$1,214	$978	$3,409	$2,881
Operating margin	44.2%	41.2%	42.7%	40.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(8)	(21)	(2)	(6)
Income tax expense	(316)	(285)	(918)	(844)

Net income attributable to BlackRock	$890	$672	$2,489	$2,031

Diluted earnings per common share	$5.21	$3.88	$14.53	$11.67
Effective tax rate	26.2%	29.9%	26.9%	29.4%

Other:
Assets under management (end of period)	$4,524,575	$4,096,356	$4,524,575	$4,096,356
Diluted weighted-average common shares outstanding(3)	170.8	173.4	171.4	174.0
Shares outstanding (end of period)	167.6	169.4	167.6	169.4
Book value per share(4)	$161.80	$153.32	$161.80	$153.32
Cash dividends declared and paid per share	$1.93	$1.68	$5.79	$5.04

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)

Total BlackRock stockholders’ equity, excluding appropriated retained deficit of $13 million and appropriated retained earnings of $25 million, divided by total common and preferred shares outstanding at September 30, 2014 and 2013, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2013

GAAP.    Operating income of $1,157 million and operating margin of 40.6% increased $191 million and 150 bps, respectively, from the third quarter of 2013. Operating income reflected growth in base fees and performance fees, partially offset by higher expense. Expense reflected higher revenue-related expense, including compensation and direct fund expense in the three months ended September 30, 2014. Expense for the three months ended September 30, 2014 also included a $50 million reduction of an indemnification asset recorded in general and administration expense (offset by a $50 million tax benefit—see Income Tax Expense within Discussion of Financial Results for more information).

Income tax expense of $232 million included a $32 million noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill as a result of domestic state and local tax changes. In addition, the current quarter income tax expense included a $94 million tax benefit, including the $50 million tax benefit mentioned above, primarily due to the resolution of certain outstanding tax matters related to the acquisition of Barclays Global Investors (“BGI”). See Income Tax Expense within Discussion of Financial Results for more information. The third quarter of 2013 income tax expense included a $64 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill, including legislation enacted in the United Kingdom and domestic state and local income tax changes.

Earnings per diluted common share rose $1.16, or 28%, from the third quarter of 2013 due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $1,214 million and operating margin of 44.2% increased $236 million and 300 bps, respectively, from the third quarter of 2013. Earnings per diluted common share rose $1.33, or 34%, from the third quarter of 2013. General and administration expense excluded $50 million related to the reduction of an indemnification asset. Income tax expense for the current quarter excluded a $50 million tax benefit associated with the reduction of the same indemnification asset. In addition, the current quarter and prior year quarter excluded $32 million and $64 million of noncash benefits, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2013

GAAP.    Operating income of $3,330 million increased $606 million from the nine months ended September 30, 2013, reflecting growth in base fees, performance fees and BlackRock Solutions and advisory revenue, partially offset by higher expense. Expense for the nine months ended September 30, 2014 reflected higher revenue-related expense, including compensation and direct fund expense, and also included the previously mentioned $50 million general and administration expenses related to the reduction of an indemnification asset. The nine months ended September 30, 2013 included the $124 million expense related to the charitable contribution described below and $18 million of closed-end fund launch costs.

Nonoperating income (expense), less net income (loss) attributable to NCI decreased $78 million from the nine months ended September 30, 2013. The prior year period included a $39 million noncash, nonoperating pre-tax gain related to the carrying value of the Company’s equity method investment as a result of an initial public offering of PennyMac Financial Services, Inc. (the “PennyMac IPO”). In addition, in the nine months ended September 30, 2013, the Company made a charitable contribution of approximately six million units of the Company’s equity method investment in PennyMac to a donor advised fund (the “Charitable Contribution”). In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. The decrease in nonoperating income (expense) was partially offset by the positive impact of the monetization of a non-strategic, opportunistic private equity investment during the nine months ended September 30, 2014.

Income tax expense for the nine months ended September 30, 2014 reflected the $94 million tax benefit, described above, a $9 million net noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill as a result of domestic state and local tax changes, a $34 million net tax benefit related to several favorable nonrecurring items and an improvement in the geographic mix of earnings. The nine months ended September 30, 2013 tax expense included the $64 million net noncash benefit described above. In addition, the nine months ended September 30, 2013 included a net tax benefit of approximately $57 million recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of loss carryforwards.

Earnings per diluted common share rose $2.46, or 20%, compared with the prior year period due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $3,409 million and operating margin of 42.7% increased $528 million and 190 bps, respectively, from the nine months ended September 30, 2013. General and administration expense for the nine months ended September 30, 2014 excluded $50 million related to the reduction of an indemnification asset. Income tax expense for the nine months ended September 30, 2014 excluded a $50 million tax benefit associated with the reduction of the same indemnification asset and $9 million of net noncash benefits. Income tax expense for the nine months ended September 30, 2013 excluded $64 million of net noncash benefits. The 2013 results excluded the financial impact of the Charitable Contribution, but included closed-end fund launch costs of $18 million and the $39 million pre-tax nonoperating gain related to the PennyMac IPO.

Earnings per diluted common share rose $2.86, or 25%, from the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Operating income, GAAP basis	$1,157	$966	$3,330	$2,724
Non-GAAP expense adjustments:
Reduction of indemnification asset	50	-	50	-
PNC LTIP funding obligation	7	8	23	25
Charitable Contribution	-	-	-	124
Compensation expense related to appreciation (depreciation) on deferred compensation plans	-	4	6	8

Operating income, as adjusted	1,214	978	3,409	2,881
Closed-end fund launch costs	-	-	-	16
Closed-end fund launch commissions	-	-	-	2

Operating income used for operating margin measurement	$1,214	$978	$3,409	$2,899

Revenue, GAAP basis	$2,849	$2,472	$8,297	$7,403
Non-GAAP adjustments:
Distribution and servicing costs	(90)	(85)	(268)	(266)
Amortization of deferred sales commissions	(14)	(14)	(43)	(38)

Revenue used for operating margin measurement	$2,745	$2,373	$7,986	$7,099

Operating margin, GAAP basis	40.6%	39.1%	40.1%	36.8%

Operating margin, as adjusted	44.2%	41.2%	42.7%	40.8%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense). General and administration expense relating to the reduction of an indemnification asset has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, does not impact BlackRock’s book value.

Expense related to the Charitable Contribution has been excluded due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment is reported in nonoperating income (expense).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Nonoperating income (expense), GAAP basis	($52)	($18)	($19)	$92
Less: Net income (loss) attributable to NCI	(44)	(1)	(23)	10

Nonoperating income (expense), net of NCI	(8)	(17)	4	82
Gain related to Charitable Contribution	-	-	-	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	-	(4)	(6)	(8)

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	($8)	($21)	($2)	($6)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income attributable to BlackRock, GAAP basis	$917	$730	$2,481	$2,091
Non-GAAP adjustment, net of tax:
PNC LTIP funding obligation	5	6	17	17
Income tax matters	(32)	(64)	(9)	(64)
Amount related to the Charitable Contribution	-	-	-	(13)

Net income attributable to BlackRock, as adjusted	$890	$672	$2,489	$2,031

Diluted weighted-average common shares outstanding(4)	170.8	173.4	171.4	174.0
Diluted earnings per common share, GAAP basis(4)	$5.37	$4.21	$14.48	$12.02
Diluted earnings per common share, as adjusted(4)	$5.21	$3.88	$14.53	$11.67

The third quarter of 2014 included a $32 million noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill as a result of domestic state and local tax changes, which has been excluded from the as adjusted results. The nine months ended September 30, 2014 included a $23 million net noncash tax expense primarily related to the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill. Both the $32 million noncash benefit and the $23 million net noncash expense have been excluded from as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

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

(4) Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Subscriptions (Redemptions) by Client Type

	AUM				Subscriptions (Redemptions)
(in millions)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Twelve Months Ended September 30, 2014
Retail	$525,479	$534,502	$487,777	$438,449	$4,860	$31,989	$48,577
iShares	974,170	993,832	914,372	856,909	18,209	56,413	75,501
Institutional:
Active	954,889	970,433	932,410	890,070	135	(11,463)	(3,462)
Index	1,765,875	1,795,938	1,677,650	1,612,337	5,485	16,500	13,298

Institutional subtotal	2,720,764	2,766,371	2,610,060	2,502,407	5,620	5,037	9,836

Long-term	4,220,413	4,294,705	4,012,209	3,797,765	28,689	93,439	133,914

Cash management	280,980	268,388	275,554	260,077	16,809	7,889	22,140
Advisory(1)	23,182	30,519	36,325	38,514	(6,467)	(12,258)	(13,665)

Total	$4,524,575	$4,593,612	$4,324,088	$4,096,356	$39,031	$89,070	$142,389

AUM and Net Subscriptions (Redemptions) by Product Type

	AUM				Subscriptions (Redemptions)
(in millions)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Twelve Months Ended September 30, 2014
Equity	$2,400,105	$2,462,585	$2,317,695	$2,148,712	$10,234	$23,764	$48,440
Fixed income	1,333,528	1,340,725	1,242,186	1,237,559	11,111	48,008	49,504
Multi-asset	373,054	374,473	341,214	308,117	7,424	19,209	36,564
Alternatives:
Core	88,280	88,758	85,026	72,758	(327)	1,881	1,279
Currency and commodities(2)	25,446	28,164	26,088	30,619	247	577	(1,873)

Subtotal	113,726	116,922	111,114	103,377	(80)	2,458	(594)

Long-term	4,220,413	4,294,705	4,012,209	3,797,765	28,689	93,439	133,914

Cash management	280,980	268,388	275,554	260,077	16,809	7,889	22,140
Advisory(1)	23,182	30,519	36,325	38,514	(6,467)	(12,258)	(13,665)

Total	$4,524,575	$4,593,612	$4,324,088	$4,096,356	$39,031	$89,070	$142,389

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended September 30, 2014

The following table presents the component changes in AUM by client type and product for the three months ended September 30, 2014.

(in millions)	June 30, 2014	Net subscriptions (redemptions)	Market change	FX impact(1)	September 30, 2014	Average AUM(2)
Retail:
Equity	$216,469	$(3,412)	$(4,267)	$(4,419)	$204,371	$212,051
Fixed income	172,672	5,396	(303)	(1,517)	176,248	174,454
Multi-asset	126,392	2,534	(2,323)	(704)	125,899	126,485
Alternatives	18,969	342	56	(406)	18,961	19,020

Retail subtotal	534,502	4,860	(6,837)	(7,046)	525,479	532,010
iShares:
Equity	774,053	13,840	(21,584)	(9,037)	757,272	771,007
Fixed income	200,519	3,747	(1,291)	(3,838)	199,137	201,586
Multi-asset	1,624	93	(42)	(8)	1,667	1,661
Alternatives	17,636	529	(1,953)	(118)	16,094	17,089

iShares subtotal	993,832	18,209	(24,870)	(13,001)	974,170	991,343
Institutional:
Active:
Equity	133,780	(646)	578	(3,639)	130,073	132,459
Fixed income	523,665	(3,497)	2,597	(9,425)	513,340	519,669
Multi-asset	239,207	5,232	2,142	(7,816)	238,765	240,583
Alternatives	73,781	(954)	1,022	(1,138)	72,711	73,250

Active subtotal	970,433	135	6,339	(22,018)	954,889	965,961
Index:
Equity	1,338,283	452	(6,409)	(23,937)	1,308,389	1,331,200
Fixed income	443,869	5,465	12,234	(16,765)	444,803	447,201
Multi-asset	7,250	(435)	358	(450)	6,723	7,408
Alternatives	6,536	3	(403)	(176)	5,960	6,311

Index subtotal	1,795,938	5,485	5,780	(41,328)	1,765,875	1,792,120

Institutional subtotal	2,766,371	5,620	12,119	(63,346)	2,720,764	2,758,081

Long-term	4,294,705	28,689	(19,588)	(83,393)	4,220,413	$4,281,434

Cash management	268,388	16,809	9	(4,226)	280,980
Advisory(3)	30,519	(6,467)	463	(1,333)	23,182

Total	$4,593,612	$39,031	$(19,116)	$(88,952)	$4,524,575

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the three months ended September 30, 2014.

(in millions)	June 30, 2014	Net subscriptions (redemptions)	Market change	FX impact(1)	September 30, 2014	Average AUM(2)
Equity:
Active	$320,830	($ 5,436)	$(3,560)	$(6,962)	$304,872	$314,300
iShares	774,053	13,840	(21,584)	(9,037)	757,272	771,007
Fixed income:
Active	689,724	1,904	2,128	(10,586)	683,170	687,568
iShares	200,519	3,747	(1,291)	(3,838)	199,137	201,586
Multi-asset	374,473	7,424	135	(8,978)	373,054	376,137
Alternatives:
Core	88,758	(327)	1,146	(1,297)	88,280	88,581
Currency and commodities(3)	28,164	247	(2,424)	(541)	25,446	27,089

Subtotal	2,476,521	21,399	(25,450)	(41,239)	2,431,231	2,466,268
Non-ETF Index:
Equity	1,367,702	1,830	(6,538)	(25,033)	1,337,961	1,361,410
Fixed income	450,482	5,460	12,400	(17,121)	451,221	453,756

Subtotal Non-ETF Index	1,818,184	7,290	5,862	(42,154)	1,789,182	1,815,166

Long-term	4,294,705	28,689	(19,588)	(83,393)	4,220,413	$4,281,434

Cash management	268,388	16,809	9	(4,226)	280,980
Advisory(4)	30,519	(6,467)	463	(1,333)	23,182

Total	$4,593,612	$39,031	$(19,116)	$(88,952)	$4,524,575

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $69.0 billion, or 2%, to $4.525 trillion at September 30, 2014 from $4.594 trillion at June 30, 2014, driven largely by foreign exchange movements and net market depreciation, partially offset by positive net inflows.

Net market depreciation of $19.1 billion reflected $31.7 billion of depreciation from equity products due to lower global equity markets, partially offset by net appreciation from fixed income products of $13.2 billion.

AUM decreased $89.0 billion from foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar against the pound sterling and euro.

Net Subscriptions (Redemptions).    Net subscriptions of $39.0 billion reflected $28.7 billion of long-term net inflows across all client types, including $18.2 billion, $5.6 billion and $4.9 billion from iShares, institutional and retail clients, respectively. Net subscriptions in long-term products of $28.7 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $18.2 billion, including equity net inflows of $13.8 billion, driven by flows into the Core Series as well as demand for emerging markets and Asian equity exposures. Fixed income iShares net inflows of $3.7 billion were paced by $1.3 billion of net inflows into the Core U.S. Aggregate fund;

•

Multi-asset net inflows of $7.4 billion, driven by institutional active net inflows of $5.2 billion, which reflected ongoing demand for the LifePath® target-date suite and fiduciary mandates, and retail net inflows of $2.5 billion led by the Multi-Asset Income fund family, which raised over $2 billion of net new assets; and

•	Non-ETF index fixed income net inflows of $5.5 billion, primarily reflecting strong demand for local currency mandates.

Net Redemptions

•	Active equity net outflows of $5.4 billion, including fundamental net outflows of $8.2 billion, partially offset by scientific net inflows of $2.8 billion.

Cash Management Net Subscriptions.    Cash management net inflows of $16.8 billion were primarily comprised of net inflows from Americas institutional and retail clients in government and prime strategies and European institutional clients concentrated in offshore funds and prime strategies.

Advisory Net Redemptions.    Advisory net outflows of $6.5 billion were driven by portfolio liquidations.

Component Changes in AUM for the Nine Months Ended September 30, 2014

The following table presents the component changes in AUM by client type and product for the nine months ended September 30, 2014.

(in millions)	December 31, 2013	Net subscriptions (redemptions)	Market change	FX impact(1)	September 30, 2014	Average AUM(2)
Retail:
Equity	$203,035	$295	$4,454	$(3,413)	$204,371	$208,561
Fixed income	151,475	21,585	4,579	(1,391)	176,248	165,448
Multi-asset	117,054	7,201	2,146	(502)	125,899	122,818
Alternatives	16,213	2,908	245	(405)	18,961	18,330

Retail subtotal	487,777	31,989	11,424	(5,711)	525,479	515,157
iShares:
Equity	718,135	35,410	12,637	(8,910)	757,272	741,742
Fixed income	178,835	19,845	4,247	(3,790)	199,137	194,190
Multi-asset	1,310	336	29	(8)	1,667	1,520
Alternatives	16,092	822	(697)	(123)	16,094	16,897

iShares subtotal	914,372	56,413	16,216	(12,831)	974,170	954,349
Institutional:
Active:
Equity	138,726	(13,194)	6,833	(2,292)	130,073	133,495
Fixed income	505,109	(9,666)	24,176	(6,279)	513,340	514,571
Multi-asset	215,276	13,339	17,087	(6,937)	238,765	230,789
Alternatives	73,299	(1,942)	2,109	(755)	72,711	73,435

Active subtotal	932,410	(11,463)	50,205	(16,263)	954,889	952,290
Index:
Equity	1,257,799	1,253	65,295	(15,958)	1,308,389	1,295,502
Fixed income	406,767	16,244	30,983	(9,191)	444,803	433,945
Multi-asset	7,574	(1,667)	1,135	(319)	6,723	6,953
Alternatives	5,510	670	(152)	(68)	5,960	6,195

Index subtotal	1,677,650	16,500	97,261	(25,536)	1,765,875	1,742,595

Institutional subtotal	2,610,060	5,037	147,466	(41,799)	2,720,764	2,694,885

Long-term	4,012,209	93,439	175,106	(60,341)	4,220,413	$4,164,391

Cash management	275,554	7,889	515	(2,978)	280,980
Advisory(3)	36,325	(12,258)	869	(1,754)	23,182

Total	$4,324,088	$89,070	$176,490	$(65,073)	$4,524,575

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the nine months ended September 30, 2014.

(in millions)	December 31, 2013	Net subscriptions (redemptions)	Market change	FX impact(1)	September 30, 2014	Average AUM(2)
Equity:
Active	$317,262	($ 17,695)	$10,392	$(5,087)	$304,872	$314,553
iShares	718,135	35,410	12,637	(8,910)	757,272	741,742
Fixed income:
Active	652,209	10,012	28,407	(7,458)	683,170	674,514
iShares	178,835	19,845	4,247	(3,790)	199,137	194,190
Multi-asset	341,214	19,209	20,397	(7,766)	373,054	362,080
Alternatives:
Core	85,026	1,881	2,414	(1,041)	88,280	87,711
Currency and commodities(3)	26,088	577	(909)	(310)	25,446	27,146

Subtotal	2,318,769	69,239	77,585	(34,362)	2,431,231	2,401,936
Non-ETF Index:
Equity	1,282,298	6,049	66,190	(16,576)	1,337,961	1,323,005
Fixed income	411,142	18,151	31,331	(9,403)	451,221	439,450

Subtotal Non-ETF Index	1,693,440	24,200	97,521	(25,979)	1,789,182	1,762,455

Long-term	4,012,209	93,439	175,106	(60,341)	4,220,413	$4,164,391

Cash management	275,554	7,889	515	(2,978)	280,980
Advisory(4)	36,325	(12,258)	869	(1,754)	23,182

Total	$4,324,088	$89,070	$176,490	$(65,073)	$4,524,575

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $200.5 billion, or 5%, to $4.525 trillion at September 30, 2014 from $4.324 trillion at December 31, 2013, driven largely by net market appreciation and positive net inflows, partially offset by foreign exchange movements.

Net market appreciation of $176.5 billion reflected $89.2 billion of growth in equity products due to higher U.S. and global equity markets, and appreciation of $64.0 billion and $20.4 billion in fixed income and multi-asset products, respectively, across the majority of strategies.

AUM decreased $65.1 billion from foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar against the euro and pound sterling.

Net Subscriptions (Redemptions).    Net subscriptions of $89.1 billion reflected $93.4 billion of long-term net inflows across all client types, including $56.4 billion, $32.0 billion and $5.0 billion from iShares, retail and institutional clients, respectively. Net subscriptions in long-term products of $93.4 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $56.4 billion, including U.S. and European iShares net inflows of $41.6 billion and $14.2 billion, respectively. Equity net inflows totaled $35.4 billion across all strategies. Strong demand for local currency and U.S. and emerging markets strategies drove fixed income net inflows of $19.8 billion;

•

Multi-asset net inflows of $19.2 billion driven by $11.7 billion of institutional net inflows, reflecting continued demand for the LifePath target-date suite, and $7.2 billion into retail strategies, concentrated in the flagship Global Allocation and Multi-Asset Income funds;

•	Non-ETF index fixed income net inflows of $18.2 billion, reflecting strong demand for local currency and U.S. targeted duration mandates;
•

Active fixed income net inflows of $10.0 billion, led by retail fixed income net inflows of $19.7 billion, reflected strong interest in unconstrained fixed income offerings, including $8.7 billion of net inflows into the Strategic Income Opportunities fund, partially offset by institutional outflows of $9.7 billion; and

•	Non-ETF index equity net inflows of $6.0 billion, led by retail net inflows into EMEA index mutual funds, partially offset by net outflows from institutional U.S. equity.

Net Redemptions

•	Active equity net outflows of $17.7 billion, including fundamental net outflows of $14.1 billion and scientific net outflows of $3.6 billion.

Cash Management Net Subscriptions.    Cash management net inflows of $7.9 billion were primarily comprised of net inflows from EMEA institutional clients in offshore funds and net inflows from Americas institutional clients in government strategies, partially offset by net outflows from Americas institutional clients in prime strategies.

Advisory Net Redemptions.    Advisory net outflows of $12.3 billion were driven by portfolio liquidations.

Component Changes in AUM for the Twelve Months Ended September 30, 2014

The following table presents the component changes in AUM by client type and product for the twelve months ended September 30, 2014.

(in millions)	September 30, 2013	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	September 30, 2014	Average AUM(4)
Retail:
Equity	$174,732	$5,131	$13,066	$-	$13,979	$(2,537)	$204,371	$202,430
Fixed income	143,186	25,455	3,897	-	4,881	(1,171)	176,248	160,817
Multi-asset	106,017	13,746	2,663	-	3,928	(455)	125,899	119,969
Alternatives	14,514	4,245	-	136	401	(335)	18,961	17,585

Retail subtotal	438,449	48,577	19,626	136	23,189	(4,498)	525,479	500,801
iShares:
Equity	653,528	59,524	-	-	52,578	(8,358)	757,272	728,306
Fixed income	182,841	16,311	-	-	3,431	(3,446)	199,137	191,448
Multi-asset	1,179	430	-	-	71	(13)	1,667	1,451
Alternatives	19,361	(764)	-	-	(2,386)	(117)	16,094	17,296

iShares subtotal	856,909	75,501	-	-	53,694	(11,934)	974,170	938,501
Institutional:
Active:
Equity	130,864	(15,018)	-	-	16,507	(2,280)	130,073	133,812
Fixed income	503,243	(9,106)	-	-	25,845	(6,642)	513,340	512,536
Multi-asset	191,989	25,453	3,335	-	23,708	(5,720)	238,765	222,693
Alternatives	63,974	(4,791)	-	10,836	3,686	(994)	72,711	72,981

Active subtotal	890,070	(3,462)	3,335	10,836	69,746	(15,636)	954,889	942,022
Index:
Equity	1,189,588	(1,197)	(18,238)	-	155,417	(17,181)	1,308,389	1,279,142
Fixed income	408,289	16,844	(4,723)	-	31,268	(6,875)	444,803	428,983
Multi-asset	8,932	(3,065)	-	-	1,329	(473)	6,723	7,258
Alternatives	5,528	716	-	-	(278)	(6)	5,960	6,046

Index subtotal	1,612,337	13,298	(22,961)	-	187,736	(24,535)	1,765,875	1,721,429

Institutional subtotal	2,502,407	9,836	(19,626)	10,836	257,482	(40,171)	2,720,764	2,663,451

Long-term	3,797,765	133,914	-	10,972	334,365	(56,603)	4,220,413	$4,102,753

Cash management	260,077	22,140	-	-	674	(1,911)	280,980
Advisory(5)	38,514	(13,665)	-	-	702	(2,369)	23,182

Total	$4,096,356	$142,389	$-	$10,972	$335,741	$(60,883)	$4,524,575

(1)

Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail and $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset during the fourth quarter of 2013.

(2)	Amounts represent $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the twelve months ended September 30, 2014.

(in millions)	September 30, 2013	Net subscriptions (redemptions)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	September 30, 2014	Average AUM(4)
Equity:
Active	$297,484	($ 16,802)	$-	$-	$28,643	$(4,453)	$304,872	$312,809
iShares	653,528	59,524	-	-	52,578	(8,358)	757,272	728,306
Fixed income:
Active	646,193	14,300	-	-	30,373	(7,696)	683,170	669,057
iShares	182,841	16,311	-	-	3,431	(3,446)	199,137	191,448
Multi-asset	308,117	36,564	5,998	-	29,036	(6,661)	373,054	351,371
Alternatives:
Core	72,758	1,279	-	10,972	4,185	(914)	88,280	86,211
Currency and commodities(5)	30,619	(1,873)	-	-	(2,762)	(538)	25,446	27,697

Subtotal	2,191,540	109,303	5,998	10,972	145,484	(32,066)	2,431,231	2,366,899
Non-ETF Index:
Equity	1,197,700	5,718	(5,172)	-	157,260	(17,545)	1,337,961	1,302,575
Fixed income	408,525	18,893	(826)	-	31,621	(6,992)	451,221	433,279

Subtotal Non-ETF Index	1,606,225	24,611	(5,998)	-	188,881	(24,537)	1,789,182	1,735,854

Long-term	3,797,765	133,914	-	10,972	334,365	(56,603)	4,220,413	$4,102,753

Cash management	260,077	22,140	-	-	674	(1,911)	280,980
Advisory(6)	38,514	(13,665)	-	-	702	(2,369)	23,182

Total	$4,096,356	$142,389	$-	$10,972	$335,741	$(60,883)	$4,524,575

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset during the fourth quarter of 2013.
(2)	Amounts represent $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.
(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)	Amounts include commodity iShares.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased approximately $428.2 billion, or 10%, to $4.525 trillion at September 30, 2014 from $4.096 trillion at September 30, 2013, largely driven by market gains, positive net inflows, and acquired AUM related to the MGPA acquisition, partially offset by foreign exchange movements.

Net market appreciation of $335.7 billion reflected $238.5 billion of growth from equity products, primarily due to higher U.S. and global equity markets, and appreciation in fixed income and multi-asset products of $65.4 billion and $29.0 billion, respectively, across the majority of strategies.

AUM decreased $60.9 billion from foreign exchange movements resulting from the strengthening of the U.S. dollar, primarily against the euro and yen.

Net Subscriptions (Redemptions).    Net subscriptions of $142.4 billion reflected $133.9 billion of long-term net inflows across all client types, including $75.5 billion, $48.6 billion and $9.8 billion from iShares, retail and institutional clients, respectively. Net subscriptions in long-term products of $133.9 billion reflected the following:

Net Subscriptions

•

iShares net inflows of $75.5 billion including U.S. and European iShares net inflows of $52.6 billion and $22.5 billion, respectively. Equity iShares net inflows totaled $59.5 billion across all strategies. Fixed income iShares net inflows totaled $16.3 billion concentrated in local currency strategies and U.S. strategies;

•

Multi-asset products net inflows of $36.6 billion, reflecting strong demand for target-date funds, including LifePath portfolios, and continued demand for the flagship Global Allocation and Multi-Asset Income funds;

•	Non-ETF index fixed income products net inflows of $18.9 billion, concentrated in local currency strategies and U.S. targeted duration; and
•

Active fixed income net inflows of $14.3 billion, led by retail fixed income net inflows of $23.4 billion, reflected strong interest in unconstrained fixed income offerings, including $11.2 billion of net inflows into the Strategic Income Opportunities fund, partially offset by institutional outflows of $9.1 billion.

Net Redemptions

•	Active equity net outflows of $16.8 billion, including fundamental net outflows of $13.0 billion and scientific net outflows of $3.8 billion.

Cash Management Net Subscriptions.    Cash management net inflows of $22.1 billion were comprised of net inflows from European institutional clients concentrated in offshore funds and net inflows from Americas institutional clients in government strategies partially offset by net outflows from Americas institutional clients in prime strategies.

Advisory Net Redemptions.    Advisory net outflows of $13.7 billion were driven by portfolio liquidations.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$475	$425	$1,416	$1,290
iShares	708	589	2,019	1,744
Fixed income:
Active	359	314	1,029	948
iShares	123	113	358	349
Multi-asset	315	262	901	763
Alternatives:
Core	159	142	479	414
Currency and commodities	23	27	68	82

Subtotal	2,162	1,872	6,270	5,590
Non-ETF Index:
Equity	168	145	509	446
Fixed income	66	61	195	179

Subtotal Non-ETF Index	234	206	704	625

Long-term	2,396	2,078	6,974	6,215
Cash management	72	75	219	244

Total base fees	2,468	2,153	7,193	6,459
Investment advisory performance fees:
Equity	8	11	61	45
Fixed income	6	2	19	12
Multi-asset	8	4	21	14
Alternatives	111	79	305	222

Total	133	96	406	293
BlackRock Solutions and advisory	165	156	465	420
Distribution fees	17	19	54	54
Other revenue	66	48	179	177

Total revenue	$2,849	$2,472	$8,297	$7,403

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2014	2013	2014	2013	2014	2013	2014	2013
Equity:
Active	19%	20%	7%	7%	19%	20%	7%	7%
iShares	29%	27%	17%	16%	28%	27%	17%	15%
Fixed income:
Active	15%	15%	15%	15%	14%	15%	15%	17%
iShares	5%	5%	4%	5%	5%	5%	4%	5%
Multi-asset	13%	12%	8%	8%	13%	12%	8%	7%
Alternatives:
Core	6%	7%	2%	2%	7%	6%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%

Subtotal	88%	87%	54%	54%	87%	86%	54%	54%
Non-ETF Index:
Equity	6%	7%	30%	29%	7%	7%	30%	29%
Fixed income	3%	3%	10%	10%	3%	3%	10%	10%

Subtotal Non-ETF Index:	9%	10%	40%	39%	10%	10%	40%	39%

Long-term	97%	97%	94%	93%	97%	96%	94%	93%

Cash management	3%	3%	6%	7%	3%	4%	6%	7%

Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenue increased $377 million, or 15%, from the third quarter of 2013, driven by continued growth in base fees, performance fees and revenue from BlackRock Solutions.

Investment advisory, administration fees and securities lending revenue of $2,468 million in the current quarter increased $315 million from $2,153 million in the third quarter of 2013 due to higher long-term average AUM, reflecting organic growth, market appreciation and the acquisition of MGPA. Securities lending fees of $115 million in the current quarter increased $16 million from the third quarter of 2013.

Investment advisory performance fees of $133 million in the current quarter increased $37 million from the third quarter of 2013, primarily reflecting higher fees from alternative products.

BlackRock Solutions and advisory revenue in the current quarter totaled $165 million compared with $156 million in the third quarter of 2013. The current quarter reflected higher revenue from Aladdin mandates. BlackRock Solutions and advisory revenue included $119 million in Aladdin business revenue in the current quarter compared with $112 million in the third quarter of 2013.

Other revenue increased $18 million to $66 million from $48 million in the third quarter of 2013, primarily due to higher earnings from certain strategic investments and higher transition management service fees.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenue increased $894 million, or 12%, from the nine months ended September 30, 2013, reflecting growth in markets, long-term net inflows and strength in performance fees and BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $7,193 million in the nine months ended September 30, 2014 increased $734 million from $6,459 million in the nine months ended September 30, 2013 due to higher long-term average AUM, reflecting organic growth, market appreciation and the acquisition of MGPA. Securities lending fees of $360 million in the nine months ended September 30, 2014 increased $13 million from the prior year period.

Investment advisory performance fees were $406 million in the nine months ended September 30, 2014 compared with $293 million in the prior year period. The nine months ended September 30, 2014 primarily reflected a large performance fee in the first quarter of 2014 associated with the planned final liquidation of a closed-end mortgage fund and higher fees from alternative and equity products.

BlackRock Solutions and advisory revenue totaled $465 million in the nine months ended September 30, 2014 compared with $420 million in the nine months ended September 30, 2013. The current period reflected higher revenue from Aladdin mandates and higher revenue from advisory assignments. BlackRock Solutions and advisory revenue included $337 million in Aladdin business revenue in the nine months ended September 30, 2014 compared with $309 million in the prior year period.

Expense

	Three Months Ended, September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Expense, GAAP:
Employee compensation and benefits	$973	$866	$2,903	$2,635
Distribution and servicing costs	90	85	268	266
Amortization of deferred sales commissions	14	14	43	38
Direct fund expense	199	167	565	490
General and administration:
Marketing and promotional	101	96	299	291
Occupancy and office related	69	67	203	194
Portfolio services	52	51	156	148
Technology	40	39	124	117
Professional services	37	30	93	89
Communications	10	9	30	27
Closed-end fund launch costs	-	-	-	16
Charitable Contribution	-	-	-	124
Other general and administration	67	42	161	124

Total general and administration expense	376	334	1,066	1,130
Amortization of intangible assets	40	40	122	120

Total expense, GAAP	$1,692	$1,506	$4,967	$4,679

Less non-GAAP expense adjustments(1):
Employee compensation and benefits:
PNC LTIP funding obligation	7	8	23	25
Compensation expense related to appreciation (depreciation) on deferred compensation plans	-	4	6	8
General and administration:
Reduction of indemnification asset	50	-	50	-
Charitable Contribution	-	-	-	124

Total non-GAAP expense adjustments	57	12	79	157
Expense, as adjusted:
Employee compensation and benefits	$966	854	$2,874	2,602
Distribution and servicing costs	90	85	268	266
Amortization of deferred sales commissions	14	14	43	38
Direct fund expense	199	167	565	490
General and administration	326	334	1,016	1,006
Amortization of intangible assets	40	40	122	120

Total expense, as adjusted	$1,635	$1,494	$4,888	$4,522

(1)	See Non-GAAP Financial Measures for further information on as adjusted items.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

GAAP.    Expense increased $186 million, or 12%, from the third quarter of 2013, primarily reflecting higher revenue-related expense, including compensation and direct fund expense. In addition, the three months ended September 30, 2014 included a $50 million reduction of an indemnification asset.

Employee compensation and benefits expense increased $107 million, or 12%, to $973 million in the current quarter from $866 million in the third quarter of 2013, reflecting higher headcount and higher incentive compensation driven by higher operating income. Employees at September 30, 2014 totaled approximately 12,100 compared with approximately 11,200 at September 30, 2013.

Distribution and servicing costs totaled $90 million in the current quarter compared with $85 million in the third quarter of 2013. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs included $45 million in both the third quarters of 2014 and 2013, respectively, attributable to Bank of America/Merrill Lynch.

Direct fund expense increased $32 million from the third quarter of 2013, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expense of the funds.

General and administration expense increased $42 million from the third quarter of 2013, reflecting the previously mentioned $50 million reduction of an indemnification asset, higher professional services, marketing and promotional, and other general and administration expense, partially offset by foreign currency exchange movements.

As Adjusted.    Expense increased $141 million, or 9%, to $1,635 million in the current quarter from $1,494 million in the third quarter of 2013. The increase in total expense is primarily attributable to higher employee compensation and benefits expense and direct fund expense. Amounts related to the reduction of the indemnification asset have been excluded from as adjusted results.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

GAAP.    Expense increased $288 million, or 6%, from the nine months ended September 30, 2013, primarily reflecting higher revenue-related expense, including compensation and direct fund expense. The nine months ended September 2014 included the previously mentioned $50 million reduction of an indemnification asset. The nine months ended September 30, 2013 included the $124 million related to the Charitable Contribution.

Employee compensation and benefits expense increased $268 million, or 10%, to $2,903 million in the nine months ended September 30, 2014 from $2,635 million in the prior year period, reflecting higher headcount and higher incentive compensation driven by higher operating income.

Direct fund expense increased $75 million from the nine months ended September 30, 2013, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expense of the funds.

General and administration expense decreased $64 million from the nine months ended September 30, 2013, primarily due to the $124 million related to the Charitable Contribution and the impact of closed-end fund launch costs of $16 million (excluding $2 million included in employee compensation and benefits expense) incurred in the second quarter of 2013, and foreign currency exchange movements. The decrease was partially offset by the $50 million reduction of an indemnification asset.

As Adjusted.    Expense increased $366 million, or 8%, to $4,888 million in the nine months ended September 30, 2014 from $4,522 million in the prior year period. The increase in total expense is primarily attributable to higher employee compensation and benefits, and direct fund expense. Amounts related to the reduction of the indemnification asset and amounts related to the Charitable Contribution have been excluded from as adjusted results.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Nonoperating income (expense), GAAP basis	($52)	($18)	($19)	$92
Less: Net income (loss) attributable to NCI(1)	(44)	(1)	(23)	10

Nonoperating income (expense)(2)	(8)	(17)	4	82
Gain related to the Charitable Contribution	-	-	-	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	-	(4)	(6)	(8)

Nonoperating income (expense), as adjusted(2)	($8)	($21)	($2)	($6)

(1)

Amounts included losses of $47 million and $6 million attributable to consolidated variable interest entities (“VIEs”) for the quarters ended September 30, 2014 and 2013, respectively. Amounts included losses of $35 million and losses of $2 million attributable to consolidated VIEs for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net gain (loss) on investments(1)
Private equity	$10	$12	$66	$35
Real estate	3	7	13	17
Distressed credit/mortgage funds/opportunistic funds	17	5	33	28
Hedge funds/funds of hedge funds	8	(3)	27	5
Other investments(2)	5	2	10	11

Subtotal	43	23	149	96
Gain related to PennyMac IPO	-	-	-	39
Gain related to the Charitable Contribution	-	-	-	80
Net gain related to deferred compensation plan investments	-	4	6	8

Total net gain (loss) on investments	43	27	155	223
Interest and dividend income	10	8	23	18
Interest expense	(61)	(52)	(174)	(159)

Net interest expense	(51)	(44)	(151)	(141)

Total nonoperating income (expense)(1)	(8)	(17)	4	82
Gain related to the Charitable Contribution	-	-	-	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	-	(4)	(6)	(8)

Nonoperating income (expense), as adjusted(1)	($8)	($21)	($2)	($6)

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Net gains on investments of $43 million in the current quarter increased $16 million from the third quarter of 2013, reflecting higher net positive marks, primarily on distressed credit/mortgage funds and hedge funds/funds of hedge funds.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Net gains on investments of $155 million in the nine months ended September 30, 2014 decreased $68 million from the prior year period. The nine months ended September 30, 2013 included the noncash, nonoperating pre-tax gain of $80 million related to the Charitable Contribution and the $39 million pre-tax gain related to the PennyMac IPO, partially offset by the positive impact of the monetization of a non-strategic, opportunistic private equity investment included in the nine months ended September 30, 2014.

Income Tax Expense

	GAAP				As Adjusted
(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Income before income taxes(1)	$1,149	$949	$3,334	$2,806	$1,206	$957	$3,407	$2,875
Income tax expense	$232	$219	$853	$715	$316	$285	$918	$844
Effective tax rate	20.2%	23.1%	25.6%	25.5%	26.2%	29.9%	26.9%	29.4%

(1)	Net of net income (loss) attributable to NCI.

The third quarter 2014 GAAP effective tax rate included a $32 million noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill as a result of domestic state and local tax changes, which has been excluded from the as adjusted results.

In addition, the third quarter 2014 GAAP effective tax rate included a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of BGI. In connection with the acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of such tax matters in the current quarter, BlackRock recorded $50 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit. The $50 million general and administrative expense and $50 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.

The nine months ended September 30, 2014 GAAP effective tax rate included a $23 million net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill arising from the state and local tax effect of changes in the Company’s organizational structure, which has been excluded from as adjusted results. The nine months ended September 30, 2014 also benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items.

The three and nine months ended September 30, 2013 included a $64 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill, including legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, the nine months ended September 30, 2013 included a tax benefit of approximately $57 million recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards. The $64 million net noncash benefit and the $57 million tax benefit were excluded from as adjusted results.

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

Consolidated VIEs

At September 30, 2014, BlackRock’s consolidated VIEs included multiple CLOs and one private investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

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

	September 30, 2014
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$6,149	$-	$-	$127	$6,022
Accounts receivable	2,631	-	-	-	2,631
Investments	1,951	-	-	30	1,921
Assets of consolidated VIEs	3,058	-	3,058	-	-
Separate account assets and separate account collateral held under securities lending agreements	177,445	177,445	-	-	-
Other assets(1)	1,234	-	-	17	1,217

Subtotal	192,468	177,445	3,058	174	11,791
Goodwill and intangible assets, net	30,344	-	-	-	30,344

Total assets	$222,812	$177,445	$3,058	$174	$42,135

Liabilities
Accrued compensation and benefits	$1,487	$-	$-	$-	$1,487
Accounts payable and accrued liabilities	1,576	-	-	-	1,576
Liabilities of consolidated VIEs	3,056	-	3,056	-	-
Borrowings	5,937	-	-	-	5,937
Separate account liabilities and separate account collateral liabilities under securities lending agreements	177,445	177,445	-	-	-
Deferred income tax liabilities	5,056	-	-	-	5,056
Other liabilities	971	-	-	11	960

Total liabilities	195,528	177,445	3,056	11	15,016

Equity
Total stockholders’ equity(2)	27,106	-	(13)	-	27,119
Noncontrolling interests	178	-	15	163	-

Total equity	27,284	-	2	163	27,119

Total liabilities and equity	$222,812	$177,445	$3,058	$174	$42,135

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes ($13) million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.    Cash and cash equivalents at September 30, 2014 and December 31, 2013 included $127 million and $114 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2014).

Accounts receivable at September 30, 2014 increased $384 million from December 31, 2013 due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments decreased $200 million from December 31, 2013 (for more information see Investments herein). Goodwill and intangible assets decreased $137 million from December 31, 2013, primarily due to $122 million of amortization of intangible assets. Other assets (including property and equipment) increased $17 million from December 31, 2013, primarily related to an increase in current taxes receivable and higher earnings from certain strategic investments, partially offset by a decrease in property and equipment due to depreciation and the reduction of an indemnification asset.

Liabilities.    Accrued compensation and benefits at September 30, 2014 decreased $260 million from December 31, 2013, primarily due to 2013 incentive compensation cash payments in the first quarter of 2014, partially offset by the effect of 2014 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2014 increased $492 million from December 31, 2013 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expense, partially offset by a decrease in current income taxes payable. Borrowings increased $998 million from December 31, 2013 resulting from net proceeds from the $1.0 billion issuance of long-term borrowings in March 2014.

Net deferred income tax liabilities at September 30, 2014 decreased $29 million, primarily due to the effects of temporary differences associated with stock compensation and investment income. The change also reflected the revaluation of certain deferred income tax liabilities. Other liabilities decreased $33 million from December 31, 2013, primarily resulting from a decrease in deferred carried interest and uncertain tax positions, partially offset by an increase in other operating liabilities.

Investments

Investments totaled $1,951 million at September 30, 2014 and $2,151 million at December 31, 2013. Investments include consolidated investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	September 30, 2014	December 31, 2013
Total investments, GAAP	$1,951	$2,151
Investments held by consolidated sponsored investment funds(1)	(684)	(826)
Net exposure to consolidated investment funds	654	732

Total investments, as adjusted	1,921	2,057
Federal Reserve Bank stock	(91)	(90)
Carried interest	(126)	(103)
Deferred compensation investments	(84)	(97)
Hedged investments	(254)	(184)

Total “economic” investment exposure	$1,366	$1,583

(1)

At September 30, 2014 and December 31, 2013, approximately $684 million and $826 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, were consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
Private equity	$323	$328
Real estate	121	125
Distressed credit/mortgage funds/opportunistic funds	66	148
Hedge funds/funds of hedge funds	266	348
Other investments(1)	590	634

Total “economic” investment exposure	$1,366	$1,583

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2014 was as follows:

(in millions)
Investments, as adjusted, December 31, 2013	$2,057
Purchases/capital contributions	581
Sales/maturities	(680)
Distributions	(203)
Market valuations/earnings from equity method investments	143
Carried interest capital allocations	23

Investments, as adjusted, September 30, 2014	$1,921

The following table represents investments, as adjusted at September 30, 2014:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at September 30, 2014
Total investments, as adjusted(2)	$657	$476	$489	$299	$1,921

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2013	$4,390	$114	$-	$4,276
Cash flows from operating activities	1,810	(129)	(530)	2,469
Cash flows from investing activities	257	(74)	-	331
Cash flows from financing activities	(263)	216	530	(1,009)
Effect of exchange rate changes on cash and cash equivalents	(45)	-	-	(45)

Net change in cash and cash equivalents	1,759	13	-	1,746

Cash and cash equivalents, September 30, 2014	$6,149	$127	$-	$6,022

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

Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2014 were $331 million and primarily reflected $572 million of net proceeds from sales and maturities of certain investments and $130 million of distributions of capital from equity method investees, partially offset by $331 million of investment purchases.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the nine months ended September 30, 2014 were $1.0 billion, primarily resulting from cash outflows related to $1,088 million of share repurchases, including $750 million in open market transactions and $338 million of employee tax withholdings related to employee stock transactions and $1.0 billion of cash dividend payments. Cash outflows from financing activities were partially offset by $1.0 billion of proceeds from issuance of long-term borrowings and $93 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2014 and December 31, 2013 were as follows:

(in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$6,149	$4,390
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(127)	(114)

Subtotal	6,022	4,276
Credit facility – undrawn	3,990	3,990

Total liquidity	$10,012	$8,266

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased $1,746 million during the nine months ended September 30, 2014, primarily reflecting proceeds from long-term debt issuances in March 2014 and cash from operations, partially offset by cash payments of 2013 year-end incentive awards and share repurchases of $1,088 million.

A significant portion of the Company’s $1,921 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchase Approvals.    In January 2013, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 10.2 million shares of BlackRock common stock. The Company repurchased 2.4 million common shares in open market-transactions under the share repurchase program for $750 million during the nine months ended September 30, 2014. At September 30, 2014, there were 4.1 million shares still authorized to be repurchased.

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

At September 30, 2014, the Company was required to maintain approximately $1.0 billion compared with $1.1 billion at December 31, 2013 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2014 Revolving Credit Facility.    In March 2014, the Company’s credit facility was amended to extend the maturity date by one year to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2014. The 2014 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At September 30, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program.    In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The commercial paper program is currently supported by the 2014 credit facility. At September 30, 2014 and December 31, 2013, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

2024 Notes.    In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes are intended to be used for general corporate purposes, including refinancing of certain indebtedness which matures in the fourth quarter of 2014. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2024 Notes and related indenture, that is the greater of (a) the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 15 basis points, plus in each case accrued and unpaid interest thereon to the date of redemption. The 2024 Notes were issued at a discount of $3 million that is being amortized over the term of the notes. The Company incurred approximately $6 million of debt issuance costs, which are being amortized over the term of the 2024 Notes.

At September 30, 2014, the principal amount of long-term borrowings outstanding was $5.950 billion. See Note 12, Borrowings, in the 2013 Form 10-K for more information on borrowings outstanding as of December 31, 2013. During the nine months ended September 30, 2014, the Company paid approximately $138 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2014 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2014	$1,000	$ 76	$1,076
2015	750	191	941
2016	-	186	186
2017	700	186	886
2018	-	142	142
2019	1,000	142	1,142
Thereafter	2,500	269	2,769

Total	$5,950	$1,192	$7,142

Investment Commitments.    At September 30, 2014, the Company had $210 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $210 million, the Company had approximately $35 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company, but which are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Payments Related to Business Acquisitions.    In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. The fair value of the remaining contingent payments at September 30, 2014 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At September 30, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $128.1 billion. The Company held, as agent, cash and securities totaling $135.4 billion as collateral for indemnified securities on loan at September 30, 2014. The fair value of these indemnifications was not material at September 30, 2014.

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

Consolidation of Variable Interest Entities.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs in accordance with GAAP. At September 30, 2014, the Company’s consolidated VIEs consisted of the following:

CLOs.    At September 30, 2014, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At September 30, 2014, the Company had $3,043 million and $3,056 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The Company recorded appropriated retained earnings for the difference between the assets and liabilities of the CLOs recorded on the condensed consolidated statement of financial condition as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with these VIEs.

Sponsored Private Equity Funds of Funds.    At September 30, 2014, BlackRock was determined to be the PB of one investment fund of funds and was deemed to absorb the majority of the variability due to its de facto third-party relationships with other partners in the fund, which limited the ability of the partners to transfer or sell their interests without BlackRock’s consent as the general partner of the fund. At September 30, 2014, the Company had recorded $2 million, $13 million and $15 million in cash and cash equivalents, investments and nonredeemable noncontrolling interests related to the consolidated VIE, respectively, on its condensed consolidated statement of financial condition related to this VIE. Changes in the fair value of the assets and liabilities of this VIE recorded on the condensed consolidated statement of financial condition have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with this VIE.

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

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $551 million of Level 3 investments, or 28% of total GAAP investments at September 30, 2014, primarily included co-investments in private equity funds of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit, opportunistic funds and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations to value these investments.

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

Goodwill and Intangible Assets.    The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining useful lives. The Company performed its annual impairment assessment review for goodwill and indefinite and finite-lived intangible assets on BlackRock’s annual impairment test date of July 31st.

Goodwill.    BlackRock assessed its goodwill for impairment on July 31, 2014 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At September 30, 2014, the Company’s common stock closed at $328.32, which exceeded its book value, after excluding appropriated retained earnings, of approximately $161.80 per share.

Indefinite-lived and finite-lived intangibles.    BlackRock assessed its indefinite-lived management contracts and trade names for impairment on July 31, 2014. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock performed certain quantitative assessments and assessed various significant qualitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other factors including: (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs.

As of July 31, 2014, the Company determined that the impairment assessment performed indicated no impairment charges were required and the classification was still appropriate.

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

In addition, the Company receives carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in investments or cash, to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2014 and December 31, 2013, the Company had $100 million and $108 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

For the nine months ended September 30, 2014 and 2013, performance fee revenue totaled $406 million and $293 million, respectively.

Accounting Developments

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2014 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2014, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $176 million and $79 million, respectively.

At September 30, 2014, approximately $684 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,366 million. See Balance Sheet Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At September 30, 2014, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $948 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $94.8 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At September 30, 2014, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $418 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $2.6 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $169 million at September 30, 2014. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $16.9 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of foreign exchange risk movements. At September 30, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $180 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2014. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There have been no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

The SEC staff has taken the view that BlackRock Advisors’ disclosure as it related to Mr. Rice’s situation, and its policies and procedures, were inadequate. As a result, we anticipate that the basis of any action against BlackRock Advisors would be violations of Section 206(2) and (4) of the Investment Advisers Act of 1940 and Rule 206(4)-7 thereunder, as well as Rule 38a-1 of the Investment Company Act of 1940. BlackRock Advisors is discussing a possible resolution of this matter with the SEC staff. There can be no assurance that BlackRock Advisors and the staff of the SEC will reach an agreement to settle this matter, or if they do, that the SEC will approve any such agreement. The Company does not expect any resolution of the matter to have a material adverse effect on its financial results or operations.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2014 through July 31, 2014	258,984	(2)	$316.93	254,628	4,628,028

August 1, 2014 through August 31, 2014	493,501	(2)	$316.69	488,092	4,139,936

September 1, 2014 through September 30, 2014	50,707	(2)	$330.22	44,520	4,095,416

Total	803,192		$317.62	787,240

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: November 7, 2014		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document