Form 10-K
period 2014-12-31
BlackRock Inc.
filed 2015-02-27
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2014 was approximately $52.6 billion.

As of January 31, 2015, there were 165,405,059 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2015 annual meeting of stockholders to be held on May 28, 2015 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

PART I

Item 1. Business

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.652 trillion of assets under management (“AUM”) at December 31, 2014. With employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

Our diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Our product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. We also offer our BlackRock Solutions® (“BRS”) investment and risk management technology platform, Aladdin®, risk analytics and advisory services and solutions to a broad base of institutional investors. The Company is highly regulated and serves its clients as a fiduciary. We do not engage in proprietary trading activities that could conflict with the interests of our clients.

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

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of BlackRock’s voting common stock and 22.0% of BlackRock’s capital stock, which includes outstanding common stock and nonvoting preferred stock.

Management seeks to achieve attractive returns for stockholders over time by, among other things, capitalizing on the following factors:

•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for index products;

•	the Company’s global reach and commitment to best practices around the world, with approximately 48% of employees outside the United States supporting local investment capabilities and serving clients, and approximately 43% of total AUM managed for clients domiciled outside the United States;

•	the Company’s diversified active and index product offerings, which enhance its ability to offer a variety of traditional and alternative investment products across the risk spectrum and to tailor single- and multi-asset investment solutions to address specific client needs;

•	the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and macro trends including the secular shift to passive investing and ETFs, a focus on income and retirement, and barbelling of risk using index and active products, including alternatives; and

•	the Company’s longstanding commitment to risk management and the continued development of, and increased interest in, BRS products and services.

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

FINANCIAL HIGHLIGHTS

(in millions, except per share data)	2014	2013	2012	2011	2010	5-Year CAGR(4)
Total revenue	$11,081	$10,180	$9,337	$9,081	$8,612	19%
Operating income	$4,474	$3,857	$3,524	$3,249	$2,998	28%
Operating margin	40.4%	37.9%	37.7%	35.8%	34.8%	8%
Nonoperating income (expense)(1)	$(49)	$97	$(36)	$(116)	$36	n/a
Net income attributable to BlackRock, Inc.	$3,294	$2,932	$2,458	$2,337	$2,063	30%
Diluted earnings per common share	$19.25	$16.87	$13.79	$12.37	$10.55	26%

(in millions, except per share data)	2014	2013	2012	2011	2010	5-Year CAGR(4)
As adjusted(2):
Operating income	$4,563	$4,024	$3,574	$3,392	$3,167	24%
Operating margin(2)	42.9%	41.4%	40.4%	39.7%	39.3%	2%
Nonoperating income (expense)(1)	$(56)	$7	$(42)	$(113)	$25	n/a
Net income attributable to BlackRock, Inc. (3)	$3,310	$2,882	$2,438	$2,239	$2,139	27%
Diluted earnings per common share(3)	$19.34	$16.58	$13.68	$11.85	$10.94	22%

n/a	— not applicable

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).

(2)	BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, for further information on non-GAAP financial measures and for as adjusted items for 2014, 2013 and 2012. In 2011, operating income, as adjusted, included U.K. lease exit costs which represent costs to exit two locations in London and restructuring charges. In 2010, operating income, as adjusted, excluded certain expenses incurred related to the integration of the acquisition of Barclays Global Investors (“BGI”). In 2011 and 2010, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

(3)	Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items listed above and also include the effect on deferred income tax expense attributable to changes in corporate income tax rates as a result of income tax law changes and a state tax election.

(4)	Percentage represents compounded annual growth rate (“CAGR”) over a five-year period (2009-2014).

ASSETS UNDER MANAGEMENT

The Company’s AUM by product type for the years 2010 through 2014 is presented below.

	December 31,
(in millions)	2014	2013	2012	2011	2010	5-Year CAGR(1)
Equity	$2,451,111	$2,317,695	$1,845,501	$1,560,106	$1,694,467	10%
Fixed income	1,393,653	1,242,186	1,259,322	1,247,722	1,141,324	6%
Multi-asset	377,837	341,214	267,748	225,170	185,587	22%
Alternatives	111,240	111,114	109,795	104,948	109,738	2%
Long-term	4,333,841	4,012,209	3,482,366	3,137,946	3,131,116	9%
Cash management	296,353	275,554	263,743	254,665	279,175	(3)%
Advisory	21,701	36,325	45,479	120,070	150,677	(33)%
Total	$4,651,895	$4,324,088	$3,791,588	$3,512,681	$3,560,968	7%

(1)	Percentage represents CAGR over a five-year period (2009-2014).

Component changes in AUM by product type for the five years ended December 31, 2014 are presented below.

(in millions)	December 31, 2009	Net Inflows (Outflows)	Adjustment/ Acquisition(1)	Market Change	FX Impact	December 31, 2014	5-Year CAGR
Equity	$1,536,055	$270,872	$(125,860)	$831,522	$(61,478)	$2,451,111	10%
Fixed income	1,055,627	82,232	(14,270)	297,702	(27,638)	1,393,653	6%
Multi-asset	142,029	156,003	9,499	83,397	(13,091)	377,837	22%
Alternatives	102,101	(11,759)	18,956	4,298	(2,356)	111,240	2%
Long-term	2,835,812	497,348	(111,675)	1,216,919	(104,563)	4,333,841	9%
Cash management	349,277	(43,523)	(5,914)	3,182	(6,669)	296,353	(3)%
Advisory	161,167	(137,078)	(10)	1,136	(3,514)	21,701	(33)%
Total	$3,346,256	$316,747	$(117,599)	$1,221,237	$(114,746)	$4,651,895	7%

(1)	Amounts include acquisition adjustments and reclassification of certain AUM acquired from BGI in December 2009. Amounts also include AUM acquired from Swiss Re Private Equity Partners (“SRPEP”) in September 2012, Claymore Investments, Inc. (“Claymore”) in March 2012, Credit Suisse’s ETF franchise (“Credit Suisse ETF Transaction”) in July 2013 and MGPA in October 2013, and other reclassifications to conform to current period combined AUM policy and presentation. Amounts also include BGI merger-related outflows due to manager concentration considerations prior to the third quarter of 2011 and outflows from scientific active equity performance prior to the second quarter of 2011. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the transaction.

AUM represents the broad ranges of financial assets we manage for clients on a discretionary basis pursuant to investment management agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for billing (for example, net asset value). Reported AUM does not include assets for which we provide risk management or other forms of nondiscretionary advice, or assets that we are retained to manage on a short-term, temporary basis.

Investment management fees are typically expressed as a percentage of AUM. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, we also may earn securities lending fees. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing and advisory services, to institutional investors under the BRS name. Revenue for these services may be based on several criteria including value of positions, number of users, accomplishment of specific deliverables or other objectives.

At December 31, 2014, total AUM was $4.652 trillion, representing a CAGR of 7% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net new business and acquisitions, including Claymore and SRPEP, which added $13.7 billion of AUM in 2012, and Credit Suisse and MGPA, which collectively added $26.9 billion of AUM in 2013. Our AUM mix encompasses a broadly diversified product range, as described below.

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
☐ Alternatives
☐ Cash Management

CLIENT TYPE

Our organizational structure was designed to ensure that strong investment performance is our highest priority, and that we best align with our clients’ needs to capitalize on broader industry trends. Furthermore, our structure facilitates strong teamwork globally across both functions and regions in order to enhance our ability to leverage best practices to serve our clients and continue to develop our talent. Specifically, our investments functions are split into five distinct strategies: Alpha, Beta, Multi-Asset, Alternatives and Trading/Liquidity.

We serve a diverse mix of institutional and retail clients across the globe. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors, and retail investors. iShares is presented as a separate client type below, with investments in iShares by institutions and retail clients excluded from figures and discussions in their respective sections below.

AUM by investment style and client type at December 31, 2014 is presented below.

(in millions)	Retail	iShares	Institutional	Total
Active	$494,455	$—	$959,160	$1,453,615
Non-ETF Index	39,874	—	1,816,124	1,855,998
iShares	—	1,024,228	—	1,024,228
Long-term	534,329	1,024,228	2,775,284	4,333,841
Cash management	41,841	—	254,512	296,353
Advisory	—	—	21,701	21,701
Total AUM	$576,170	$1,024,228	$3,051,497	$4,651,895

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the active and passive spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $440.2 billion, or 82%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts (“SMAs”). The majority (93%) of long-term retail AUM is invested in active products, although this is impacted by iShares being shown separately. Retail represented 12% of long-term AUM at December 31, 2014 and 35% of long-term base fees for 2014.

Component changes in retail AUM for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows	Market Change	FX Impact	December 31, 2014
Equity	$203,035	$1,582	$1,831	$(6,003)	$200,445
Fixed income	151,475	36,995	3,698	(2,348)	189,820
Multi-asset class	117,054	13,366	(4,080)	(999)	125,341
Alternatives	16,213	3,001	152	(643)	18,723
Total Retail	$487,777	$54,944	$1,601	$(9,993)	$534,329

The retail client base is diversified geographically, with 71% of long-term AUM managed for investors based in the Americas, 23% in EMEA and 6% in Asia-Pacific at year-end 2014.

•	U.S. retail long-term net inflows of $31.6 billion, or 10% organic growth, were led by fixed income inflows of $23.3 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into our unconstrained, high yield and core bond offerings. Multi-asset class net inflows of $6.7 billion were driven by demand for our Multi-Asset Income fund, which had $5.0 billion of net inflows. Our suite of retail alternatives mutual funds continued to gain traction, raising $2.7 billion of net inflows, and we remain committed to broadening the distribution of alternatives funds to bring institutional-quality alternatives products to retail investors. Net inflows across fixed income, multi-asset class and alternatives were partially offset by equity net outflows of $1.0 billion, driven by historical performance-related redemptions from U.S. large cap equities, but we continue to make progress on the reinvigoration and globalization of our fundamental active equity business.

•	International retail long-term net inflows of $23.4 billion, representing 15% organic growth, were positive across major regions and diversified across asset classes. Fixed income products generated net inflows of $13.7 billion, led by short duration and unconstrained strategies as investors looked to manage duration and generate yield in their portfolios. Multi-asset class net inflows of $6.7 billion were driven by flows into the cross-border versions of our Global Allocation and Multi-Asset Income funds. Equity net inflows of $2.6 billion reflected strong flows into index mutual funds, partially offset by outflows from our European Equities suite, due to macro headwinds as European market sentiment declined.

iShares

iShares is the leading ETF provider in the world, with $1.0 trillion of AUM at December 31, 2014 and was the top asset gatherer globally in 20141 with $100.6 billion of net inflows for an organic growth rate of 11%. Equity net inflows of $59.6 billion were driven by flows into the Core Series and into funds with broad U.S. equity market exposures, partially offset by outflows from emerging markets products. Fixed income net inflows of $40.0 billion were diversified across exposures and product lines, with European-listed iShares raising $16.6 billion, or 41%, of fixed income net inflows. iShares multi-asset class and alternatives funds contributed a combined $1.0 billion of net inflows, primarily into commodities. iShares represented 24% of long-term AUM at December 31, 2014 and 35% of long-term base fees for 2014.

Component changes in iShares AUM for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows	Market Change	FX Impact	December 31, 2014
Equity	$718,135	$59,626	$26,517	$(14,211)	$790,067
Fixed income	178,835	40,007	4,905	(6,076)	217,671
Multi-asset class	1,310	439	37	(13)	1,773
Alternatives(1)	16,092	529	(1,722)	(182)	14,717
Total iShares	$914,372	$100,601	$29,737	$(20,482)	$1,024,228

(1)	Amounts include commodity iShares.

Our broad iShares product range offers investors a precise, transparent and efficient way to tap market returns and gain access to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•	U.S. iShares AUM ended at $752.0 billion with $80.6 billion of net inflows driven by strong demand for U.S. equities as well as a diverse range of fixed income products.[2] During the fourth quarter of 2012, we debuted the Core Series in the United States and in 2014 we doubled the range by adding 10 funds, as buy-and-hold investors increasingly turn to iShares to efficiently construct larger portions of their portfolios. The U.S. Core Series again demonstrated solid results in its second full year, raising $25.7 billion in net inflows, primarily in U.S. equity and U.S. aggregate bond exposures.
•	International iShares AUM ended at $272.2 billion with robust net new business of $20.0 billion led by fixed income net inflows of $17.0 billion, primarily into yield-focused categories including investment grade corporate and emerging markets debt.[2] In 2014, we expanded our international presence and offerings among buy-and-hold investors through the launches of Core Series product lines in Canada and Europe.

Institutional

BlackRock’s institutional AUM is well diversified by both product and region, and we serve institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions.

1	Source: BlackRock; Bloomberg

2	Regional iShares amounts based on jurisdiction of product, not underlying client

Component changes in Institutional AUM for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows (Outflows)	Market Change	FX Impact	December 31, 2014
Active:
Equity	$138,726	$(18,648)	$9,935	$(4,870)	$125,143
Fixed income	505,109	(6,943)	34,062	(13,638)	518,590
Multi-asset class	215,276	15,835	23,435	(11,633)	242,913
Alternatives	73,299	(664)	1,494	(1,615)	72,514
Active subtotal	932,410	(10,420)	68,926	(31,756)	959,160
Index:
Equity	1,257,799	9,860	102,549	(34,752)	1,335,456
Fixed income	406,767	26,347	56,086	(21,628)	467,572
Multi-asset class	7,574	(735)	1,652	(681)	7,810
Alternatives	5,510	656	(693)	(187)	5,286
Index subtotal	1,677,650	36,128	159,594	(57,248)	1,816,124
Total Institutional	$2,610,060	$25,708	$228,520	$(89,004)	$2,775,284

Institutional active AUM ended 2014 at $959.2 billion, up $26.8 billion, or 3%, since year-end 2013. Institutional active represented 22% of long-term AUM and 20% of long-term base fees. Growth in AUM reflected continued strength in multi-asset class products with net inflows of $15.8 billion largely from defined contribution plans into target date offerings. Multi-asset class net inflows were offset by equity net outflows of $18.6 billion, with 63% of outflows coming from fundamental strategies. Fixed income net outflows of $6.9 billion were primarily due to several large client-specific asset allocation decisions and corporate actions such as client acquisitions. These events offset positive momentum in credit mandates. Alternatives net outflows of $0.7 billion included $3.1 billion of return of capital; excluding return of capital, alternatives net inflows of $2.4 billion were led by inflows into hedge fund and private equity solutions.

Institutional index AUM totaled $1.816 trillion at December 31, 2014, reflecting net inflows of $36.1 billion. Flows were led by fixed income with net inflows of $26.3 billion, primarily into local currency, U.S. targeted duration and global bond mandates, reflecting solutions-based LDI activity and portfolio rebalancing. Equities saw net inflows of $9.9 billion, primarily into global mandates, as clients increasingly looked to use passive vehicles for broad macro exposure. Institutional index represented 42% of long-term AUM at December 31, 2014 and accounted for 10% of long-term base fees for 2014.

The Company’s institutional clients consist of the following:

•	Pensions, Foundations and Endowments. BlackRock is among the largest managers of pension plan assets in the world with $1.877 trillion, or 68%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2014. The market landscape is shifting from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $29.3 billion of long-term net inflows for the year, or 6% organic growth, driven by continued demand for our LifePath® target-date suite. We ended 2014 with $599.2 billion in defined contribution AUM, and remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $55.6 billion, or 2% of long-term institutional AUM, was managed for other tax-exempt investors, including charities, foundations and endowments.

•	Official Institutions. We also managed $228.8 billion, or 8%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2014. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•	Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $233.7 billion, or 8%, of institutional long-term AUM at year-end 2014. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $379.9 billion, or 14%, of long-term institutional AUM at year-end.

PRODUCT TYPE

Component changes in AUM by product type and investment style for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows (Outflows)	Market Change	FX Impact	December 31, 2014
Equity:
Active	$317,262	$(24,882)	$9,867	$(9,445)	$292,802
iShares	718,135	59,626	26,517	(14,211)	790,067
Non-ETF index	1,282,298	17,676	104,448	(36,180)	1,368,242
Equity subtotal	2,317,695	52,420	140,832	(59,836)	2,451,111
Fixed income:
Active	652,209	27,694	36,942	(15,521)	701,324
iShares	178,835	40,007	4,905	(6,076)	217,671
Non-ETF index	411,142	28,705	56,904	(22,093)	474,658
Fixed income subtotal	1,242,186	96,406	98,751	(43,690)	1,393,653
Multi-asset class	341,214	28,905	21,044	(13,326)	377,837
Alternatives:
Core	85,026	3,061	1,808	(1,889)	88,006
Currency and commodities	26,088	461	(2,577)	(738)	23,234
Alternatives subtotal	111,114	3,522	(769)	(2,627)	111,240
Long-term	4,012,209	181,253	259,858	(119,479)	4,333,841
Cash management	275,554	25,696	715	(5,612)	296,353
Advisory	36,325	(13,173)	1,109	(2,560)	21,701
Total AUM	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

Long-term product offerings include active and index strategies. Our active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile. We offer two types of active strategies: those that rely primarily on fundamental research and those that utilize primarily quantitative models to drive portfolio construction. In contrast, index strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Index strategies include both our non-ETF index products and iShares ETFs.

Although many clients use both active and index strategies, the application of these strategies may differ. For example, clients may use index products to gain exposure to a market or asset class. In addition, institutional non-ETF index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. This has the potential to exaggerate the significance of net flows in institutional index products on BlackRock’s revenues and earnings.

Equity

Year-end 2014 equity AUM of $2.451 trillion increased by $133.4 billion, or 6%, from the end of 2013 due to net new business of $52.4 billion and net market appreciation and foreign exchange movements of $81.0 billion. Net inflows were driven by $59.6 billion and $17.7 billion into iShares and non-ETF index accounts, respectively. Index inflows were offset by active net outflows of $24.9 billion, with outflows of $18.0 billion and $6.9 billion from fundamental and scientific active equity products, respectively.

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

Fixed Income

Fixed income AUM ended 2014 at $1.394 trillion, increasing $151.5 billion, or 12%, from December 31, 2013. The increase in AUM reflected $96.4 billion in net new business and $55.1 billion in net market appreciation and foreign exchange movements. In 2014, net new business was diversified across fixed income offerings, with strong flows into our unconstrained, total return and high yield products. Flagship funds in these product areas include our unconstrained Strategic Income Opportunities and Fixed Income Global Opportunities funds, with net inflows of $13.3 billion and $4.2 billion, respectively; our Total Return fund with net inflows of $2.1 billion; and our High Yield Bond fund with net inflows of $2.1 billion. Fixed income net inflows were positive across investment styles, with iShares, non-ETF index, and active net inflows of $40.0 billion, $28.7 billion and $27.7 billion, respectively.

Multi-Asset Class

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

Component changes in multi-asset class AUM for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows (Outflows)	Market Change	FX Impact	December 31, 2014
Asset allocation and balanced	$169,604	$18,387	$(827)	$(4,132)	$183,032
Target date/risk	111,408	10,992	7,083	(872)	128,611
Fiduciary	60,202	(474)	14,788	(8,322)	66,194
Multi-asset	$341,214	$28,905	$21,044	$(13,326)	$377,837

Flows reflected ongoing institutional demand for our solutions-based advice with $15.1 billion, or 52%, of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows, and contributed $12.8 billion to institutional multi-asset class net new business in 2014, primarily into target date and target risk product offerings. Retail net inflows of $13.4 billion were driven by particular demand for our Multi-Asset Income fund, which raised $6.3 billion in 2014.

The Company’s multi-asset strategies include the following:

•	Asset allocation and balanced products represented 48% of multi-asset class AUM at year-end, with growth in AUM driven by net new business of $18.4 billion. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income suites.
•	Target date and target risk products grew 10% organically in 2014. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans accounting for over 80% of AUM. The remaining 10% of target date and target risk AUM consisted of retail client investments. Flows were driven by defined contribution investments in our LifePath and LifePath Retirement Income® offerings. LifePath products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

•	Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of plan management. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

Alternatives

BlackRock Alternative Investors (“BAI”) focuses on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into two main categories — core and currency and commodities. Core includes hedge funds, hedge fund and private equity solutions (funds of funds), opportunistic private equity and credit, real estate and infrastructure offerings. The products offered under the BAI umbrella are described below.

Component changes in alternatives AUM for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows (Outflows)	Market change	FX impact	December 31, 2014	Memo Return of Capital(1)
Core:
Alternative Solutions	$131	$378	$25	$(6)	$528	$—
Hedge Funds:
Direct Hedge Fund Strategies	31,525	1,539	(28)	(1,040)	31,996	—
Hedge Fund Solutions	16,941	1,981	756	(95)	19,583	(229)
Hedge Funds Subtotal	48,466	3,520	728	(1,135)	51,579	(229)
Illiquid and Opportunistic:
Private Equity Solutions	11,895	732	(92)	(195)	12,340	(565)
Opportunistic Private Equity and Credit Strategies	522	249	31	—	802	(247)
Illiquid and Opportunistic Subtotal	12,417	981	(61)	(195)	13,142	(812)
Real Assets:
Real Estate	23,407	(2,031)	1,177	(552)	22,001	(2,370)
Infrastructure	605	213	(61)	(1)	756
Real Assets Subtotal	24,012	(1,818)	1,116	(553)	22,757	(2,370)
Core Subtotal	85,026	3,061	1,808	(1,889)	88,006	(3,411)
Currency and commodities	26,088	461	(2,577)	(738)	23,234	—
Alternatives	$111,114	$3,522	$(769)	$(2,627)	$111,240	$(3,411)

(1)	Return of capital is included in outflows.

We continued to see momentum across our alternatives business, particularly within our retail platform, which now stands at $18.7 billion in AUM, and in illiquid alternatives where we raised $5.8 billion of new commitments in 2014 across a variety of strategies, including private equity and hedge fund solutions, opportunistic credit, renewable power, and infrastructure debt. At year-end, we had $8.9 billion of unfunded commitments, which are expected to be deployed in future years; these commitments are not included in AUM until they are invested.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies to best meet their investment objectives, they will further increase their use of alternative investments to complement core holdings, and as a top 10 alternative provider3 our highly diversified $111.2 billion alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

Core.

•	Alternative Solutions represent holistic, multi-dimensional alternatives mandates that bring together a range of alternative assets and strategies in a single operationally efficient and cost-effective portfolio solution. In 2014, alternative solutions portfolios raised $0.4 billion of net inflows and $0.9 billion of commitments.

•	Hedge Funds net inflows of $3.5 billion were led by net inflows of $2.0 billion into hedge fund solutions, our funds of hedge funds offering. Direct hedge fund net inflows of $1.5 billion were driven by net inflows of $2.7 billion into liquid alternative mutual funds, paced by our zero-duration liquid Global Long/Short Credit and market-neutral Global Long/Short Equity funds. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

•	Illiquid and Opportunistic AUM included $12.3 billion in private equity solutions and $0.8 billion in opportunistic private equity and credit offerings. Net inflows of $1.0 billion were predominantly into private equity solutions.

•	Real Assets AUM totaled $22.8 billion, down $1.3 billion, or 5%, reflecting $1.8 billion in client net redemptions and distributions and $0.6 billion in portfolio valuation gains. The decline in AUM was primarily due to $2.4 billion of capital returned to investors.

Currency and Commodities.

AUM in currency and commodities declined 11% from year-end 2013, reflecting portfolio valuation declines of $3.3 billion. Currency and commodities products include a range of active and passive products. Our iShares commodities products represented $14.7 billion of AUM, and are not eligible for performance fees.

3	Source: Towers Watson, July 2014

Cash Management

Cash management AUM totaled $296.4 billion at December 31, 2014, of which $109.7 billion was in prime strategies, up $20.8 billion, or 8%, from year-end 2013. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios are denominated in U.S. dollar, Canadian dollar, Australian dollar, euro or British pound. We generated net inflows of $25.7 billion during 2014, a period marked by a near zero interest rate environment. We provided new solutions and choices for our clients to meet their existing cash investment needs and are actively repositioning and streamlining our product lineup to meet the future requirements of clients given announced regulatory changes to U.S. money market funds. In Europe, we continue to be a market leader highlighted by our implementation of the reverse distribution mechanism in our euro funds when faced with negative rates.

CLIENT REGION

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2014 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$1,583,532	$655,985	$211,594	$2,451,111
Fixed income	774,296	502,324	117,033	1,393,653
Multi-asset class	237,436	119,353	21,048	377,837
Alternatives	56,668	36,817	17,755	111,240
Long-term	2,651,932	1,314,479	367,430	4,333,841
Cash management	199,887	92,795	3,671	296,353
Advisory	15,534	6,167	—	21,701
Total	$2,867,353	$1,413,441	$371,101	$4,651,895

Component changes in AUM by client region for 2014 are presented below.

(in millions)	December 31, 2013	Net Inflows	Market Change	FX Impact	December 31, 2014
Americas	$2,655,529	$109,142	$114,734	$(12,052)	$2,867,353
EMEA	1,335,777	53,935	114,446	(90,717)	1,413,441
Asia-Pacific	332,782	30,699	32,502	(24,882)	371,101
Total	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

Americas.

Long-term net new business of $107.3 billion was positive across all asset classes, with net inflows of $46.2 billion, $38.9 billion, $20.5 billion and $1.7 billion in fixed income, equity, multi-asset class and alternatives products, respectively. During the year, we served clients through offices in 32 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA.

During the year, clients awarded us long-term net new business of $42.0 billion, including inflows from investors in 23 countries across the region. EMEA net new business was led by fixed income net inflows of $43.1 billion, reflecting strong solutions-based LDI activity. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific.

Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Malaysia, Singapore, Taiwan, Korea and China, and a joint venture in India. Long-term net new business of $31.9 billion was driven by fixed income, equity and multi-asset class net inflows of $14.4 billion, $12.5 billion and $5.4 billion, respectively, partially offset by alternatives net outflows of $0.4 billion.

INVESTMENT PERFORMANCE

Investment performance across active and passive products as of December 31, 2014 was as follows:

	One-year period	Three-year period	Five-year period
Fixed Income:
Actively managed products above benchmark or peer median
Taxable	72%	91%	87%
Tax-exempt	57%	70%	74%
Index products within or above tolerance	98%	98%	98%
Equity:
Actively managed products above benchmark or peer median
Fundamental	37%	48%	41%
Scientific	85%	86%	97%
Index products within or above tolerance	94%	98%	97%

Product Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2014 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including U.S. registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2014. The performance data does not include accounts terminated prior to December 31, 2014 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for U.S. retail, institutional and high net worth separate accounts as well as EMEA institutional separate accounts, and net-of-fee for European domiciled retail funds. The performance tracking shown for institutional index accounts is based on gross-of-fee performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2014 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Source of performance information and peer medians is BlackRock, Inc. and is based in part on data from Lipper Inc. for U.S. funds and Morningstar, Inc. for non-U.S. funds.

BLACKROCK SOLUTIONS

BRS offers investment management technology systems, risk management services and advisory services on a fee basis. Aladdin is our proprietary technology platform, which serves as the risk management system for both BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting capabilities via the Green Package® and risk management advisory services; interactive fixed income analytics through our web-based calculator, AnSer®; middle and back office outsourcing services; and investment accounting. BRS’ Financial Markets Advisory (“FMA”) group provides services such as valuation and risk assessment of illiquid assets, portfolio restructuring, workouts and dispositions of distressed assets and financial and balance sheet strategies, for a wide range of global clients.

BRS record revenues of $635 million were up 10% year-over-year. Our Aladdin business, which represented 75% of BRS revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin business assignments are typically long-term contracts that provide significant recurring revenue.

Our FMA group continued to post strong revenues, even as the business transitions from a “crisis management” emphasis to a more institutionalized advisory business model, with a strong focus on helping clients navigate and implement requirements for the evolving regulatory environment. Advisory AUM decreased 40% to $21.7 billion, driven by $13.2 billion of planned client distributions reflecting our continued success in disposing of assets for clients at, or above, targeted levels.

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

Outstanding loan balances ended the year at approximately $187 billion, up from $156 billion at year-end 2013. Liability spreads declined from 2013 levels, as the proportion of “special collateral,” securities commanding premium lending fees, declined due to low idiosyncratic risk, low single stock volatility and lack of M&A activity.

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

COMPETITION

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta for index products, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service.

GEOGRAPHIC INFORMATION

At December 31, 2014, BlackRock served clients in more than 100 countries across the globe, including the United States, the United Kingdom and Japan. See Note 22, Segment Information, contained in Part II, Item 8 of this filing for more information.

EMPLOYEES

At December 31, 2014, BlackRock had a total of approximately 12,200 employees, including approximately 5,800 located in offices outside the United States. Consistent with our commitment to continually expand and enhance our talent base to support our clients, we added approximately 800 employees during the year, including in strategic focus areas.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust customers of BlackRock Institutional Trust Company, N.A. (“BTC”), PNC and its bank subsidiaries and their customers and the financial system. Under these laws and regulations, agencies that regulate investment advisers, investment funds and bank holding companies and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines both for individuals and the Company.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

GLOBAL REGULATORY REFORM

BlackRock is subject to numerous regulatory reform initiatives around the world. Any such initiative, or any new laws or regulations or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities, lead to business disruptions, require BlackRock to change certain business practices and expose BlackRock to additional costs (including compliance and legal costs), as well as reputational harm. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted. As the impact of these rules will become evident over time, it is not yet possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon BlackRock’s business, financial condition, and results of operations.

Systemically Important Financial Institution Review

Under the DFA, BlackRock could be designated a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On July 31, 2014, the Financial Stability Oversight Council (“FSOC”) principals directed the staff to undertake a more focused analysis of industry-wide products and activities to assess potential risks associated with the asset management industry, and on December 18, 2014 the FSOC issued a Request for Information related to this analysis.

In addition, on January 8, 2014, the Financial Stability Board (“FSB”) and the International Organisation of Securities Commissions (“IOSCO”) issued a consultative document on proposed methodologies to identify nonbank/noninsurance global systemically important financial institutions (“G-SIFI”). A second FSB-IOSCO consultation is expected to be released in the near future.

If BlackRock were designated a SIFI or G-SIFI, it could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager such as BlackRock. No proposals have been made indicating how such measures would be adapted for asset managers.

Securities and Exchange Commission Review of Asset Managers

BlackRock’s business may also be impacted by Securities and Exchange Commission (“SEC”) regulatory initiatives. For example, on December 11, 2014 the Chair of the SEC announced that she is recommending that the SEC enhance its oversight of asset managers by (i) expanding and updating data requirements with which asset managers must comply, (ii) improving fund level controls, including those related to liquidity levels and the nature of specific instruments and (iii) ensuring that asset management firms have appropriate transition plans in place to deal with market stress events or situations where an investment adviser is no longer able to serve its clients. Although these recommendations have not yet resulted in any proposed rules, any additional SEC oversight or the introduction of any new reporting, disclosure or control requirements could expose BlackRock to additional compliance costs and may require the Company to change how it operates its business.

Money Market Fund Reform

In July 2014, the SEC adopted rule amendments designed to reform the regulatory structure governing money market funds and to address the perceived systemic risks that such funds present. The new rules require institutional prime and institutional municipal money market funds to employ a floating net asset value method of pricing, which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets. The rules also provide for new tools for the funds’ boards designed to address liquidity shocks, including liquidity fees and redemption gates. The rules do not apply to government

(non-municipal) and retail money market funds, except that retail money market funds must comply with liquidity fees and redemption gate requirements. The potential impact of the rules that affect the structure of the funds, which have a two-year compliance period, on BlackRock’s business remains untested; they may, however, reduce the attractiveness of certain money market funds to investors.

Regulation of Derivatives

The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review the use of futures, swaps and other derivatives by mutual funds. Such reviews could result in regulations that further limit the use of such products by mutual funds. If adopted, these limitations could require BlackRock to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions. BlackRock also reports certain information about a number of its private funds to the SEC and certain information about a number of its commodity pools to the CFTC, under systemic risk reporting requirements adopted by both agencies. These reporting obligations have required, and will continue to require, investments in people and systems to assure timely and accurate reporting.

Further, the full implementation of regulations under the DFA relating to regulation of swaps and derivatives will impact the manner in which BlackRock-advised funds and accounts use and trade swaps and other derivatives, increasing the costs of derivatives trading for BlackRock’s clients. For example, CFTC, and eventually SEC rules and regulations applicable to offshore funds, accounts and counterparties will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it will be subject. These rule changes also introduce new requirements for centrally clearing certain swap, and eventually security-based swap, transactions and for executing certain swap, and eventually security-based swap, transactions on or through CFTC or SEC-registered trading venues. Jurisdictions outside the United States in which BlackRock operates also have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact BlackRock and the broader markets. This includes the implementation of mandated central clearing of swaps in the European Union (“EU”) and the implementation of trade reporting, documentation, central clearing and other requirements in various jurisdictions globally.

Regulation of ETFs

Globally, regulators are examining the potential risks in ETFs and may impose additional regulations on ETFs. Depending on the outcome of this analysis, these products may be restricted in some ways and may require BlackRock to incur additional compliance expenses, which may adversely affect the Company’s business.

Benchmark Reform

The IOSCO published principles for regulatory oversight of financial benchmarks in 2013, with standards applying to methodologies for benchmark calculation, and transparency and governance issues in the benchmarking process; some national and regional regulators are currently reviewing how to apply these principles, with a draft European Regulation published in September 2013. Similarly, in July 2014, the FSB published a report aimed at reforming major interest rate benchmarks. These regulations may result in business disruptions, which could adversely impact the value of assets in which asset managers, including BlackRock, have invested directly or on behalf of their clients. To the extent the regulations strictly control the activities of financial services firms, could make it more difficult for BlackRock to conduct certain businesses.

Taxation

BlackRock’s global business may be impacted by the Foreign Account Tax Compliance Act (“FATCA”), which was enacted in 2010 and introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which BlackRock does business. While many of these IGAs have been put into place, others have yet to be concluded. The FATCA rules will impact both U.S. and non-U.S. funds and subject BlackRock to extensive additional administrative burdens. The Organization for Economic Co-operation and Development has also recently launched a base erosion and profit shifting (“BEPS”) proposal that aims to rationalize tax treatment across jurisdictions. If the BEPS proposal becomes the subject of legislative action in the format proposed, it could have unintended taxation consequences for collective investment vehicles and the Company’s tax position, which could adversely affect BlackRock’s financial condition.

In addition, certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”). There has also been renewed momentum by several other Member States to introduce FTTs, which would impose taxation on a broad range of financial instrument and derivatives transactions. In general, any tax on securities and derivatives transactions would impact investors and would likely have a negative impact on the liquidity of the securities and derivatives markets, could diminish the attractiveness of certain types of products that we manage in those countries and could cause clients to shift assets away from such products. An FTT could significantly increase the operational costs of our entering into, on behalf of our clients, securities and derivatives transactions that would be subjected to an FTT, which could adversely impact our financial results and clients’ performance results.

BlackRock’s business could also be impacted to the extent there are other changes to tax laws. For example, the administration recently announced its proposed U.S. federal budget, which called for new industry fees for financial firms. To the extent such fees are adopted and found to apply to BlackRock, they could adversely affect the Company’s financial results.

Regulation of Securities Lending

In its 2014 Annual Report, the FSOC identified securities lending indemnification by asset managers as a potential systemic risk that required further review and monitoring. In addition, in January 2015, the European Parliament published its draft report on the European Commission’s proposal for a European regulation on the reporting and transparency of securities financing transactions (“SFT”).

The SFT regulation aims to improve the transparency surrounding SFTs and limit the perceived risks of SFTs by, among other things, requiring central reporting of SFTs, requiring disclosure of SFTs to investors and imposing minimum requirements relating to the difference in prices at which a market maker can buy and sell a security in SFTs. If the recent scrutiny of securities lending practices results in new regulatory requirements or reporting obligations, BlackRock may be required to modify its securities lending activities or introduce additional compliance measures, which will subject the Company to additional expenses.

Volcker Rule

Provisions of the DFA referred to as the “Volcker Rule” place limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). Because the Federal Reserve currently treats BlackRock as a nonbank subsidiary of PNC, BlackRock may be required to conform its activities to the requirements of the Volcker Rule. The Volcker Rule’s restrictions would, among other things, limit BlackRock’s ability to invest in covered funds and require BlackRock to remove its name from the names of its covered funds, which could subject the Company to additional expense. The Volcker Rule may also require BlackRock to sell certain seed and co-investments that it holds in covered funds, potentially at a discount to existing carrying value, depending on market conditions. The Volcker Rule may also reduce the level of market making and liquidity activities of several of BlackRock’s trading counterparties, which may adversely impact the liquidity and, in some cases, the pricing of various financial instruments in which BlackRock client accounts invest. For a further discussion of the Volcker Rule, see “Item 1A — Risk Factors — Legal and Regulatory Risks.”

Markets in Financial Instrument Directives

BlackRock is also subject to numerous regulatory reform initiatives in Europe. For example, after the United Kingdom and other European jurisdictions in which BlackRock has a presence implemented the Markets in Financial Instruments Directive (“MiFID”) rules (described more particularly under “— European Regulation” below) into national legislation, these jurisdictions recently began the additional process of implementing MiFID 2 and a new Markets in Financial Instruments Regulation. MiFID 2 builds upon many of the initiatives introduced through MiFID, which focused primarily on equities, to encourage trading across all asset classes to migrate on to open and transparent markets. MiFID 2, which will come into full effect in January 2017, will be implemented through a number of more detailed directives, regulations and technical standards to be made by the European Commission and by the European Securities and Markets Authority (“ESMA”). It is expected that MiFID 2 will have significant and wide-ranging impacts on EU securities and derivatives markets. In particular, there will be (i) enhanced governance and investor protection standards, (ii) prescriptive rules on portfolio management firms’ ability to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives on to regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restrictions on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the

Organized Trading Facility for non-equity financial instruments, (viii) commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on the Company and its subsidiaries and may require significant changes to client servicing models.

Alternative Investment Fund Managers Directive

BlackRock’s European business is impacted by the EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011. The AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD also regulates the marketing of all AIFs inside the European Economic Area (“EEA”). The AIFMD is being implemented in stages, which run through 2018. Compliance with the AIFMD’s requirements restrict alternative investment fund marketing and impose additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management on BlackRock. These new compliance and disclosure obligations and the associated risk management and reporting requirements will subject BlackRock to additional expenses.

Undertakings for Collective Investment in Transferable Securities

The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) as regards depositary functions, remuneration policies and sanctions. The latest initiative in this area, UCITS V, which became effective in September 2014, seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under the UCITS Directive with the requirements of the AIFMD. UCITS V is required to be adopted in the national law of each EU member state during the second quarter of 2016. Similarly, in August 2014 ESMA revised the guidelines it initially published in 2012 on ETFs and other UCITS funds. The guidelines introduced new collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules, which are now in effect, required BlackRock to make a series of changes to its collateral management arrangements applicable to the EPM of its UCITS fund ranges. Compliance with the UCITS directives will cause BlackRock to incur additional expenses associated with new risk management and reporting requirements.

Extension of Retail Distribution Review

BlackRock must also comply with newly implemented retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures and increasing professionalism in the retail investment sector. The rules were originally introduced in the United Kingdom and have since been introduced in other jurisdictions where BlackRock operates. Similarly, MiFID 2 will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules, if implemented, may lead to changes to the fees and commissions BlackRock is able to charge to its clients, as well as to its client servicing and distribution models.

EXISTING U.S. REGULATION - OVERVIEW

BlackRock and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the Department of Labor (the “DOL”), the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the CFTC and other government agencies and regulatory bodies. Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by various agencies.

The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 (the “Investment Company Act”) imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies in the United States and globally. Violation of any of these laws and regulations could result in restrictions on the Company’s activities and damage its reputation. Furthermore, the SEC has recently promulgated new rules that give effect to a section of the DFA that requires municipal advisors (as that term is defined in the statute) to register with the SEC. The new rules require entities that provide certain types of advice to, or on behalf of, or solicit municipal entities or certain other persons, to register with the SEC and the Municipal Securities Rulemaking Board (“MSRB”) as municipal advisors, thereby subjecting those entities to new or additional regulation by the SEC and MSRB. BlackRock has registered one of its subsidiaries, BTC, as a municipal advisor under these new rules.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

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

BlackRock has seven subsidiaries that are registered as commodity pool operators (“CPOs”) and/or commodity trading advisors with the CFTC and are members of the NFA. Additional BlackRock entities may need to register as a CPO or commodity trading advisor as a result of recently enacted regulatory changes by the CFTC. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the DFA, in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”) and BlackRock Execution Services, are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”) and a member of the MSRB, subject to MSRB rules.

U.S. Banking Regulation

PNC is a bank holding company and regulated as a “financial holding company” by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). As described in “Item 1-Business”, PNC owns approximately 22% of BlackRock’s capital stock. Based on the Federal Reserve’s interpretation of the BHC Act, the Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for purposes of the BHC Act, thereby subjecting BlackRock to banking regulation, including the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to PNC, including the Volcker Rule. The supervision and regulation of PNC and its subsidiaries under applicable banking laws is intended primarily for the protection of its banking subsidiaries, its depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, and the financial system as a whole, rather than for the protection of stockholders, creditors or clients of PNC or BlackRock. BlackRock may also be subject to foreign laws and supervision that could affect its business.

BlackRock generally may conduct only activities that are authorized for a financial holding company under the BHC Act. Investment management is an authorized activity, but must be conducted within applicable regulatory requirements, which in some cases are more restrictive than those BlackRock faces under applicable securities laws. BlackRock may also invest in investment companies and private investment funds to which it provides advisory, administrative or other services, only to the extent consistent with applicable law and regulatory interpretations. Based on the Federal Reserve’s position that BlackRock is a nonbank subsidiary of PNC, the Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for BlackRock to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations, and there are limits on the ability of bank subsidiaries of PNC to extend credit to or conduct other transactions with BlackRock or its funds. PNC and its subsidiaries are also subject to examination by various banking regulators, which results in examination reports and ratings that may adversely impact the conduct and growth of BlackRock’s businesses. Furthermore, the Federal Reserve has broad enforcement authority over nonbank subsidiaries, including the power to prohibit them from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. The DFA strengthened the Federal Reserve’s supervisory and enforcement authority over a bank holding company’s nonbank subsidiaries.

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

One of BlackRock’s subsidiaries, BTC, is organized as a limited purpose national trust company that does not accept deposits or make commercial loans and which is a member of the Federal Reserve System. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as capital adequacy, regulations governing fiduciaries, conflicts of interest, self-dealing, and anti-money laundering laws and regulations. BTC is also subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC’s customers and not BTC, BlackRock and its affiliates, or BlackRock’s stockholders.

EXISTING INTERNATIONAL REGULATION — OVERVIEW

BlackRock’s international operations are subject to the laws and regulations of a number of international jurisdictions, as well as oversight by numerous regulatory agencies and bodies in those jurisdictions. In some instances, they are also affected by U.S. laws and regulations that have extra-territorial application.

Below is a summary of certain international regulatory standards to which BlackRock is subject. It is not meant to be comprehensive as there are parallel legal and regulatory arrangements in force in many jurisdictions where BlackRock’s subsidiaries conduct business.

Of note among the various other international regulations to which BlackRock is subject, are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company.

European Regulation

The Financial Conduct Authority (“FCA”) currently regulates certain BlackRock subsidiaries in the United Kingdom. It also regulates those U.K. subsidiaries’ branches established in other European countries and the U.K. branches of certain of BlackRock’s U.S. subsidiaries. In addition, the Prudential Regulation Authority (the “PRA”) regulates one BlackRock U.K. subsidiary. Authorization by the FCA and the PRA is required to conduct certain financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules adopted under that Act govern the majority of a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to the Company’s U.K.-regulated insurance subsidiary. The FCA supervises the Company’s U.K.-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and thematic based reviews in order to monitor the Company’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against the Company’s U.K.-regulated subsidiaries and/or its employees.

In addition, the Company’s U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regulatory regime established by MiFID, which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the wider EEA. MiFID, the scope of which is being enhanced through MiFID 2 which is described more particularly under “— Global Regulatory Reform” above, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. Certain BlackRock entities must also comply with the U.K.’s Consolidated Life Directive and Insurance Mediation Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive), which became effective in January 2014. These include requirements not only on capital, but address matters of governance and remuneration as well. The obligations introduced through these directives will have a direct effect on some of BlackRock’s European operations.

BlackRock’s EU-regulated subsidiaries are additionally subject to an EU regulation on OTC derivatives, central counterparties and trade repositories, which was adopted in August 2012 and which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts from February 2014.

Regulation in the Asia-Pacific Region

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law

Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL. This Japanese subsidiary also holds a license for real estate brokerage activity which subjects it to the regulations set forth in the Real Estate Brokerage Business Act.

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

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (the “SFO”) which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC. Failure to comply with the applicable laws, regulations, codes and guidelines issued by the SFC could result in the suspension or revocations of the licenses granted by the SFC.

BlackRock’s operations in Taiwan are regulated by the Taiwan Financial Supervisory Commission, which is responsible for regulating securities markets (including the Taiwan Stock Exchange and the Taiwan Futures Exchange), the banking industry and the insurance sector. Other financial regulators oversee BlackRock subsidiaries, branches, and representative offices across the Asia Pacific region, including in Singapore and South Korea. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements.

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

MARKET AND COMPETITION RISKS

Changes in the value levels of equity, debt, real estate, commodities, currency or other asset markets could cause assets under management (“AUM”), revenue and earnings to decline.

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real estate, commodities or alternative investments in which BlackRock invests, could cause:

•	the value of AUM, or the returns BlackRock realizes on AUM, to decrease;

•	the withdrawal of funds from BlackRock’s products in favor of products offered by competitors;

•	the rebalancing of assets into BlackRock products that yield lower fees;

•	an impairment to the value of intangible assets and goodwill; or

•	a decrease in the value of seed or co-investment capital.

The occurrence of any of these events may cause the Company’s AUM, revenue and earnings to decline.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients and the liquidation of certain funds may be accelerated at the option of investors.

BlackRock derives a substantial portion of its revenue from its investment advisory business. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of private investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove BlackRock as the funds’ investment advisor (or equivalent). BlackRock also manages its U.S. mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. If a number of BlackRock’s clients terminate their contracts, remove BlackRock from advisory roles, liquidate funds or fail to renew management contracts on favorable terms, the fees or carried interest BlackRock earns could be reduced, which may cause its AUM, revenue and earnings to decline.

Increased competition may cause BlackRock’s AUM, revenue and earnings to decline.

The investment management industry is highly competitive and has relatively low barriers to entry. BlackRock competes based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or future new business, could cause the Company’s AUM, revenue and earnings to decline.

The impairment or failure of other financial institutions may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages to many different industries and counterparties, including brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose the products and accounts BlackRock manages to credit risk in the event the applicable counterparty defaults. Although BlackRock regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may otherwise fail to meet their obligations to BlackRock. Any such impairment or failure could negatively impact the performance of products or accounts managed by BlackRock, which could lead to the loss of clients and may cause BlackRock’s AUM, revenue and earnings to decline.

The failure or negative performance of products offered by competitors may cause AUM in similar BlackRock products to decline irrespective of BlackRock’s performance.

Many competitors offer similar products to those offered by BlackRock and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar BlackRock products, irrespective of the performance of such products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which may cause the Company’s AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns could affect our nonoperating income and could increase the volatility of our earnings.

At December 31, 2014, BlackRock’s net economic investment exposure of approximately $1.3 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments”) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real estate, commodities or alternative investments, could lower the value of these investments, increase the volatility of BlackRock’s earnings and may cause earnings to decline.

RISKS RELATED TO INVESTMENT PERFORMANCE

Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

The Company’s management believes that investment performance, including the efficient delivery of beta for passively managed products, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or to competitors could cause AUM, revenue and earnings to decline as a result of:

•	client withdrawals in favor of better performing products;

•	the diminishing ability to attract additional funds from existing and new clients;

•	the Company earning minimal or no performance fees;

•	an impairment to the value of intangible assets and goodwill; or

•	a decrease in investment returns on seed and co-investment capital.

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenue is derived from performance fees on investment and risk management advisory assignments. Performance fees represented $550 million, or 5%, of total revenue for the year ended December 31, 2014. Generally, the Company is entitled to a performance fee only if the agreement pursuant to which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods, which could cause AUM, revenue and earnings to decline.

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

TECHNOLOGY AND OPERATIONAL RISKS

A failure in BlackRock’s operational systems or infrastructure, including business continuity plans, could disrupt operations, damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers, and office space, is vital to the competitiveness of its business. Moreover a significant portion of BlackRock’s critical business operations are concentrated in a limited number of geographic areas, including San Francisco, New York, London and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic or other catastrophic event in any location at which BlackRock maintains a major presence, could materially impact operations, result in disruption to the business or impede its growth. Notwithstanding BlackRock’s efforts to ensure business continuity, if it fails to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems and the availability of back-up employees, are improperly implemented or deployed during a disruption, the Company’s ability to operate could be adversely impacted which could cause AUM, revenue and earnings to decline or could impact the Company’s ability to comply with regulatory obligations leading to reputational harm, regulatory fines and sanctions.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cyber security policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause BlackRock’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market for risk analytics could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics that BlackRock provides via the Aladdin technology platform to support investment advisory and BRS clients are a key element to BlackRock’s competitive success. BlackRock relies on its ability, as well as the ability of a number of third parties who provide it with various types of data and software, to maintain a robust and secure technological framework to maximize the benefit of the Aladdin platform. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to its investment advisory and BRS clients. In addition, there can be no assurance that the Company will be able to continue to deliver a competitive product in a dynamic market for risk analytics or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

Operating risks associated with BlackRock’s securities lending program may result in client losses, and in certain circumstances, potential financial liabilities for the Company.

BlackRock lends securities to banks and broker-dealers on behalf of certain of its clients. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock must manage this process and is charged with mitigating the associated operational risks. The failure of the Company’s controls to mitigate such operational risks could result in financial losses for the Company’s clients that participate in its securities lending programs (separate from the risks of collateral investments). Additionally, in certain circumstances, the Company could potentially be held liable for the failure to manage any such risks.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock indemnifies certain of its securities lending clients for specified losses that might occur upon the default of a borrower. These indemnities are designed to cover a client’s potential shortfall where the value of the collateral pledged by a defaulting borrower in connection with a securities lending agreement is less than the amount needed to repurchase the securities loaned to such a defaulting borrower. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2014 and subject to indemnification was $145.7 billion. BlackRock held, as agent, cash and securities totaling $155.8 billion as collateral for indemnified securities on loan at December 31, 2014. Significant borrower defaults coupled with collateral shortfalls could result in material liabilities under these indemnities, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock’s decision to provide support to particular products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

BlackRock may, at its option, from time to time support investment products through capital or other credit support. Such support may utilize capital and liquidity that would otherwise be available for other corporate purposes. Losses on such support, as well as regulatory restrictions on our ability to provide such support or the failure to have available or devote sufficient capital or liquidity to support products, may cause AUM, revenue and earnings to decline.

Failure to maintain adequate corporate and contingent liquidity may cause BlackRock’s AUM, liquidity and earnings to decline, as well as harm its prospects for growth.

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its ability to maintain and grow AUM, its creditworthiness and operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing strategic and business initiatives. BlackRock’s access to equity and debt markets and its ability to issue public or private debt, or secure lines of credit or commercial paper back-up lines, on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings as well as changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, could cause BlackRock’s AUM, revenue and earnings to decline, curtail its operations and limit or impede its prospects for growth.

Fraud, or the circumvention of controls and risk management policies, could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

Although BlackRock has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks, it cannot assure that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to its businesses. BlackRock is subject to the risk that its employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with the Company’s controls, policies and procedures. Persistent or repeated attempts involving fraud, conflicts of interests or circumvention of policies and controls could have an adverse effect on BlackRock’s reputation, which could cause costly regulatory inquiries and may cause the Company’s AUM, revenue and earnings to decline.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to develop, market and manage new investment products and services. The development and introduction of new products and services requires continued innovative efforts on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. A failure to continue to innovate to introduce new products and services or to successfully manage the risks associated with such products and services may cause BlackRock’s costs to fluctuate, which may cause its AUM, revenue and earnings to decline.

The failure to recruit and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive, and factors that affect BlackRock’s ability to attract and retain such employees include the Company’s reputation, the compensation and benefits it provides, and its commitment to effectively managing executive succession, including the development and training of qualified individuals. In addition, a percentage of the deferred compensation that BlackRock pays to its employees is tied to the Company’s share price. As such, if BlackRock’s share price were to decrease materially, the retention value of such deferred compensation would decrease. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to attract and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.

Future inorganic transactions may harm the Company’s competitive or financial position if they are not successful.

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, access new clients and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, and acquiring investment management businesses and other small and medium-sized companies. Inorganic transactions involve a number of financial, accounting, tax, regulatory and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities. Any failure to identify and mitigate these risks through due diligence and indemnification provisions could adversely impact BlackRock’s reputation, may cause its AUM, revenue and earnings to decline, and may harm the Company’s competitive position in the investment management industry. Moreover, there can be no assurances that BlackRock will be able to successfully integrate or realize the intended benefits from future inorganic transactions.

Operating in international markets increases BlackRock’s operational, regulatory and other risks.

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines or sanctions, which could cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO BLACKROCK’S KEY VENDOR AND DISTRIBUTION RELATIONSHIPS

The failure of a key vendor to BlackRock to fulfill its obligations could have a material adverse effect on BlackRock’s reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles and other distribution and operational needs. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could lead to operational and regulatory issues for the Company, including with respect to certain of its products, which could result in reputational harm and may cause BlackRock’s AUM, revenue and earnings to decline.

Any disruption to the Company’s distribution channels may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. In particular, BlackRock entered into a global distribution agreement with Bank of America/Merrill Lynch in 2006, which is subject to renegotiation at the end of 2016. BlackRock’s ability to maintain strong relationships with its distributors is material to the Company’s future performance. If BlackRock is unable to distribute its products and services successfully, if it experiences an increase in distribution-related costs, or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline.

LEGAL AND REGULATORY RISKS

BlackRock is subject to extensive and pervasive regulation around the world.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to a pervasive array of increasingly detailed operational requirements, compliance with which is costly, time-consuming and complex. BlackRock may be adversely affected by its failure to comply with current laws and regulations or by changes in the interpretation or enforcement of existing laws and regulations. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks, if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject, see “Item 1 – Business – Regulation.”

Regulatory reforms in the United States and internationally expose BlackRock and its clients to increasing regulatory scrutiny.

In recent years a number of proposals for regulatory reform have been introduced and it is expected that the level of regulatory scrutiny to which BlackRock is subject will continue to increase. See “Item 1 – Business – Regulation.” A number of regulatory reforms that have been proposed may require BlackRock to alter its business or operating activities, which could be time-consuming and costly and which may impede the Company’s growth and may cause AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s banking, insurance company and pension fund clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock. Key regulatory reforms that may impact the Company include:

•	Designation as a systemically important financial institution: Under the DFA, the Federal Reserve is charged with establishing enhanced regulatory requirements for nonbank financial institutions which have been designated as “systemically important” by the FSOC. In addition, the FSB and IOSCO have issued a consultative document on proposed methodologies to identify nonbank/noninsurance G-SIFIs. Although BlackRock has not been designated as a SIFI or G-SIFI, if it is designated as such in the future, it is likely to become subject to enhanced prudential, capital, supervisory and other requirements. Requirements such as these, which were designed to regulate banking institutions, would need to be modified to be applicable to an asset manager such as BlackRock. No proposals have been made indicating how such measures would be adapted for asset managers.

•	The Volcker Rule: Provisions of the DFA referred to as the “Volcker Rule” created a new section of the BHC Act that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). Complying with the Volcker Rule may reduce the level of market making and liquidity activities of several of BlackRock’s trading counterparties, which may adversely impact the liquidity and, in some cases, the pricing of various financial instruments in which BlackRock client accounts invest. Because the Federal Reserve currently treats BlackRock as a nonbank subsidiary of PNC, BlackRock may be required to conform its activities to the requirements of the Volcker Rule. On December 18, 2014, the Federal Reserve announced a second extension to the Volcker Rule conformance period, giving banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Federal Reserve also announced its intention to act in the future to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with these legacy covered funds. The Volcker Rule’s restrictions would, among other things, limit BlackRock’s ability to invest in covered funds and require BlackRock to remove its name from the names of its covered funds. The Volcker Rule may also require BlackRock to sell certain seed and co-investments that it holds in covered funds, potentially at a discount to existing carrying value, depending on market conditions.
•	Money market mutual fund reform: Approximately 3% of BlackRock’s AUM as of December 31, 2014, consisted of assets in U.S. money market funds, of which institutional prime or institutional municipal money market funds (including offshore funds that feed into such money market funds) comprised approximately 2%. In July 2014, the SEC adopted rule amendments designed to reform the regulatory structure governing money market funds and to address the perceived systemic risks that such funds present. The new rules require institutional prime and institutional municipal money market funds to employ a floating net asset value method of pricing, which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets. The rules also provide for new tools for the funds’ boards designed to address liquidity shocks, including liquidity fees and redemption gates. The rules do not apply to government (non-municipal) and retail money market funds, except that retail money market funds must comply with liquidity fees and redemption gate requirements. The potential impact of the rules that affect the structure of the funds, which have a two-year compliance period, on BlackRock’s business remains untested; they may, however, reduce the attractiveness of certain money market funds to investors.

•	Regulation of swaps and derivatives: The implementation of DFA regulations, similar regulations in the EU and other global jurisdictions relating to swaps and derivatives could impact the manner in which BlackRock-advised funds and accounts use and trade swaps and other derivatives, increasing the costs of derivatives trading for BlackRock’s clients. Various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules will also introduce new central clearing requirements for certain swap transactions and will require that certain swaps be executed only on or through electronic trading venues (as opposed to over the phone or other execution methods), with which BlackRock will have to comply. The new rules and regulations may produce regulatory inconsistencies in global derivatives trading rules and will increase the operational and legal risks with which BlackRock will have to contend.

•	Increased international regulatory scrutiny: In addition to the extensive scrutiny BlackRock faces from U.S.-based regulators, the Company and its subsidiaries are also subject to the authority of numerous governmental and regulatory bodies globally, in particular in Europe and the Asia-Pacific region. These regulators have imposed numerous regulations, guidelines and standards on the activities of BlackRock and its subsidiaries covering a variety of areas, including capital resources requirements, marketing activities, client and investor protections, senior management arrangements and enhanced system and control requirements. In the event that BlackRock or any of its subsidiaries fails to comply with these often complex guidelines, regulations and standards, the regulators have broad powers to suspend or revoke any licenses they may have granted and/or to impose sanctions or fines.

•	European Union Directives: In the aftermath of the financial crisis, the European Commission (“EC”) initiated a plan for EU financial reform, including a number of consultations and initiatives intended to improve retail investor protections, which the EC reflected in new or updated Directives and regulations. The resulting review of MiFID, introduction of AIFMD, the introduction of MiFID 2 and the revision of the UCITS Directive have increased the compliance, disclosure and other obligations BlackRock faces in the European Economic Area. Once fully implemented, these Directives will have significant and wide-ranging impacts on EU securities and derivatives markets, which will directly and indirectly impact BlackRock’s EU-regulated subsidiaries and other group companies.

•	Extension of Retail Distribution Review rules to new markets: BlackRock must also comply with newly implemented retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures and increasing professionalism in the retail investment sector. The rules were originally introduced in the United Kingdom and have since been introduced in other jurisdictions where BlackRock operates. Similarly, MiFID 2 will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules, if implemented, may lead to changes to the fees and commissions BlackRock is able to charge to its clients, as well as to its client servicing and distribution models.

Legal proceedings could cause the Company’s AUM, revenue and earnings to decline.

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the SEC, OCC, DOL, CFTC and FCA. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings, have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or by BlackRock’s shareholders, which could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable to the funds for damages.

In addition, when clients retain BlackRock to manage their assets or provide them with products or services, they typically specify contractual requirements or guidelines that BlackRock must observe in the provision of its services. A failure to comply with these guidelines or requirements could expose BlackRock to lawsuits, harm its reputation or cause clients to withdraw assets or terminate contracts, any of which could cause the Company’s AUM, revenue and earnings to decline.

As BlackRock’s business continues to grow, the Company must routinely address conflicts of interest, as well as the perception of conflicts of interest, between itself and its clients or employees. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts. BlackRock has procedures and controls in place that are designed to detect and address these issues. However, appropriately dealing with conflicts of interest is complex and if the Company fails, or appears to fail, to appropriately deal with any conflict of interest, it may face reputational damage, litigation, regulatory proceedings, or penalties or other sanctions, any of which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is subject to banking regulations that may limit its business activities.

As described in “Item 1-Business-Regulation”, PNC owns approximately 22% of BlackRock’s capital stock. Based on the Federal Reserve’s interpretation of the BHC Act, the Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for purposes of the BHC Act, thereby subjecting BlackRock to banking regulation, including the supervision and regulation of the Federal Reserve. Such banking regulation limits the activities and the types of businesses that a nonbank subsidiary may conduct. The Federal Reserve has broad enforcement authority over nonbank subsidiaries, including the power to prohibit them from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice, and to impose substantial fines and other penalties for violations. PNC is regulated as a “financial holding company” under the BHC Act, which allows PNC and BlackRock to engage in a much broader set of activities than would otherwise be permitted under the BHC Act; any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth. In addition to being subject to capital requirements established by the OCC, BlackRock’s trust bank subsidiary, which is organized as a national bank, is separately subject to banking regulation by the OCC. The OCC has broad enforcement authority over BlackRock’s trust bank subsidiary. Being subject to banking regulation may put BlackRock at a competitive disadvantage because most of its competitors are not subject to these limitations.

Failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Of note among the various international regulations to which BlackRock is subject, are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to enhance its monitoring and reporting functions and improve the timeliness and accuracy of its disclosures. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past, and pose a risk that errors or omissions will occasionally occur in the future. Any such errors may expose BlackRock to monetary penalties, which could, have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

New tax legislation or changes in U.S. and foreign tax laws and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be affected by new tax legislation or regulations, or the modification of existing tax laws and regulations, by U.S. or non-U.S. authorities. In particular, FATCA has introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. The FATCA rules will impact both U.S. and non-U.S. funds and subject BlackRock to extensive additional administrative burdens. Similarly, there has been renewed momentum by several EU Member States to introduce an FTT, which would impose taxation on a broad range of financial instrument and derivatives transactions. If introduced as proposed, FTTs could have an adverse effect on BlackRock’s financial results and on clients’ performance results. In addition, the Organization for Economic Co-operation and Development recently launched a base erosion and profit shifting proposal that aims to rationalize tax treatment across jurisdictions. If the BEPS proposal becomes the subject of legislative action in the format proposed it could have unintended taxation consequences for collective investment vehicles and the Company’s tax position, which could adversely affect BlackRock’s financial condition.

The Company also manages significant assets in products and accounts that have specific tax and after-tax related objectives, which could be adversely impacted by changes in tax policy, particularly with respect to U.S. municipal income, U.S. individual income tax rate on qualified dividends and, globally, alternative products. Additionally, any new legislation, modification or interpretation of tax laws could impact BlackRock’s corporate tax position. The application of complex tax regulations involves numerous uncertainties and in the normal course of business, U.S. and non-U.S. tax authorities may review and challenge BlackRock’s historical tax positions. These challenges may result in adjustments to BlackRock’s tax position, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition.

RISKS RELATED TO BLACKROCK’S SIGNIFICANT SHAREHOLDER

PNC owns a large portion of BlackRock’s capital stock. Future sales of our common stock in the public market by the Company or PNC could adversely affect the trading price of our common stock.

As of December 31, 2014, PNC owned 22% of the Company’s capital stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

As discussed in our proxy statement, pursuant to our stockholder agreement with PNC, the following may not be done without prior approval of all of the independent directors, or at least two-thirds of the directors, then in office:

•	appointment of a new Chief Executive Officer of BlackRock;

•	any merger, issuance of shares or similar transaction in which beneficial ownership of a majority of the total voting power of BlackRock capital stock would be held by persons different than those currently holding such majority of the total voting power, or any sale of all or substantially all assets of BlackRock;

•	any acquisition of any person or business which has a consolidated net income after taxes for its preceding fiscal year that equals or exceeds 20% of BlackRock’s consolidated net income after taxes for its preceding fiscal year if such acquisition involves the current or potential issuance of BlackRock capital stock constituting more than 10% of the total voting power of BlackRock capital stock issued and outstanding immediately after completion of such acquisition;

•	any acquisition of any person or business constituting a line of business that is materially different from the lines of business BlackRock and its controlled affiliates are engaged in at that time if such acquisition involves consideration in excess of 10% of the total assets of BlackRock on a consolidated basis;

•	except for repurchases otherwise permitted under the stockholder agreement, any repurchase by BlackRock or any subsidiary of shares of BlackRock capital stock such that after giving effect to such repurchase BlackRock and its subsidiaries shall have repurchased more than 10% of the total voting power of BlackRock capital stock within the 12-month period ending on the date of such repurchase;

•	any amendment to BlackRock’s certificate of incorporation or bylaws; or

•	any matter requiring stockholder approval pursuant to the rules of the NYSE.

Additionally, BlackRock may not enter into any of the following transactions without the prior approval of PNC:

•	any sale of any subsidiary of BlackRock, the annualized revenue of which, together with the annualized revenue of any other subsidiaries disposed of within the same year, are more than 20% of the annualized revenue of BlackRock for the preceding fiscal year on a consolidated basis;

•	for so long as BlackRock is a subsidiary of PNC for purposes of the BHC Act, entering into any business or activity that is prohibited for any such subsidiary under the BHC Act;

•	any amendment of any provision of a stockholder agreement between BlackRock and any stockholder beneficially owning greater than 20% of BlackRock capital stock that would be viewed by a reasonable person as being adverse to PNC or materially more favorable to the rights of any stockholder beneficially owning greater than 20% of BlackRock capital stock than to PNC;

•	any amendment, modification, repeal or waiver of BlackRock’s certificate of incorporation or bylaws that would be viewed by a reasonable person as being adverse to the rights of PNC or more favorable to the rights of any stockholder beneficially owning greater than 20% of BlackRock capital stock, or any settlement or consent in a regulatory enforcement matter that would be reasonably likely to cause PNC or any of its affiliates to suffer regulatory disqualification, suspension of registration or license or other material adverse regulatory consequences; or

•	a voluntary bankruptcy or similar filing by BlackRock.

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

Consob alleges that Mr. Bolton, on behalf of certain BlackRock clients, sold, or influenced the sale of, approximately 10.7 million shares of Saipem using material, non-public information thereby avoiding client losses of over € 114.5 million. The EET’s sale of Saipem shares occurred between January 25 and January 29, 2013, and Saipem announced negative news following the market close on January 29, 2013. While BlackRock is not charged in the proceeding, it may be liable for the actions of its employee.

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

While under Italian law the potential penalty could be greater than the loss actually avoided, BlackRock believes that Mr. Bolton ultimately will not be found liable and, as a result, neither Mr. Bolton nor BlackRock will incur any penalty.

SEC Enforcement Matter

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

The staff of the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation into this matter in 2012. On June 17, 2014, BlackRock Advisors received a written “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend to the Commission that the SEC file an action against BlackRock Advisors.

BlackRock Advisors has reached an agreement with the SEC staff, subject to approval by the Commission, to resolve the investigation. No assurance can be given that the settlement will be accepted by the Commission. The Company does not expect the agreement with the SEC staff to have a material adverse effect on the Company’s financial results or operations.

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

PART II

Item 5. Market for Registrant’s

Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2015, there were 293 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing Price	Cash Dividend Declared
	High	Low
2014
First Quarter	$323.89	$286.39	$314.48	$1.93
Second Quarter	$319.85	$293.71	$319.60	$1.93
Third Quarter	$336.47	$301.10	$328.32	$1.93
Fourth Quarter	$364.40	$303.91	$357.56	$1.93
2013
First Quarter	$258.70	$212.77	$256.88	$1.68
Second Quarter	$291.69	$245.30	$256.85	$1.68
Third Quarter	$286.62	$255.26	$270.62	$1.68
Fourth Quarter	$316.47	$262.75	$316.47	$1.68

BlackRock’s closing common stock price as of February 26, 2015 was $375.02.

DIVIDENDS

On January 14, 2015, the Board of Directors approved BlackRock’s quarterly dividend of $2.18 to be paid on March 24, 2015 to stockholders of record at the close of business on March 6, 2015.

PNC receives dividends on shares of nonvoting participating preferred stock, which are equivalent to the dividends received by common stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2014, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2014 through October 31, 2014	275,496	(2)	$322.87	273,317	3,822,099
November 1, 2014 through November 30, 2014	412,392	(2)	$349.79	411,970	3,410,129
December 1, 2014 through December 31, 2014	65,410	(2)	$356.69	49,662	3,360,467
Total	753,298		$340.54	734,949

(1)	In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock with no stated expiration date.

(2)	Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6. Selected Financial Data

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2014	2013	2012	2011	2010
Income statement data:
Revenue
Related parties(1)	$6,994	$6,260	$5,501	$5,431	$5,025
Other third parties	4,087	3,920	3,836	3,650	3,587
Total revenue	11,081	10,180	9,337	9,081	8,612
Expense
Restructuring charges	—	—	—	32	—
Other operating expenses	6,607	6,323	5,813	5,800	5,614
Total expenses	6,607	6,323	5,813	5,832	5,614
Operating income	4,474	3,857	3,524	3,249	2,998
Total nonoperating income (expense)	(79)	116	(54)	(114)	23
Income before income taxes	4,395	3,973	3,470	3,135	3,021
Income tax expense	1,131	1,022	1,030	796	971
Net income	3,264	2,951	2,440	2,339	2,050
Less: Net income (loss) attributable to noncontrolling interests	(30)	19	(18)	2	(13)
Net income attributable to BlackRock, Inc.	$3,294	$2,932	$2,458	$2,337	$2,063
Per share data:(2)
Basic earnings	$19.58	$17.23	$14.03	$12.56	$10.67
Diluted earnings	$19.25	$16.87	$13.79	$12.37	$10.55
Book value(3)	$164.06	$156.69	$148.20	$140.07	$136.09
Cash dividends declared and paid per share	$7.72	$6.72	$6.00	$5.50	$4.00

(1)	BlackRock’s related party revenue includes fees for services provided to registered investment companies that it manages, which include mutual funds and exchange-traded funds, as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee. See Note 16 to the consolidated financial statements for more information on related parties.

(2)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.

(3)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

	December 31,
(in millions)	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	$5,723	$4,390	$4,606	$3,506	$3,367
Goodwill and intangible assets, net	30,305	30,481	30,312	30,148	30,317
Total assets(1)	239,808	219,873	200,451	179,896	178,459
Less:
Separate account assets(2)	161,287	155,113	134,768	118,871	121,137
Collateral held under securities lending agreements(2)	33,654	21,788	23,021	20,918	17,638
Consolidated investment vehicles(3)	3,787	2,714	2,813	2,006	1,610
Adjusted total assets	$41,080	$40,258	$39,849	$38,101	$38,074
Short-term borrowings	$—	$—	$100	$100	$100
Convertible debentures	—	—	—	—	67
Long-term borrowings	4,938	4,939	5,687	4,690	3,192
Total borrowings	$4,938	$4,939	$5,787	$4,790	$3,359
Total BlackRock, Inc. stockholders’ equity	$27,366	$26,460	$25,403	$25,048	$26,094
Assets under management:
Equity:
Active	$292,802	$317,262	$287,215	$275,156	$334,532
iShares	790,067	718,135	534,648	419,651	448,160
Non-ETF index	1,368,242	1,282,298	1,023,638	865,299	911,775
Equity subtotal	2,451,111	2,317,695	1,845,501	1,560,106	1,694,467
Fixed income:
Active	701,324	652,209	656,331	614,804	592,303
iShares	217,671	178,835	192,852	153,802	123,091
Non-ETF index	474,658	411,142	410,139	479,116	425,930
Fixed income subtotal	1,393,653	1,242,186	1,259,322	1,247,722	1,141,324
Multi-asset	377,837	341,214	267,748	225,170	185,587
Alternatives:
Core	88,006	85,026	68,367	63,647	63,603
Currency and commodities(4)	23,234	26,088	41,428	41,301	46,135
Alternatives subtotal	111,240	111,114	109,795	104,948	109,738
Long-term	4,333,841	4,012,209	3,482,366	3,137,946	3,131,116
Cash management	296,353	275,554	263,743	254,665	279,175
Advisory(5)	21,701	36,325	45,479	120,070	150,677
Total	$4,651,895	$4,324,088	$3,791,588	$3,512,681	$3,560,968

(1)	Includes separate account assets that are segregated funds held for purposes of funding individual and group pension contracts and collateral held under securities lending agreements related to these assets that have equal and offsetting amounts recorded in liabilities and ultimately do not impact BlackRock’s stockholders’ equity or cash flows.

(2)	Equal and offsetting amounts, related to separate account assets and collateral held under securities lending agreements, are recorded in liabilities.

(3)	Includes assets held by consolidated variable interest entities and consolidated sponsored investments funds.

(4)	Amounts include commodity iShares.

(5)	Advisory AUM represents long-term portfolio liquidation assignments.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.652 trillion of AUM at December 31, 2014. With approximately 12,200 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

For further information see Note 1, Introduction and Basis of Presentation, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K.

EXECUTIVE SUMMARY

(in millions, except per share data)	2014	2013	2012
GAAP basis:
Total revenue	$11,081	$10,180	$9,337
Total expense	6,607	6,323	5,813
Operating income	$4,474	$3,857	$3,524
Operating margin	40.4%	37.9%	37.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(49)	97	(36)
Income tax expense	(1,131)	(1,022)	(1,030)
Net income attributable to BlackRock	$3,294	$2,932	$2,458
% attributable to common shares	100.0%	100.0%	99.9%
Net income attributable to common shares	$3,294	$2,932	$2,455
Diluted earnings per common share	$19.25	$16.87	$13.79
Effective tax rate	25.6%	25.8%	29.5%
As adjusted(2):
Total revenue	$11,081	$10,180	$9,337
Total expense	6,518	6,156	5,763
Operating income	$4,563	$4,024	$3,574
Operating margin	42.9%	41.4%	40.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(56)	7	(42)
Income tax expense	(1,197)	(1,149)	(1,094)
Net income attributable to BlackRock	$3,310	$2,882	$2,438
% attributable to common shares	100.0%	100.0%	99.9%
Net income attributable to common shares	$3,310	$2,882	$2,435
Diluted earnings per common share	$19.34	$16.58	$13.68
Effective tax rate	26.6%	28.5%	31.0%
Other:
Assets under management (end of period)	$4,651,895	$4,324,088	$3,791,588
Diluted weighted-average common shares outstanding(3)	171,112,261	173,828,902	178,017,679
Common and preferred shares outstanding (end of period)	166,921,863	168,724,763	171,215,729
Book value per share(4)	$164.06	$156.69	$148.20
Cash dividends declared and paid per share	$7.72	$6.72	$6.00

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).

(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.

(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. In addition, unvested restricted stock units (“RSUs”) that contain nonforfeitable rights to dividends are not included for 2012 as they were deemed to be participating securities in accordance with accounting principles generally accepted in the United States (“GAAP”). Upon vesting of the participating RSUs, the shares were added to the weighted-average shares outstanding that resulted in an increase to the percentage of net income attributable to common shares. The Company’s remaining participating securities vested in January 2013.

(4)	Total BlackRock stockholders’ equity, excluding an appropriated retained deficit of $19 million for 2014 and appropriated retained earnings of $22 million and $29 million for 2013 and 2012, respectively, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2014 COMPARED WITH 2013

GAAP. Operating income of $4,474 million increased $617 million from 2013, reflecting growth in base fees and BlackRock Solutions and advisory revenue, partially offset by higher expense. The Company’s 2014 expense reflected higher revenue-related expense, including compensation and direct fund expense. Expense for 2014 also included a $50 million reduction of an indemnification asset recorded in general and administration expense (offset by a $50 million tax benefit—see Income Tax Expense within Discussion of Financial Results for more information) and $11 million of closed-end fund launch costs. The 2013 expense included $124 million of expense related to the Charitable Contribution described below and $18 million of closed-end fund launch costs.

Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $146 million from 2013. The prior year included a $39 million noncash, nonoperating pre-tax gain related to the carrying value of the Company’s equity method investment as a result of an initial public offering of PennyMac Financial Services, Inc. (the “PennyMac IPO”). In addition, in 2013, the Company made a charitable contribution of approximately six million units of the Company’s investment in PennyMac to a donor advised fund (the “Charitable Contribution”). In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. The decrease in nonoperating income (expense) also reflected net lower returns on the co-investment and seed portfolio and higher interest expense resulting from a long-term debt issuance in March 2014, partially offset by the positive impact of the monetization of a nonstrategic, opportunistic private equity investment during 2014.

Income tax expense of $1,131 million included $94 million of tax benefits, including the $50 million tax benefit mentioned above. Income tax expense for 2014 and 2013 reflected the revaluation of deferred income tax liabilities related to intangible assets and goodwill. Income tax expense for 2014 included a $9 million net noncash tax benefit arising primarily from state and local income tax changes and a $73 million net tax benefit related to several favorable nonrecurring items. Income tax expense for 2013 included a $69 million noncash tax benefit, primarily related to legislation enacted in the United Kingdom and state and local income tax changes. In addition, 2013 income tax expense included a tax benefit of approximately $48 million recognized in connection with the Charitable Contribution, a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items.

Earnings per diluted common share rose $2.38, or 14%, from 2013 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $4,563 million and operating margin of 42.9% increased $539 million and 150 basis points, respectively, from 2013. The current year results excluded a $50 million general and administrative expense related to the reduction of an indemnification asset. The 2014 income tax expense included a $73 million net tax benefit and excluded a $50 million tax benefit associated with the reduction of the same indemnification asset and $9 million of net noncash benefits described above. The 2013 results excluded the financial impact of the Charitable Contribution, but included the $39 million pre-tax nonoperating gain related to the PennyMac IPO. The 2013 income tax expense included a tax benefit of approximately $29 million and benefits from certain nonrecurring items and excluded the $69 million net noncash benefit, described above. Earnings per diluted common share rose $2.76, or 17%, from 2013.

2013 COMPARED WITH 2012

GAAP. Operating income of $3,857 million increased $333 million from 2012, reflecting growth in base fees, strong performance fees and higher BlackRock Solutions and advisory revenue, partially offset by higher expenses, primarily due to the previously mentioned $124 million expense related to the Charitable Contribution and higher revenue-related expense. Operating income in 2012 included a $30 million charge related to a contribution to certain of the Company’s bank-managed short-term investment funds (“STIFs”). Nonoperating income (expense), less net income (loss) attributable to NCI, increased $133 million due to the $39 million pre-tax gain related to the PennyMac IPO and the $80 million related to the Charitable Contribution and higher net positive marks on investments during 2013 compared with 2012. Income tax expense included a $69 million net noncash benefit for 2013 and a $30 million net noncash benefit for 2012. The net noncash benefits for both periods primarily related to the revaluation of certain deferred income tax liabilities, including legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, 2013 income tax expense included a tax benefit of approximately $48 million recognized in connection with the Charitable Contribution, a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards and benefits from certain nonrecurring items. Earnings per diluted common share rose $3.08, or 22%, compared with 2012 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $4,024 million and operating margin of 41.4% increased $450 million and 100 basis points, respectively, from 2012. The current year results included the previously mentioned $39 million pre-tax nonoperating gain related to the PennyMac IPO. Income tax expense included a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items and excluded the $69 million net noncash benefit in 2013 and the $30 million net noncash benefit in 2012 described above. Earnings per diluted common share rose $2.90, or 21%, from 2012. The financial impact related to the Charitable Contribution has been excluded from as adjusted results for 2013.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

BUSINESS OUTLOOK

BlackRock’s highly diversified multi-product platform was created to meet the needs of its clients in all market environments. BlackRock is positioned to provide active and index investment solutions across asset classes and geographies and leverage BlackRock Solutions’ world-class risk management, analytics and advisory capabilities on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, including investors in iShares ETFs, maintaining differentiated client relationships and a fiduciary focus.

BlackRock’s Retail strategy is focused on an outcome-oriented approach to creating client solutions, including active, index and alternative products, and enhanced distribution. In the United States, BlackRock is leveraging its integrated wholesaler force to further penetrate wirehouse distribution platforms and gain share amongst registered investment advisors. Internationally, BlackRock continues to diversify the range of investment solutions available to clients, penetrate new distribution channels and capitalize on regulatory change impacting retrocession arrangements.

iShares growth strategy is centered on increasing global iShares market share and driving global market expansion. BlackRock will seek to achieve these goals by pursuing global growth themes in client and product segments including core investments, financial instruments and precision exposures.

BlackRock believes Institutional results will be driven by strength in specialty areas, including Defined Contribution, Financial Institutions, Official Institutions and Foundations, Family Offices and Endowments; deepening client relationships through effective cross-selling efforts; enhancing BlackRock’s solutions-oriented approach and leveraging BlackRock Solutions’ analytical and risk management expertise.

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

(in millions)	2014	2013	2012
Operating income, GAAP basis	$4,474	$3,857	$3,524
Non-GAAP expense adjustments:
PNC LTIP funding obligation	32	33	22
Reduction of indemnification asset	50	—	—
Charitable Contribution	—	124	—
U.K. lease exit costs	—	—	(8)
Contribution to STIFs	—	—	30
Compensation expense related to appreciation (depreciation) on deferred compensation plans	7	10	6
Operating income, as adjusted	4,563	4,024	3,574
Closed-end fund launch costs	10	16	22
Closed-end fund launch commissions	1	2	3
Operating income used for operating margin measurement	$4,574	$4,042	$3,599
Revenue, GAAP basis	$11,081	$10,180	$9,337
Non-GAAP adjustments:
Distribution and servicing costs	(364)	(353)	(364)
Amortization of deferred sales commissions	(56)	(52)	(55)
Revenue used for operating margin measurement	$10,661	$9,775	$8,918
Operating margin, GAAP basis	40.4%	37.9%	37.7%
Operating margin, as adjusted	42.9%	41.4%	40.4%

•	Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. In 2014, general and administration expense relating to the reduction of an indemnification asset has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, does not impact BlackRock’s book value. In 2013, the $124 million expense related to the Charitable Contribution has been excluded from operating income, as adjusted, due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain of $80 million directly related to the contributed PennyMac investment is reported in nonoperating income (expense). The U.K. lease exit amount in 2012 represents an adjustment related to the estimated lease exit costs initially recorded in 2011 and the contribution to STIFs represents a contribution to certain of the Company’s bank-managed STIFs. Both the U.K. lease exit amount and contribution to STIFs have been excluded from operating income, as adjusted due to their nonrecurring nature. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

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

measures in evaluating BlackRock’s financial performance. The non-GAAP measure by itself may pose limitations because it does not include all of BlackRock’s revenue and expense.

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably and revenue associated with the expenditure of these costs will not fully impact BlackRock’s results until future periods.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted,

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

(in millions)	2014	2013	2012
Nonoperating income (expense), GAAP basis	$(79)	$116	$(54)
Less: Net income (loss) attributable to NCI	(30)	19	(18)
Nonoperating income (expense), net of NCI	(49)	97	(36)
Gain related to Charitable Contribution	—	(80)	—
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(7)	(10)	(6)
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(56)	$7	$(42)

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

(in millions, except per share data)	2014	2013	2012
Net income attributable to BlackRock, GAAP basis	$3,294	$2,932	$2,458
Non-GAAP adjustments, net of tax:
PNC LTIP funding obligation	25	23	14
Income tax matters	(9)	(69)	(50)
Amount related to the Charitable Contribution	—	(4)	—
U.K. lease exit costs	—	—	(5)
Contribution to STIFs	—	—	21
Net income attributable to BlackRock, as adjusted	$3,310	$2,882	$2,438
Allocation of net income, as adjusted, to common shares(4)	$3,310	$2,882	$2,435
Diluted weighted-average common shares outstanding(5)	171.1	173.8	178.0
Diluted earnings per common share, GAAP basis(5)	$19.25	$16.87	$13.79
Diluted earnings per common share, as adjusted(5)	$19.34	$16.58	$13.68

See aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation, Charitable Contribution, U.K. lease exit costs and contribution to STIFs.

For each period presented, the non-GAAP adjustments, including the PNC LTIP funding obligation, U.K. lease exit costs and contribution to STIFs were tax effected at the respective blended rates applicable to the adjustments. Amounts for 2013 included a tax benefit of approximately $48 million recognized in connection with the Charitable Contribution. The tax benefit has been excluded from net income attributable to BlackRock, Inc., as adjusted due to the nonrecurring nature of the Charitable Contribution.

Non-GAAP adjustments for 2014, 2013 and 2012 reflected the revaluation of deferred income tax liabilities related to intangible assets and/or goodwill. The amount for 2014 included a $9 million net noncash tax benefit arising primarily from state and local income tax changes. The amount for 2013 included a $69 million noncash tax benefit, primarily related to legislation enacted in the United Kingdom and state and local income tax changes. The amount for 2012 included a $50 million noncash tax benefit, primarily related to the effect of legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure. Such amounts for 2014, 2013 and 2012 have been excluded from as adjusted results as they will not have a cash flow impact and to ensure comparability among periods presented.

(4)	Amounts for 2012 exclude net income attributable to participating securities (see below).

(5)	Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations.

Prior to 2013, certain unvested RSUs were not included in diluted weighted-average common shares outstanding as they were deemed participating securities. Average outstanding participating securities were 0.2 million in 2012. For further information, see Note 21, Earnings per Share, to the consolidated financial statements.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type

	AUM			Net Inflows (Outflows)
(in millions)	2014	2013	2012	2014	2013	2012(1)
Retail	$534,329	$487,777	$403,484	$54,944	$38,804	$11,556
iShares	1,024,228	914,372	752,706	100,601	63,971	85,167
Institutional:
Active	959,160	932,410	884,695	(10,420)	(928)	(24,046)
Index	1,816,124	1,677,650	1,441,481	36,128	15,266	(75,142)
Institutional subtotal	2,775,284	2,610,060	2,326,176	25,708	14,338	(99,188)
Long-term	4,333,841	4,012,209	3,482,366	181,253	117,113	(2,465)
Cash management	296,353	275,554	263,743	25,696	10,056	5,048
Advisory(2)	21,701	36,325	45,479	(13,173)	(7,442)	(74,540)
Total	$4,651,895	$4,324,088	$3,791,588	$193,776	$119,727	$(71,957)

AUM and Net Inflows (Outflows) by Product Type

	AUM			Net Inflows (Outflows)
(in millions)	2014	2013	2012	2014	2013	2012(1)
Equity	$2,451,111	$2,317,695	$1,845,501	$52,420	$69,257	$54,016
Fixed income	1,393,653	1,242,186	1,259,322	96,406	11,508	(66,829)
Multi-asset	377,837	341,214	267,748	28,905	42,298	15,817
Alternatives
Core	88,006	85,026	68,367	3,061	2,703	(3,922)
Currency and commodities(3)	23,234	26,088	41,428	461	(8,653)	(1,547)
Subtotal	111,240	111,114	109,795	3,522	(5,950)	(5,469)
Long-term	4,333,841	4,012,209	3,482,366	181,253	117,113	(2,465)
Cash management	296,353	275,554	263,743	25,696	10,056	5,048
Advisory(2)	21,701	36,325	45,479	(13,173)	(7,442)	(74,540)
Total	$4,651,895	$4,324,088	$3,791,588	$193,776	$119,727	$(71,957)

(1)	Amounts include the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion.

(2)	Advisory AUM represents long-term portfolio liquidation assignments. Outflows include planned client distributions.

(3)	Amounts include commodity iShares.

The following table presents the component changes in BlackRock’s AUM for 2014, 2013 and 2012.

	December 31,
(in millions)	2014	2013	2012
Beginning assets under management	$4,324,088	$3,791,588	$3,512,681
Net inflows (outflows)
Long-term(1)	181,253	117,113	(2,465)
Cash management	25,696	10,056	5,048
Advisory(2)	(13,173)	(7,442)	(74,540)
Total net inflows (outflows)	193,776	119,727	(71,957)
Acquisitions(3)	—	26,932	13,742
Market change	261,682	398,707	321,377
FX impact(4)	(127,651)	(12,866)	15,745
Total change	327,807	532,500	278,907
Ending assets under management	$4,651,895	$4,324,088	$3,791,588

(1)	In 2012, amounts include the effect of two single client low-fee institutional index fixed income outflows of $36.0 billion and $74.2 billion.

(2)	Advisory AUM represents long-term portfolio liquidation assignments. Outflows include planned client distributions.

(3)	Amounts include AUM acquired from the Company’s acquisition of MGPA in October 2013 of $11.0 billion, the Credit Suisse ETF franchise in July 2013 (the “Credit Suisse ETF Transaction”) of $16.0 billion, the Swiss Re Private Equity Partners acquisition (the “SRPEP Transaction”) in September 2012 of $6.2 billion and the Claymore Investments, Inc. acquisition (the “Claymore Transaction”) in March 2012 of $7.6 billion.

(4)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock has historically grown aggregate AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM by focusing on strong investment performance, efficient delivery of beta for index products, client service, developing new products and optimizing distribution capabilities.

Component Changes in AUM for 2014

The following table presents the component changes in AUM by client type and product for 2014.

(in millions)	December 31, 2013	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2014	Full Year Average AUM(2)
Retail:
Equity	$203,035	$1,582	$1,831	$(6,003)	$200,445	$207,280
Fixed income	151,475	36,995	3,698	(2,348)	189,820	170,490
Multi-asset	117,054	13,366	(4,080)	(999)	125,341	123,619
Alternatives	16,213	3,001	152	(643)	18,723	18,487
Retail subtotal	487,777	54,944	1,601	(9,993)	534,329	519,876
iShares:
Equity	718,135	59,626	26,517	(14,211)	790,067	751,830
Fixed income	178,835	40,007	4,905	(6,076)	217,671	199,410
Multi-asset	1,310	439	37	(13)	1,773	1,535
Alternatives	16,092	529	(1,722)	(182)	14,717	16,453
iShares subtotal	914,372	100,601	29,737	(20,482)	1,024,228	969,228
Institutional:
Active:
Equity	138,726	(18,648)	9,935	(4,870)	125,143	131,779
Fixed income	505,109	(6,943)	34,062	(13,638)	518,590	515,411
Multi-asset	215,276	15,835	23,435	(11,633)	242,913	233,729
Alternatives	73,299	(664)	1,494	(1,615)	72,514	73,075
Active subtotal	932,410	(10,420)	68,926	(31,756)	959,160	953,994
Index:
Equity	1,257,799	9,860	102,549	(34,752)	1,335,456	1,305,930
Fixed income	406,767	26,347	56,086	(21,628)	467,572	440,047
Multi-asset	7,574	(735)	1,652	(681)	7,810	7,001
Alternatives	5,510	656	(693)	(187)	5,286	6,061
Index subtotal	1,677,650	36,128	159,594	(57,248)	1,816,124	1,759,039
Institutional subtotal	2,610,060	25,708	228,520	(89,004)	2,775,284	2,713,033
Long-term	4,012,209	181,253	259,858	(119,479)	4,333,841	$ 4,202,137
Cash management	275,554	25,696	715	(5,612)	296,353
Advisory(3)	36,325	(13,173)	1,109	(2,560)	21,701
Total	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for 2014.

(in millions)	December 31, 2013	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2014	Full Year Average AUM(2)
Equity:
Active	$317,262	$(24,882)	$9,867	$(9,445)	$292,802	$310,551
iShares	718,135	59,626	26,517	(14,211)	790,067	751,830
Non-ETF index	1,282,298	17,676	104,448	(36,180)	1,368,242	1,334,438
Equity subtotal	2,317,695	52,420	140,832	(59,836)	2,451,111	2,396,819
Fixed income:
Active	652,209	27,694	36,942	(15,521)	701,324	680,078
iShares	178,835	40,007	4,905	(6,076)	217,671	199,410
Non-ETF index	411,142	28,705	56,904	(22,093)	474,658	445,870
Fixed income subtotal	1,242,186	96,406	98,751	(43,690)	1,393,653	1,325,358
Multi-asset	341,214	28,905	21,044	(13,326)	377,837	365,884
Alternatives:
Core	85,026	3,061	1,808	(1,889)	88,006	87,689
Currency and commodities(3)	26,088	461	(2,577)	(738)	23,234	26,387
Alternatives subtotal	111,114	3,522	(769)	(2,627)	111,240	114,076
Long-term	4,012,209	181,253	259,858	(119,479)	4,333,841	$4,202,137
Cash management	275,554	25,696	715	(5,612)	296,353
Advisory(4)	36,325	(13,173)	1,109	(2,560)	21,701
Total	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

(1)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

(3)	Amounts include commodity iShares.

(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $327.8 billion, or 8%, to $4.652 trillion at December 31, 2014 from $4.324 trillion at December 31, 2013. The increase in AUM was driven by net market appreciation of $261.7 billion and net inflows of $193.8 billion, partially offset by foreign exchange movements.

Net market appreciation of $261.7 billion included $140.8 billion of growth in equity products primarily due to higher U.S. equity markets, and appreciation of $98.8 billion and $21.0 billion in fixed income and multi-asset products, respectively, across the majority of strategies.

AUM decreased $127.7 billion from foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen.

Component Changes in AUM for 2013

The following table presents the component changes in AUM by client type and product for 2013.

(in millions)	December 31, 2012	Net inflows (outflows)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2013	Full Year Average AUM(4)
Retail:
Equity	$164,748	$3,641	$13,066	$—	$20,743	$837	$203,035	$173,886
Fixed income	138,425	14,197	3,897	—	(5,338)	294	151,475	143,929
Multi-asset	90,626	14,821	2,663	—	9,039	(95)	117,054	102,276
Alternatives	9,685	6,145	—	136	136	111	16,213	12,585
Retail subtotal	403,484	38,804	19,626	136	24,580	1,147	487,777	432,676
iShares:
Equity	534,648	74,119	—	13,021	95,335	1,012	718,135	620,113
Fixed income	192,852	(7,450)	—	1,294	(8,477)	616	178,835	186,264
Multi-asset	869	355	—	—	96	(10)	1,310	1,115
Alternatives	24,337	(3,053)	—	1,645	(6,863)	26	16,092	20,084
iShares subtotal	752,706	63,971	—	15,960	80,091	1,644	914,372	827,576
Institutional:
Active:
Equity	129,024	(16,504)	—	—	27,930	(1,724)	138,726	131,254
Fixed income	518,102	(3,560)	—	—	(6,247)	(3,186)	505,109	504,769
Multi-asset	166,708	28,955	3,335	—	14,193	2,085	215,276	184,958
Alternatives	70,861	(9,819)	—	10,836	2,593	(1,172)	73,299	68,364
Active subtotal	884,695	(928)	3,335	10,836	38,469	(3,997)	932,410	889,345
Index:
Equity	1,017,081	8,001	(18,238)	—	260,333	(9,378)	1,257,799	1,145,499
Fixed income	409,943	8,321	(4,723)	—	(4,840)	(1,934)	406,767	405,502
Multi-asset	9,545	(1,833)	—	—	476	(614)	7,574	8,913
Alternatives	4,912	777	—	—	(259)	80	5,510	5,440
Index subtotal	1,441,481	15,266	(22,961)	—	255,710	(11,846)	1,677,650	1,565,354
Institutional subtotal	2,326,176	14,338	(19,626)	10,836	294,179	(15,843)	2,610,060	2,454,699
Long-term	3,482,366	117,113	—	26,932	398,850	(13,052)	4,012,209	$3,714,951
Cash management	263,743	10,056	—	—	395	1,360	275,554
Advisory(5)	45,479	(7,442)	—	—	(538)	(1,174)	36,325
Total	$3,791,588	$119,727	$—	$26,932	$398,707	$(12,866)	$4,324,088

(1)	Amounts include $19.6 billion of AUM related to fund ranges reclassed from institutional to retail and $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF Transaction in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

(5)	Advisory AUM represents long-term portfolio liquidation assignments. Outflows include planned client distributions.

The following table presents component changes in AUM by product for 2013.

(in millions)	December 31, 2012	Net inflows (outflows)	Adjustments(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2013	Full Year Average AUM(4)
Equity:
Active	$287,215	$ (15,377)	$—	$—	$46,530	$(1,106)	$317,262	$295,776
iShares	534,648	74,119	—	13,021	95,335	1,012	718,135	620,113
Non-ETF index	1,023,638	10,515	(5,172)	—	262,476	(9,159)	1,282,298	1,154,863
Equity subtotal	1,845,501	69,257	(5,172)	13,021	404,341	(9,253)	2,317,695	2,070,752
Fixed income:
Active	656,331	10,443	—	—	(11,584)	(2,981)	652,209	648,143
iShares	192,852	(7,450)	—	1,294	(8,477)	616	178,835	186,264
Non-ETF index	410,139	8,515	(826)	—	(4,841)	(1,845)	411,142	406,057
Fixed income subtotal	1,259,322	11,508	(826)	1,294	(24,902)	(4,210)	1,242,186	1,240,464
Multi-asset	267,748	42,298	5,998	—	23,804	1,366	341,214	297,262
Alternatives:
Core	68,367	2,703	—	10,972	3,012	(28)	85,026	73,827
Currency and commodities(5)	41,428	(8,653)	—	1,645	(7,405)	(927)	26,088	32,646
Alternatives subtotal	109,795	(5,950)	—	12,617	(4,393)	(955)	111,114	106,473
Long-term	3,482,366	117,113	—	26,932	398,850	(13,052)	4,012,209	$3,714,951
Cash management	263,743	10,056	—	—	395	1,360	275,554
Advisory(6)	45,479	(7,442)	—	—	(538)	(1,174)	36,325
Total	$3,791,588	$119,727	$—	$26,932	$398,707	$(12,866)	$4,324,088

(1)	Amounts include $6.0 billion of AUM reclassed from non-ETF index equity and fixed income to multi-asset.

(2)	Amounts represent $16.0 billion of AUM acquired in the Credit Suisse ETF Transaction in July 2013 and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

(5)	Advisory AUM represents long-term portfolio liquidation assignments. Outflows include planned client distributions.

(6)	Amounts include commodity iShares.

AUM increased $532.5 billion, or 14%, to $4.324 trillion at December 31, 2013 from $3.792 trillion at December 31, 2012. The increase in AUM was driven by net market appreciation of $398.7 billion, net inflows of $119.7 billion and acquired AUM related to the MGPA acquisition and the Credit Suisse ETF Transaction, partially offset by foreign exchange movements.

Net market appreciation of $398.7 billion included $404.3 billion from equity products, primarily due to positive movements in U.S. and global equity markets.

The $12.9 billion decrease in AUM from foreign exchange movements was due to the strengthening of the U.S. dollar, primarily against the Japanese yen and the Canadian dollar, partially offset by the weakening of the U.S. dollar against the British pound and the euro.

DISCUSSION OF FINANCIAL RESULTS

Introduction

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of AUM or percentages of committed capital during investment periods of certain alternative products and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Net inflows or outflows represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of converting non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

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

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. The magnitude of performance fees can fluctuate quarterly due to the timing of carried interest recognition on alternative products; however the third and fourth quarters have a greater number of nonalternative products with performance measurement periods that end on either September 30 or December 31.

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

Operating expense reflects employee compensation and benefits, distribution and servicing costs, amortization of deferred sales commissions, direct fund expense, general and administration expense and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, deferred and incentive compensation, employer payroll taxes, severance and related benefit costs.
•	Distribution and servicing costs, which are primarily AUM driven, include payments made to Merrill Lynch-affiliated entities under a global distribution agreement, to PNC and Barclays, as well as other third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

•	Direct fund expense primarily consist of third-party nonadvisory expense incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

•	General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expense, including the impact of foreign currency remeasurement.

Approximately 75% of the Company’s revenue is generated in U.S. dollars. The Company’s revenue and expense generated in foreign currencies (primarily the euro and British pound) are impacted by foreign exchange rates. Any effect of foreign exchange rate change on revenue is partially offset by a change in expense driven by the Company’s considerable non-dollar expense base related to its operations outside the United States.

Nonoperating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds and consolidated collateralized loan obligations (“CLOs”). The portion of nonoperating income (expense) not attributable to BlackRock is allocated to NCI on the consolidated statements of income.

Revenue

The following table presents the Company’s revenue for 2014, 2013 and 2012.

(in millions)	2014	2013	2012
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,844	$1,741	$1,753
iShares	2,705	2,390	1,941
Non-ETF index	677	594	552
Equity subtotal	5,226	4,725	4,246
Fixed income:
Active	1,396	1,269	1,182
iShares	484	464	441
Non-ETF index	260	238	229
Fixed income subtotal	2,140	1,971	1,852
Multi-asset	1,204	1,039	957
Alternatives:
Core	638	576	525
Currency and commodities	89	107	131
Alternatives subtotal	727	683	656
Long-term	9,297	8,418	7,711
Cash management	292	321	361
Total base fees	9,589	8,739	8,072
Investment advisory performance fees:
Equity	111	91	88
Fixed income	31	25	48
Multi-asset	32	24	15
Alternatives	376	421	312
Total	550	561	463
BlackRock Solutions and advisory	635	577	518
Distribution fees	70	73	71
Other revenue	237	230	213
Total revenue	$11,081	$10,180	$9,337

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by asset class:

	Mix of Base Fees			Mix of Average AUM by Asset Class(1)
	2014	2013	2012	2014	2013	2012
Equity:
Active	18%	20%	22%	7%	7%	8%
iShares	28%	26%	23%	17%	16%	13%
Non-ETF index	7%	7%	7%	30%	29%	26%
Equity subtotal	53%	53%	52%	54%	52%	47%
Fixed income:
Active	15%	15%	15%	15%	16%	18%
iShares	5%	5%	5%	4%	5%	5%
Non-ETF index	3%	3%	3%	10%	10%	13%
Fixed income subtotal	23%	23%	23%	29%	31%	36%
Multi-asset	13%	12%	12%	8%	7%	7%
Alternatives:
Core	7%	7%	7%	2%	2%	2%
Currency and commodities	1%	1%	2%	1%	1%	1%
Alternatives subtotal	8%	8%	9%	3%	3%	3%
Long-term	97%	96%	96%	94%	93%	93%
Cash management	3%	4%	4%	6%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

2014 Compared with 2013

Revenue increased $901 million, or 9%, from 2013, reflecting growth in markets, long-term net inflows and strength in BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $9,589 million for 2014 increased $850 million from $8,739 million in 2013 due to higher long-term average AUM, reflecting organic growth and market appreciation. Securities lending fees increased $30 million from 2013 to $477 million in 2014.

BlackRock Solutions and advisory revenue in 2014 totaled $635 million compared with $577 million in 2013. The current year reflected higher revenue from Aladdin mandates and higher revenue from advisory assignments. BlackRock Solutions and advisory revenue included $474 million in Aladdin business revenue compared with $433 million in 2013.

2013 Compared with 2012

Revenue increased $843 million, or 9%, from 2012, reflecting growth in markets, long-term net inflows and strength in performance fees and BlackRock Solutions and advisory revenue.

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

BlackRock Solutions and advisory revenue in 2013 totaled $577 million compared with $518 million in 2012. The amount for 2013 reflected a $49 million increase in Aladdin business revenue to $433 million and higher advisory assignments revenue.

Other revenue increased $17 million, largely reflecting higher transition management service fees and higher earnings from certain strategic investments.

Expense

The following table presents the Company’s expenses for 2014, 2013 and 2012.

(in millions)	2014	2013	2012
Expense, GAAP:
Employee compensation and benefits	$3,829	$3,560	$3,287
Distribution and servicing costs	364	353	364
Amortization of deferred sales commissions	56	52	55
Direct fund expense	748	657	591
General and administration:
Marketing and promotional	413	409	384
Occupancy and office related	267	277	248
Portfolio services	215	203	196
Technology	164	160	150
Professional services	126	128	114
Communications	39	37	39
Regulatory, filing and license fees	36	31	17
Closed-end fund launch costs	10	16	22
Charitable Contribution	—	124	—
Reduction of indemnification asset	50	—	—
Other general and administration	133	155	189
Total general and administration expense	1,453	1,540	1,359
Amortization of intangible assets	157	161	157
Total expense, GAAP	$6,607	$6,323	$5,813
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	32	33	22
Compensation expense related to appreciation (depreciation) on deferred compensation plans	7	10	6
Subtotal	39	43	28
General and administration:
Reduction of indemnification asset	50	—	—
Charitable Contribution	—	124	—
U.K. lease exit costs	—	—	(8)
Contribution to STIFs	—	—	30
Subtotal	50	124	22
Total non-GAAP expense adjustments	89	167	50
Expense, as adjusted:
Employee compensation and benefits	3,790	3,517	3,259
Distribution and servicing costs	364	353	364
Amortization of deferred sales commissions	56	52	55
Direct fund expense	748	657	591
General and administration	1,403	1,416	1,337
Amortization of intangible assets	157	161	157
Total expense, as adjusted	$6,518	$6,156	$5,763

2014 Compared with 2013

GAAP. Expense increased $284 million, or 4%, from 2013, primarily reflecting higher revenue-related expenses, including compensation and direct fund expense and a $50 million reduction of an indemnification asset. Expense for 2013 included the $124 million expense related to the Charitable Contribution.

Employee compensation and benefits expense increased $269 million, or 8%, to $3,829 million in 2014 from $3,560 million in 2013, reflecting higher headcount and higher incentive compensation driven by higher operating income. Employees at December 31, 2014 totaled approximately 12,200 compared with approximately 11,400 at December 31, 2013.

Distribution and servicing costs totaled $364 million in 2014 compared with $353 million in 2013. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for 2014 and 2013 included $183 million and $184 million, respectively, attributable to Bank of America/Merrill Lynch.

Direct fund expense increased $91 million, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expense of the funds.

General and administration expense decreased $87 million, primarily due to the $124 million related to the Charitable

Contribution incurred in 2013 and foreign currency remeasurement, partially offset by the $50 million reduction of an indemnification asset.

As Adjusted. Expense, as adjusted, increased $362 million, or 6%, to $6,518 million in 2014 from $6,156 million in 2013. The increase in total expense, as adjusted, is primarily attributable to higher employee compensation and benefits and direct fund expense. Amounts related to the reduction of the indemnification asset and the Charitable Contribution have been excluded from as adjusted results.

2013 Compared with 2012

GAAP. Expense increased $510 million, or 9%, from 2012, primarily reflecting higher revenue-related expense and the $124 million expense related to the Charitable Contribution.

Employee compensation and benefits expense increased $273 million, or 8%, to $3,560 million in 2013 from $3,287 million in 2012, reflecting higher headcount and higher incentive compensation driven by higher operating income, including higher performance fees. Employees at December 31, 2013 totaled approximately 11,400 compared with approximately 10,500 at December 31, 2012.

Distribution and servicing costs totaled $353 million in 2013 compared with $364 million in 2012. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for 2013 and 2012 included $184 million and $195 million, respectively, attributable to Bank of America/Merrill Lynch.

Direct fund expense increased $66 million, reflecting higher average AUM, primarily related to iShares, where BlackRock pays certain nonadvisory expense of the funds.

General and administration expense increased $181 million, largely driven by the $124 million expense related to the Charitable Contribution, higher marketing and promotional costs and various lease exit costs. The full year 2012 included a one-time $30 million contribution to STIFs.

As Adjusted. Expense, as adjusted, increased $393 million, or 7%, to $6,156 million in 2013 from $5,763 million in 2012. The increase in total expense, as adjusted, is primarily attributable to higher employee compensation and benefits, direct fund expense and general and administration expense.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for 2014, 2013 and 2012 was as follows:

(in millions)	2014	2013	2012
Nonoperating income (expense), GAAP basis	$(79)	$116	$(54)
Less: Net income (loss) attributable to NCI(1)	(30)	19	(18)
Nonoperating income (expense)(2)	(49)	97	(36)
Gain related to the Charitable Contribution	—	(80)	—
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(7)	(10)	(6)
Nonoperating income (expense), as adjusted(2)	$(56)	$7	$(42)

(1)	Amounts included losses of $41 million and $38 million attributable to consolidated variable interest entities (“VIEs”) for 2014 and 2012, respectively. During 2013, the Company did not record any nonoperating income (loss) or net income (loss) attributable to VIEs on the consolidated statements of income.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2014, 2013 and 2012 were as follows:

(in millions)	2014	2013	2012
Net gain (loss) on investments(1)
Private equity	$69	$52	$36
Real estate	16	24	14
Distressed credit/mortgage funds/opportunistic funds	34	40	69
Hedge funds/funds of hedge funds	21	25	20
Other investments(2)	7	16	(2)
Subtotal	147	157	137
Gain related to the PennyMac IPO	—	39	—
Gain related to the Charitable Contribution	—	80	—
Investments related to deferred compensation plans	7	10	6
Total net gain (loss) on investments	154	286	143
Interest and dividend income	29	22	36
Interest expense	(232)	(211)	(215)
Net interest expense	(203)	(189)	(179)
Total nonoperating income (expense)(1)	(49)	97	(36)
Gain related to the Charitable Contribution	—	(80)	—
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(7)	(10)	(6)
Nonoperating income (expense), as adjusted(1)	$(56)	$7	$(42)

(1)	Net of net income (loss) attributable to NCI.

(2)	Amount included net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

2014 Compared with 2013

Net gains on investments of $154 million in 2014 decreased $132 million from 2013. Net gains on investments in 2013 included the noncash, nonoperating pre-tax gain of $80 million related to the Charitable Contribution and the $39 million pre-tax gain related to the PennyMac IPO. Net gains on investments in 2014 included the positive impact of the monetization of a nonstrategic, opportunistic private equity investment.

Net interest expense increased $14 million from 2013 primarily due to higher interest expense resulting from a long-term debt issuance in March 2014.

2013 Compared with 2012

Net gains on investments of $286 million in 2013 increased $143 million from 2012 due to the $39 million pre-tax gain related to the PennyMac IPO and the $80 million pre-tax gain related to the Charitable Contribution and higher net positive marks.

Net interest expense increased $10 million from 2012 primarily due to lower dividend income.

For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

Income Tax Expense

	GAAP			As adjusted
(in millions)	2014	2013	2012	2014	2013	2012
Income before income taxes(1)	$4,425	$3,954	$3,488	$4,507	$4,031	$3,532
Income tax expense	$1,131	$1,022	$1,030	$1,197	$1,149	$1,094
Effective tax rate	25.6%	25.8%	29.5%	26.6%	28.5%	31.0%

(1)	Net of net income (loss) attributable to NCI.

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

2014. The GAAP effective tax rate of 25.6% for 2014 reflected the revaluation of deferred income tax liabilities related to intangible assets and goodwill. Income tax expense for 2014 included a $9 million net noncash benefit arising primarily from state and local income tax changes, which has been excluded from as adjusted results as it will not have a cash flow impact and to ensure comparability among periods presented.

In addition, 2014 included a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of BGI. In connection with the acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of such tax matters in 2014, BlackRock recorded $50 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit. The $50 million general and administrative expense and $50 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.

The current year also included a $73 million net tax benefit related to several favorable nonrecurring items.

The as adjusted effective tax rate of 26.6% for 2014 included the tax benefit of approximately $73 million related to certain favorable nonrecurring items and excluded the $9 million net noncash benefit and $50 million tax benefit mentioned above.

2013. The GAAP effective tax rate of 25.8% for 2013 reflected a $69 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes. In addition, 2013 included a tax benefit of approximately $48 million recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items.

The as adjusted effective tax rate of 28.5% for 2013 reflected a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items and excluded the $69 million net noncash benefit and the $48 million tax benefit related to the Charitable Contribution mentioned above.

2012. The GAAP effective tax rate of 29.5% for 2012 reflected a $21 million benefit related to the resolution of certain outstanding tax positions and a $50 million net noncash benefit related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom and the state and local income tax effect resulting from changes in the Company’s organizational structure.

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

In addition, the Company records on its consolidated statements of financial condition the separate account collateral received under BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

Consolidated VIEs

At December 31, 2014, BlackRock’s consolidated VIEs included multiple CLOs and one private investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients.

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

	December 31, 2014
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$5,723	$—	$—	$120	$5,603
Accounts receivable	2,120	—	—	—	2,120
Investments	1,921	—	—	17	1,904
Assets of consolidated VIEs	3,630	—	3,630	—	—
Separate account assets and collateral held under securities lending agreements	194,941	194,941	—	—	—
Other assets(1)	1,168	—	—	20	1,148
Subtotal	209,503	194,941	3,630	157	10,775
Goodwill and intangible assets, net	30,305	—	—	—	30,305
Total assets	$239,808	$194,941	$3,630	$157	$41,080
Liabilities
Accrued compensation and benefits	$1,865	$—	$—	$—	$1,865
Accounts payable and accrued liabilities	1,035	—	—	—	1,035
Liabilities of consolidated VIEs	3,634	—	3,634	—	—
Borrowings	4,938	—	—	—	4,938
Separate account liabilities and collateral liabilities under securities lending agreements	194,941	194,941	—	—	—
Deferred income tax liabilities	4,989	—	—	—	4,989
Other liabilities	886	—	—	18	868
Total liabilities	212,288	194,941	3,634	18	13,695
Equity
Total stockholders’ equity(2)	27,366	—	(19)	—	27,385
Noncontrolling interests	154	—	15	139	—
Total equity	27,520	—	(4)	139	27,385
Total liabilities and equity	$239,808	$194,941	$3,630	$157	$41,080

(1)	Amounts include property and equipment and other assets.

(2)	GAAP amount includes $19 million of an appropriated retained deficit related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2014 and 2013 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2014 and 2013 included $120 million and $114 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2014).

Accounts receivable at December 31, 2014 decreased $127 million from December 31, 2013 due to a decrease in unit trust receivables (substantially offset by an decrease in unit trust payables recorded within accounts payable and accrued liabilities) and lower performance fee receivables. Investments decreased $230 million from December 31, 2013 (for more information see Investments herein). Goodwill and intangible assets decreased $176 million from December 31, 2013, primarily due to $157 million of amortization of intangible assets. Other assets (including property, plant and equipment) decreased $49 million from

December 31, 2013, primarily related to a decrease in property and equipment due to depreciation and the reduction of an indemnification asset, partially offset by higher earnings from certain strategic investments and an increase in current taxes receivable.

Liabilities. Accrued compensation and benefits at December 31, 2014 increased $118 million from December 31, 2013, primarily due to 2014 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2014 decreased $49 million from December 31, 2013 due to lower unit trust payables (substantially offset by an decrease in unit trust receivables recorded within accounts receivable) and a decrease in current income taxes payable, partially offset by increased accruals, including direct fund expense.

Net deferred income tax liabilities at December 31, 2014 decreased $96 million, primarily due to the effects of temporary differences associated with stock compensation, investment income, and goodwill and intangibles. Other liabilities decreased $118 million from December 31, 2013, primarily resulting from a decrease in uncertain tax positions and a decrease in other operating liabilities.

Investments

Investments totaled $1,921 million at December 31, 2014 and $2,151 million at December 31, 2013. Investments include consolidated investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2014	December 31, 2013
Total investments, GAAP	$1,921	$2,151
Investments held by consolidated sponsored investment funds(1)	(713)	(826)
Net exposure to consolidated investment funds	696	732
Total investments, as adjusted	1,904	2,057
Federal Reserve Bank stock	(92)	(90)
Carried interest	(85)	(103)
Deferred compensation investments	(85)	(97)
Hedged investments	(323)	(184)
Total “economic” investment exposure	$1,319	$1,583

(1)	At December 31, 2014 and 2013, approximately $713 million and $826 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2014 and 2013:

(in millions)	December 31, 2014	December 31, 2013
Private equity	$314	$328
Real estate	117	125
Distressed credit/mortgage funds/opportunistic funds	61	148
Hedge funds/funds of hedge funds	228	348
Other investments(1)	599	634
Total “economic” investment exposure	$1,319	$1,583

(1)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for 2014 was as follows:

(in millions)
Investments, as adjusted, December 31, 2013	$2,057
Purchases/capital contributions	787
Sales/maturities	(833)
Distributions(1)	(255)
Market valuations/earnings from equity method investments	166
Carried interest capital allocations	(18)
Investments, as adjusted, December 31, 2014	$1,904

(1)	Amounts include distributions representing return of capital and return on investments.

The following table represents investments, as adjusted at December 31, 2014:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Investments Not Held at Fair Value(1)	Investments at December 31, 2014
Total investments, as adjusted(2)	$691	$470	$470	$273	$1,904

(1)	Amount includes investments held at cost or amortized cost, carried interest and certain equity method investments, which include sponsored investment funds, which are not accounted for under a fair value measure. Certain equity method investees do not account for both their financial assets and financial liabilities under fair value measures, therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Amounts include cash and cash equivalents, other assets and liabilities that are consolidated from non-VIE sponsored investment funds. See Note 5, Fair Value Disclosures, to the consolidated financial statements contained in Part II, Item 8 of this filing, for total GAAP investments.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2012	$4,606	$133	$—	$4,473
Cash flows from operating activities	3,642	(137)	286	3,493
Cash flows from investing activities	(483)	39	—	(522)
Cash flows from financing activities	(3,392)	79	(286)	(3,185)
Effect of exchange rate changes on cash and cash equivalents	17	—	—	17
Net change in cash and cash equivalents	(216)	(19)	—	(197)
Cash and cash equivalents, December 31, 2013	$4,390	$114	$—	$4,276
Cash flows from operating activities	3,081	(103)	(431)	3,615
Cash flows from investing activities	239	(174)	—	413
Cash flows from financing activities	(1,855)	283	431	(2,569)
Effect of exchange rate changes on cash and cash equivalents	(132)	—	—	(132)
Net change in cash and cash equivalents	1,333	6	—	1,327
Cash and cash equivalents, December 31, 2014	$5,723	$120	$—	$5,603

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from BlackRock Solutions and advisory products and services, other revenue and distribution fees. BlackRock uses its cash to pay all operating expenses, interest and principal on borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash inflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for 2014 were $413 million and primarily reflected $739 million of net proceeds from sales and maturities of certain investments and $143 million of distributions of capital from equity method investees, partially offset by $403 million of investment purchases.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for 2014 were $2.6 billion, primarily resulting from cash outflows related to $1,344 million of share repurchases, including $1.0 billion in open market transactions and $344 million of employee tax withholdings related to employee stock transactions, $1.3 billion of cash dividend payments and $1.0 billion of repayments of long-term borrowings. Cash outflows from financing activities were partially offset by $1.0 billion of proceeds from issuance of long-term borrowings and $106 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2014 and 2013 were as follows:

(in millions)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$5,723	$4,390
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(120)	(114)
Subtotal	5,603	4,276
Credit facility — undrawn	3,990	3,990
Total liquidity	$9,593	$8,266

(1)	The Company may not be able to access such cash to use in its operating activities.

Total liquidity increased $1,327 million during 2014, primarily reflecting cash from operations, partially offset by cash payments of 2013 year-end incentive awards, share repurchases of $1.3 billion and cash dividend payments.

A significant portion of the Company’s $1,904 million of total investments, as adjusted, is illiquid in nature and, as such, may not be readily convertible to cash.

Share Repurchases. The Company repurchased 3.2 million common shares in open market-transactions under its share repurchase program for $1.0 billion during 2014. At December 31, 2014, there were 3.4 million shares still authorized to be repurchased.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock.

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

At both December 31, 2014 and 2013, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As of December 31, 2014, the Company has not provided for U.S. federal and state income taxes on approximately $3.9 billion of undistributed earnings of its foreign subsidiaries. Such earnings are considered indefinitely reinvested outside the United States. The Company’s current plans do not demonstrate a need to repatriate these funds.

Short-Term Borrowings

2014 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility which was amended in 2013 and 2012. In March 2014, the Company’s credit facility was further amended to extend the maturity date to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2014. The 2014 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. BlackRock increased the maximum aggregate amount that could be borrowed under the CP Program to $3.5 billion in 2011 and to $3.785 billion in 2012. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured CP Notes on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The CP Program is currently supported by the 2014 credit facility. At December 31, 2014, BlackRock had no CP Notes outstanding.

Long-term Borrowings.

The carrying value of long-term borrowings at December 31, 2014 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
1.375% Notes	$750	$750	June 2015
6.25% Notes	700	699	September 2017
5.00% Notes	1,000	998	December 2019
4.25% Notes	750	747	May 2021
3.375% Notes	750	747	June 2022
3.50% Notes	1,000	997	March 2024
Total Long-term Borrowings	$4,950	$4,938

In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing in March 2024. During 2014, the Company repaid $1.0 billion of 3.50% notes at maturity.

For more information on Company’s borrowings, see Note 12, Borrowings, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2014:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations and commitments:
Long-term borrowings(1):
Principal	$750	$—	$700	$—	$1,000	$2,500	$4,950
Interest	191	186	186	142	142	269	1,116
Operating leases	126	111	112	111	105	613	1,178
Purchase obligations	168	68	11	1	—	—	248
Investment commitments	161	—	—	—	—	—	161
Total contractual obligations and commitments	1,396	365	1,009	254	1,247	3,382	7,653
Contingent obligations:
Contingent distribution obligations	189	189	—	—	—	—	378
Contingent payments related to business acquisitions(2)	5	10	7	19	9	11	61
Total contractual obligations, commitments and contingent obligations(3)	$1,590	$564	$1,016	$273	$1,256	$3,393	$8,092

(1)	Long-term borrowings exclude the borrowings of consolidated CLOs. The Company has no obligation to settle the liabilities of these CLOs.

(2)	The amount of contingent payments reflected for any year represents the expected payment amounts, using foreign currency exchange rates as of December 31, 2014, under the terms of the business acquisition’s agreement. The remaining maximum potential payment amount related to Credit Suisse ETF Transaction is approximately $24 million for any year during the next six years. There is no maximum amount for payments related to the MGPA Transaction. The fair value of the contingent obligations is not significant to the consolidated statement of financial condition and is recorded within other liabilities.

(3)	At December 31, 2014, the Company had $334 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

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

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2014, the Company’s obligations primarily reflected standard service contracts for portfolio, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the Company’s financial statements when services are provided and, as such, obligations for services not received are not included in the consolidated statement of financial condition at December 31, 2014.

Investment Commitments. At December 31, 2014, the Company had $161 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $161 million, the

Company had approximately $35 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Distribution Obligations. In November 2010, BlackRock entered into a second amended and restated global distribution agreement with Merrill Lynch, which requires the Company to make payments to Merrill Lynch contingent upon sales of products and level of AUM maintained in certain BlackRock products. The initial term of the agreement remained in effect until January 2014 and was renewed for one automatic three-year extension.

Contingent Payments Related to Business Acquisitions. In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. The fair value of the remaining contingent payments at December 31, 2014 is not significant to the consolidated statement of financial condition and is included in other liabilities.

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

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2014. See further discussion in Note 13, Commitments and Contingencies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At December 31, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $145.7 billion. The Company held, as agent, cash and securities totaling $155.8 billion as collateral for indemnified securities on loan at December 31, 2014. The fair value of these indemnifications was not material at December 31, 2014.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2014 totaled $1,865 million and included incentive compensation of $1,418 million, deferred compensation of $204 million and other compensation and benefits related obligations of $243 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2015, while the deferred compensation obligations are generally payable over periods up to five years.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the consolidated financial statements beginning on page F-1 of this Form 10-K.

Consolidation of Sponsored Investment Funds and Securitization Products. The accounting method used by the Company to record its investments depends upon the influence the Company has over the given investee, the sponsored investment funds and securitization products (collectively “investment products”). To the extent that BlackRock has a controlling financial interest in the investment product, which generally exists if there is a 50% or greater voting interest or if partners or members of the investment products do not have substantive rights, BlackRock consolidates the investment product.

For certain investment products in which a controlling financial interest is not directly linked to voting interests, an analysis is performed to determine if the investment product is a VIE or a voting rights entity.

Consolidation of Variable Interest Entities. Certain investment products for which a controlling financial interest is not directly linked to voting interests may be deemed VIEs. BlackRock reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment product is a VIE. BlackRock continuously evaluates such factors as facts and circumstances change to determine if the initial VIE status determination must be reconsidered. BlackRock is required to consolidate a VIE when it is deemed to be the primary beneficiary (“PB”). Significant judgment is required in the determination of whether the Company is the PB of a VIE. If the Company is determined to be the PB of a VIE, BlackRock will consolidate the entity. In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of projected future cash flows.

Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, prepayments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs. At December 31, 2014, the Company’s consolidated VIEs consisted primarily of CLOs.

CLOs. At December 31, 2014, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the PB for certain of these CLOs, which required BlackRock to consolidate these VIEs. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At December 31, 2014, the Company had $3,615 million and $3,634 million in assets and liabilities, respectively, on its consolidated statement of financial condition related to these consolidated CLOs. The Company recorded appropriated retained earnings for the difference between the assets and liabilities of the CLOs recorded on the consolidated statement of financial condition as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with these VIEs.

Consolidation of Voting Rights Entities. To the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, BlackRock consolidates the investee.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. Pursuant to Accounting Standards Codification (“ASC”) 810-20, Control of Partnerships and Similar Entities (“ASC 810-20”), the Company reviews such investment vehicles to determine if such a presumption can be overcome by determining whether other nonaffiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or otherwise to remove BlackRock as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights. If the investment vehicle is not a VIE and the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

See Note 4, Consolidated Sponsored Investment Funds, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K for amounts included on the Company’s consolidated financial statements deemed to be voting rights entities.

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

At December 31, 2014, the Company had $654 million and $208 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2013, the Company had $736 million and $163 million of equity method investees reflected in investments and other assets, respectively.

Impairment of Investments. Management periodically assesses equity method, available-for-sale, held-to-maturity and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, and the impairment is considered other-than-temporary, an impairment charge is recorded in the consolidated statement of income.

When the fair value of available-for-sale securities is lower than cost, the Company evaluates the security to determine whether the impairment is considered “other-than-temporary”. In making this determination for equity securities, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. If the impairment is considered other-than-temporary, an impairment charge is recorded in nonoperating income (expense) on the consolidated statement of income. In making this determination for debt securities, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security, but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

Evaluation of impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the consolidated statements of income.

Fair Value Measurements.

The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the consolidated financial statements beginning on page F-1 of this Form 10-K for more information on fair value measurements.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $528 million of Level 3 investments, or 27% of total GAAP investments at December 31, 2014, primarily included co-investments in private equity funds of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit, opportunistic funds and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations to value these investments.

Changes in Valuation. Changes in value on $1,460 million of investments will impact the Company’s nonoperating income (expense), $201 million will impact accumulated other comprehensive income, $175 million are held at cost or amortized cost and the remaining $85 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2014, changes in fair value of approximately $713 million of such investments within consolidated sponsored investment funds will impact BlackRock’s net income (loss) attributable to noncontrolling interests on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds was $696 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2014, ranged from 1 to 10 years with a weighted-average remaining estimated useful life of 3.8 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2014 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2014, the Company’s common stock closed at $357.56 which exceeded its book value, after excluding appropriated retained earnings, of approximately $164.06 per share.

Indefinite-lived and finite-lived intangibles. The Company performs assessments to determine if any intangible assets are impaired and whether the indefinite-life and finite-life classifications are still appropriate. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, BlackRock performed certain quantitative assessments and assessed various significant qualitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other factors including: (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $157 million, $161 million and $157 million for 2014, 2013 and 2012, respectively.

In 2014, 2013 and 2012, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments in 2014 and 2013. The Company determined that no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2014, BlackRock had $379 million of gross unrecognized tax benefits, of which $283 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2014, the Company had deferred tax assets of $10 million and net deferred tax liabilities of approximately $4,989 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. The assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

At December 31, 2014, the Company had recorded a deferred tax asset of $157 million for unrealized investment losses; however, no valuation allowance has been established because the Company expects to hold certain investments which invest in fixed income securities over a period sufficient for them to recover their unrealized losses, and generate future capital gains sufficient to offset the unrealized capital losses. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. However, changes in circumstance could cause the Company to revalue its deferred tax balances with the resulting change impacting the consolidated statements of income in the period of the change. Such changes may be material to the Company’s consolidated financial statements. See Note 20, Income Taxes, to the consolidated financial statements beginning on page F-1 of this Form 10-K for further details.

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $117 million and current income taxes payables of $125 million at December 31, 2014.

Revenue Recognition. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows.

Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition — Principal Agent Considerations (“ASC 605-45”), and records its management fees net of retrocessions. Retrocessions for 2014, 2013 and 2012 were $891 million, $785 million and $793 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients to highly rated banks and broker-dealers. Revenue is accounted for on an accrual basis. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or accounts managed by the Company from which the securities are borrowed. For 2014, 2013 and 2012, securities lending revenue totaled $477 million, $447 million and $510 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

The Company receives investment advisory performance fees or incentive allocations, from certain actively managed investment funds and certain SMAs. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2014 and 2013, the Company had $105 million and $108 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

For the years ended 2014, 2013 and 2012, performance fee revenue totaled $550 million, $561 million and $463 million, respectively.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed or when completed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For 2014, 2013 and 2012, BlackRock Solutions and advisory revenue totaled $635 million, $577 million and $518 million, respectively.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM and since the Company does not record performance revenues until performance thresholds have been exceeded and the likelihood of clawback is mathematically improbable.

RECENT DEVELOPMENTS

Accounting Developments

For accounting pronouncements that the Company adopted during 2014 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2014, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $238 million and $84 million, respectively.

At December 31, 2014, approximately $713 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,319 million. See Balance Sheet Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At December 31, 2014, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $807 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $80.7 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At December 31, 2014, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $512 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $4.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $139 million at December 31, 2014. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $13.9 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $201 million.

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

Internal Control Over Financial Reporting. Except for the application of the updated Internal Control — Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2014 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/   Deloitte & Touche LLP

New York, New York

February 27, 2015

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

Item 11. Executive Compensation

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2014 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2	(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3	(3)	Amended and Restated Bylaws of BlackRock.
3.4	(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5	(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6	(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7	(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1	(6)	Specimen of Common Stock Certificate.
4.2	(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3	(8)	Form of 6.25% Notes due 2017.
4.4	(9)	Form of 5.00% Notes due 2019.
4.5	(10)	Form of 4.25% Notes due 2021.
4.6	(11)	Form of 1.375% Notes due 2015.
4.7	(11)	Form of 3.375% Notes due 2022.
4.8	(12)	Form of 3.500% Notes due 2024.
10.1	(13)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +
10.2	(14)	Amendment No. 1 to the Amended and Restated BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.3	(14)	Amendment No. 2 to the Amended and Restated BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.4	(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +
10.5	(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.6	(17)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.7	(18)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.8	(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.9	(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.10	(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.11	(6)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+
10.12	(6)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and The PNC Financial Service Group, Inc.
10.13	(18)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.14	(19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.15	(20)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.16	(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.17	(21)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.18	(22)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.
10.19	(23)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.20	(24)	Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.21	(25)	Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

Exhibit No.		Description
10.22	(26)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.
10.23	(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.24	(27)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.25	(28)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.
10.26	(29)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock. +
10.27		Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.28		Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.29		Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.30		Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries of Registrant.
23.1		Deloitte & Touche LLP Consent.
31.1		Section 302 Certification of Chief Executive Officer.
31.2		Section 302 Certification of Chief Financial Officer.
32.1		Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2012.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(14)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-197764) filed on July 31, 2014.

(15)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(17)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.

(18)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(21)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(28)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

+	Denotes compensatory plans or arrangements.

†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 27, 2015

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

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/S/ GARY SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
/S/ JOSEPH FELICIANI, JR. Joseph Feliciani, Jr.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
/S/ ABDLATIF Y. AL-HAMAD	Director	February 27, 2015
Abdlatif Y. Al-Hamad
/S/ MATHIS CABIALLAVETTA	Director	February 27, 2015
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 27, 2015
Pamela Daley
/S/ WILLIAM S. DEMCHAK	Director	February 27, 2015
William S. Demchak
/S/ JESSICA EINHORN	Director	February 27, 2015
Jessica Einhorn
/S/ FABRIZIO FREDA	Director	February 27, 2015
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 27, 2015
Murry S. Gerber
/S/ ROBERT S. KAPITO	Director	February 27, 2015
Robert S. Kapito
/S/ DAVID H. KOMANSKY	Director	February 27, 2015
David H. Komansky
/S/ SIR DERYCK MAUGHAN	Director	February 27, 2015
Sir Deryck Maughan
/S/ CHERYL D. MILLS	Director	February 27, 2015
Cheryl D. Mills
/S/ THOMAS H. O’BRIEN	Director	February 27, 2015
Thomas H. O’Brien

Signature	Title	Date
/S/ IVAN G. SEIDENBERG	Director	February 27, 2015
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 27, 2015
Marco Antonio Slim Domit
/S/ JOHN S. VARLEY	Director	February 27, 2015
John S. Varley
/S/ SUSAN L. WAGNER	Director	February 27, 2015
Susan L. Wagner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2015

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$5,723	$4,390
Accounts receivable	2,120	2,247
Investments	1,921	2,151
Assets of consolidated variable interest entities:
Cash and cash equivalents	278	161
Bank loans, other investments and other assets	3,352	2,325
Separate account assets	161,287	155,113
Separate account collateral held under securities lending agreements	33,654	21,788
Property and equipment (net of accumulated depreciation of $587 and $611 at December 31, 2014 and 2013, respectively)	467	525
Intangible assets (net of accumulated amortization of $1,040 and $1,057 at December 31, 2014 and 2013, respectively)	17,344	17,501
Goodwill	12,961	12,980
Other assets	701	692
Total assets	$239,808	$219,873
Liabilities
Accrued compensation and benefits	$1,865	$1,747
Accounts payable and accrued liabilities	1,035	1,084
Liabilities of consolidated variable interest entities:
Borrowings	3,389	2,369
Other liabilities	245	74
Borrowings	4,938	4,939
Separate account liabilities	161,287	155,113
Separate account collateral liabilities under securities lending agreements	33,654	21,788
Deferred income tax liabilities	4,989	5,085
Other liabilities	886	1,004
Total liabilities	212,288	193,203
Commitments and contingencies (Note 13)
Temporary equity
Redeemable noncontrolling interests	35	54
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2014 and 2013; Shares issued: 171,252,185 at December 31, 2014 and 2013; Shares outstanding: 164,786,788 and 166,589,688 at December 31, 2014 and 2013, respectively;

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2014 and 2013; Shares issued and outstanding: 823,188 at December 31, 2014 and 2013;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2014 and 2013; Shares issued and outstanding: 1,311,887 at December 31, 2014 and 2013
Additional paid-in capital	19,386	19,473
Retained earnings	10,164	8,208
Appropriated retained earnings	(19)	22
Accumulated other comprehensive loss	(273)	(35)
Treasury stock, common, at cost (6,465,397 and 4,662,497 shares held at December 31, 2014 and 2013, respectively)	(1,894)	(1,210)
Total BlackRock, Inc. stockholders’ equity	27,366	26,460
Nonredeemable noncontrolling interests	104	135
Nonredeemable noncontrolling interests of consolidated variable interest entities	15	21
Total permanent equity	27,485	26,616
Total liabilities, temporary equity and permanent equity	$239,808	$219,873

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

	Year ended December 31,
(in millions, except shares and per share data)	2014	2013	2012
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$6,738	$5,991	$5,292
Other third parties	2,851	2,748	2,780
Total investment advisory, administration fees and securities lending revenue	9,589	8,739	8,072
Investment advisory performance fees	550	561	463
BlackRock Solutions and advisory	635	577	518
Distribution fees	70	73	71
Other revenue	237	230	213
Total revenue	11,081	10,180	9,337
Expense
Employee compensation and benefits	3,829	3,560	3,287
Distribution and servicing costs	364	353	364
Amortization of deferred sales commissions	56	52	55
Direct fund expenses	748	657	591
General and administration	1,453	1,540	1,359
Amortization of intangible assets	157	161	157
Total expense	6,607	6,323	5,813
Operating income	4,474	3,857	3,524
Nonoperating income (expense)
Net gain (loss) on investments	165	305	163
Net gain (loss) on consolidated variable interest entities	(41)	—	(38)
Interest and dividend income	29	22	36
Interest expense	(232)	(211)	(215)
Total nonoperating income (expense)	(79)	116	(54)
Income before income taxes	4,395	3,973	3,470
Income tax expense	1,131	1,022	1,030
Net income	3,264	2,951	2,440
Less:
Net income (loss) attributable to redeemable noncontrolling interests	2	(1)	9
Net income (loss) attributable to nonredeemable noncontrolling interests	(32)	20	(27)
Net income attributable to BlackRock, Inc.	$3,294	$2,932	$2,458
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$19.58	$17.23	$14.03
Diluted	$19.25	$16.87	$13.79
Cash dividends declared and paid per share	$7.72	$6.72	$6.00
Weighted-average common shares outstanding:
Basic	168,225,154	170,185,870	174,961,018
Diluted	171,112,261	173,828,902	178,017,679

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in millions)	2014	2013	2012
Net income	$3,264	$2,951	$2,440
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	3	4	26
Less: reclassification adjustment included in net income(1)	8	13	6
Net change from available-for-sale investments, net of tax	(5)	(9)	20
Benefit plans, net(1)	(2)	10	(5)
Foreign currency translation adjustments	(231)	23	53
Other comprehensive income (loss)	(238)	24	68
Comprehensive income	3,026	2,975	2,508
Less: Comprehensive income (loss) attributable to noncontrolling interests	(30)	19	(18)
Comprehensive income attributable to BlackRock, Inc.	$3,056	$2,956	$2,526

(1)	The tax benefit (expense) was not material in 2014, 2013 and 2012.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Addi tional Paid-in Capital(1)	Retained Earnings	Appro priated Retained Earnings	Accum ulated Other Compre hensive Income (Loss)	Common Shares Held in Escrow	Treasury Stock Common	Total Stock holders’ Equity	Non redeemable Non controlling Interests	Non redeemable Non controlling Interests of Conso lidated VIEs	Total Permanent Equity	Redeemable Non controlling Interests / Temporary Equity(2)
December 31, 2011	$20,276	$5,046	$72	$(127)	$(1)	$(218)	$25,048	$184	$38	$25,270	$92
Net income	—	2,458	—	—	—	—	2,458	11	(38)	2,431	9
Allocation of losses of consolidated collateralized loan obligations	—	—	(43)	—	—	—	(43)	—	43	—	—
Release of common stock from escrow	(1)	—	—	—	1	—	—	—	—	—	—
Dividends paid	—	(1,060)	—	—	—	—	(1,060)	—	—	(1,060)	—
Stock-based compensation	451	—	—	—	—	—	451	—	—	451	—
Merrill Lynch cash capital contribution	7	—	—	—	—	—	7	—	—	7	—
Issuance of common shares related to employee stock transactions	(376)	—	—	—	—	432	56	—	—	56	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	—	(146)	(146)	—	—	(146)	—
Shares repurchased	(1,000)	—	—	—	—	(500)	(1,500)	—	—	(1,500)	—
Net tax benefit (shortfall) from stock-based compensation	64	—	—	—	—	—	64	—	—	64	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	—	—	(33)	(10)	(43)	343
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(7)	(6)	(13)	(412)
Other comprehensive income (loss)	—	—	—	68	—	—	68	—	—	68	—
December 31, 2012	$19,421	$6,444	$29	$(59)	$—	$(432)	$25,403	$155	$27	$25,585	$32

(1)	Amount includes $2 million and $1 million of common stock at December 31, 2012 and 2011, respectively.

(2)	Amounts include $89 million of redemptions and $89 million of net consolidations related to consolidated variable interest entities (“VIEs”).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Addi tional Paid-in Capital(1)	Retained Earnings	Appro priated Retained Earnings	Accu mulated Other Compre hensive Income (Loss)	Treasury Stock Common	Total BlackRock Stock holders’ Equity	Non redeemable Non controlling Interests	Non redeemable Non controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable No ncontrolling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	$(59)	$(432)	$25,403	$155	$27	$25,585	$32
Net income	—	2,932	—	—	—	2,932	20	—	2,952	(1)
Consolidation of a collateralized loan obligation	—	—	(4)	—	—	(4)	—	—	(4)	—
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(3)	—	—	(3)	—	3	—	—
Dividends paid	—	(1,168)	—	—	—	(1,168)	—	—	(1,168)	—
Stock-based compensation	447	—	—	—	1	448	—	—	448	—
Issuance of common shares related to employee stock transactions	(429)	—	—	—	464	35	—	—	35	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(243)	(243)	—	—	(243)	—
Shares repurchased	—	—	—	—	(1,000)	(1,000)	—	—	(1,000)	—
Net tax benefit (shortfall) from stock-based compensation	36	—	—	—	—	36	—	—	36	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(59)	125	66	137
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	19	(134)	(115)	(114)
Other comprehensive income (loss)	—	—	—	24	—	24	—	—	24	—
December 31, 2013	$19,475	$8,208	$22	$(35)	$(1,210)	$26,460	$135	$21	$26,616	$54

(1)	Amounts include $2 million of common stock at both December 31, 2013 and 2012.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appro priated Retained Earnings	Accumulated Other Compre hensive Income (Loss)	Treasury Stock Common	Total BlackRock Stock holders’ Equity	Non redeemable Non controlling Interests	Non redeemable Non controlling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Non controlling Interests / Temporary Equity(2)
December 31, 2013	$19,475	$8,208	$22	$(35)	$(1,210)	$26,460	$135	$21	$26,616	$54
Net income	—	3,294	—	—	—	3,294	9	(41)	3,262	2
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(41)	—	—	(41)	—	41	—	—
Dividends paid	—	(1,338)	—	—	—	(1,338)	—	—	(1,338)	—
Stock-based compensation	453	—	—	—	—	453	—	—	453	—
Issuance of common shares related to employee stock transactions	(646)	—	—	—	660	14	—	—	14	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(344)	(344)	—	—	(344)	—
Shares repurchased	—	—	—	—	(1,000)	(1,000)	—	—	(1,000)	—
Net tax benefit (shortfall) from stock-based compensation	106	—	—	—	—	106	—	—	106	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(40)	(6)	(46)	248
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	—	(269)
Other comprehensive income (loss)	—	—	—	(238)	—	(238)	—	—	(238)	—
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$104	$15	$27,485	$35

(1)	Amounts include $2 million of common stock at both December 31, 2014 and 2013.

(2)	Amounts include $75 million of redemptions and $75 million of net consolidations related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$3,264	$2,951	$2,440
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	278	291	295
Amortization of deferred sales commissions	56	52	55
Stock-based compensation	453	448	451
Deferred income tax expense (benefit)	(104)	(193)	(61)
Net (gains) losses on nontrading investments	(37)	(73)	(43)
Purchases of investments within consolidated sponsored investment funds	(160)	(195)	(108)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	137	145	96
Gain related to PennyMac initial public offering	—	(39)	—
Gain related to the charitable contribution	—	(80)	—
Charitable contribution	—	124	—
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	168	143	(24)
Net (gains) losses within consolidated VIEs	41	—	38
Net (purchases) proceeds within consolidated VIEs	(599)	142	(203)
(Earnings) losses from equity method investees	(158)	(158)	(175)
Distributions of earnings from equity method investees	57	80	42
Other adjustments	5	10	(4)
Changes in operating assets and liabilities:
Accounts receivable	78	14	(292)
Investments, trading	(416)	(218)	(664)
Other assets	(1)	(92)	(10)
Accrued compensation and benefits	101	203	138
Accounts payable and accrued liabilities	(69)	7	114
Other liabilities	(13)	80	155
Cash flows from operating activities	3,081	3,642	2,240
Cash flows from investing activities
Purchases of investments	(369)	(412)	(402)
Proceeds from sales and maturities of investments	654	286	695
Distributions of capital from equity method investees	143	83	73
Net consolidations (deconsolidations) of sponsored investment funds	(123)	(48)	(215)
Acquisitions, net of cash acquired	—	(298)	(267)
Purchases of property and equipment	(66)	(94)	(150)
Cash flows from investing activities	239	(483)	(266)
Cash flows from financing activities
Repayments of short-term borrowings	—	(100)	—
Repayments of long-term borrowings	(1,000)	(750)	(500)
Proceeds from long-term borrowings	997	—	1,495
Cash dividends paid	(1,338)	(1,168)	(1,060)
Proceeds from stock options exercised	4	28	47
Repurchases of common stock	(1,344)	(1,243)	(1,645)
Net proceeds from (repayments of) borrowings by consolidated VIEs	512	(410)	331
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	202	203	300
Excess tax benefit from stock-based compensation	106	41	74
Other financing activities	6	7	14
Cash flows from financing activities	(1,855)	(3,392)	(944)
Effect of exchange rate changes on cash and cash equivalents	(132)	17	70
Net increase (decrease) in cash and cash equivalents	1,333	(216)	1,100
Cash and cash equivalents, beginning of year	4,390	4,606	3,506
Cash and cash equivalents, end of year	$5,723	$4,390	$4,606
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$216	$202	$201
Interest on borrowings of consolidated VIEs	$142	$102	$75
Income taxes (net of refunds)	$1,227	$1,064	$976
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$646	$429	$378
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(269)	$(229)	$(425)
Increase (decrease) in borrowings due to consolidation of VIEs	$585	$363	$406

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

At December 31, 2014, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests on the consolidated statements of financial condition represents the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

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

2. Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated sponsored investment funds are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Cash balances maintained by consolidated variable interest entities (“VIEs”) are included in assets of consolidated variable interest entities on the consolidated statements of financial condition.

Investments. Investments in Debt and Marketable Equity Securities. BlackRock classifies debt and marketable equity investments as trading, available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity.

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

Impairments of Investments. Management periodically assesses equity method, available-for-sale, held-to-maturity and cost investments for impairment. If circumstances indicate that impairment may exist, investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment and the Company determines an impairment exists, an impairment charge is recorded on the consolidated statement of income.

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

In making this determination for debt securities, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered a credit loss, the credit loss will be bifurcated from the total impairment and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

Consolidation. For investment products in which BlackRock’s voting interest is less than 50%, an analysis is performed to determine if the investment product is a VIE or a voting rights entity.

Consolidation of Variable Interest Entities. Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are deemed VIEs. BlackRock reviews factors, including whether the entity has equity that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and the rights and obligations of the equity holders to receive expected residual returns or absorb expected losses, to determine if the investment product is a VIE. BlackRock continuously evaluates such factors as facts and circumstances change. BlackRock is required to consolidate a VIE when it is deemed to be the PB.

The Company uses two methods for determining whether it is the PB of VIEs in accordance with current accounting guidance depending on the nature and characteristics of the VIE. For collateralized loan obligations (“CLOs”), the Company is deemed to be PB if it has the power to direct activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. For certain sponsored investment funds, including money markets, the Company is deemed to be the PB, if it absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

Consolidation of Voting Rights Entities. To the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest or if partners or members of certain products do not have substantive rights, BlackRock consolidates the investee.

The Company, as general partner or managing member of certain sponsored investment funds, generally is presumed to control funds that are limited partnerships or limited liability companies. The Company reviews such investment vehicles to determine if such a presumption can be overcome by determining whether other nonaffiliated partners or members of the limited partnership or limited liability company have the substantive ability to dissolve (liquidate) the investment vehicle, or to otherwise remove BlackRock as the general partner or managing member without cause based on an unaffiliated simple majority vote, or have other substantive participating rights. If the presumption of control is not overcome, BlackRock will consolidate the investment vehicle.

Retention of Specialized Accounting Principles. Upon consolidation of certain sponsored investment funds, the Company retains the specialized accounting principles of the underlying funds. All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value with corresponding changes in the investments’ fair values reflected in nonoperating income (expense) on the consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method if the Company still maintains an investment.

Separate Account Assets and Liabilities. Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the consolidated statements of financial condition.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. Under the Company’s securities lending arrangements, the Company can resell or repledge the collateral and the borrower can resell or repledge the loaned securities. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

As a result of the Company’s ability to resell or repledge the collateral, the Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During 2014 and 2013, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2014 and 2013, the fair value of loaned securities held by separate accounts was approximately $30.6 billion and $19.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $33.7 billion and $21.8 billion, respectively.

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

Goodwill and Intangible Assets. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. On a quarterly basis, the Company considers if triggering events have occurred that may indicate a potential goodwill impairment. If a triggering event has occurred, the Company performs assessments, which may include reviews of significant valuation assumptions, to determine if goodwill may be impaired. The Company performs an impairment assessment of its goodwill at least annually as of July 31st.

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

The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-lived and finite-lived classifications are still appropriate. The carrying value of finite-lived management contracts and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment. The Company performs such impairment assessments of its intangible assets including indefinite-lived management contracts and trade names/trademarks, at least annually, as of July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant qualitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considers other factors, including (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which the entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset.

If potential impairment circumstances are considered to exist, the Company will perform an impairment test using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the asset is determined to be impaired, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

Noncontrolling Interests. The Company reports noncontrolling interests as equity, separate from the parent’s equity, on the consolidated statements of financial condition. In addition, the Company’s consolidated net income on the consolidated statements of income includes the income (loss) attributable to noncontrolling interest holders of the Company’s consolidated sponsored investment funds and CLOs. Income (loss) attributable to noncontrolling interests is not adjusted for income taxes for consolidated sponsored investment funds and CLOs that are treated as pass-through entities for tax purposes.

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

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or committed capital. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third party. The Company accounts for such retrocession arrangements in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, and records its management fees net of retrocessions. Retrocessions for 2014, 2013 and 2012 were $891 million, $785 million and $793 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

The Company also earns revenue by lending securities as an agent on behalf of clients, primarily to brokerage institutions. Revenue is accounted for on an accrual basis. The revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment Advisory Performance Fees / Carried Interest. The Company receives investment advisory performance fees or incentive allocations from certain actively managed investment funds and certain separately managed accounts (“SMAs”). These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer.

In addition, the Company receives carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to return all, or part, of such carried interest depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in investments or cash, to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2014 and 2013, the Company had $105 million and $108 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. The ultimate recognition of performance fee revenue, if any, for these products is unknown.

BlackRock Solutions and Advisory. BlackRock provides a variety of risk management, investment analytic, enterprise investment system and financial markets advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation of illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are recorded as services are performed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met. The fees earned for BlackRock Solutions and advisory services are recorded in BlackRock Solutions and advisory on the consolidated statements of income.

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

Amortization of Deferred Sales Commissions. The Company holds the rights to receive certain cash flows from sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). The carrying value of these deferred mutual fund commissions is recorded within other assets on the consolidated statements of financial condition and is being amortized over periods between one and six years. The Company receives distribution fees from these funds and contingent deferred sales commissions (“CDSCs”) upon shareholder redemption of certain back-end load shares that are recorded within distribution fees on the consolidated statements of income. Upon receipt of CDSCs, the Company records revenue and the remaining unamortized deferred sales commission is expensed.

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

Leases. The Company accounts for its operating leases, which may include escalation clauses, in accordance with ASC 840-10, Leases. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods) commencing when the Company obtains the right to control the use of the leased property.

Foreign Exchange. Monetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the date of the consolidated statements of financial condition. Nonmonetary assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at historical exchange rates. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity, on the consolidated statements of financial condition. Gains or losses resulting from foreign currency transactions are included in general and administration expense on the consolidated statements of income. For 2014, 2013 and 2012, the gains (losses) from foreign currency transactions were immaterial.

Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized on the consolidated statements of income in the period that includes the enactment date.

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

Excess tax benefits related to stock-based compensation are recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit, or shortfall, between the recorded tax benefit and tax return benefit. At December 31, 2014 and 2013, BlackRock had excess additional paid-in capital credits to absorb potential future deficits between recorded tax benefits and tax return benefits.

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

Prior to 2013, the Company calculated EPS pursuant to the two-class method, which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS. The Company’s participating securities consisted of its unvested share-based payment awards that contained rights to nonforfeitable dividends or dividend equivalents. The dilutive effect of participating securities was calculated under the more dilutive of either the treasury stock method or the two-class method. The Company’s remaining participating securities vested in January 2013.

Business Segments. The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment as defined in ASC 280-10, Segment Reporting (“ASC 280-10”).

Fair Value Measurements.

Hierarchy of Fair Value Inputs. The Company uses a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

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

•	Level 3 assets may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, funds of hedge funds, direct private equity investments held within consolidated funds, bank loans and bonds.

•	Level 3 liabilities include borrowings of consolidated CLOs valued based upon nonbinding single-broker quotes and contingent liabilities related to acquisitions valued based upon discounted cash flow analysis using unobservable market data.

•	Level 3 inputs include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, opportunistic funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices.

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

Derivative Instruments and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes. The Company may use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments. The Company may also use derivatives within its separate account assets, which are segregated funds held for purposes of funding individual and group pension contracts. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are generally recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the consolidated statements of income.

Accounting Pronouncements Adopted in 2014

Cumulative Translation Adjustment. In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05,

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The adoption of ASU 2013-05 on January 1, 2014 was not material to the consolidated financial statements.

Investment Company Guidance. In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. The adoption of ASU 2013-08 on January 1, 2014 was not material to the consolidated financial statements.

Presentation of an Unrecognized Tax Benefit. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The adoption of ASU 2013-11 on January 1, 2014 was not material to the consolidated financial statements.

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

Amendments to the Consolidation Analysis and Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). ASU 2014-13 provides an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, the Company could measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The election would effectively eliminate any measurement difference previously recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as an adjustment to appropriated retained earnings.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. The amendments include changes to: (i) the VIE analysis for limited partnerships; (ii) the criteria for evaluating whether fees paid to a decision maker or a service provider are a variable interest; (iii) the effect of fee arrangements on the

PB determination; (iv) the effect of related parties on the PB determination; and (v) the consolidation evaluation for certain investment funds. This includes a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

ASU 2014-13 and ASU 2015-02 are effective for the Company on January 1, 2016, with retrospective or modified retrospective approach required. ASU 2014-13 permits early adoption as of the beginning of an annual period. ASU 2015-02 permits early adoption in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact to the consolidated financial statements of adopting all of the provisions of ASU 2015-02 and ASU 2014-13.

3. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2014	December 31, 2013
Available-for-sale investments	$201	$183
Held-to-maturity investments	79	83
Trading investments:
Consolidated sponsored investment funds	443	385
Other equity and debt securities	29	43
Deferred compensation plan mutual funds	64	58
Total trading investments	536	486
Other investments:
Consolidated sponsored investment funds	270	441
Equity method investments	633	697
Deferred compensation plan equity method investments	21	39
Cost method investments(1)	96	119
Carried interest	85	103
Total other investments	1,105	1,399
Total investments	$1,921	$2,151

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

At December 31, 2014, the Company consolidated $713 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $443 million and $270 million were classified as trading investments and other investments, respectively. At December 31, 2013, the Company consolidated $826 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $385 million and $441 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)		Gross Unrealized		Carrying Value
December 31, 2014	Cost	Gains	Losses
Equity securities of sponsored investment funds	$205	$5	$(9)	$201

December 31, 2013
Equity securities of sponsored investment funds	$180	$4	$(4)	$180
Other securities	1	2	—	3
Total available-for-sale investments	$181	$6	$(4)	$183

Available-for-sale investments primarily included seed investments in BlackRock sponsored mutual funds.

A summary of sale activity in available-for-sale securities during 2014, 2013 and 2012 is shown below.

	Year ended December 31,
(in millions)	2014	2013	2012
Sales proceeds	$155	$139	$134
Net realized gain (loss):
Gross realized gains	$14	$20	$8
Gross realized losses	(3)	(1)	(1)
Net realized gain (loss)	$11	$19	$7

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $79 million and $83 million at December 31, 2014 and 2013, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At December 31, 2014, $66 million of these investments mature in one year or less and $13 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2014		December 31, 2013
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$48	$64	$49	$58
Equity securities/multi-asset mutual funds	210	239	174	184
Debt securities/fixed income mutual funds:
Corporate debt	109	110	128	128
Government debt	100	103	121	116
Asset/mortgage backed debt	20	20	—	—
Total trading investments	$487	$536	$472	$486

At December 31, 2014, trading investments included $220 million of equity securities and $223 million of debt securities held by consolidated sponsored investment funds, $64 million of certain deferred compensation plan mutual fund investments and $29 million of other equity and debt securities.

At December 31, 2013, trading investments included $172 million of equity securities and $213 million of debt securities held by consolidated sponsored investment funds, $58 million of certain deferred compensation plan mutual fund investments and $43 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	December 31, 2014		December 31, 2013
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds	$268	$270	$420	$441
Equity method	518	633	613	697
Deferred compensation plan equity method investments	21	21	37	39
Cost method investments:
Federal Reserve Bank stock	92	92	90	90
Other	4	4	17	29
Total cost method investments	96	96	107	119
Carried interest	—	85	—	103
Total other investments	$903	$1,105	$1,177	$1,399

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

Cost method investments include nonmarketable securities, including FRB stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2014 and 2013, there were no indicators of impairment on these investments.

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

(in millions)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$120	$114
Investments:
Trading investments	443	385
Other investments	270	441
Other assets	20	20
Other liabilities	(18)	(39)
Noncontrolling interests	(139)	(189)
BlackRock’s net interests in consolidated investment funds	$696	$732

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

In addition, at December 31, 2014 and 2013, several consolidated CLOs and one sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated investment products.

The Company may not be readily able to access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company may not be readily able to sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2014
Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$198	$3	$—	$—	$201
Held-to-maturity debt securities	—	—	—	79	79
Trading:
Deferred compensation plan mutual funds	64	—	—	—	64
Equity/Multi-asset mutual funds	239	—	—	—	239
Debt securities / fixed income mutual funds	11	222	—	—	233
Total trading	314	222	—	—	536
Other investments:
Consolidated sponsored investment funds private / public equity(2)	11	11	248	—	270
Equity method:
Hedge funds / Funds of hedge funds	—	213	64	5	282
Private equity investments	—	—	107	—	107
Real estate funds	—	21	88	8	117
Fixed income mutual funds	29	—	—	—	29
Other	98	—	—	—	98
Total equity method	127	234	259	13	633
Deferred compensation plan equity method investments	—	—	21	—	21
Cost method investments	—	—	—	96	96
Carried interest	—	—	—	85	85
Total investments	650	470	528	273	1,921
Separate account assets	113,566	46,866	—	855	161,287
Separate account collateral held under securities lending agreements:
Equity securities	30,387	—	—	—	30,387
Debt securities	—	3,267	—	—	3,267
Total separate account collateral held under securities lending agreements	30,387	3,267	—	—	33,654
Assets of consolidated VIEs:
Bank loans and other assets	—	2,958	302	32	3,292
Bonds	—	29	18	—	47
Private / public equity(3)	—	3	10	—	13
Total assets of consolidated VIEs	—	2,990	330	32	3,352
Total	$144,603	$53,593	$858	$1,160	$200,214
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$3,389	$—	$3,389
Separate account collateral liabilities under securities lending agreements	30,387	3,267	—	—	33,654
Other liabilities(4)	—	5	39	—	44
Total	$30,387	$3,272	$3,428	$—	$37,087

(1)	Amounts are comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include sponsored investment funds and other assets, which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Level 3 amounts include $168 million and $80 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Level 3 amounts include $10 million of underlying third-party private equity funds held by a consolidated private equity fund of fund.

(4)	Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA (see Note 13, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2013
Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$180	$—	$—	$—	$180
Other securities	—	3	—	—	3
Total available-for-sale	180	3	—	—	183
Held-to-maturity debt securities	—	—	—	83	83
Trading:
Deferred compensation plan mutual funds	58	—	—	—	58
Equity/Multi-asset mutual funds	184	—	—	—	184
Debt securities / fixed income mutual funds	31	213	—	—	244
Total trading	273	213	—	—	486
Other investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	—	135	24	—	159
Private / public equity(2)	5	13	223	41	282
Total consolidated sponsored investment funds	5	148	247	41	441
Equity method:
Hedge funds / Funds of hedge funds	—	177	99	63	339
Private equity investments	—	—	101	—	101
Real estate funds	—	20	98	7	125
Fixed income mutual funds	113	—	—	—	113
Equity/Multi-asset, alternative mutual funds	19	—	—	—	19
Total equity method	132	197	298	70	697
Deferred compensation plan equity method investments	—	10	29	—	39
Cost method investments	—	—	—	119	119
Carried interest	—	—	—	103	103
Total investments	590	571	574	416	2,151
Separate account assets	113,382	40,841	—	890	155,113
Separate account collateral held under securities lending agreements:
Equity securities	20,856	—	—	—	20,856
Debt securities	—	932	—	—	932
Total separate account collateral held under securities lending agreements	20,856	932	—	—	21,788
Other assets(3)	—	39	—	—	39
Assets of consolidated VIEs:
Bank loans and other assets	—	2,047	129	19	2,195
Bonds	—	71	35	—	106
Private / public equity(4)	—	10	14	—	24
Total assets of consolidated VIEs	—	2,128	178	19	2,325
Total	$134,828	$44,511	$752	$1,325	$181,416
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$2,369	$—	$2,369
Separate account collateral liabilities under securities lending agreements	20,856	932	—	—	21,788
Other liabilities(5)	18	4	42	—	64
Total	$20,874	$936	$2,411	$—	$24,221

(1)	Amounts are comprised of investments held at cost or amortized cost, carried interest and certain equity method investments, which include sponsored investment funds and other assets, which are not accounted for under a fair value measure. Certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(2)	Level 3 amounts include $195 million and $28 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.

(3)	Amount includes company-owned and split-dollar life insurance policies and unrealized gains on forward foreign currency exchange contracts.

(4)	Level 3 amounts include $14 million of underlying third-party private equity funds held by a sponsored private equity fund of fund.

(5)	Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information), securities sold short within consolidated sponsored investment funds and contingent liabilities related to the acquisitions of the Credit Suisse ETF franchise and MGPA (see Note 13, Commitments and Contingencies, for more information).

Level 3 Assets. Level 3 investments of $528 million and $574 million at December 31, 2014 and 2013, respectively, primarily related to equity method investments and private equity funds held by consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $80 million and $28 million at December 31, 2014 and 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2014

(in millions)	December 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3		Transfers out of Level 3	December 31, 2014	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments:
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	$24	$—	$—	$(23)	$(1)	$—		$—	$—	$—
Private equity	223	12	45	(72)	(1)	41	(2)	—	248	7
Equity method:
Hedge funds / Funds of hedge funds	99	5	19	(19)	(40)	—		—	64	5
Private equity investments	101	15	17	—	(26)	—		—	107	15
Real estate funds	98	13	8	(5)	(26)	—		—	88	12
Deferred compensation plan equity method investments	29	—	—	—	(8)	—		—	21	—
Total Level 3 investments	574	45	89	(119)	(102)	41		—	528	39
Assets of consolidated VIEs:
Bank loans	129	(9)	210	(96)	46	302		(280)	302
Bonds	35	—	—	(17)	—	—		—	18
Private equity	14	1	—	(5)	—	—		—	10
Total Level 3 assets of consolidated VIEs	178	(8)	210	(118)	46	302		(280)	330	n/a	(4)
Total Level 3 assets	$752	$37	$299	$(237)	$(56)	$343		$(280)	$858	$39
Liabilities:
Borrowings of consolidated VIEs	$2,369	$77	$—	$—	$1,097	$—		$—	$3,389	n/a	(4)
Other liabilities	42	(1)	—	—	(4)	—		—	39	n/a
Total Level 3 liabilities	$2,411	$76	$—	$—	$1,093	$—		$—	$3,428

n/a	— not applicable

(1)	Amount primarily includes distributions from equity method investees and loans and net proceeds from borrowings of consolidated VIEs.

(2)	Includes investments previously held at cost.

(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2013

(in millions)	December 31, 2012	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2013	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments:
Available-for-sale:
Equity securities of sponsored investment funds	$1	$—	$—	$—	$(1)	$—	$—	$—	$—
Consolidated sponsored investment funds:
Hedge funds / Funds of funds	73	8	12	(19)	(34)	—	(16)	24	4
Private equity	266	37	16	(82)	—	—	(14)	223	25
Equity method:
Hedge funds / Funds of hedge funds	161	16	7	(11)	(74)	—	—	99	9
Private equity investments	90	21	14	(10)	(14)	—	—	101	21
Real estate funds	88	20	7	—	(17)	—	—	98	20
Deferred compensation plan equity method investments	—	—	—	—	29	—	—	29	—
Total Level 3 investments	679	102	56	(122)	(111)	—	(30)	574	79
Separate account assets:	2	—	—	(2)	—	—	—	—	n/a	(3)
Assets of consolidated VIEs:
Bank loans	106	—	109	(60)	16	117	(159)	129
Bonds	46	1	4	(16)	—	—	—	35
Private equity	22	2	—	(7)	—	—	(3)	14
Funds of hedge funds	—	—	134	—	(134)	—	—	—
Total Level 3 assets of consolidated VIEs	174	3	247	(83)	(118)	117	(162)	178	n/a	(4)
Total Level 3 assets	$855	$105	$303	$(207)	$(229)	$117	$(192)	$752	$79
Liabilities:
Borrowings of consolidated VIEs	$2,402	$(14)	$—	$—	$(47)	$—	$—	$2,369	n/a	(4)
Other liabilities	—	—	—	—	42	—	—	42	—
Total Level 3 liabilities	$2,402	$(14)	$—	$—	$(5)	$—	$—	$2,411

n/a	— not applicable

(1)	Amounts include distributions from equity method investees, repayments of borrowings of consolidated VIEs, loans and borrowings related to the consolidation of one additional CLO, elimination of investment related to a deconsolidation of a consolidated VIE and a reclassification of an investment from a consolidated sponsored investment fund to an equity method investment due to a change in ownership percentage. Amounts also include the acquisition of deferred compensation plan equity method investments and contingent liabilities related to the acquisitions of Credit Suisse’s ETF franchise and MGPA.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

(3)	The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the consolidated statements of income.

(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the consolidated statements of income.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the consolidated statements of income. A portion of net income (loss) for consolidated sponsored investments and all of the net income (loss) for consolidated VIEs are allocated to noncontrolling interests to reflect net income (loss) not attributable to the Company.

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

Assets of Consolidated VIEs. In 2014, there were $280 million of transfers out of Level 3 to Level 2 related to bank loans. In addition, in 2014, there were $302 million of transfers into Level 3 from Level 2 related to bank loans. In 2013, there were $159 million of transfers out of Level 3 to Level 2 related to bank loans. In addition, in 2013, there were $117 million of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels for both 2014 and 2013 were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Issuances and Other Settlements. In 2014, other settlements included $1,582 million of borrowings due to consolidation of CLOs and $485 million of repayments of borrowings of consolidated CLOs. In 2013, other settlements included $363 million of borrowings due to a consolidation of one additional CLO and $410 million of repayments of borrowings of consolidated CLOs.

In 2014 and 2013, there were $92 million and $105 million, respectively, of distributions from equity method investees categorized in Level 3.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2014 and 2013, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,723	$5,723	$4,390	$4,390	Level 1	(1),(2)
Accounts receivable	2,120	2,120	2,247	2,247	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	278	278	161	161	Level 1	(1)

Financial Liabilities:
Accounts payable and accrued liabilities	1,035	1,035	1,084	1,084	Level 1	(3)
Long-term borrowings	4,938	5,309	4,939	5,284	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.

(2)	At December 31, 2014 and 2013, approximately $100 million and $64 million, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

(4)	Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of December 2014 and 2013, respectively. See Note 12, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2014

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency		Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$168	$22	n/r		n/r
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	277	39	Monthly Quarterly n/r	(29%) (48%) (23%)	1 – 90 days
Private equity funds	(c	)	107	61	n/r		n/r
Real estate funds	(d	)	109	1	Quarterly n/r	(19%) (81%)	60 days
Deferred compensation plan investments	(e	)	21	5	n/r		n/r
Consolidated VIEs:
Private equity fund	(f	)	10	1	n/r		n/r
Total			$692	$129

December 31, 2013

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency		Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$195	$23	n/r		n/r
Other funds of hedge funds	(g	)	155	—	Monthly Quarterly n/r	(13%), (78%), (9%)	30 –90 days
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	276	84	Monthly Quarterly n/r	(55%), (11%) (34%)	15 –90 days
Private equity funds	(c	)	101	62	n/r		n/r
Real estate funds	(d	)	118	12	Quarterly n/r	(17%) (83%)	60 days
Deferred compensation plan investments	(e	)	39	7	Monthly Quarterly n/r	(8%), (18%) (74%)	60 –90 days
Consolidated VIEs:
Private equity fund	(f	)	14	1	n/r		n/r
Total			$898	$189

n/r	– not redeemable

(1)	Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)	This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately seven years at both December 31, 2014 and 2013. The total remaining unfunded commitments to other third-party funds were $22 million and $23 million at December 31, 2014 and 2013, respectively. The Company had contractual obligations to the consolidated funds of $31 million and $30 million at December 31, 2014 and 2013, respectively.

(b)	This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately two and three years at December 31, 2014 and 2013, respectively.

(c)	This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years and five years at December 31, 2014 and 2013, respectively.

(d)	This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both December 31, 2014 December 31, 2013.

(e)	This category includes investments in several real estate funds and certain hedge funds that invest in energy and health science related equity securities. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments in hedge funds will be redeemed upon settlement of certain deferred compensation liabilities. The real estate investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.

(f)	This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately one year at December 31, 2014 and two years at December 31, 2013. Total remaining unfunded commitments to other third-party funds were not material at both December 31, 2014 and 2013, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

(g)	At December 31, 2013, this category included consolidated funds of hedge funds that invested in multiple strategies to diversify risks. The fair values of the investments had been estimated using the NAV of the fund’s ownership interest in partners’ capital of each fund in the portfolio. Certain of the underlying funds could be redeemed as long as there were no restrictions in place. The underlying funds that were currently restricted from redemptions within one year would become redeemable in approximately 12 to 24 months. This category also included a consolidated offshore feeder fund that invested in a master fund with multiple alternative investment strategies. The fair value of this investment had been estimated using the NAV of the master offshore fund held by the feeder fund. The investment was currently subject to restrictions in place by the underlying master fund.

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

The following table summarizes information related to those assets and liabilities selected for fair value accounting at December 31, 2014 and 2013:

(in millions)	December 31, 2014	December 31, 2013
CLO Bank Loans:
Aggregate principal amounts outstanding	$3,338	$2,181
Fair value	3,260	2,176
Aggregate unpaid principal balance in excess of (less than) fair value	$78	$5
Unpaid principal balance of loans more than 90 days past due	$6	$14
Aggregate fair value of loans more than 90 days past due	2	9
Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$5
CLO Borrowings:
Aggregate principal amounts outstanding	$3,508	$2,455
Fair value	$3,389	$2,369

At December 31, 2014, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2027.

During 2014, 2013 and 2012, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $69 million, $153 million and $154 million gain, respectively, which were offset by a $65 million, $117 million and $166 million loss, respectively, from the change in fair value of the CLO borrowings.

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

Consolidated VIEs. Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de-facto related-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At December 31, 2014 and 2013, the following balances related to VIEs were recorded on the consolidated statements of financial condition:

(in millions)	December 31, 2014	December 31, 2013
Assets of consolidated VIEs:
Cash and cash equivalents	$278	$161
Bank loans	3,260	2,176
Bonds	47	106
Other investments and other assets	45	43
Total bank loans, bonds, other investments and other assets	3,352	2,325
Liabilities of consolidated VIEs:
Borrowings	(3,389)	(2,369)
Other liabilities	(245)	(74)
Appropriated retained earnings	19	(22)
Noncontrolling interests of consolidated VIEs	(15)	(21)
Total BlackRock net interests in consolidated VIEs	$—	$—

The Company recorded $41 million, $0 and $38 million of nonoperating expense and an equal and offsetting loss attributable to nonredeemable noncontrolling interests related to consolidated VIEs during 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the weighted-average maturity of the bank loans and bonds was approximately 4.9 years and 4.7 years, respectively.

Non-Consolidated VIEs. At December 31, 2014 and 2013, the Company’s carrying value of assets and liabilities pertaining to its variable interests in VIEs and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Consolidated Statement of Financial Condition
At December 31, 2014	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$—	$2	$(5)	$19
Other sponsored investment funds:
Collective trusts	—	191	—	191
Other	57	177	(3)	234
Total	$57	$370	$(8)	$444
At December 31, 2013
CDOs/CLOs	$—	$1	$(4)	$18
Other sponsored investment funds:
Collective trusts	—	184	—	184
Other	37	137	(6)	174
Total	$37	$322	$(10)	$376

(1)	At December 31, 2014 and 2013, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of the above CDOs/CLOs that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	December 31, 2014	December 31, 2013
Assets at fair value	$1	$1
Liabilities(1)	2	2
Net assets	$(1)	$(1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

The net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.7 trillion to $1.8 trillion at December 31, 2014 and $1.6 trillion to $1.7 trillion at December 31, 2013. Net assets included approximately $1.4 trillion of collective trusts at both December 31, 2014 and December 31, 2013. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments, partially offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2014, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $238 million and $84 million, respectively. At December 31, 2013, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $117 million and $71 million, respectively.

The Company has entered into a derivative, providing credit protection to a counterparty of approximately $17 million,

representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected future cash flows under the arrangement.

The fair values of the outstanding derivatives mentioned above were not material to the consolidated statements of financial condition at December 31, 2014 and 2013.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2014, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $201 million. The fair value of the forward foreign currency exchange contracts at December 31, 2014 was not material to the consolidated statement of financial condition. At December 31, 2013, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $792 million and a fair value of approximately $26 million.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) and were $(26) million, $(15) million and $(23) million for 2014, 2013 and 2012, respectively.

Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were $(26) million for 2013. Gains (losses) were not material to the consolidated statements of income for 2014 and 2012.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were $(21) million for 2014. Gains (losses) were not material for 2013 and 2012.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at December 31, 2014 and 2013 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2014, 2013 and 2012.

8. Property and Equipment

Property and equipment consists of the following:

(in millions)	Estimated useful life-in years	December 31,
		2014	2013
Property and equipment:
Building	39	$17	$17
Building improvements	15	14	14
Leasehold improvements	1-15	478	501
Equipment and computer software	3	387	451
Other transportation equipment	10	56	56
Furniture and fixtures	7	93	93
Other	N/A	9	4
Total		1,054	1,136
Less: accumulated depreciation and amortization		587	611
Property and equipment, net		$467	$525

N/A	– Not Applicable

Qualifying software costs of approximately $45 million, $35 million and $36 million have been capitalized within equipment and computer software during 2014, 2013 and 2012, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $117 million, $128 million and $129 million for 2014, 2013 and 2012, respectively.

9. Goodwill

Goodwill activity during 2014 and 2013 was as follows:

(in millions)	2014	2013
Beginning of year balance	$12,980	$12,910
Acquisitions(1)	—	73
Goodwill adjustments related to Quellos and other(2)	(19)	(3)
End of year balance	$12,961	$12,980

(1)	The 2013 amount primarily represents $29 million of goodwill from the Company’s acquisition of MGPA, an independently managed private equity real estate investment advisory company primarily in Asia and Europe, on October 4, 2013 for approximately $66 million (the “MGPA Transaction”) and $44 million of goodwill from the Company’s acquisition of Credit Suisse’s ETF franchise on July 1, 2013 for approximately $273 million (the “Credit Suisse ETF Transaction”).

(2)	The decrease in goodwill during both 2014 and 2013 primarily resulted from a decline of approximately $20 million related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $263 million and $293 million at December 31, 2014 and 2013, respectively.

BlackRock assessed its goodwill for impairment on July 31, 2014, 2013 and 2012 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2014, the Company’s common stock closed at $357.56, which exceeded its book value, after excluding appropriated retained earnings, of approximately $164.06 per share.

10. Intangible Assets

Intangible assets at December 31, 2014 and 2013 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2014
Indefinite-lived intangible assets:
Management contracts	N/A	$15,579	$—	$15,579
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		16,988	—	16,988
Finite-lived intangible assets:
Management contracts	3.8	1,390	1,036	354
Intellectual property	3.6	6	4	2
Total finite-lived intangible assets	3.8	1,396	1,040	356
Total intangible assets		$18,384	$1,040	$17,344
At December 31, 2013
Indefinite-lived intangible assets:
Management contracts	N/A	$15,582	$—	$15,582
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		16,991	—	16,991
Finite-lived intangible assets:
Management contracts	4.3	1,561	1,054	507
Intellectual property	4.6	6	3	3
Total finite-lived intangible assets	4.3	1,567	1,057	510
Total intangible assets		$18,558	$1,057	$17,501

N/A	— Not Applicable

The impairment tests performed for intangible assets as of July 31, 2014, 2013 and 2012 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2015	$126
2016	91
2017	74
2018	24
2019	22

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

Subsequent to the PennyMac IPO, the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expense on the consolidated statements of income for 2013. In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $48 million for 2013.

The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $167 million and $269 million, respectively, at December 31, 2014 and approximately $127 million and $273 million, respectively, at December 31, 2013. The fair value of the Company’s interest reflected the PennyMac stock price at December 31, 2014 and 2013, respectively (a Level 1 input).

12. Borrowings

Short-Term Borrowings

2014 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility, which was amended in 2013 and 2012. In March 2014, the Company’s credit facility was further amended to extend the maturity date to March 2019. The amount of the aggregate commitment is $3.990 billion (the “2014 credit facility”). The 2014 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2014 credit facility to an aggregate principal amount not to exceed $4.990 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2014 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2014. The 2014 credit facility provides back-up liquidity, funds ongoing working capital for general corporate purposes and funds various investment opportunities. At December 31, 2014, the Company had no amount outstanding under the 2014 credit facility.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. BlackRock increased the maximum aggregate amount that could be borrowed under the CP Program to $3.5 billion in 2011 and to $3.785 billion in 2012. In April 2013, BlackRock increased the maximum aggregate amount for which the Company could issue unsecured CP Notes on a private-placement basis up to a maximum aggregate amount outstanding at any time of $3.990 billion. The CP Program is currently supported by the 2014 credit facility. At December 31, 2014, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at December 31, 2014 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value
1.375% Notes due 2015	$750	$—	$750	$753
6.25% Notes due 2017	700	(1)	699	785
5.00% Notes due 2019	1,000	(2)	998	1,134
4.25% Notes due 2021	750	(3)	747	825
3.375% Notes due 2022	750	(3)	747	783
3.50% Notes due 2024	1,000	(3)	997	1,029
Total Long-term Borrowings	$4,950	$(12)	$4,938	$5,309

Long-term borrowings at December 31, 2013 had a carrying value of $4.939 billion and a fair value of $5.284 billion determined using market prices at the end of December 2013.

2024 Notes. In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes were used to refinance certain indebtedness which matured in the fourth quarter of 2014. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2024 Notes were issued at a discount of $3 million that is being amortized over the term of the notes. The Company incurred approximately $6 million of debt issuance costs, which are being amortized over the term of the 2024 Notes. At December 31, 2014, $6 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

2015 and 2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes maturing in June 2015 (the “2015 Notes”) and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2015 Notes and the 2022 Notes of approximately $10 million and $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year, which commenced December 1, 2012. The 2015 Notes and 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2015 and 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The 2015 Notes and 2022 Notes were issued at a discount of $5 million that is being amortized over the term of the notes. The Company incurred approximately $7 million of debt issuance costs, which are being amortized over the respective terms of the 2015 Notes and 2022 Notes. At December 31, 2014, $4 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 4.25% notes maturing in May 2021 and $750 million of floating rate notes (“2013 Floating Rate Notes”), which were repaid in May 2013 at maturity. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Interest

on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2021 Notes were issued at a discount of $4 million. At December 31, 2014, $3 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition and are being amortized over the remaining term of the 2021 Notes.

In May 2011, in conjunction with the issuance of the 2013 Floating Rate Notes, the Company entered into a $750 million notional interest rate swap maturing in 2013 to hedge the future cash flows of its obligation at a fixed rate of 1.03%. During the second quarter of 2013, the interest rate swap matured and the 2013 Floating Rate Notes were fully repaid.

2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, which were repaid in December 2012, $1.0 billion of 3.50% notes, which were repaid in December 2014 at maturity, and $1.0 billion of 5.0% notes maturing in December 2019 (the “2019 Notes”). Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the acquisition of Barclays Global Investors (“BGI”) from Barclays on December 1, 2009 (the “BGI Transaction”), and for general corporate purposes. Interest on the 2019 Notes of approximately $50 million per year is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. These notes were issued collectively at a discount of $5 million. At December 31, 2014, $3 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition and are being amortized over the remaining term of the 2019 Notes.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured and unsubordinated notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund-of-funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The 2017 Notes were issued at a discount of $6 million, which is being amortized over their ten-year term. The Company incurred approximately $4 million of debt issuance costs, which are being amortized over ten years. At December 31, 2014, $1 million of unamortized debt issuance costs was included in other assets on the consolidated statement of financial condition.

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office spaces under

agreements that expire through 2035. Future minimum commitments under these operating leases are as follows:

(in millions)
Year	Amount
2015	$126
2016	111
2017	112
2018	111
2019	105
Thereafter	613
Total	$1,178

Rent expense and certain office equipment expense under agreements amounted to $132 million, $137 million and $133 million in 2014, 2013 and 2012, respectively.

Investment Commitments. At December 31, 2014, the Company had $161 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $161 million, the Company had approximately $35 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments. The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million under a derivative between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions. In connection with the Credit Suisse ETF Transaction, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments related to the MGPA Transaction during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. The fair value of the remaining contingent payments at December 31, 2014 is not significant to the consolidated statement of financial condition and is included in other liabilities.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of regulatory matters or lawsuits, will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote. Consequently, no liability has been recorded on the consolidated statements of financial condition.

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2014, the Company indemnified certain of its clients for their securities lending loan balances of approximately $145.7 billion. The Company held as agent, cash and securities totaling $155.8 billion as collateral for indemnified securities on loan at December 31, 2014. The fair value of these indemnifications was not material at December 31, 2014.

14. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

	Year ended December 31,
(in millions)	2014	2013	2012
Stock-based compensation:
Restricted stock and RSUs	$421	$415	$429
Long-term incentive plans to be funded by PNC	32	33	22
Total stock-based compensation	$453	$448	$451

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 34,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 9,134,678 shares remain available for future awards at December 31, 2014. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

Restricted Stock and RSUs. Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Substantially all restricted stock and RSUs vest over periods ranging from one to three years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Prior to 2009, the Company awarded restricted stock and RSUs with nonforfeitable dividend equivalent rights. Restricted stock and RSUs awarded beginning in 2009 are not considered participating securities for purposes of calculating EPS as the dividend equivalents are subject to forfeiture prior to vesting of the award.

Restricted stock and RSU activity for 2014 is summarized below.

Outstanding at	Restricted Stock and Units	Weighted Average Grant Date Fair Value
December 31, 2013	4,612,813	$207.94
Granted	1,476,276	$319.48
Converted	(2,593,251)	$205.87
Forfeited	(93,929)	$241.02
December 31, 2014(1)	3 ,401,909	$257.01

(1)	At December 31, 2014, approximately 3.2 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during 2014, 2013 and 2012 was $472 million, $390 million and $348 million, respectively. The total fair market value of RSUs converted to common stock during 2014, 2013 and 2012 was $534 million, $528 million and $297 million, respectively.

At December 31, 2014, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $357.56 at December 31, 2014.

RSUs granted under the Award Plan primarily related to the following:

	Year ended December 31,
	2014	2013	2012
Awards granted as part of annual incentive compensation that vest ratably over three years from the date of grant	1,022,295	1,172,381	1,365,691
Awards granted that cliff vest 100% on:
January 31, 2015	—	—	418,038
January 31, 2016	—	370,812	—
January 31, 2017	287,963	—	—
	1,310,258	1,543,193	1,783,729

In addition the Company also granted RSUs of 166,018, 117,339 and 111,389 during 2014, 2013 and 2012, respectively.

At December 31, 2014, there was $292 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.9 years.

In January 2015, the Company granted under the Award Plan

•	952,329 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;

•	303,999 RSUs to employees that cliff vest 100% on January 31, 2018; and

•	262,847 RSUs to employees that cliff vest 100% on January 31, 2018. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible delivery dates for each tranche are the fourth, fifth or sixth anniversaries of the grant date. Certain awards are forfeited if the employee leaves BlackRock before the vesting date. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. In 2013 and 2012, the Company granted 556,581 and 616,117 market performance-based RSUs, respectively, which will be funded primarily by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

Market performance-based RSU activity for 2014 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted Average Grant Date Fair Value
December 31, 2013	1,132,113	$120.80
Granted	315,961	$195.30
Forfeited	(22,755)	$121.13
December 31, 2014(1)	1,425,319	$137.31

(1)	At December 31, 2014, approximately 1.4 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

At December 31, 2014, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $99 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

The grant-date fair value of the awards was $62 million in 2014 and $71 million in both 2013 and 2012. The fair value was calculated using a Monte Carlo simulation with the following assumptions:

Grant Year	Risk-Free Interest Rate	Performance Period	Expected Stock Volatility	Expected Dividend Yield
2012	1.21%	6	33.63%	2.99%
2013	1.05%	6	25.85%	2.89%
2014	2.05%	6	27.40%	2.42%

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

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of December 31, 2014, 2.7 million shares had been surrendered by PNC. At December 31, 2014, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

Stock Options. Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted have a ten-year life, vested ratably over periods ranging from two to five years and became exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant, which vested on September 29, 2011. Stock option activity for 2014 is summarized below.

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2013	931,758	$167.76
Exercised(1)	(25,039)	$167.76
December 31, 2014(1)	906,719	$167.76

(1)	The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $4 million, $19 million and $157 million, respectively. At December 31, 2014, all options were vested.

Stock options outstanding and exercisable at December 31, 2014 were as follows:

	Options Outstanding and Exercisable
Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value of Exercisable Shares(1) (in millions)
$ 167.76	906,719	2.09	$ 167.76	$ 172

(1)	The aggregate intrinsic value of exercisable shares reflects a closing stock price of $357.56 at December 31, 2014.

As of December 31, 2014, the Company had no remaining unrecognized stock-based compensation expense related to stock options.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. The Company does not record compensation expense related to employees purchasing shares under the ESPP.

15. Employee Benefit Plans

Deferred Compensation Plans

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows participants to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally, elect a lump sum distribution or in up to 10 annual installments. The Company may fund the obligation through the rabbi trust on behalf of the plan’s participants.

The rabbi trust established for the VDCP, with assets totaling $64 million and $65 million at December 31, 2014 and 2013, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading and other investments. The corresponding liability balance of $78 million and $64 million at December 31, 2014 and 2013, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $126 million and $100 million at December 31, 2014 and 2013, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2015, the Company granted approximately $125 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s U.S. employees participate in a defined contribution plan (“U.S. Plan”). Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code (“IRC”) limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. In 2014, 2013 and 2012, the Company’s expense related to the U.S. Plan was $67 million, $63 million and $59 million, respectively.

BlackRock Investment Management (UK) Limited (“BIM”), a wholly owned subsidiary of the Company, contributes to a defined contribution plan for all employees of BIM (“U.K. Plan”). BIM contributes between 6% and 15% of each employee’s eligible compensation. In 2014, 2013 and 2012, the Company’s expense related to this plan was $33 million, $29 million and $27 million, respectively.

Defined Benefit Plans. The Company has several defined benefit pension plans primarily in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At December 31, 2014 and 2013, the plan assets for both these plans were approximately $21 million and $22 million, respectively. The underfunded obligations at December 31, 2014 and 2013 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

The plan assets for the defined benefit plan in Japan (the “Japan Plan”) are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on consideration of plan liabilities and the funded status of the plan. Investment performance and asset allocation are measured and monitored on an ongoing basis. The current target allocations for the plan assets are 22% for U.S. and international equity securities, 76% for U.S. and international fixed income securities and 2% for other. The table below provides the fair value of the plan assets of the Japan Plan at December 31, 2014 and 2013 by asset category and identifies the level of inputs used to determine the fair value of assets in each category.

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
At December 31, 2014
Equity securities	$5	$—	$5
Fixed income securities	—	13	13
Fair value of plan assets	$5	$13	$18
At December 31, 2013
Equity securities	$6	—	$6
Fixed income securities	—	13	13
Fair value of plan assets	$6	$13	$19

16. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2014, PNC owned approximately 21.0% of the Company’s voting common stock and held approximately 22.0% of the total capital stock.

Registered Investment Companies and Equity Method Investments. The Company considers the registered investment companies that it manages, which include mutual funds and exchange-traded funds, to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties, due to the Company’s influence over the financial and operating policies of the investee.

Barclays. The Company considered Barclays, along with its affiliates, to be related parties, based on its level of capital stock ownership prior to the secondary offering in May 2012 by Barclays of shares of the Company’s stock. Since May 2012, Barclays has not owned any of the Company’s capital stock and is no longer considered a related party.

Revenue from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

	Year ended December 31,
(in millions)	2014	2013	2012
Investment advisory, administration fees and securities lending revenue:
PNC and affiliates	$5	$5	$4
Barclays and affiliates	—	—	5
Registered investment companies/equity method investees	6,733	5,986	5,283
Total investment advisory, administration fees, and securities lending revenue	6,738	5,991	5,292
Investment advisory performance fees	173	185	120
BlackRock Solutions and advisory:
PNC and affiliates	7	7	7
Equity method investees	6	11	13
Other	—	5	3
Total BlackRock Solutions and advisory	13	23	23
Other revenue:
PNC and affiliates	3	3	3
Barclays and affiliates	—	—	11
Equity method investees	67	58	52
Total other revenue	70	61	66
Total revenue from related parties	$6,994	$6,260	$5,501

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

Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

	Year ended December 31,
(in millions)	2014	2013	2012
Expenses with related parties:
Distribution and servicing costs
PNC and affiliates	$2	$2	$3
Barclays and affiliates	—	—	1
Total distribution and servicing costs	2	2	4
Direct fund expenses
Barclays and affiliates	—	—	4
Total direct fund expenses	—	—	4
General and administration expenses
Barclays and affiliates	—	—	5
Other registered investment companies	55	50	49
Other(1)	5	—	33
Total general and administration expenses	60	50	87
Total expenses with related parties	$62	$52	$95

(1)	Amount in 2012 included a one-time pre-tax charge of $30 million related to a contribution to certain of the Company’s bank managed short-term investment funds.

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

Barclays. In connection with the completion of its acquisition of BGI, BlackRock entered into a Stockholder Agreement, dated as of December 1, 2009 (the “Barclays Stockholder Agreement”), with Barclays and Barclays BR Holdings S.à.r.l. (“BR Holdings”, and together with Barclays, the “Barclays Parties”). Pursuant to the terms of the Barclays Stockholder Agreement, the Barclays Parties agreed, among other things, to certain transfer and voting restrictions with respect to shares of BlackRock common stock and preferred stock owned by them and their affiliates, to limits on the ability of the Barclays Parties and their affiliates to acquire additional shares of BlackRock common stock and preferred stock and to certain other restrictions. The Barclays Stockholder Agreement was terminated on May 29, 2012 in connection with its sale and capital exchange (see Note 19).

In addition, Barclays and certain of its affiliates have been engaged by the Company to provide the use of certain indices for certain BlackRock investment funds and for a fee to provide indemnification to clients related to potential losses in connection with lending of client securities. For the five months ended May 31, 2012 fees incurred for these agreements were $9 million and were recorded within direct fund expenses and general and administration expenses.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $89 million and $74 million at December 31, 2014 and 2013, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2014 and 2013 included $747 million and $745 million, respectively, related to receivables from BlackRock mutual funds, including iShares, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $12 million and $13 million at December 31, 2014 and 2013, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2014 and 2013, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)	$775	142.0%	$44	8.0%	$56	10.0%
Tier 1 capital (to risk weighted assets)	$775	142.0%	$22	4.0%	$33	6.0%
Tier 1 capital (to average assets)	$775	72.1%	$43	4.0%	$54	5.0%
December 31, 2013
Total capital (to risk weighted assets)	$660	112.7%	$47	8.0%	$59	10.0%
Tier 1 capital (to risk weighted assets)	$660	112.7%	$23	4.0%	$35	6.0%
Tier 1 capital (to average assets)	$660	63.4%	$42	4.0%	$52	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At both December 31, 2014 and 2013, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for 2014 and 2013:

(in millions)	Unrealized Gains (Losses) on Available-for-sale Investments	Benefit Plans	Foreign Currency Translation Adjustments	Total(1)
December 31, 2012	$16	$(4)	$(71)	$(59)
Other comprehensive income (loss) before reclassifications(2)	4	10	23	37
Amount reclassified from AOCI(2),(3)	(13)	—	—	(13)
Net other comprehensive income (loss) for 2013	(9)	10	23	24
December 31, 2013	$7	$6	$(48)	$(35)
Other comprehensive income (loss) before reclassifications(2)	3	(2)	(231)	(230)
Amount reclassified from AOCI(2),(3)	(8)	—	—	(8)
Net other comprehensive income (loss) for 2014	(5)	(2)	(231)	(238)
December 31, 2014	$2	$4	$(279)	$(273)

(1)	All amounts are net of tax.

(2)	The tax benefit (expense) was not material for 2014 and 2013.

(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the consolidated statements of income.

19. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2014	December 31, 2013
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	20,000,000	20,000,000
Series B Preferred	150,000,000	150,000,000
Series C Preferred	6,000,000	6,000,000
Series D Preferred	20,000,000	20,000,000

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

Cash Dividends for Common and Preferred Shares / RSUs. During 2014, 2013 and 2012, the Company paid cash dividends of $7.72 per share (or $1,338 million), $6.72 per share (or $1,168 million) and $6.00 per share (or $1,060 million), respectively.

Share Repurchases. The Company repurchased 3.2 million common shares in open market-transactions under its share repurchase program for $1.0 billion during 2014. At December 31, 2014, there were 3.4 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued					Shares Outstanding
	Common Shares	Escrow Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2011	139,880,380	(3,603)	(1,413,642)	38,328,737	1,517,237	138,463,135	38,328,737	1,517,237
Exchange of Series B Preferred for common shares	31,159,513	—	—	(31,159,513)	—	31,159,513	(31,159,513)	—
Shares repurchased	(31,516)	—	(2,726,600)	(6,346,036)	—	(2,758,116)	(6,346,036)	—
Net issuance of common shares related to employee stock transactions	247,411	—	1,763,361	—	—	2,010,772	—	—
Release of common shares from escrow	(3,603)	3,603	—	—	—	—	—	—
December 31, 2012	171,252,185	—	(2,376,881)	823,188	1,517,237	168,875,304	823,188	1,517,237
Shares repurchased	—	—	(3,689,845)	—	—	(3,689,845)	—	—
Net issuance of common shares related to employee stock transactions	—	—	1,404,229	—	—	1,404,229	—	—
PNC LTIP capital contribution	—	—	—	—	(205,350)	—	—	(205,350)
December 31, 2013	171,252,185	—	(4,662,497)	823,188	1,311,887	166,589,688	823,188	1,311,887
Shares repurchased	—	—	(3,175,088)	—	—	(3,175,088)	—	—
Net issuance of common shares related to employee stock transactions	—	—	1,372,188	—	—	1,372,188	—	—
December 31, 2014	171,252,185	—	(6,465,397)	823,188	1,311,887	164,786,788	823,188	1,311,887

20. Income Taxes

The components of income tax expense for 2014, 2013 and 2012, are as follows:

(in millions)	2014	2013	2012
Current income tax expense:
Federal	$923	$869	$856
State and local	54	39	49
Foreign	258	307	186
Total net current income tax expense	1,235	1,215	1,091
Deferred income tax expense (benefit):
Federal	(73)	(68)	4
State and local	(9)	13	13
Foreign	(22)	(138)	(78)
Total net deferred income tax expense (benefit)	(104)	(193)	(61)
Total income tax expense	$1,131	$1,022	$1,030

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to noncontrolling interests:

(in millions)	2014	2013	2012
Domestic	$2,946	$2,814	$2,690
Foreign	1,479	1,140	798
Total	$4,425	$3,954	$3,488

The foreign income before taxes includes countries that have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Luxembourg, Canada and the Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

(in millions)	2014	%	2013	%	2012	%
Statutory income tax expense	$1,549	35%	$1,383	35%	$1,221	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	51	1	39	1	49	2
Impact of foreign, state, and local tax rate changes on deferred taxes	(4)	—	(69)	(2)	(50)	(2)
Effect of foreign tax rates	(434)	(10)	(329)	(8)	(221)	(5)
Other	(31)	—	(2)	—	31	—
Income tax expense	$1,131	26%	$1,022	26%	$1,030	30%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below

	December 31,
(in millions)	2014	2013
Deferred income tax assets:
Compensation and benefits	$323	$345
Unrealized investment losses	157	99
Loss carryforwards	47	42
Foreign tax credit carryforwards	40	28
Other	253	290
Gross deferred tax assets	820	804
Less: deferred tax valuation allowances	(29)	(48)
Deferred tax assets net of valuation allowances	791	756
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,616	5,594
Acquired finite-lived intangibles	65	110
Other	89	133
Gross deferred tax liabilities	5,770	5,837
Net deferred tax (liabilities)	$(4,979)	$(5,081)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2014, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $10 million and $4,989 million, respectively. At December 31, 2013, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $4 million and $5,085 million, respectively.

During 2014, state and local tax changes resulted in a $4 million net noncash benefit related to the revaluation of certain deferred income tax liabilities. During 2013, tax legislation enacted in the United Kingdom and domestic state tax law changes resulted in a $69 million net noncash benefit related to the revaluation of certain deferred income tax liabilities.

The Company had a deferred income tax asset related to unrealized investment losses of approximately $157 million and $99 million at December 31, 2014 and 2013, respectively, reflecting the Company’s conclusion that based on the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. U.S. Federal realized capital losses may be carried back three years and carried forward five years and offset against realized capital gains for federal income tax purposes. The Company expects to hold certain fixed income securities over a period sufficient for them to recover their unrealized losses, and to generate future capital gains sufficient to offset the unrealized capital losses.

At December 31, 2014 and 2013, the Company had available state net operating loss carryforwards of $1.2 billion and $935 million, respectively, which will begin to expire in 2017. At December 31, 2014 and December 31, 2013, the Company had foreign net operating loss carryforwards of $137 million and $109 million, respectively, of which $8 million will begin to expire in 2017 and the balance will carry forward indefinitely. At December 31, 2014, the Company had foreign tax credit carryforwards for income tax purposes of $40 million which will begin to expire in 2023.

At December 31, 2014 and 2013, the Company had $29 million and $48 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year-over-year decrease in the valuation allowance primarily related to the realization of tax loss carryforwards and certain foreign deferred income tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2014, the Company had current income taxes receivable and payable of $117 million and $125 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2013, the Company had current income taxes receivable and payable of $89 million and $168 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $3,871 million and $3,074 million at December 31, 2014 and 2013, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

	Year ended December 31,
(in millions)	2014	2013	2012
Balance at January 1	$467	$404	$349
Additions for tax positions of prior years	21	11	4
Reductions for tax positions of prior years	(24)	(5)	(1)
Additions based on tax positions related to current year	85	67	69
Lapse of statute of limitations	(2)	—	—
Settlements	(168)	(12)	(29)
Positions assumed in acquisitions	—	2	12
Balance at December 31	$379	$467	$404

Included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012, respectively, are $283 million, $304 million and $250 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $(25) million during 2014 and in total, as of December 31, 2014, had recognized a liability for interest and penalties of $44 million. The Company accrued interest and penalties of $(1) million during 2013 and in total, as of December 31, 2013, had recognized a liability for interest and penalties of $68 million. The Company accrued interest and penalties of $3 million during 2012 and in total, as of December 31, 2012, had recognized a liability for interest and penalties of $69 million.

BlackRock is subject to U.S. federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2009 remain open to U.S. federal income tax examination. The Internal Revenue Service (“IRS”) completed its examination of BlackRock’s 2008 and 2009 tax years in 2014. In addition, in 2014 the IRS completed its examination of the BGI group for tax years 2007 through December 1, 2009.

In June 2014, the IRS commenced its examination of BlackRock’s 2010 through 2012 tax years, and while the impact on the consolidated financial statements is undetermined, it is not expected to be material.

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

Her Majesty’s Revenue and Customs’ (“HMRC”) United Kingdom income tax audit for various U.K. BlackRock subsidiaries is in progress for tax years 2009 through 2011. While the impact on the consolidated financial statements is undetermined, it is not expected to be material.

At December 31, 2014, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $2 million to $20 million within the next twelve months.

21. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2014 and 2013 under the treasury stock method:

(in millions, except shares and per share data)	2014	2013
Net income attributable to BlackRock	$3,294	$2,932
Basic weighted-average shares outstanding	168,225,154	170,185,870
Dilutive effect of nonparticipating RSUs and stock options	2,887,107	3,643,032
Total diluted weighted-average shares outstanding	171,112,261	173,828,902
Basic earnings per share	$19.58	$17.23
Diluted earnings per share	$19.25	$16.87

The following table sets forth the computation of basic and diluted EPS for 2012 under the two-class method:

(in millions, except shares and per share data)	2012
Net income attributable to BlackRock	$2,458
Less:
Dividends distributed to common shares	1,059
Dividends distributed to participating RSUs	1
Undistributed net income attributable to BlackRock	1,398
Percentage of undistributed net income allocated to common shares(1)	99.9%
Undistributed net income allocated to common shares	1,396
Plus:
Common share dividends	1,059
Net income attributable to common shares	$2,455
Basic weighted-average shares outstanding	174,961,018
Dilutive effect of nonparticipating RSUs and stock options	3,056,661
Total diluted weighted-average shares outstanding	178,017,679
Basic earnings per share	$14.03
Diluted earnings per share	$13.79

(1)	Allocation to common stockholders was based on the total of common shares and participating securities (which represent unvested RSUs that contain nonforfeitable rights to dividends). For 2012, average outstanding participating securities were 0.2 million.

There were no anti-dilutive RSUs for 2013. Amounts of anti-dilutive RSUs for 2014 and 2012 were immaterial. In addition, there were no anti-dilutive stock options for 2014, 2013 and 2012.

22. Segment Information

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for 2014, 2013 and 2012.

(in millions)	2014	2013	2012
Equity	$5,337	$4,816	$4,334
Fixed income	2,171	1,996	1,900
Multi-asset	1,236	1,063	972
Alternatives	1,103	1,104	968
Cash management	292	321	361
Total investment advisory, administration fees, securities lending revenue and performance fees	10,139	9,300	8,535
BlackRock Solutions and advisory	635	577	518
Distribution fees	70	73	71
Other revenue	237	230	213
Total revenue	$11,081	$10,180	$9,337

The following table illustrates total revenue for 2014, 2013 and 2012 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)
Revenue	2014	2013	2012
Americas	$7,286	$6,829	$6,429
Europe	3,246	2,832	2,460
Asia-Pacific	549	519	448
Total revenue	$11,081	$10,180	$9,337

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2014, 2013 and 2012 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2014	2013	2012
Americas	$13,151	$13,204	$13,238
Europe	194	214	166
Asia-Pacific	83	87	63
Total long-lived assets	$13,428	$13,505	$13,467

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific is comprised of Japan, Australia, Singapore, Hong Kong, Taiwan, Korea, India, Malaysia and China.

23. Selected Quarterly Financial Data (unaudited)

(in millions, except shares and per share data)
2014	1st Quarter	2nd Quarter(1),(4)	3rd Quarter(2),(5)	4th Quarter(3)
Revenue	$2,670	$2,778	$2,849	$2,784
Operating income	$1,051	$1,122	$1,157	$1,144
Net income	$744	$841	$873	$806
Net income attributable to BlackRock	$756	$808	$917	$813
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.47	$4.79	$5.46	$4.86
Diluted	$4.40	$4.72	$5.37	$4.77
Weighted-average common shares outstanding:
Basic	169,081,421	168,712,221	167,933,040	167,197,844
Diluted	171,933,803	171,150,153	170,778,766	170,367,445
Dividend declared per share	$1.93	$1.93	$1.93	$1.93
Common stock price per share:
High	$323.89	$319.85	$336.47	$364.40
Low	$286.39	$293.71	$301.10	$303.91
Close	$314.48	$319.60	$328.32	$357.56

2013
Revenue	$2,449	$2,482	$2,472	$2,777
Operating income	$909	$849	$966	$1,133
Net income	$666	$706	$729	$850
Net income attributable to BlackRock	$632	$729	$730	$841
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.69	$4.27	$4.30	$4.98
Diluted	$3.62	$4.19	$4.21	$4.86
Weighted-average common shares outstanding:
Basic	171,301,800	170,648,731	169,811,633	169,010,606
Diluted	174,561,132	173,873,583	173,371,508	172,999,529
Dividend declared per share	$1.68	$1.68	$1.68	$1.68
Common stock price per share:
High	$258.70	$291.69	$286.62	$316.47
Low	$212.77	$245.30	$255.26	$262.75
Close	$256.88	$256.85	$270.62	$316.47

(1)	The second quarter of 2014 included a $23 million net noncash tax expense, primarily associated with the revaluation of certain deferred income tax liabilities arising from the state and local tax effect of changes in the Company’s organizational structure. In addition, the second quarter of 2014 benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items.

(2)	The third quarter of 2014 included a $32 million noncash tax benefit, primarily associated with the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill as a result of domestic state and local tax changes.

In addition, the third quarter of 2014 included a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of BGI. In connection with the acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of such tax matters, BlackRock recorded $50 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit.

(3)	The fourth quarter of 2014 benefited from $39 million of nonrecurring tax items.

(4)	In the second quarter of 2013 in connection with the PennyMac IPO the Company recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment. In connection with the Charitable Contribution, the Company recorded an expense of $124 million and a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. For further information, see Note 11, Other Assets.

In addition, the second quarter of 2013 included a tax benefit of approximately $57 million recognized in connection with the Charitable Contribution and a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards.

(5)	The third quarter of 2013 included a $64 million net noncash tax benefit primarily related to the revaluation of certain deferred income tax liabilities, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes.

24. Subsequent Events

Share Repurchase Approval. In January 2015, the Board of Directors (the “Board”) approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock.

Dividend Approval. On January 14, 2015, the Board approved BlackRock’s quarterly dividend of $2.18 to be paid on March 24, 2015 to stockholders of record on March 6, 2015.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 6.25% Notes due 2017.
4.4(9)	Form of 5.00% Notes due 2019.
4.5(10)	Form of 4.25% Notes due 2021.
4.6(11)	Form of 1.375% Notes due 2015.
4.7(11)	Form of 3.375% Notes due 2022.
4.8(12)	Form of 3.500% Notes due 2024.
10.1(13)	BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan. +
10.2(14)	Amendment No. 1 to the Amended and Restated BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.3(14)	Amendment No. 2 to the Amended and Restated BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.4(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan. +
10.5(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.6(17)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.7(18)	Form of Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units for long-term incentive awards under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.8(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.9(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.10(1)	Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.+
10.11(6)	BlackRock, Inc. Voluntary Deferred Compensation Plan, as amended and restated as of January 1, 2005.+
10.12(6)	Registration Rights Agreement, dated as of September 29, 2006, among BlackRock, Merrill Lynch & Co., Inc. and The PNC Financial Service Group, Inc.
10.13(18)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.14(19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.15(20)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.16(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.17(21)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+

Exhibit No.	Description
10.18(22)	Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents.
10.19(23)	Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.20(24)	Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.21(25)	Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.
10.22(26)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.
10.23(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.24(27)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.25(28)	Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.
10.26(29)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock. +
10.27	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.28	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.29	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.30	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2012.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(14)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-197764) filed on July 31, 2014.

(15)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(17)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2008.

(18)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(21)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(28)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

+	Denotes compensatory plans or arrangements.

†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.