Form 10-Q
period 2015-03-31
BlackRock Inc.
filed 2015-05-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 164,616,254 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except shares and per share data)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$ 4,293	$ 5,723
Accounts receivable	2,836	2,120
Investments	2,204	1,921
Assets of consolidated variable interest entities:
Cash and cash equivalents	279	278
Bank loans, other investments and other assets	3,895	3,352
Separate account assets	162,046	161,287
Separate account collateral held under securities lending agreements	35,367	33,654
Property and equipment (net of accumulated depreciation of $605 and $587 at March 31, 2015 and December 31, 2014, respectively)	537	467
Intangible assets (net of accumulated amortization of $1,075 and $1,040 at March 31, 2015 and December 31, 2014, respectively)	17,429	17,344
Goodwill	12,975	12,961
Other assets	853	701

Total assets	$242,714	$239,808

Liabilities
Accrued compensation and benefits	$ 684	$ 1,865
Accounts payable and accrued liabilities	1,714	1,035
Liabilities of consolidated variable interest entities:
Borrowings	3,964	3,389
Other liabilities	182	245
Borrowings	4,938	4,938
Separate account liabilities	162,046	161,287
Separate account collateral liabilities under securities lending agreements	35,367	33,654
Deferred income tax liabilities	5,077	4,989
Other liabilities	1,086	886

Total liabilities	215,058	212,288

Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	180	35
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at March 31, 2015 and December 31, 2014;
Shares issued: 171,252,185 at March 31, 2015 and December 31, 2014;
Shares outstanding: 164,949,507 and 164,786,788 at March 31, 2015 and December 31, 2014, respectively
Preferred stock (Note 15)	-	-
Additional paid-in capital	19,126	19,386
Retained earnings	10,597	10,164
Appropriated retained earnings	16	(19)
Accumulated other comprehensive loss	(439)	(273)
Treasury stock, common, at cost (6,302,678 and 6,465,397 shares held at March 31, 2015 and December 31, 2014, respectively)	(1,927)	(1,894)

Total BlackRock, Inc. stockholders’ equity	27,375	27,366
Nonredeemable noncontrolling interests	89	104
Nonredeemable noncontrolling interests of consolidated variable interest entities	12	15

Total permanent equity	27,476	27,485

Total liabilities, temporary equity and permanent equity	$242,714	$239,808

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended March 31,
	2015	2014
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,681	$1,611
Other third parties	709	680

Total investment advisory, administration fees and securities lending revenue	2,390	2,291
Investment advisory performance fees	108	158
BlackRock Solutions and advisory	147	154
Distribution fees	17	19
Other revenue	61	48

Total revenue	2,723	2,670
Expense
Employee compensation and benefits	981	982
Distribution and servicing costs	99	89
Amortization of deferred sales commissions	13	15
Direct fund expense	189	179
General and administration	339	313
Amortization of intangible assets	35	41

Total expense	1,656	1,619

Operating income	1,067	1,051
Nonoperating income (expense)
Net gain (loss) on investments	63	76
Net gain (loss) on consolidated variable interest entities	35	(16)
Interest and dividend income	4	10
Interest expense	(51)	(53)

Total nonoperating income (expense)	51	17

Income before income taxes	1,118	1,068
Income tax expense	258	324

Net income	860	744
Less:
Net income (loss) attributable to redeemable noncontrolling interests	4	1
Net income (loss) attributable to nonredeemable noncontrolling interests	34	(13)

Net income attributable to BlackRock, Inc.	$822	$756

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.92	$4.47
Diluted	$4.84	$4.40
Cash dividends declared and paid per share	$2.18	$1.93
Weighted-average common shares outstanding:
Basic	167,089,037	169,081,421
Diluted	169,723,167	171,933,803

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended March 31,
	2015	2014
Net income	$860	$744
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	-	-
Less: reclassification adjustment included in net income(1)	-	8

Net change from available-for-sale investments, net of tax	-	(8)
Benefit plans, net	(1)	-
Foreign currency translation adjustments	(165)	8

Other comprehensive income (loss)	(166)	-

Comprehensive income	694	744
Less: Comprehensive income (loss) attributable to noncontrolling interests	38	(12)

Comprehensive income attributable to BlackRock, Inc.	$656	$756

(1)	The tax benefit (expense) was not material for the three months ended March 31, 2014.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$104	$15	$27,485	$35
Net income	-	822	-	-	-	822	(1)	35	856	4
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	35	-	-	35	-	(35)	-	-
Dividends paid	-	(389)	-	-	-	(389)	-	-	(389)	-
Stock-based compensation	143	-	-	-	-	143	-	-	143	-
Issuance of common shares related to employee stock transactions	(458)	-	-	-	465	7	-	-	7	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(223)	(223)	-	-	(223)	-
Shares repurchased	-	-	-	-	(275)	(275)	-	-	(275)	-
Net tax benefit (shortfall) from stock-based compensation	55	-	-	-	-	55	-	-	55	-
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	-	-	-	-	-	-	(14)	(3)	(17)	123
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	18
Other comprehensive income (loss)	-	-	-	(166)	-	(166)	-	-	(166)	-

March 31, 2015	$19,128	$10,597	$16	($439)	($1,927)	$27,375	$89	$12	$27,476	$180

(1)	Amounts include $2 million of common stock at both March 31, 2015 and December 31, 2014.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$860	$744
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	63	73
Amortization of deferred sales commissions	13	15
Stock-based compensation	143	127
Deferred income tax expense (benefit)	87	165
Other gains	(40)	-
Net (gains) losses on nontrading investments	19	(47)
Purchases of investments within consolidated sponsored investment funds	(5)	(7)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	18	69
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	209	(46)
Net (gains) losses within consolidated VIEs	(35)	16
Net (purchases) proceeds within consolidated VIEs	(177)	169
(Earnings) losses from equity method investees	(33)	(39)
Distributions of earnings from equity method investees	9	7
Changes in operating assets and liabilities:
Accounts receivable	(750)	(624)
Investments, trading	(336)	(95)
Other assets	(91)	(82)
Accrued compensation and benefits	(1,188)	(1,079)
Accounts payable and accrued liabilities	654	521
Other liabilities	90	(93)

Cash flows from operating activities	(490)	(206)

Cash flows from investing activities
Purchases of investments	(101)	(123)
Proceeds from sales and maturities of investments	152	266
Distributions of capital from equity method investees	9	8
Net consolidations (deconsolidations) of sponsored investment funds	27	(3)
Acquisition	(88)	-
Purchases of property and equipment	(98)	(15)

Cash flows from investing activities	(99)	133

Cash flows from financing activities
Proceeds from long-term borrowings	-	997
Cash dividends paid	(389)	(366)
Repurchases of common stock	(498)	(575)
Net proceeds from (repayments of) borrowings by consolidated VIEs	(29)	(120)
Net (redemptions/distributions paid) / subscriptions received from noncontrolling interests holders	106	25
Excess tax benefit from stock-based compensation	55	102
Other financing activities	7	1

Cash flows from financing activities	(748)	64

Effect of exchange rate changes on cash and cash equivalents	(93)	13

Net increase (decrease) in cash and cash equivalents	(1,430)	4
Cash and cash equivalents, beginning of period	5,723	4,390

Cash and cash equivalents, end of period	$4,293	$4,394

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$40	$23
Interest on borrowings of consolidated VIEs	$30	$27
Income taxes (net of refunds)	$133	$178
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$458	$603
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$18	($16)
Increase (decrease) in borrowings due to consolidation of VIEs	$603	-

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to the Condensed Consolidated Financial Statements

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

At March 31, 2015, The PNC Financial Services Group, Inc. (“PNC”) held 20.9% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (“2014 Form 10-K”).

The interim financial information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

•

Level 3 liabilities include borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon nonbinding single-broker quotes and contingent liabilities related to acquisitions valued based upon discounted cash flow analysis using unobservable market data.

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

Separate Account Assets and Liabilities.    Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements.    The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives legal title to the collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the three months ended March 31, 2015 and 2014, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2015 and December 31, 2014, the fair value of loaned securities held by separate accounts was approximately $32.5 billion and $30.6 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $35.4 billion and $33.7 billion, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company is currently evaluating the impact of adopting ASU 2014-09, which is effective for the Company on January 1, 2017.

Amendments to the Consolidation Analysis, and Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.    In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). ASU 2014-13 provides an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, the Company could measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The election would effectively eliminate any measurement difference previously recorded as net income (loss) attributable to nonredeemable noncontrolling interests and as an adjustment to appropriated retained earnings.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. The amendments include changes to: (i) the VIE analysis for limited partnerships; (ii) the criteria for evaluating whether fees paid to a decision maker or a service provider are a variable interest; (iii) the effect of fee arrangements on the primary beneficiary (“PB”) determination; (iv) the effect of related parties on the PB determination; and (v) the consolidation evaluation for certain investment funds. This includes a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

ASU 2014-13 and ASU 2015-02 are effective for the Company on January 1, 2016, with retrospective or modified retrospective approach required. ASU 2014-13 and ASU 2015-02 permit early adoption in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently expecting to deconsolidate CLOs and consolidate certain other investment products.

Debt Issuance Costs.    In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the Company on January 1, 2016, with early adoption permitted for financial statements that have not been previously issued. The guidance also requires retrospective application to all prior periods presented. The Company does not expect the adoption of ASU 2015-03 to be material to the condensed consolidated financial statements.

Disclosures for Investments in Certain Entities that Calculate NAV Per Share.    In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. ASU 2015-07 is effective for the Company on January 1, 2016, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The Company does not expect the adoption of ASU 2015-07 to be material to the condensed consolidated financial statements.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	March 31, 2015	December 31, 2014
Available-for-sale investments	$203	$201
Held-to-maturity investments	13	79
Trading investments:
Consolidated sponsored investment funds	787	443
Other equity and debt securities	16	29
Deferred compensation plan mutual funds	66	64

Total trading investments	869	536
Other investments:
Consolidated sponsored investment funds	255	270
Equity method investments	656	633
Deferred compensation plan equity method investments	21	21
Cost method investments(1)	96	96
Carried interest	91	85

Total other investments	1,119	1,105

Total investments	$2,204	$1,921

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

At March 31, 2015, the Company consolidated $1,042 million of investments held by consolidated sponsored investment funds (excluding variable interest entities (“VIEs”)) of which $787 million and $255 million were classified as trading investments and other investments, respectively. At December 31, 2014, the Company consolidated $713 million of investments held by consolidated sponsored investment funds (excluding VIEs) of which $443 million and $270 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
March 31, 2015	Cost	Gains	Losses
Equity securities of sponsored investment funds	$200	$7	($4)	$203

December 31, 2014
Equity securities of sponsored investment funds	$205	$5	($9)	$201

Available-for-sale investments primarily included seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $13 million and $79 million at March 31, 2015 and December 31, 2014, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes and the amortized cost (carrying value) of these investments approximated fair value. At March 31, 2015, these investments mature after five years through ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	March 31, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$48	$66	$48	$64
Equity securities/multi-asset mutual funds	202	230	210	239
Debt securities/fixed income mutual funds:
Corporate debt	250	252	109	110
Government debt	257	264	100	103
Asset/mortgage backed debt	57	57	20	20

Total trading investments	$814	$869	$487	$536

At March 31, 2015, trading investments included $572 million of debt securities and $215 million of equity securities held by consolidated sponsored investment funds, $66 million of certain deferred compensation plan mutual fund investments and $16 million of other equity and debt securities.

At December 31, 2014, trading investments included $223 million of debt securities and $220 million of equity securities held by consolidated sponsored investment funds, $64 million of certain deferred compensation plan mutual fund investments and $29 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	March 31, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds	$268	$255	$268	$270
Equity method	519	656	518	633
Deferred compensation plan equity method investments	20	21	21	21
Cost method investments:
Federal Reserve Bank stock	92	92	92	92
Other	4	4	4	4

Total cost method investments	96	96	96	96
Carried interest	-	91	-	85

Total other investments	$903	$1,119	$903	$1,105

Consolidated sponsored investment funds include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At March 31, 2015 and December 31, 2014 the Company’s investment in PennyMac was excluded from the balances in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $179 million and $264 million, respectively, at March 31, 2015 and approximately $167 million and $269 million, respectively, at December 31, 2014. The fair value of the Company’s interest reflected the PennyMac stock price at March 31, 2015 and December 31, 2014, respectively (a Level 1 input).

Cost method investments include nonmarketable securities, including FRB stock, which is held for regulatory purposes and is restricted from sale. At March 31, 2015 and December 31, 2014, there were no indicators of impairment on these investments.

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

(in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$ 180	$120
Investments:
Trading investments	787	443
Other investments	255	270
Other assets	46	20
Other liabilities	(122)	(18)
Noncontrolling interests	(269)	(139)

BlackRock’s net interests in consolidated sponsored investment funds	$877	$696

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

In addition, at March 31, 2015 and December 31, 2014, several consolidated CLOs and one sponsored investment fund, which were deemed to be VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 6, Variable Interest Entities, for further discussion on these consolidated investment products. See Note 2, Significant Accounting Policies-Recent Accounting Pronouncements Not Yet Adopted, for further information on ASU 2015-02.

The Company can not readily access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company can not readily sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

5.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

March 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	March 31, 2015

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$200	$3	$-	$-	$203
Held-to-maturity debt securities	-	-	-	13	13
Trading:
Deferred compensation plan mutual funds	66	-	-	-	66
Equity/Multi-asset mutual funds	230	-	-	-	230
Debt securities / fixed income mutual funds	1	572	-	-	573

Total trading	297	572	-	-	869
Other investments:
Consolidated sponsored investment funds private / public equity(2)	12	7	236	-	255
Equity method:
Hedge funds / Funds of hedge funds	-	164	73	1	238
Private equity investments	-	-	168	-	168
Real estate funds	-	21	90	7	118
Fixed income mutual funds	10	-	-	-	10
Other	122	-	-	-	122

Total equity method	132	185	331	8	656
Deferred compensation plan equity method investments	-	-	21	-	21
Cost method investments	-	-	-	96	96
Carried interest	-	-	-	91	91

Total investments	641	767	588	208	2,204

Separate account assets	115,164	45,628	-	1,254	162,046
Separate account collateral held under securities lending agreements:
Equity securities	32,523	-	-	-	32,523
Debt securities	-	2,844	-	-	2,844

Total separate account collateral held under securities lending agreements	32,523	2,844	-	-	35,367
Assets of consolidated VIEs:
Bank loans and other assets	-	3,622	171	41	3,834
Bonds	-	29	18	-	47
Private / public equity(3)	-	4	10	-	14

Total assets of consolidated VIEs	-	3,655	199	41	3,895

Total	$148,328	$52,894	$787	$1,503	$203,512

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$3,964	$-	$3,964
Separate account collateral liabilities under securities lending agreements	32,523	2,844	-	-	35,367
Other liabilities(4)	-	6	51	-	57

Total	$32,523	$2,850	$4,015	$-	$39,388

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

(2)	Level 3 amounts include $157 million and $79 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Level 3 amounts include $10 million of underlying third-party private equity funds held by a consolidated private equity fund of funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Assets Not Held at Fair Value(1)	December 31, 2014

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$198	$3	$-	$-	$201
Held-to-maturity debt securities	-	-	-	79	79
Trading:
Deferred compensation plan mutual funds	64	-	-	-	64
Equity/Multi-asset mutual funds	239	-	-	-	239
Debt securities / fixed income mutual funds	11	222	-	-	233

Total trading	314	222	-	-	536
Other investments:
Consolidated sponsored investment funds private / public equity(2)	11	11	248	-	270
Equity method:
Hedge funds / Funds of hedge funds	-	213	64	5	282
Private equity investments	-	-	107	-	107
Real estate funds	-	21	88	8	117
Fixed income mutual funds	29	-	-	-	29
Other	98	-	-	-	98

Total equity method	127	234	259	13	633
Deferred compensation plan equity method investments	-	-	21	-	21
Cost method investments	-	-	-	96	96
Carried interest	-	-	-	85	85

Total investments	650	470	528	273	1,921

Separate account assets	113,566	46,866	-	855	161,287
Separate account collateral held under securities lending agreements:
Equity securities	30,387	-	-	-	30,387
Debt securities	-	3,267	-	-	3,267

Total separate account collateral held under securities lending agreements	30,387	3,267	-	-	33,654
Assets of consolidated VIEs:
Bank loans and other assets	-	2,958	302	32	3,292
Bonds	-	29	18	-	47
Private / public equity(3)	-	3	10	-	13

Total assets of consolidated VIEs	-	2,990	330	32	3,352

Total	$144,603	$53,593	$858	$1,160	$200,214

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$3,389	$-	$3,389
Separate account collateral liabilities under securities lending agreements	30,387	3,267	-	-	33,654
Other liabilities(4)	-	5	39	-	44

Total	$30,387	$3,272	$3,428	$-	$37,087

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

(2)	Level 3 amounts include $168 million and $80 million of underlying third-party private equity funds and direct investments in private equity companies held by private equity funds, respectively.
(3)	Level 3 amounts include $10 million of underlying third-party private equity funds held by a consolidated private equity fund of funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 investments of $588 million and $528 million at March 31, 2015 and December 31, 2014, respectively, primarily related to equity method investments and private equity funds held by consolidated sponsored investment funds. Level 3 assets within investments, except for direct investments in private equity companies held by private equity funds described below, were primarily valued based upon NAVs received from internal and third-party fund managers.

Direct investments in private equity companies held by private equity funds totaled $79 million and $80 million at March 31, 2015 and December 31, 2014, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Level 3 other liabilities include contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2015

(in millions)	December 31, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2015	Total net unrealized gains (losses) included in earnings(2)
Assets:
Investments:
Consolidated sponsored investment funds:
Private equity	$248	($12)	$5	($5)	$-	$-	$-	$236	($11)
Equity method:
Hedge funds / Funds of hedge funds	64	7	8	(4)	(2)	-	-	73	9
Private equity investments	107	(5)	73	-	(7)	-	-	168	(7)
Real estate funds	88	1	1	-	-	-	-	90	2
Deferred compensation plan equity method investments	21	1	-	-	(1)	-	-	21	1

Total Level 3 investments	528	(8)	87	(9)	(10)	-	-	588	(6)

Assets of consolidated VIEs:
Bank loans	302	1	17	(12)	26	72	(235)	171
Bonds	18	-	-	-	-	-	-	18
Private equity	10	-	-	-	-	-	-	10

Total Level 3 assets of consolidated VIEs	330	1	17	(12)	26	72	(235)	199	N/A (3)

Total Level 3 assets	$858	($7)	$104	($21)	$16	$72	($235)	$787

Liabilities:
Borrowings of consolidated VIEs	$3,389	($1)	$-	$-	$574	$-	$-	$3,964	N/A (3)
Other liabilities	39	2	-	-	14	-	-	51	-

Total Level 3 liabilities	$3,428	$1	$-	$-	$588	$-	$-	$4,015

N/A	– not applicable
(1)

Amount primarily includes distributions from equity method investees and loans and net proceeds from borrowings of consolidated VIEs. Amounts also include a contingent liability related to an acquisition.

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

Assets of Consolidated VIEs.    During the three months ended March 31, 2015 and 2014, there were $235 million and $58 million, respectively, of transfers out of Level 3 to Level 2 related to bank loans. In addition, during the three months ended March 31, 2015 and 2014, there were $72 million and $73 million, respectively, of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Issuances and Other Settlements.    During the three months ended March 31, 2015, other settlements included $603 million of borrowings due to the consolidation of one additional CLO and $29 million of repayments of borrowings of consolidated CLOs. During the three months ended March 31, 2014, other settlements included $120 million of repayments of borrowings of consolidated CLOs.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2015 and December 31, 2014, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$4,293	$4,293	$5,723	$5,723	Level 1	(1)/ (2)
Accounts receivable	2,836	2,836	2,120	2,120	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	279	279	278	278	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,714	1,714	1,035	1,035	Level 1	(3)
Long-term borrowings	4,938	5,365	4,938	5,309	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.

(2)

At March 31, 2015 and December 31, 2014, approximately $184 million and $100 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

(4)

Long-term borrowings are recorded at amortized cost. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2015 and December 2014, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2015

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$157	$21	N/R	N/R
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	237	39	Daily/Monthly (37%) Quarterly (32%) N/R (31%)	1 – 90 days

Private equity funds	(c	)	168	68	N/R	N/R

Real estate funds	(d	)	111	-	Quarterly (19%) N/R (81%)	60 days

Deferred compensation plan investments	(e	)	21	5	N/R	N/R
Consolidated VIEs:
Private equity fund	(f	)	10	1	N/R	N/R

Total			$704	$134

December 31, 2014
(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated sponsored investment funds:
Private equity funds of funds	(a	)	$168	$22	N/R	N/R
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	277	39	Daily/Monthly (29%) Quarterly (48%) N/R (23%)	1 –90 days

Private equity funds	(c	)	107	61	N/R	N/R

Real estate funds	(d	)	109	1	Quarterly (19%) N/R (81%)	60 days

Deferred compensation plan investments	(e	)	21	5	N/R	N/R
Consolidated VIEs:
Private equity fund	(f	)	10	1	N/R	N/R

Total			$692	$129

N/R–	not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the

Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately six years and seven years at March 31, 2015 and December 31, 2014, respectively. The total remaining unfunded commitments to other third-party funds were $21 million at March 31, 2015 and $22 million at December 31, 2014. The Company had contractual obligations to the consolidated funds of $31 million at both March 31, 2015 and December 31, 2014.
(b)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately two years at both March 31, 2015 and December 31, 2014.

(c)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years at both March 31, 2015 and December 31, 2014.

(d)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both March 31, 2015 and December 31, 2014.

(e)

This category includes investments in several real estate funds . The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.

(f)

This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately one year at both March 31, 2015 and December 31, 2014. Total remaining unfunded commitments to other third-party funds were not material at both March 31, 2015 and December 31, 2014, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

Fair Value Option.

The following table summarizes information at March 31, 2015 and December 31, 2014 related to those assets and liabilities for which the fair value option was elected:

(in millions)	March 31, 2015	December 31, 2014
CLO Bank Loans:
Aggregate principal amounts outstanding	$3,827	$3,338
Fair value	3,793	3,260

Aggregate unpaid principal balance in excess of (less than) fair value	$34	$78
Unpaid principal balance of loans more than 90 days past due	$4	$6
Aggregate fair value of loans more than 90 days past due	-	2

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$4,088	$3,508
Fair value	$3,964	$3,389

At March 31, 2015, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2027.

During the three months ended March 31, 2015 and 2014, the change in fair value of the bank loans and bonds held by the CLOs resulted in an $84 million and a $27 million gain, respectively, which were partially offset by a $39 million and a $22 million loss, respectively, from the change in fair value of the CLO borrowings.

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

In order to determine whether the Company is the PB of a VIE, management must make significant estimates and assumptions of probable future cash flows of the VIEs. Assumptions made in such analyses may include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, prepayments, realization of gains, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes. See Note 2, Significant Accounting Policies in the 2014 Form 10-K, for more information.

Consolidated VIEs.    Consolidated VIEs included CLOs in which BlackRock did not have an investment; however, BlackRock, as the collateral manager, was deemed to have both the power to control the activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs. In addition, BlackRock was the PB of one investment fund because it absorbed the majority of the variability due to its de facto related-party relationships with other partners in the fund. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company. At March 31, 2015 and December 31, 2014, the following balances related to VIEs were recorded on the condensed consolidated statements of financial condition:

(in millions)	March 31, 2015	December 31, 2014
Assets of consolidated VIEs:
Cash and cash equivalents	$279	$278
Bank loans	3,793	3,260
Bonds	47	47
Other investments and other assets	55	45

Total bank loans, bonds, other investments and other assets	3,895	3,352
Liabilities of consolidated VIEs:
Borrowings	(3,964)	(3,389)
Other liabilities	(182)	(245)
Appropriated retained earnings	(16)	19
Noncontrolling interests of consolidated VIEs	(12)	(15)

Total BlackRock net interests in consolidated VIEs	$-	$-

The Company recorded $35 million of nonoperating income and $16 million of nonoperating expense and an equal and offsetting income/loss attributable to nonredeemable noncontrolling interests related to consolidated VIEs during the three months ended March 31, 2015 and 2014, respectively.

At both March 31, 2015 and December 31, 2014, the weighted-average maturity of the bank loans and bonds was approximately 4.9 years.

See Note 2, Significant Accounting Policies-Recent Accounting Pronouncements Not Yet Adopted, for further information on ASU 2015-02.

Non-Consolidated VIEs.    At March 31, 2015 and December 31, 2014, the Company’s carrying value of assets and liabilities pertaining to its variable interests in VIEs and its maximum risk of loss related to VIEs for which it was the sponsor or in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition
At March 31, 2015	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
CDOs/CLOs	$-	$1	($6)	$18
Other sponsored investment funds:
Collective trusts	-	212	-	212
Other	52	163	(3)	215

Total	$52	$376	($9)	$445

At December 31, 2014
CDOs/CLOs	$-	$2	($5)	$19
Other sponsored investment funds:
Collective trusts	-	191	-	191
Other	57	177	(3)	234

Total	$57	$370	($8)	$444

(1)	At both March 31, 2015 and December 31, 2014, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of the above CDOs/CLOs that the Company does not consolidate were as follows:

CDOs/CLOs

(in billions)	March 31, 2015	December 31, 2014
Assets at fair value	$1	$1
Liabilities(1)	2	2

Net assets	($1)	($1)

(1)	Amounts primarily comprised of unpaid principal debt obligations to CDO/CLO debt holders.

The net assets of other sponsored investment funds that are nonconsolidated VIEs approximated $1.7 trillion to $1.8 trillion at both March 31, 2015 and December 31, 2014. Net assets included approximately $1.5 trillion of collective trusts at March 31, 2015 and approximately $1.4 trillion of collective trusts at December 31, 2014. Each collective trust has been aggregated separately and may include collective trusts that invest in other collective trusts. The net assets of these VIEs primarily are comprised of cash and cash equivalents and investments, partially offset by liabilities primarily comprised of various accruals for the sponsored investment vehicles.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2015, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $260 million and $99 million, respectively. At December 31, 2014, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $238 million and $84 million, respectively.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash flows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2015 and December 31, 2014, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $215 million and $201 million, respectively.

Gains (losses) on total return swaps and interest rate swaps are recorded in nonoperating income (expense) and were not material to the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014.

Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were not material to the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. Gains (losses) on such derivatives are recorded in nonoperating income (expense) and were not material for the three months ended March 31, 2015 and 2014.

The fair values of the outstanding derivatives were not material to the condensed consolidated statements of financial condition at both March 31, 2015 and December 31, 2014.

8.  Goodwill

Goodwill activity during the three months ended March 31, 2015 was as follows:

(in millions)
December 31, 2014	$12,961
BKCA acquisition	19
Goodwill adjustment related to Quellos(1)	(5)

March 31, 2015	$12,975

(1)

The decrease in goodwill during the three months ended March 31, 2015 resulted from tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $255 million and $263 million at March 31, 2015 and December 31, 2014, respectively.

The $19 million increase represents goodwill from the Company’s acquisition in March 2015 of certain assets related to BlackRock Kelso Capital Advisors LLC (“BKCA”) that constituted a business under current accounting guidance for approximately $100 million, including contingent consideration.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2014	$16,988	$356	$17,344
Amortization expense	-	(35)	(35)
BKCA acquisition	120	-	120

March 31, 2015	$17,108	$321	$17,429

Indefinite-lived Acquired Management Contracts

Indefinite-lived intangible assets increased by $120 million in the three months ended March 31, 2015, as a result of the BKCA acquisition.

10.   Borrowings

Short-Term Borrowings

2015 Revolving Credit Facility.    In April 2015, the Company’s credit facility was amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program.    The maximum aggregate amount for which the Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time is $3.990 billion. The commercial paper program is currently supported by the 2015 credit facility. At March 31, 2015, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at March 31, 2015 included the following:

(in millions)	Maturity Amount	Unamortized Discount	Carrying Value	Fair Value

1.375% Notes due 2015	$750	$ -	$750	$751
6.25% Notes due 2017	700	(1)	699	785
5.00% Notes due 2019	1,000	(2)	998	1,136
4.25% Notes due 2021	750	(3)	747	840
3.375% Notes due 2022	750	(3)	747	793
3.50% Notes due 2024	1,000	(3)	997	1,060

Total Long-term Borrowings	$4,950	($12)	$4,938	$5,365

Long-term borrowings at December 31, 2014 had a carrying value of $4.938 billion and a fair value of $5.309 billion determined using market prices at the end of December 2014.

See Note 19, Subsequent Events, for information on the May 2015 debt offering and Note 12, Borrowings, in the 2014 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At March 31, 2015, the Company had $353 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $353 million, the Company had approximately $30 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million under a derivative between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with the acquisition of Credit Suisse’s ETF franchise, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. BlackRock is required to make contingent payments related to the acquisition of MGPA during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments in connection with the BKCA acquisition over a three-year period, subject to the acquired business achieving specified performance targets. The fair value of the remaining aggregate contingent payments at March 31, 2015 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $153.9 billion. The Company held as agent, cash and securities totaling $164.4 billion as collateral for indemnified securities on loan at March 31, 2015. The fair value of these indemnifications was not material at March 31, 2015.

12.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2015 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2014	3,401,909	$257.01
Granted	1,260,795	$343.91
Converted	(1,531,673)	$228.31
Forfeited	(4,768)	$304.46

March 31, 2015(1)	3,126,263	$306.04

(1)	At March 31, 2015, approximately 2.9 million awards are expected to vest and 0.1 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2015, the Company granted 952,329 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 303,999 RSUs to employees that cliff vest 100% on January 31, 2018.

At March 31, 2015, the intrinsic value of outstanding RSUs was $1.1 billion reflecting a closing stock price of $365.84.

At March 31, 2015, total unrecognized stock-based compensation expense related to unvested RSUs was $601 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Market Performance-based RSUs.

Market performance-based RSUs outstanding at both March 31, 2015 and December 31, 2014 were 1,425,319 with a weighted average exercise price of $137.31. At March 31, 2015, approximately 1.4 million awards are expected to vest and an immaterial amount of awards have vested but have not been converted. No market performance based RSUs were granted during the three months ended March 31, 2015.

At March 31, 2015, the intrinsic value of outstanding market performance-based RSUs was $521 million reflecting a closing stock price of $365.84.

See Note 14, Stock-Based Compensation, in the 2014 Form 10-K for more information on market performance-based RSUs.

At March 31, 2015, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $87 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Performance-Based RSUs.

Pursuant to the BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan, performance-based RSUs may be granted to certain employees. Each performance-based award consists of a “base” number of restricted stock units granted to the employee. The number of shares that an employee ultimately receives at vesting will be equal to the base number of performance-based RSUs granted, multiplied by a predetermined percentage determined in accordance with the level of attainment of Company performance measures during the performance period and could be higher or lower than the original RSU grant. The awards are generally forfeited if the employee leaves the Company before the vesting date. Performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award.

In January 2015, the Company granted 262,847 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2018. These awards are amortized over a service period of three years.

Performance-based RSU activity for the three months ended March 31, 2015 is summarized below:

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2014	-	$-
Granted	262,847	$343.86

March 31, 2015(1)	262,847	$343.86

(1)	At March 31, 2015, approximately 0.3 million awards are expected to vest and no awards have vested and have not been converted.

At March 31, 2015, total unrecognized stock-based compensation expense related to unvested performance-based awards was $84 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.8 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs expected to vest was $90 million.

At March 31, 2015, the intrinsic value of outstanding performance-based RSUs was $96.2 million reflecting a closing stock price of $365.84.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of March 31, 2015, 2.7 million shares had been surrendered by PNC.

At March 31, 2015, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the three months ended March 31, 2015 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2014(1)	906,719	$167.76
Exercised(1)	(32,116)	$167.76

March 31, 2015(1)	874,603	$167.76

(1)	The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 was $6.2 million. At March 31, 2015, all options were vested.

The remaining average life of stock options outstanding at March 31, 2015 is approximately two years.

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

Capital Requirements.    At March 31, 2015, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for the three months ended March 31, 2015 and 2014:

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments	Total
December 31, 2014	$2	$4	($279)	($273)
Other comprehensive income (loss) before reclassifications	-	(1)	(165)	(166)
Amount reclassified from AOCI	-	-	-	-

Net other comprehensive income (loss) for the three months ended March 31, 2015	-	(1)	(165)	(166)

March 31, 2015	$2	$3	($444)	($439)

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments	Total
December 31, 2013	$7	$6	($48)	($35)
Other comprehensive income (loss) before reclassifications	-	-	8	8
Amount reclassified from AOCI(2),(3)	(8)	-	-	(8)

Net other comprehensive income (loss) for the three months ended March 31, 2014	(8)	-	8	-

March 31, 2014	($1)	$6	($40)	($35)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three months ended March 31, 2014.
(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2015	December 31, 2014
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	1,311,887	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 0.8 million common shares in open market-transactions under the share repurchase program for approximately $275 million during the three months ended March 31, 2015.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock. At March 31, 2015, there were 8.6 million shares still authorized to be repurchased.

16.  Income Taxes

The first quarter of 2015 included nonrecurring tax benefits of $69 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

17.  Earnings Per Share

Due to the similarities in terms between BlackRock nonvoting participating preferred stock and the Company’s common stock, the Company considers its participating preferred stock to be a common stock equivalent for purposes of earnings per share (“EPS”) calculations. As such, the Company has included the outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2015 and 2014 under the treasury stock method:

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Net income attributable to BlackRock	$822	$756
Basic weighted-average shares outstanding	167,089,037	169,081,421
Dilutive effect of nonparticipating RSUs and stock options	2,634,130	2,852,382

Total diluted weighted-average shares outstanding	169,723,167	171,933,803

Basic earnings per share	$4.92	$4.47
Diluted earnings per share	$4.84	$4.40

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in millions)	2015	2014
Equity	$1,306	$1,277
Fixed income	575	503
Multi-asset	312	289
Alternatives	232	306
Cash management	73	74

Total investment advisory, administration fees, securities lending revenue and performance fees	2,498	2,449
BlackRock Solutions and advisory	147	154
Distribution fees	17	19
Other revenue	61	48

Total revenue	$2,723	$2,670

The following table illustrates total revenue for the three months ended March 31, 2015 and 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended March 31,
Revenue	2015	2014
Americas	$1,851	$1,782
Europe	743	757
Asia-Pacific	129	131

Total revenue	$2,723	$2,670

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2015 and December 31, 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31, 2015	December 31, 2014
Long-lived Assets
Americas	$13,238	$13,151
Europe	187	194
Asia-Pacific	87	83

Total long-lived assets	$13,512	$13,428

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific is comprised of Hong Kong, Australia, China, India, Japan, Korea, Malaysia, Singapore and Taiwan.

19.  Subsequent Events

Debt Offering.    In May 2015, the Company issued €700 million (or approximately $760 million based on an exchange rate of $1.09 per €1) of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are expected to be listed on the New York Stock Exchange. The net proceeds of the 2025 Notes will be used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The 2025 Notes were issued at a discount of approximately $3 million that will be amortized over the term of the 2025 Notes.

Other.    The Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosure.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.774 trillion of AUM at March 31, 2015. With approximately 12,300 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At March 31, 2015, PNC held 20.9% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to current year presentation.

EXECUTIVE SUMMARY

	Three Months Ended March 31,
(in millions, except shares and per share data)	2015	2014
GAAP basis:
Total revenue	$2,723	$2,670
Total expense	1,656	1,619

Operating income	$1,067	$1,051
Operating margin	39.2%	39.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	13	29
Income tax expense	(258)	(324)

Net income attributable to BlackRock	$822	$756

Diluted earnings per common share	$4.84	$4.40
Effective tax rate	23.9%	30.0%

As adjusted(2):
Total revenue	$2,723	$2,670
Total expense	1,646	1,608

Operating income	$1,077	$1,062
Operating margin	41.2%	41.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	11	26
Income tax expense	(258)	(326)

Net income attributable to BlackRock	$830	$762

Diluted earnings per common share	$4.89	$4.43
Effective tax rate	23.7%	30.0%

Other:
Assets under management (end of period)	$4,774,192	$4,400,925
Diluted weighted-average common shares outstanding(3)	169,723,167	171,933,803
Common and preferred shares outstanding (end of period)	167,084,582	169,138,109
Book value per share(4)	$163.74	$156.51
Cash dividends declared and paid per share	$2.18	$1.93

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)

Total BlackRock stockholders’ equity, excluding appropriated retained earnings of $16 million and $6 million for the three months ended March 31, 2015 and 2014, respectively, divided by total common and preferred shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2014

GAAP.    Operating income of $1,067 million increased $16 million and operating margin of 39.2% declined 20 bps from the first quarter of 2014. Operating income reflected the impact of $252 billion of net new inflows over the last twelve months and continued strong growth in Aladdin fees, partially offset by a higher level of transaction-related revenue in last year’s first quarter and significant negative foreign exchange movements. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $16 million due to lower positive marks in the first quarter of 2015. Earnings per diluted common share rose $0.44, or 10%, compared with the first quarter of 2014 due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $1,077 million increased $15 million and operating margin of 41.2% declined 20 bps from the first quarter of 2014. Earnings per diluted common share rose $0.46, or 10%, from the first quarter of 2014.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. Management also uses non-GAAP financial measures as a benchmark to compare its performance with other companies and to enhance the comparability of this information for the reporting periods presented. Non-GAAP measures may pose limitations because they do not include all of BlackRock’s revenue and expense. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance. Adjustments to GAAP financial measures (“non-GAAP adjustments”) include certain items management deems nonrecurring or occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

	Three Months Ended March 31,
(in millions)	2015	2014
Operating income, GAAP basis	$1,067	$1,051
Non-GAAP expense adjustments:
PNC LTIP funding obligation	8	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	2	3

Operating income, as adjusted	1,077	1,062
Closed-end fund launch costs / commissions	-	-

Operating income used for operating margin measurement	$1,077	$1,062

Revenue, GAAP basis	$2,723	$2,670
Non-GAAP adjustments:
Distribution and servicing costs	(99)	(89)
Amortization of deferred sales commissions	(13)	(15)

Revenue used for operating margin measurement	$2,611	$2,566

Operating margin, GAAP basis	39.2%	39.4%

Operating margin, as adjusted	41.2%	41.4%

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

•	Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and related commissions. Management

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

	Three Months Ended March 31,
(in millions)	2015	2014
Nonoperating income (expense), GAAP basis	$51	$17
Less: Net income (loss) attributable to NCI	38	(12)

Nonoperating income (expense), net of NCI	13	29
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(3)

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$11	$26

(3) Net income attributable to BlackRock, as adjusted:

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Net income attributable to BlackRock, GAAP basis	$822	$756
Non-GAAP adjustments, net of tax:
PNC LTIP funding obligation	5	6
Income tax matters	3	-

Net income attributable to BlackRock, as adjusted	$830	$762

Diluted weighted-average common shares outstanding(4)	169.7	171.9
Diluted earnings per common share, GAAP basis(4)	$4.84	$4.40
Diluted earnings per common share, as adjusted(4)	$4.89	$4.43

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

AUM and Net Inflows (Outflows) by Client Type

	AUM			Net Inflows (Outflows)
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
Retail	$550,980	$534,329	$508,717	$14,172	$55,114
iShares	1,074,130	1,024,228	930,380	35,478	128,321
Institutional:
Active	984,282	959,160	939,654	17,984	20,174
Index	1,854,205	1,816,124	1,726,855	2,806	21,358

Total institutional	2,838,487	2,775,284	2,666,509	20,790	41,532

Total long-term	4,463,597	4,333,841	4,105,606	70,440	224,967

Cash management	292,495	296,353	263,533	561	38,690
Advisory(1)	18,100	21,701	31,786	(2,297)	(11,697)

Total	$4,774,192	$4,651,895	$4,400,925	$68,704	$251,960

AUM and Net Inflows (Outflows) by Product Type

	AUM			Net Inflows (Outflows)
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
Equity	$2,527,130	$2,451,111	$2,347,934	$20,941	$69,520
Fixed income	1,428,480	1,393,653	1,289,014	36,289	117,072
Multi-asset	395,312	377,837	353,231	12,792	36,706
Alternatives
Core	89,086	88,006	87,865	(201)	926
Currency and commodities(2)	23,589	23,234	27,562	619	743

Subtotal	112,675	111,240	115,427	418	1,669

Total long-term	4,463,597	4,333,841	4,105,606	70,440	224,967

Cash management	292,495	296,353	263,533	561	38,690
Advisory(1)	18,100	21,701	31,786	(2,297)	(11,697)

Total	$4,774,192	$4,651,895	$4,400,925	$68,704	$251,960

AUM and Net Inflows (Outflows) by Investment Style

	AUM			Net Inflows (Outflows)
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
Active	$1,496,210	$1,453,613	$1,417,546	$31,547	$66,131
Index and iShares	2,967,387	2,880,228	2,688,060	38,893	158,836

Total long-term	4,463,597	4,333,841	4,105,606	70,440	224,967

Cash management	292,495	296,353	263,533	561	38,690
Advisory(1)	18,100	21,701	31,786	(2,297)	(11,697)

Total	$4,774,192	$4,651,895	$4,400,925	$68,704	$251,960

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended March 31, 2015

The following table presents the component changes in AUM by client type and product for the quarter ended March 31, 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	March 31, 2015	Average AUM(3)
Retail:
Equity	$200,445	$332	$-	$5,102	($4,173)	$201,706	$201,052
Fixed income	189,820	12,787	-	962	(2,164)	201,405	195,821
Multi-asset	125,341	1,402	-	2,426	(767)	128,402	127,031
Alternatives	18,723	(349)	1,293	296	(496)	19,467	18,671

Retail subtotal	534,329	14,172	1,293	8,786	(7,600)	550,980	542,575
iShares:
Equity	790,067	16,725	-	28,200	(10,656)	824,336	804,294
Fixed income	217,671	18,595	-	2,591	(5,674)	233,183	228,005
Multi-asset	1,773	(18)	-	30	(13)	1,772	1,827
Alternatives	14,717	176	-	49	(103)	14,839	14,954

iShares subtotal	1,024,228	35,478	-	30,870	(16,446)	1,074,130	1,049,080
Institutional:
Active:
Equity	125,143	168	-	6,206	(3,481)	128,036	126,662
Fixed income	518,590	5,723	-	9,546	(7,742)	526,117	525,711
Multi-asset	242,913	11,717	-	12,549	(10,095)	257,084	250,197
Alternatives	72,514	376	-	1,094	(939)	73,045	72,734

Active subtotal	959,160	17,984	-	29,395	(22,257)	984,282	975,304
Index:
Equity	1,335,456	3,716	-	53,361	(19,481)	1,373,052	1,354,904
Fixed income	467,572	(816)	-	16,183	(15,164)	467,775	469,931
Multi-asset	7,810	(309)	-	818	(265)	8,054	7,928
Alternatives	5,286	215	-	(27)	(150)	5,324	5,359

Index subtotal	1,816,124	2,806	-	70,335	(35,060)	1,854,205	1,838,122

Institutional subtotal	2,775,284	20,790	-	99,730	(57,317)	2,838,487	2,813,426

Long-term	4,333,841	70,440	1,293	139,386	(81,363)	4,463,597	$4,405,081

Cash management	296,353	561	-	(42)	(4,377)	292,495
Advisory(4)	21,701	(2,297)	-	526	(1,830)	18,100

Total	$4,651,895	$68,704	$1,293	$139,870	($87,570)	$4,774,192

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the three months ended March 31, 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	March 31, 2015	Average AUM(3)
Equity:
Active	$292,802	$546	$-	$11,445	($6,675)	$298,118	$295,297
iShares	790,067	16,725	-	28,200	(10,656)	824,336	804,294
Non-ETF index	1,368,242	3,670	-	53,224	(20,460)	1,404,676	1,387,321

Equity subtotal	2,451,111	20,941	-	92,869	(37,791)	2,527,130	2,486,912
Fixed income:
Active	701,324	17,855	-	10,447	(9,532)	720,094	714,317
iShares	217,671	18,595	-	2,591	(5,674)	233,183	228,005
Non-ETF index	474,658	(161)	-	16,244	(15,538)	475,203	477,146

Fixed income subtotal	1,393,653	36,289	-	29,282	(30,744)	1,428,480	1,419,468
Multi-asset	377,837	12,792	-	15,823	(11,140)	395,312	386,983
Alternatives:
Core	88,006	(201)	1,293	1,425	(1,437)	89,086	88,062
Currency and commodities(4)	23,234	619	-	(13)	(251)	23,589	23,656

Alternatives subtotal	111,240	418	1,293	1,412	(1,688)	112,675	111,718

Long-term	4,333,841	70,440	1,293	139,386	(81,363)	4,463,597	$4,405,081

Cash management	296,353	561	-	(42)	(4,377)	292,495
Advisory(5)	21,701	(2,297)	-	526	(1,830)	18,100

Total	$4,651,895	$68,704	$1,293	$139,870	($87,570)	$4,774,192

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $122.3 billion, or 3%, to $4.774 trillion at March 31, 2015 from $4.652 trillion at December 31, 2014, driven largely by net market appreciation and positive net inflows, partially offset by negative foreign exchange movements.

Net market appreciation of $139.9 billion included $92.9 billion from equity products due to higher U.S. and global equity markets and $29.3 billion from fixed income products.

AUM decreased $87.6 billion from foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the euro and pound sterling.

Net Inflows (Outflows).    Net inflows of $68.7 billion reflected $70.4 billion of long-term net inflows across all client types, including $35.5 billion, $20.8 billion and $14.2 billion from iShares, institutional and retail clients, respectively. Net inflows in long-term products of $70.4 billion reflected the following:

•

iShares net inflows of $35.5 billion, which were led by fixed income net inflows of $18.6 billion, diversified across exposures and geographies. Equity net inflows of $16.7 billion were driven by the Core Series as well as demand for European equities;

•

Active fixed income net inflows of $17.9 billion, which were led by retail active fixed income net inflows of $12.1 billion. Active fixed income net inflows were diversified across exposures, and included strong flows into the unconstrained Strategic Income Opportunities fund, high yield and the Total Return fund. Institutional active fixed income net inflows of $5.7 billion were driven by unconstrained and total return mandates; and

•

Multi-asset net inflows of $12.8 billion were driven by $11.7 billion of institutional active net inflows, reflecting strong solutions-based insurance wins and ongoing demand for the LifePath® target-date product suite.

Cash Management Net Inflows.    Cash management net inflows of $0.6 billion were primarily comprised of net inflows from EMEA institutional clients concentrated in offshore funds, partially offset by net outflows from Americas institutional clients from prime and government strategies.

Advisory Net Outflows.    Advisory net outflows of $2.3 billion were driven by portfolio liquidations.

Component Changes in AUM for the Twelve Months Ended March 31, 2015

The following table presents the component changes in AUM by client type and product for the twelve months ended March 31, 2015.

(in millions)	March 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	March 31, 2015	Average AUM(3)
Retail:
Equity	$208,238	($269)	$-	$4,219	($10,482)	$201,706	$206,939
Fixed income	160,448	43,724	-	1,806	(4,573)	201,405	180,458
Multi-asset	121,548	11,131	-	(2,418)	(1,859)	128,402	125,831
Alternatives	18,483	528	1,293	316	(1,153)	19,467	18,897

Retail subtotal	508,717	55,114	1,293	3,923	(18,067)	550,980	532,125
iShares:
Equity	723,973	75,417	-	48,942	(23,996)	824,336	775,337
Fixed income	188,022	51,979	-	4,635	(11,453)	233,183	210,296
Multi-asset	1,437	311	-	45	(21)	1,772	1,649
Alternatives	16,948	614	-	(2,450)	(273)	14,839	16,090

iShares subtotal	930,380	128,321	-	51,172	(35,743)	1,074,130	1,003,372
Institutional:
Active:
Equity	132,374	(10,447)	-	14,632	(8,523)	128,036	129,656
Fixed income	509,692	5,802	-	32,841	(22,218)	526,117	520,137
Multi-asset	223,865	24,701	-	30,326	(21,808)	257,084	241,399
Alternatives	73,723	118	-	1,911	(2,707)	73,045	72,917

Active subtotal	939,654	20,174	-	79,710	(55,256)	984,282	964,109
Index:
Equity	1,283,349	4,819	-	141,113	(56,229)	1,373,052	1,331,971
Fixed income	430,852	15,567	-	59,601	(38,245)	467,775	453,205
Multi-asset	6,381	563	-	2,124	(1,014)	8,054	7,284
Alternatives	6,273	409	-	(997)	(361)	5,324	5,948

Index subtotal	1,726,855	21,358	-	201,841	(95,849)	1,854,205	1,798,408

Institutional subtotal	2,666,509	41,532	-	281,551	(151,105)	2,838,487	2,762,517

Long-term	4,105,606	224,967	1,293	336,646	(204,915)	4,463,597	$4,298,014

Cash management	263,533	38,690	-	546	(10,274)	292,495
Advisory(4)	31,786	(11,697)	-	1,400	(3,389)	18,100

Total	$4,400,925	$251,960	$1,293	$338,592	($218,578)	$4,774,192

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the twelve months ended March 31, 2015.

(in millions)	March 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	March 31, 2015	Average AUM(3)
Equity:
Active	$314,850	($17,420)	$-	$17,196	($ 16,508)	$298,118	$306,332
iShares	723,973	75,417	-	48,942	(23,996)	824,336	775,337
Non-ETF index	1,309,111	11,523	-	142,768	(58,726)	1,404,676	1,362,234

Equity subtotal	2,347,934	69,520	-	208,906	(99,230)	2,527,130	2,443,903
Fixed income:
Active	665,151	47,006	-	33,861	(25,924)	720,094	694,165
iShares	188,022	51,979	-	4,635	(11,453)	233,183	210,296
Non-ETF index	435,841	18,087	-	60,387	(39,112)	475,203	459,635

Fixed income subtotal	1,289,014	117,072	-	98,883	(76,489)	1,428,480	1,364,096
Multi-asset	353,231	36,706	-	30,077	(24,702)	395,312	376,163
Alternatives:
Core	87,865	926	1,293	2,426	(3,424)	89,086	88,189
Currency and commodities(4)	27,562	743	-	(3,646)	(1,070)	23,589	25,663

Alternatives subtotal	115,427	1,669	1,293	(1,220)	(4,494)	112,675	113,852

Long-term	4,105,606	224,967	1,293	336,646	(204,915)	4,463,597	$4,298,014

Cash management	263,533	38,690	-	546	(10,274)	292,495
Advisory(5)	31,786	(11,697)	-	1,400	(3,389)	18,100

Total	$4,400,925	$251,960	$1,293	$338,592	($218,578)	$4,774,192

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $373.3 billion, or 8%, to $4.774 trillion at March 31, 2015 from $4.401 trillion at March 31, 2014, driven largely by net market appreciation and positive net inflows, partially offset by negative foreign exchange movements.

Net market appreciation of $338.6 billion reflected $208.9 billion of growth from equity products, primarily due to higher U.S. and global equity markets, and net appreciation in fixed income and multi-asset products of $98.9 billion and $30.1 billion, respectively, across the majority of strategies.

AUM decreased $218.6 billion from foreign exchange movements primarily resulting from the strengthening of the U.S. dollar, largely against the euro, pound sterling and Japanese yen.

Net Inflows (Outflows).    Net inflows of $252.0 billion reflected $225.0 billion of long-term net inflows across all client types, including $128.3 billion, $55.1 billion and $41.5 billion from iShares, retail and institutional clients, respectively. Net inflows in long-term products of $225.0 billion reflected the following:

Net Inflows

•

iShares net inflows of $128.3 billion, including equity iShares and fixed income iShares net inflows of $75.4 billion and $52.0 billion, respectively. Equity iShares net inflows were led by the Core Series and developed-markets equity offerings. Strong demand for local currency and U.S. Sector-specific mandates drove fixed income iShares net inflows;

•

Active fixed income net inflows of $47.0 billion, led by retail active fixed income net inflows of $41.2 billion, which reflected strong interest in unconstrained fixed income, high yield and core bond offerings;

•

Multi-asset net inflows of $36.7 billion, led by $24.7 billion of institutional active net inflows, which reflected strong demand for the LifePath target-date series, the dynamic diversified growth strategy and solutions-based insurance mandates. Retail net inflows of $11.1 billion were concentrated in Multi-Asset Income funds;

•	Non-ETF index fixed income net inflows of $18.1 billion, driven by strong demand for local currency and U.S. core strategies; and
•	Non-ETF index equity net inflows of $11.5 billion, driven by net inflows into global mandates, partially offset by outflows from U.S. equity strategies.

Net Outflows

•	Active equity net outflows of $17.4 billion, driven by fundamental equity outflows of $16.4 billion.

Cash Management Net Inflows.    Cash management net inflows of $38.7 billion were primarily comprised of net inflows from Americas institutional clients into government strategies and net inflows from EMEA institutional clients in offshore funds.

Advisory Net Outflows.    Advisory net outflows of $11.7 billion were driven by portfolio liquidations.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2015 and 2014 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Revenue

	Three Months Ended March 31,
(in millions)	2015	2014
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$422	$463
iShares	684	634
Non-ETF index	163	158

Equity subtotal	1,269	1,255
Fixed income:
Active	373	324
iShares	130	113
Non-ETF index	68	58

Fixed income subtotal	571	495
Multi-asset	304	286
Alternatives:
Core	154	159
Currency and commodities	19	22

Alternatives subtotal	173	181

Long-term	2,317	2,217
Cash management	73	74

Total base fees	2,390	2,291
Investment advisory performance fees:
Equity	37	22
Fixed income	4	8
Multi-asset	8	3
Alternatives	59	125

Total	108	158
BlackRock Solutions and advisory	147	154
Distribution fees	17	19
Other revenue	61	48

Total revenue	$2,723	$2,670

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Equity:
Active	17%	20%	7%	7%
iShares	29%	28%	17%	17%
Non-ETF index	7%	7%	29%	30%

Equity subtotal	53%	55%	53%	54%
Fixed income:
Active	16%	14%	15%	15%
iShares	5%	5%	5%	4%
Non-ETF index	3%	3%	10%	10%

Fixed income subtotal	24%	22%	30%	29%
Multi-asset	13%	12%	8%	8%
Alternatives:
Core	6%	7%	2%	2%
Currency and commodities	1%	1%	1%	1%

Alternatives subtotal	7%	8%	3%	3%

Long-term	97%	97%	94%	94%

Cash management	3%	3%	6%	6%

Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenue increased $53 million, or 2%, from the first quarter of 2014, reflecting strong organic growth and market appreciation, which outpaced the impact of divergent beta and foreign exchange movements, partially offset by a decline in performance fees.

Investment advisory, administration fees and securities lending revenue of $2,390 million for the current quarter increased $99 million from $2,291 million in the first quarter of 2014 driven by strong organic growth and market appreciation, which outpaced the impact of divergent beta and foreign exchange movements. Securities lending fees of $114 million in the current quarter increased $9 million from the first quarter of 2014, primarily reflecting an increase in average balances of securities on loan.

Investment advisory performance fees of $108 million in the current quarter decreased $50 million from the first quarter of 2014, primarily due to the impact of a large fee associated with the liquidation of a closed-end mortgage fund in last year’s first quarter.

BlackRock Solutions and advisory revenue of $147 million in the current quarter decreased $7 million from $154 million in the first quarter of 2014 due to reduced Financial Markets Advisory Services (“FMA”) revenue from disposition-related advisory assignments, partially offset by higher revenue from the Aladdin platform. BlackRock Solutions and advisory revenue included $126 million in Aladdin revenue in the current quarter compared with $112 million in the first quarter of 2014.

Expense

	Three Months Ended March 31,
(in millions)	2015	2014
Expense, GAAP:
Employee compensation and benefits	$981	$982
Distribution and servicing costs	99	89
Amortization of deferred sales commissions	13	15
Direct fund expense	189	179
General and administration:
Marketing and promotional	95	89
Occupancy and office related	67	62
Portfolio services	54	50
Technology	41	41
Professional services	29	25
Communications	9	10
Other general and administration	44	36

Total general and administration expense	339	313
Amortization of intangible assets	35	41

Total expense, GAAP	$1,656	$1,619

Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	8	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	2	3

Total non-GAAP expense adjustments	10	11
Expense, as adjusted:
Employee compensation and benefits	971	971
Distribution and servicing costs	99	89
Amortization of deferred sales commissions	13	15
Direct fund expense	189	179
General and administration	339	313
Amortization of intangible assets	35	41

Total expense, as adjusted	$1,646	$1,608

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

GAAP.    Expense increased $37 million, or 2%, from the first quarter of 2014, primarily reflecting higher general and administration expense.

Employee compensation and benefits expense decreased $1 million from the first quarter of 2014, reflecting the impact of foreign exchange movements, partially offset by higher headcount. Employees at March 31, 2015 totaled approximately 12,300 compared with approximately 11,500 at March 31, 2014.

Distribution and servicing costs totaled $99 million in the current quarter compared with $89 million in the first quarter of 2014. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the first quarter of 2015 and 2014 included $47 million and $46 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense increased $26 million from the first quarter of 2014, primarily reflecting higher marketing and promotional expense, higher portfolio and professional services expense, and the impact of a benefit from the reversal of a real estate-related retirement obligation which was no longer required to be funded in last year’s first quarter.

As Adjusted.    Expense, as adjusted, increased $38 million, or 2%, to $1,646 million in the current quarter from $1,608 million in the first quarter of 2014. The increase in total expense, as adjusted, is primarily attributable to higher general and administration expense.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the quarters ended March 31, 2015 and 2014 was as follows:

	Three Month Ended March 31,
(in millions)	2015	2014
Nonoperating income (expense), GAAP basis(1)	$51	$17
Less: Net income (loss) attributable to NCI	38	(12)

Nonoperating income (expense)(2)	13	29
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(3)

Nonoperating income (expense), as adjusted(2)	$11	$26

(1)	Amounts included gains of $35 million and losses of $16 million attributable to consolidated variable interest entities (“VIEs”) for the three months ended March 31, 2015 and 2014, respectively.
(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the quarters ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net gain (loss) on investments(1)
Private equity	$1	$44
Real estate	2	2
Other alternatives(2)	4	21
Other investments(3)	6	2

Subtotal	13	69
Other gains(4)	45	-
Investments related to deferred compensation plans	2	3

Total net gain (loss) on investments(1)	60	72
Interest and dividend income	4	10
Interest expense	(51)	(53)

Net interest expense	(47)	(43)

Total nonoperating income (expense)(1)	13	29
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(3)

Nonoperating income (expense), as adjusted(1)	$11	$26

(1)	Net of net income (loss) attributable to NCI.
(2)

Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions. The prior year quarter also included net gains related to opportunistic credit strategies.

(3)	Amounts include net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.
(4)	Amount primarily includes a gain related to the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

BlackRock Kelso Capital Advisors LLC.    On March 6, 2015, BlackRock acquired certain assets related to managing BlackRock Capital Investment Corporation (formerly known as BlackRock Kelso Capital Corporation) from BlackRock Kelso Capital Advisors LLC (“BKCA”). In connection with the acquisition, BlackRock recorded a noncash, nonoperating, pre-tax gain of $40 million related to the fair value of its pre-existing interest in BKCA. See Note 8, Goodwill, and Note 9, Intangible Assets, for further discussion on the BKCA acquisition.

Net gains on investments of $60 million in the current quarter decreased $12 million from the first quarter of 2014 due to lower positive marks in the first quarter of 2015.

Income Tax Expense

(in millions)	GAAP Three Months Ended March 31,		As adjusted Three Months Ended March 31,
	2015	2014	2015	2014
Income before income taxes(1)	$1,080	$1,080	$1,088	$1,088
Income tax expense	$258	$324	$258	$326
Effective tax rate	23.9%	30.0%	23.7%	30.0%

(1)	Net of net income (loss) attributable to NCI.

Income tax expense in the first quarter of 2015 benefited from $69 million of nonrecurring items.

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

In addition, the Company records on its condensed consolidated statements of financial condition the separate account collateral received under BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

Consolidated VIEs

At March 31, 2015, BlackRock’s consolidated VIEs included multiple CLOs and one private investment fund. The assets of these VIEs are not available to creditors of the Company and the Company has no obligation to settle the liabilities of the VIEs. While BlackRock has no material economic interest in these assets or liabilities, BlackRock earns an investment advisory fee, as well as a potential performance fee, for the service of managing these assets on behalf of clients. See Note 2, Significant Accounting Policies- Recent Accounting Pronouncements Not Yet Adopted, for further information on ASU 2015-02.

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds primarily because it is deemed to control such funds. The Company can not readily access cash and cash equivalents held by consolidated sponsored investment funds to use in its operating activities. In addition, the Company can not readily sell investments held by consolidated sponsored investment funds in order to obtain cash for use in the Company’s operations.

	March 31, 2015
		Segregated client assets generating advisory fees in which BlackRock has no economic interest or liability
(in millions)	GAAP Basis	Separate Account Assets/ Collateral	Consolidated VIEs	Consolidated Sponsored Investment Funds	As Adjusted
Assets
Cash and cash equivalents	$4,293	$-	$-	$180	$4,113
Accounts receivable	2,836	-	-	-	2,836
Investments	2,204	-	-	165	2,039
Assets of consolidated VIEs	4,174	-	4,174	-	-
Separate account assets and collateral held under securities lending agreements	197,413	197,413	-	-	-
Other assets(1)	1,390	-	-	46	1,344

Subtotal	212,310	197,413	4,174	391	10,332
Goodwill and intangible assets, net	30,404	-	-	-	30,404

Total assets	$242,714	$197,413	$4,174	$391	$40,736

Liabilities
Accrued compensation and benefits	$684	$-	$-	$-	$684
Accounts payable and accrued liabilities	1,714	-	-	-	1,714
Liabilities of consolidated VIEs	4,146	-	4,146	-	-
Borrowings	4,938	-	-	-	4,938
Separate account liabilities and collateral liabilities under securities lending agreements	197,413	197,413	-	-	-
Deferred income tax liabilities	5,077	-	-	-	5,077
Other liabilities	1,086	-	-	122	964

Total liabilities	215,058	197,413	4,146	122	13,377

Equity
Total stockholders’ equity(2)	27,375	-	16	-	27,359
Noncontrolling interests	281	-	12	269	-

Total equity	27,656	-	28	269	27,359

Total liabilities and equity	$242,714	$197,413	$4,174	$391	$40,736

(1)	Amounts include property and equipment and other assets.
(2)	GAAP amount includes $16 million of appropriated retained earnings related solely to consolidated CLOs in which the Company has no equity exposure.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2015 and December 31, 2014 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.    Cash and cash equivalents at March 31, 2015 and December 31, 2014 included $180 million and $120 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2015).

Accounts receivable at March 31, 2015 increased $716 million from December 31, 2014 due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments increased $283 million from December 31, 2014 (for more information see Investments herein). Goodwill and intangible assets increased $99 million from December 31, 2014, primarily due to the BKCA acquisition, partially offset by $35 million of amortization of intangible assets. Other assets (including property, plant and equipment) increased $222 million from December 31, 2014, primarily related to an increase in property and equipment, and an increase in current taxes receivable and other assets.

Liabilities.    Accrued compensation and benefits at March 31, 2015 decreased $1,181 million from December 31, 2014, primarily due to 2014 incentive compensation cash payments in the first quarter of 2015, partially offset by the effect of 2015 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2015 increased $679 million from December 31, 2014 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expense.

Net deferred income tax liabilities at March 31, 2015 increased $88 million, primarily due to the effects of temporary differences associated with stock compensation and the BKCA acquisition. Other liabilities increased $200 million from December 31, 2014, primarily resulting from an increase in consolidated funds and other operating liabilities.

Investments

Investments totaled $2,204 million at March 31, 2015 and $1,921 million at December 31, 2014. Investments include consolidated investments held by sponsored investment funds deemed to be controlled by BlackRock. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	March 31, 2015	December 31, 2014
Total investments, GAAP	$2,204	$1,921
Investments held by consolidated sponsored investment funds(1)	(1,042)	(713)
Net exposure to consolidated investment funds	877	696

Total investments, as adjusted	2,039	1,904
Federal Reserve Bank stock	(92)	(92)
Carried interest	(91)	(85)
Deferred compensation investments	(87)	(85)
Hedged investments	(358)	(323)

Total “economic” investment exposure	$1,411	$1,319

(1)

At March 31, 2015 and December 31, 2014, approximately $1,042 million and $713 million, respectively, of BlackRock’s total GAAP investments were held in sponsored investment funds that were deemed to be controlled by BlackRock in accordance with GAAP, and, therefore, are consolidated even though BlackRock may not economically own a majority of such funds.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
Private equity	$358	$314
Real estate	118	117
Other alternatives(1)	247	289
Other investments(2)	688	599

Total “economic” investment exposure	$1,411	$1,319

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income and equity funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2015 was as follows:

(in millions)
Investments, as adjusted, December 31, 2014	$1,904
Purchases/capital contributions	330
Sales/maturities	(181)
Distributions(1)	(32)
Market valuations/earnings from equity method investments	12
Carried interest capital allocations	6

Investments, as adjusted, March 31, 2015	$2,039

(1)	Amounts include distributions representing return of capital and return on investments

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment funds and consolidated VIEs:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds and VIEs
Cash and cash equivalents, December 31, 2014	$5,723	$120	$-	$5,603
Cash flows from operating activities	(490)	(61)	32	(461)
Cash flows from investing activities	(99)	12	-	(111)
Cash flows from financing activities	(748)	109	(32)	(825)
Effect of exchange rate changes on cash and cash equivalents	(93)	-	-	(93)

Net change in cash and cash equivalents	(1,430)	60	-	(1,490)

Cash and cash equivalents, March 31, 2015	$4,293	$180	$-	$4,113

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from BlackRock Solutions and advisory products and services, other revenue and distribution fees. BlackRock uses its cash to pay all operating expense, interest and principal on borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

Cash flows from operating activities, excluding the impact of consolidated sponsored investment funds and VIEs, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash outflows from investing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2015 were $111 million and primarily reflected $103 million of investment purchases, $98 million of purchases of property and equipment and $88 million related to the BKCA acquisition, partially offset by $169 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of consolidated sponsored investment funds and VIEs, for the three months ended March 31, 2015 were $825 million, primarily resulting from $498 million of share repurchases, including $275 million in open market transactions and $223 million of employee tax withholdings related to employee stock transactions and $389 million of cash dividend payments, partially offset by $55 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2015 and December 31, 2014 were as follows:

(in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$4,293	$5,723
Cash and cash equivalents held by consolidated sponsored investment funds(1)	(180)	(120)

Subtotal	4,113	5,603
Credit facility – undrawn	4,000	3,990

Total liquidity	$8,113	$9,593

(1)	The Company can not readily access such cash to use in its operating activities.

Total liquidity decreased $1,480 million during the three months ended March 31, 2015, primarily reflecting cash payments of 2014 year-end incentive awards, share repurchases of $498 million and cash dividend payments.

A significant portion of the Company’s $2,039 million of total investments, as adjusted, is illiquid in nature and, as such, can not be readily convertible to cash.

Share Repurchases.    The Company repurchased 0.8 million common shares in open market-transactions under the share repurchase program for approximately $275 million during the three months ended March 31, 2015.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock. At March 31, 2015, there were 8.6 million shares still authorized to be repurchased.

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

The Company was required to maintain approximately $1.1 billion at both March 31, 2015 and December 31, 2014 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2015 Revolving Credit Facility.    In April 2015, the Company’s credit facility was amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program.    The maximum aggregate amount for which the Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time is $3.990 billion. The commercial paper program is currently supported by the 2015 credit facility. At March 31, 2015 and December 31, 2014, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2015, the principal amount of long-term borrowings outstanding was $4.950 billion. See Note 12, Borrowings, in the 2014 Form 10-K for more information on borrowings outstanding as of December 31, 2014. During the quarter ended March 31, 2015, the Company paid approximately $39 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2015 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2015	$750	$ 152	$902
2016	-	186	186
2017	700	186	886
2018	-	142	142
2019	1,000	142	1,142
2020	-	92	92
Thereafter	2,500	177	2,677

Total	$4,950	$1,077	$6,027

In May 2015, the Company issued €700 million (or approximately $760 million based on an exchange rate of $1.09 per €1) of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are expected to be listed on the New York Stock Exchange. The net proceeds of the 2025 Notes will be used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The 2025 Notes were issued at a discount of approximately $3 million.

Investment Commitments.    At March 31, 2015, the Company had $353 million of various capital commitments to fund sponsored investment funds, including funds of private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $353 million, the Company had approximately $30 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with the acquisition of Credit Suisse’s ETF franchise, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. BlackRock is required to make contingent payments related to the acquisition of MGPA during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments in connection with the BKCA acquisition over a three-year period, subject to the acquired business achieving specified performance targets. The fair value of the remaining aggregate contingent payments at March 31, 2015 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential losses resulting from a borrower’s failure to fulfill its obligations should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligations under the securities lending agreement. At March 31, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $153.9 billion. The Company held, as agent, cash and securities totaling $164.4 billion as collateral for indemnified securities on loan at March 31, 2015. The fair value of these indemnified securities was not material at March 31, 2015.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K and Note 2, Significant Accounting Policies, in the 2014 Form 10-K for further information.

Consolidation of Variable Interest Entities.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, including collateralized debt obligations (“CDOs”) or CLOs and sponsored investment funds, which may be considered VIEs. At March 31, 2015, the Company’s consolidated VIEs consisted primarily of CLOs.

CLOs.    At March 31, 2015, BlackRock was the manager of over 20 CLOs/CDOs and other securitization entities. BlackRock was determined to be the primary beneficiary (“PB”) for certain of these CLOs that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities of the CLOs that most significantly impact the entities’ economic performance and has the right to receive benefits that potentially could be significant to the VIE. At March 31, 2015, the Company had $4,162 million and $4,146 million in assets and liabilities, respectively, on its condensed consolidated statement of financial condition related to these consolidated CLOs. The Company recorded appropriated retained earnings for the difference between the assets and liabilities of the CLOs recorded on the condensed consolidated statement of financial condition as the CLO noteholders ultimately will receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Changes in the fair value of the assets and liabilities of these CLOs have no impact on net income attributable to BlackRock or its cash flows. Excluding outstanding management fee receivables, the Company has no risk of loss related to its involvement with these VIEs. See Note 2, Significant Accounting Policies-Recent Accounting Pronouncements Not Yet Adopted, for further information on ASU 2015-02.

Fair Value Measurements.    The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the Company’s condensed consolidated financial statements contained in Part I, Item 1 of this filing for more information on fair value measurements.

Level 3 inputs include the most currently available information, including capital account balances for its partnership interests in various alternative investments, which may be adjusted by using the returns of certain market indices. Certain investments that are valued using net asset values and are subject to current redemption restrictions that will not be lifted in the near term are included in Level 3. BlackRock’s $588 million of Level 3 investments, or 27% of total GAAP investments at March 31, 2015, primarily included co-investments in private equity funds of funds and private equity funds, funds of hedge funds as well as alternative hedge funds that invest in distressed credit, opportunistic funds and mortgage securities and real estate equity products. Many of these investees are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund, which could include BlackRock employees. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information, including independent appraisals from third-party sources. However, in some instances current valuation information, for illiquid securities or securities in markets that are not active, may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations to value these investments.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2015 and December 31, 2014, the Company had $115 million and $105 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014
Beginning balance	$105	$108
Net additional allocations	12	18
Performance fee revenue recognized	(2)	(54)

Ending balance	$115	$72

Accounting Developments

For recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2015, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2015, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $260 million and $99 million, respectively.

At March 31, 2015, approximately $1,042 million of BlackRock’s total investments were maintained in sponsored investment funds deemed to be controlled by BlackRock in accordance with GAAP and, therefore, are consolidated even though BlackRock may not own a majority of such funds. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,411 million. See Balance Sheet Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At March 31, 2015, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $707 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $70.7 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2015, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $704 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $13.7 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $179 million at March 31, 2015. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $17.9 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2015, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $215 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 20, 2015, the Securities and Exchange Commission (“SEC”) announced an agreement with BlackRock Advisors, LLC (“BlackRock Advisors”), a subsidiary of BlackRock, Inc. (“BlackRock”), to settle charges relating to BlackRock Advisors’ handling and disclosure of a former portfolio manager’s personal investments and involvement in a family business. On June 27, 2014, BlackRock announced that it had received a written “Wells Notice” from the SEC staff indicating the staff’s preliminary determination to recommend that the SEC file an action against BlackRock Advisors. As part of the settlement with the SEC, BlackRock Advisors agreed to pay a $12 million penalty and consent to the entry of an Administrative Order containing findings that BlackRock Advisors violated Sections 206(2) and (4) of the Investment Advisers Act of 1940 and Rule 206(4)-7 thereunder, as well as causing a violation of Rule 38a-1 of the Investment Company Act of 1940 and ordering BlackRock Advisors to cease and desist from committing or causing any violations and any future violations of those provisions. BlackRock neither admitted nor denied the SEC’s findings. As part of the settlement, BlackRock will be required to retain an independent compliance consultant to review its outside activity policy and any related conflicts. BlackRock does not expect this matter to have a material adverse effect on its results of operations, financial position or cash flows.

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited (collectively, the “Defendants”) under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the Defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by Defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by Defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. On March 25, 2015, Defendants’ motion to dismiss the Consolidated Complaint was denied. The Defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of these and other regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2015 through January 31, 2015	887,906	(2)	$343.44	253,142	9,107,325

February 1, 2015 through February 28, 2015	459,309	(2)	$368.68	457,003	8,650,322

March 1, 2015 through March 31, 2015	63,064	(2)	$373.08	47,597	8,602,725

Total	1,410,279		$352.99	757,742

(1)

In January 2015, the Board of Directors approved an increase in the availability under the Company’s existing share repurchase program to allow for the repurchase of up to 9.4 million shares of BlackRock common stock with no stated expiration date.

(2)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6.      Exhibits

Exhibit No.	Description
4.1(1)

Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the

Indenture, dated as of September 17, 2007, between BlackRock, as issuer, and The Bank of New

York, as trustee, relating to senior debt securities.

10.1(2)	Amendment No. 4, dated as of April 2, 2015, to BlackRock, Inc.’s Five-Year Revolving Credit Agreement, dated as of March 10, 2011, as amended by Amendment No. 1 thereto, dated as of March 30, 2012, Amendment No. 2 thereto, dated as of March 28, 2013, and Amendment No. 3 thereto, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: May 8, 2015		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1(1)

Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the

Indenture, dated as of September 17, 2007, between BlackRock, as issuer, and The Bank of New

York, as trustee, relating to senior debt securities.

10.1(2)	Amendment No. 4, dated as of April 2, 2015, to BlackRock, Inc.’s Five-Year Revolving Credit Agreement, dated as of March 10, 2011, as amended by Amendment No. 1 thereto, dated as of March 30, 2012, Amendment No. 2 thereto, dated as of March 28, 2013, and Amendment No. 3 thereto, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015