Form 10-Q
period 2015-06-30
BlackRock Inc.
filed 2015-08-07
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 163,636,449 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial	Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except shares and per share data)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$ 4,907	$ 5,723
Accounts receivable	2,347	2,120
Investments	1,436	1,921
Assets of consolidated variable interest entities:
Cash and cash equivalents	64	278
Investments	901	3,320
Other assets	40	32
Separate account assets	162,911	161,287
Separate account collateral held under securities lending agreements	32,437	33,654
Property and equipment (net of accumulated depreciation of $635 and $587 at June 30, 2015 and December 31, 2014, respectively)	545	467
Intangible assets (net of accumulated amortization of $1,110 and $1,040 at June 30, 2015 and December 31, 2014, respectively)	17,394	17,344
Goodwill	12,970	12,961
Other assets	1,056	685

Total assets	$237,008	$239,792

Liabilities
Accrued compensation and benefits	$ 1,137	$ 1,865
Accounts payable and accrued liabilities	1,284	1,035
Liabilities of consolidated variable interest entities:
Borrowings	-	3,389
Other liabilities	192	245
Borrowings	4,947	4,922
Separate account liabilities	162,911	161,287
Separate account collateral liabilities under securities lending agreements	32,437	33,654
Deferred income tax liabilities	4,999	4,989
Other liabilities	971	886

Total liabilities	208,878	212,272

Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests (includes $162 million of redeemable noncontrolling interests of consolidated variable interest entities at June 30, 2015)	258	35
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at June 30, 2015 and December 31, 2014;
Shares issued: 171,252,185 at June 30, 2015 and December 31, 2014;
Shares outstanding: 164,244,192 and 164,786,788 at June 30, 2015 and December 31, 2014, respectively
Preferred stock (Note 15)	-	-
Additional paid-in capital	19,252	19,386
Retained earnings	11,052	10,164
Appropriated retained earnings	-	(19)
Accumulated other comprehensive loss	(339)	(273)
Treasury stock, common, at cost (7,007,993 and 6,465,397 shares held at June 30, 2015 and December 31, 2014, respectively)	(2,191)	(1,894)

Total BlackRock, Inc. stockholders’ equity	27,776	27,366
Nonredeemable noncontrolling interests (includes $95 million and $15 million of nonredeemable noncontrolling interests of consolidated variable interest entities at June 30, 2015 and December 31, 2014, respectively)	96	119

Total permanent equity	27,872	27,485

Total liabilities, temporary equity and permanent equity	$237,008	$239,792

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,766	$1,689	$3,447	$3,300
Other third parties	768	745	1,477	1,425

Total investment advisory, administration fees and securities lending revenue	2,534	2,434	4,924	4,725
Investment advisory performance fees	136	115	244	273
BlackRock Solutions and advisory	161	146	308	300
Distribution fees	13	18	30	37
Other revenue	61	65	122	113

Total revenue	2,905	2,778	5,628	5,448
Expense
Employee compensation and benefits	1,012	948	1,993	1,930
Distribution and servicing costs	105	89	204	178
Amortization of deferred sales commissions	12	14	25	29
Direct fund expense	191	187	380	366
General and administration	312	377	651	690
Amortization of intangible assets	35	41	70	82

Total expense	1,667	1,656	3,323	3,275

Operating income	1,238	1,122	2,305	2,173
Nonoperating income (expense)
Net gain (loss) on investments	(6)	45	53	121
Net gain (loss) on consolidated variable interest entities	12	28	16	12
Interest and dividend income	5	3	9	13
Interest expense	(52)	(60)	(103)	(113)

Total nonoperating income (expense)	(41)	16	(25)	33

Income before income taxes	1,197	1,138	2,280	2,206
Income tax expense	371	297	629	621

Net income	826	841	1,651	1,585
Less:
Net income (loss) attributable to redeemable noncontrolling interests	3	1	7	2
Net income (loss) attributable to nonredeemable noncontrolling interests	4	32	3	19

Net income attributable to BlackRock, Inc.	$819	$808	$1,641	$1,564

Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.92	$4.79	$9.84	$9.26
Diluted	$4.84	$4.72	$9.69	$9.12
Cash dividends declared and paid per share	$2.18	$1.93	$4.36	$3.86
Weighted-average common shares outstanding:
Basic	166,616,558	168,712,221	166,851,492	168,895,801
Diluted	169,114,759	171,150,153	169,418,964	171,540,018

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$826	$841	$1,651	$1,585
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax	(1)	4	(1)	4
Less: reclassification adjustment included in net income(1)	-	(2)	-	6

Net change from available-for-sale investments, net of tax	(1)	6	(1)	(2)
Benefit plans, net	-	-	(1)	-
Foreign currency translation adjustments(2)	101	30	(64)	38

Other comprehensive income (loss)	100	36	(66)	36

Comprehensive income	926	877	1,585	1,621
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	33	10	21

Comprehensive income attributable to BlackRock, Inc.	$919	$844	$1,575	$1,600

(1)	The tax benefit (expense) was not material for the three and six months ended June 30, 2015 and 2014.
(2)	Amounts in the three and six months ended June 30, 2015 include gains from a net investment hedge of $7 million, net of tax of $4 million.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests(2)	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
December 31, 2014	$19,388	$10,164	($19)	($273)	($1,894)	$27,366	$119	$27,485	$35
Net income	-	1,641	-	-	-	1,641	3	1,644	7
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	-	-	19	-	-	19	(8)	11	194
Dividends paid	-	(753)	-	-	-	(753)	-	(753)	-
Stock-based compensation	269	-	-	-	-	269	-	269	-
Issuance of common shares related to employee stock transactions	(470)	-	-	-	480	10	-	10	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(227)	(227)	-	(227)	-
Shares repurchased	-	-	-	-	(550)	(550)	-	(550)	-
Net tax benefit (shortfall) from stock-based compensation	67	-	-	-	-	67	-	67	-
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	-	-	-	-	-	-	(12)	(12)	241
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	(6)	(6)	(219)
Other comprehensive income (loss)	-	-	-	(66)	-	(66)	-	(66)	-

June 30, 2015	$19,254	$11,052	$-	($339)	($2,191)	$27,776	$96	$27,872	$258

(1)	Amounts include $2 million of common stock at both June 30, 2015 and December 31, 2014.
(2)	Amounts include noncontrolling interests of consolidated variable interest entities (“VIEs”).

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2013	$19,475	$8,208	$22	($35)	($1,210)	$26,460	$135	$21	$26,616	$54
Net income	-	1,564	-	-	-	1,564	7	12	1,583	2
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	11	-	-	11	-	(11)	-	-
Dividends paid	-	(692)	-	-	-	(692)	-	-	(692)	-
Stock-based compensation	236	-	-	-	-	236	-	-	236	-
Issuance of common shares related to employee stock transactions	(621)	-	-	-	626	5	-	-	5	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(332)	(332)	-	-	(332)	-
Shares repurchased	-	-	-	-	(500)	(500)	-	-	(500)	-
Net tax benefit (shortfall) from stock-based compensation	93	-	-	-	-	93	-	-	93	-
Subscriptions (redemptions/distributions)-noncontrolling interest holders	-	-	-	-	-	-	(22)	(4)	(26)	184
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(193)
Other comprehensive income (loss)	-	-	-	36	-	36	-	-	36	-

June 30, 2014	$19,183	$9,080	$33	$1	($1,416)	$26,881	$120	$18	$27,019	$47

(1)	Amounts include $2 million of common stock at both June 30, 2014 and December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,651	$1,585
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	128	145
Amortization of deferred sales commissions	25	29
Stock-based compensation	269	236
Deferred income tax expense (benefit)	-	102
Other gains	(40)	-
Net (gains) losses on nontrading investments	6	(54)
Purchases of investments within consolidated sponsored investment funds	(1)	(139)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	1	84
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(14)	(209)
Net (gains) losses within consolidated VIEs	(16)	(12)
Net (purchases) proceeds within consolidated VIEs	(122)	(131)
(Earnings) losses from equity method investees	(51)	(92)
Distributions of earnings from equity method investees	25	22
Changes in operating assets and liabilities:
Accounts receivable	(253)	(1,964)
Investments, trading	(425)	(102)
Other assets	(291)	(234)
Accrued compensation and benefits	(732)	(668)
Accounts payable and accrued liabilities	233	2,011
Other liabilities	103	(77)

Cash flows from operating activities	496	532

Cash flows from investing activities
Purchases of investments	(162)	(239)
Proceeds from sales and maturities of investments	314	337
Distributions of capital from equity method investees	46	33
Net consolidations (deconsolidations) of sponsored investment funds	(81)	(3)
Acquisition	(88)	-
Purchases of property and equipment	(134)	(34)

Cash flows from investing activities	(105)	94

Cash flows from financing activities
Proceeds from long-term borrowings	787	997
Repayments of long-term borrowings	(750)	-
Cash dividends paid	(753)	(692)
Repurchases of common stock	(777)	(832)
Net proceeds from (repayments of) borrowings by consolidated VIEs	-	344
Net (redemptions/distributions paid) / subscriptions received from noncontrolling interests holders	229	158
Excess tax benefit from stock-based compensation	67	93
Other financing activities	6	(1)

Cash flows from financing activities	(1,191)	67

Effect of exchange rate changes on cash and cash equivalents	(16)	44

Net increase (decrease) in cash and cash equivalents	(816)	737
Cash and cash equivalents, beginning of period	5,723	4,390

Cash and cash equivalents, end of period	$4,907	$5,127

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$99	$100
Interest on borrowings of consolidated VIEs	$-	$48
Income taxes (net of refunds)	$708	$696
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$470	$621
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	($39)	($193)
Increase (decrease) in borrowings due to deconsolidation of VIEs	($3,389)	$-

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

At June 30, 2015, The PNC Financial Services Group, Inc. (“PNC”) held 21.0% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2015

Amendments to the Consolidation Analysis.    In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, (“ASU 2015-02”) that requires companies to reevaluate all legal entities under new consolidation guidance. The revised consolidation rules provide new guidance for evaluating: i) limited partnerships and similar entities for consolidation ii) how decision maker or service provider fees affect the consolidation analysis, iii) how interests held by related parties affect the consolidation analysis, and iv) the consolidation analysis required for certain investment funds. The new consolidation guidance also provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The Company early adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2015. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of ASU 2015-02, the Company reevaluated all of its investment products for consolidation. As of January 1, 2015, the Company deconsolidated all of its previously consolidated CLOs as its fee arrangements were no longer deemed variable interests and it held no other interests in these entities.

The adoption of the ASU also resulted in the consolidation of certain investment products that were not previously consolidated. Upon adoption, these products became consolidated VIEs as the Company is considered the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

The impact to the Company’s condensed consolidated statement of financial condition upon adoption of ASU 2015-02 was primarily the deconsolidation of approximately $3.6 billion of assets, $3.6 billion of liabilities related to the Company’s CLOs with an adjustment to appropriated retained earnings/loss of $19 million. In addition, certain investment products previously accounted for as voting rights entities (“VREs”) became VIEs under the new accounting guidance.

Debt Issuance Costs.    In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The Company early adopted ASU 2015-03 during the quarter ended June 30, 2015 on a retrospective basis, which required the restatement of prior periods. The adoption of ASU 2015-03 was not material to the condensed consolidated financial statements.

Disclosures for Investments in Certain Entities that Calculate NAV Per Share.    In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The Company early adopted ASU 2015-07 during the quarter ended June 30, 2015 on a retrospective basis, which required the restatement of prior periods. As a result of the adoption of ASU 2015-07, $630 million and $692 million as of June 30, 2015 and December 31, 2014, respectively, of NAV investments were no longer included in Level 2 and 3 within the fair value hierarchy.

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

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level 1 assets may include listed mutual funds, ETFs, listed equities and certain exchange-traded derivatives.

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

•

Level 2 assets may include debt securities, bank loans, short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level 3 assets may include direct private equity investments held within consolidated funds, bank loans and bonds.

•

Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analysis using unobservable market data. Level 3 liabilities at December 31, 2014 also included borrowings of consolidated collateralized loan obligations (“CLOs”) valued based upon nonbinding single-broker quotes.

Significance of Inputs.    The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation Techniques.    The fair values of certain Level 3 assets and liabilities were determined using various methodologies as appropriate, including third-party pricing vendors, broker quotes and market and income approaches. Such quotes and modeled prices are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of the current market environment and other analytical procedures.

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

Investments Measured at Net Asset Values.    As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, opportunistic funds, real estate and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-

party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Derivative Instruments and Hedging Activities.    The Company does not use derivative financial instruments for trading or speculative purposes. The Company may use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments. The Company may also use derivatives within its separate account assets, which are segregated for purposes of funding individual and group pension contracts. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are generally recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is different from the reporting currency of the parent company. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within accumulated other comprehensive income on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge on a quarterly basis.

Consolidation.    The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to the governing documents of the Company’s investment products) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s PB that consolidates such entity.

Consolidation of Variable Interest Entities.    Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are deemed VIEs. BlackRock reviews factors, including whether or not i) the entity has equity that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE. BlackRock re-evaluates such factors as facts and circumstances change.

Prior to the adoption of ASU 2015-02, the Company used two methods for determining whether it was the PB of a VIE depending on the nature and characteristics of the entity. For CLOs, the Company was deemed to be the PB if it had the power to direct activities of the entity that most significantly impacted the entity’s economic performance and had the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. For certain sponsored investment funds, the Company was deemed to be the PB if it absorbed the majority of the entity’s expected losses, received a majority of the entity’s expected residual returns, or both.

Following the adoption of ASU 2015-02, all VIEs are evaluated for consolidation under a single method. The PB of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the PB, a quantitative analysis may also be performed.

Consolidation of Voting Rights Entities.    BlackRock is required to consolidate an investee to the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a greater than 50% voting equity interest.

Retention of Specialized Investment Company Accounting Principles.    Upon consolidation of sponsored investment funds, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value with corresponding changes in the investments’ fair values reflected in nonoperating income (expense) on the condensed consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method if the Company still maintains an investment.

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income (the “Yield Support waivers”). During the three and six months ended June 30, 2015, these waivers resulted in a reduction of management fees of approximately $37 million and $80 million, respectively. Approximately 45% of Yield Support waivers were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the three months ended June 30, 2015 and 2014, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2015 and December 31, 2014, the fair value of loaned securities held by separate accounts was approximately $29.6 billion and $30.6 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $32.4 billion and $33.7 billion, respectively.

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

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	June 30, 2015	December 31, 2014
Available-for-sale investments	$35	$201
Held-to-maturity investments	100	79
Trading investments:
Consolidated sponsored investment funds	576	443
Other equity and debt securities	17	29
Deferred compensation plan mutual funds	67	64

Total trading investments	660	536
Other investments:
Consolidated sponsored investment funds	-	270
Equity method investments	501	633
Deferred compensation plan equity method investments	17	21
Cost method investments(1)	96	96
Carried interest	27	85

Total other investments	641	1,105

Total investments	$1,436	$1,921

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

At June 30, 2015, the Company consolidated $576 million of investments held by consolidated sponsored investment funds accounted for as VREs, which were classified as trading investments. At December 31, 2014, the Company consolidated $713 million of investments held by consolidated sponsored investment funds accounted for as VREs of which $443 million and $270 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying Value
June 30, 2015	Cost	Gains	Losses
Equity securities of sponsored investment funds	$35	$2	($2)	$35

December 31, 2014
Equity securities of sponsored investment funds	$205	$5	($9)	$201

Available-for-sale investments primarily included seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $100 million and $79 million at June 30, 2015 and December 31, 2014, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value. At June 30, 2015, $86 million of these investments mature within one year and $14 million mature after five years through ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	June 30, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value

Trading investments:
Deferred compensation plan mutual funds	$48	$67	$48	$64
Equity securities/multi-asset mutual funds	156	156	210	239
Debt securities/fixed income mutual funds:
Corporate debt	227	226	109	110
Government debt	167	169	100	103
Asset/mortgage backed debt	42	42	20	20

Total trading investments	$640	$660	$487	$536

At June 30, 2015, trading investments included $436 million of debt securities and $140 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $67 million of certain deferred compensation plan mutual fund investments and $17 million of other equity and debt securities.

At December 31, 2014, trading investments included $223 million of debt securities and $220 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $64 million of certain deferred compensation plan mutual fund investments and $29 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	June 30, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value

Other investments:
Consolidated sponsored investment funds accounted for as VREs	$-	$-	$268	$270
Equity method investments	399	501	518	633
Deferred compensation plan equity method investments	16	17	21	21
Cost method investments:
Federal Reserve Bank stock	93	93	92	92
Other	3	3	4	4

Total cost method investments	96	96	96	96
Carried interest(1)	-	27	-	85

Total other investments	$511	$641	$903	$1,105

(1)	Carried interest related to VREs.

Consolidated sponsored investment funds accounted for as VREs include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At June 30, 2015 and December 31, 2014 the Company’s investment in PennyMac was excluded from the balances in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $191 million and $282 million, respectively, at June 30, 2015 and approximately $167 million and $269 million, respectively, at December 31, 2014. The fair value of the Company’s interest reflected the PennyMac stock price at June 30, 2015 and December 31, 2014, respectively (a Level 1 input).

Cost method investments include nonmarketable securities, primarily including FRB stock, which is held for regulatory purposes and is restricted from sale. At June 30, 2015 and December 31, 2014, there were no indicators of impairment on these investments.

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

4. Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The investments owned by these consolidated VREs are classified as trading or other investments. The following table presents the balances related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

(in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$120	$120
Investments:
Trading investments	576	443
Other investments	-	270
Other assets	35	20
Other liabilities	(79)	(18)
Noncontrolling interests	(97)	(139)

BlackRock’s net interests in consolidated VREs	$555	$696

BlackRock’s total exposure to consolidated VREs represents the value of its economic ownership interest in these sponsored investment funds. Valuation changes associated with investments held at fair value by these consolidated VREs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to noncontrolling interests for the portion not attributable to BlackRock.

In addition, at June 30, 2015 and December 31, 2014, certain consolidated sponsored investment funds, which were accounted for as VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 5, Variable Interest Entities, for further discussion on these consolidated investment products. See Note 2, Significant Accounting Policies, for the Company’s consolidation policy and for further information on the adoption of ASU 2015-02.

The Company cannot readily access cash and cash equivalents held by consolidated VREs to use in its operating activities. In addition, the Company cannot readily sell investments held by consolidated VREs to obtain cash for use in the Company’s operations.

5.   Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, which may be considered VIEs. The Company may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its investments in the entity. The Company consolidates entities when it is determined to be the PB under current VIE accounting guidance. See Note 2, Significant Accounting Policies, for further information on the Company’s accounting policy on consolidation.

As a result of the adoption of ASU 2015-02, the Company deconsolidated all previously consolidated CLOs effective January 1, 2015 as its fees are no longer deemed variable interests. The Company also consolidated certain investment products that were not previously consolidated as a result of the adoption of ASU 2015-02. See Note 2, Significant Accounting Policies – Accounting Pronouncements Adopted in the Six Months ended June 30, 2015, for further information on ASU 2015-02.

Consolidated VIEs.    The Company’s consolidated VIEs as of June 30, 2015 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The Company’s consolidated VIEs under previous accounting guidance as of December 31, 2014 primarily included CLOs in which BlackRock did not have an investment; however, as the collateral manager, BlackRock was deemed to have both the power to direct the most significant activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at June 30, 2015 and December 31, 2014 in the following table:

(in millions)	June 30, 2015	December 31, 2014
Assets of consolidated VIEs:
Cash and cash equivalents	$64	$278
Investments	901	3,320
Other assets	40	32

Total investments and other assets	941	3,352
Liabilities of consolidated VIEs:
Borrowings	-	(3,389)
Other liabilities	(192)	(245)
Appropriated retained earnings	-	19
Noncontrolling interests of consolidated VIEs	(257)	(15)

Total BlackRock net interests in consolidated VIEs	$556	$-

The Company recorded $12 million and $16 million of nonoperating income, respectively, during the three and six months ended June 30, 2015 related to consolidated VIEs. Net income attributable to noncontrolling interests related to consolidated VIEs during both the three and six months ended June 30, 2015 was $7 million.

The Company recorded $28 million and $12 million of nonoperating income and an equal and offsetting income/loss attributable to nonredeemable noncontrolling interests related to consolidated VIEs during the three and six months ended June 30, 2014, respectively.

Non-Consolidated VIEs.    At June 30, 2015 and December 31, 2014, the Company’s carrying value of assets and liabilities pertaining to its variable interests in VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Variable Interests on the Condensed Consolidated Statement of Financial Condition			Maximum Risk of Loss(1)
At June 30, 2015	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)
Sponsored investment products	$51	$5	($6)	$73

At December 31, 2014
CDOs/CLOs	$-	$2	($5)	$19
Other sponsored investment funds:
Collective trusts	-	191	-	191
Other	57	177	(3)	234

Total	$57	$370	($8)	$444

(1)	At both June 30, 2015 and December 31, 2014, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $3 billion at June 30, 2015. Net assets of other sponsored investment funds approximated $1.7 trillion to $1.8 trillion at

December 31, 2014 and included approximately $1.4 trillion of collective trusts at December 31, 2014. Upon the adoption of ASU 2015-02, BlackRock no longer has a variable interest in collective trusts, as BlackRock does not have any economic interest and earns at-market fees from these products.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis, investments measured at NAV and other assets not held at fair value

June 30, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	June 30, 2015

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$33	$2	$-	$-	$-	$35
Held-to-maturity debt securities	-	-	-	-	100	100
Trading:
Deferred compensation plan mutual funds	67	-	-	-	-	67
Equity/Multi-asset mutual funds	156	-	-	-	-	156
Debt securities / fixed income mutual funds	1	436	-	-	-	437

Total trading	224	436	-	-	-	660
Other investments:
Equity method:
Equity and fixed income mutual funds	135	-	-	-	-	135
Other	-	-	-	358	8	366

Total equity method	135	-	-	358	8	501
Deferred compensation plan equity method investments	-	-	-	17	-	17
Cost method investments	-	-	-	-	96	96
Carried interest	-	-	-	-	27	27

Total investments	392	438	-	375	231	1,436

Separate account assets	116,340	45,767	-	-	804	162,911
Separate account collateral held under securities lending agreements:
Equity securities	28,664	-	-	-	-	28,664
Debt securities	-	3,773	-	-	-	3,773

Total separate account collateral held under securities lending agreements	28,664	3,773	-	-	-	32,437
Assets of consolidated VIEs:
Private / public equity(3)	10	7	166	164	-	347
Equity securities	178	-	-	-	-	178
Debt securities	-	173	-	-	-	173
Other	-	-	-	91	-	91
Carried interest	-	-	-	-	112	112

Total assets of consolidated VIEs	188	180	166	255	112	901

Total	$145,584	$50,158	$166	$630	$1,147	$197,685

Liabilities:
Separate account collateral liabilities under securities lending agreements	$28,664	$3,773	$-	$-	$-	$32,437
Other liabilities(4)	-	6	56	-	-	62

Total	$28,664	$3,779	$56	$-	$-	$32,499

(1)

Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments in accordance with current accounting guidance have not been classified in the fair value hierarchy (see Note 2, Significant Accounting Policies, for more information on the adoption of ASU 2015-07).

(2)

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

(3)	Level 3 amounts include $166 million of direct investments in private equity companies held by private equity funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis, investments measured at NAV and other assets not held at fair value

December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2014

Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$198	$3	$-	$-	$-	$201
Held-to-maturity debt securities	-	-	-	-	79	79
Trading:
Deferred compensation plan mutual funds	64	-	-	-	-	64
Equity/Multi-asset mutual funds	239	-	-	-	-	239
Debt securities / fixed income mutual funds	11	222	-	-	-	233

Total trading	314	222	-	-	-	536
Other investments:
Consolidated sponsored investment funds private / public equity(3)	11	11	80	168	-	270
Equity method:
Fixed income mutual funds	29	-	-	-	-	29
Other	98	-	-	493	13	604

Total equity method	127	-	-	493	13	633
Deferred compensation plan equity method investments	-	-	-	21	-	21
Cost method investments	-	-	-	-	96	96
Carried interest	-	-	-	-	85	85

Total investments	650	236	80	682	273	1,921

Separate account assets	113,566	46,866	-	-	855	161,287
Separate account collateral held under securities lending agreements:
Equity securities	30,387	-	-	-	-	30,387
Debt securities	-	3,267	-	-	-	3,267

Total separate account collateral held under securities lending agreements	30,387	3,267	-	-	-	33,654
Assets of consolidated VIEs:
Bank loans and other assets	-	2,958	302	-	32	3,292
Bonds	-	29	18	-	-	47
Private / public equity	-	3	-	10	-	13

Total assets of consolidated VIEs	-	2,990	320	10	32	3,352

Total	$144,603	$53,359	$400	$692	$1,160	$200,214

Liabilities:
Borrowings of consolidated VIEs	$-	$-	$3,389	$-	$-	$3,389
Separate account collateral liabilities under securities lending agreements	30,387	3,267	-	-	-	33,654
Other liabilities(4)	-	5	39	-	-	44

Total	$30,387	$3,272	$3,428	$-	$-	$37,087

(1)

Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments in accordance with current accounting guidance have not been classified in the fair value hierarchy (see Note 2, Significant Accounting Policies, for more information on the adoption of ASU 2015-07).

(2)

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

(3)	Level 3 amounts include $80 million of direct investments in private equity companies held by private equity funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 assets of consolidated VIEs of $166 million at June 30, 2015 related to direct investments in private equity companies held by private equity funds. Level 3 investments of $80 million at December 31, 2014, related to direct investments in private equity companies held by private equity funds. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets include bank loans and bonds valued based on single-broker nonbinding quotes and direct private equity investments valued using the market approach or the income approach as described above.

Level 3 Liabilities.    Level 3 borrowings of consolidated VIEs at December 31, 2014 include CLO borrowings valued based upon single-broker nonbinding quotes.

Level 3 other liabilities primarily include contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2015(1)

(in millions)	March 31, 2015(2)	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements	Transfers into Level 3	Transfers out of Level 3	June 30, 2015	Total net unrealized gains (losses) included in earnings(3)

Assets:
Assets of consolidated VIEs:
Private equity	$149	$8	$9	$-	$-	$-	$-	$166	$8
Liabilities:
Other liabilities	$51	($5)	$-	$-	$-	$-	$-	$56	-

(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amounts reflect the adoption of ASU 2015-02. See Note 2, Significant Accounting Policies, for further information.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015(1)

(in millions)	December 31, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)(3)	Transfers into Level 3	Transfers out of Level 3	June 30, 2015	Total net unrealized gains (losses) included in earnings(4)
Assets:
Investments:
Consolidated sponsored investment funds- Private equity	$80	$-	$-	$-	($80)	$-	$-	$-	$-
Assets of consolidated VIEs:
Private equity	-	7	79	-	80	-	-	166	7
Bank loans	302	-	-	-	(302)	-	-	-	-
Bonds	18	-	-	-	(18)	-	-	-	-

Total Level 3 assets of consolidated VIEs	320	7	79	-	(240)	-	-	166	7

Total Level 3 assets	$400	$7	$79	$-	($320)	$-	$-	$166	$7

Liabilities:
Borrowings of consolidated VIEs	$3,389	$-	$-	$-	($3,389)	$-	$-	$-	-
Other liabilities	39	(3)	-	-	14	-	-	56	-

Total Level 3 liabilities	$3,428	($3)	$-	$-	($3,375)	$-	$-	$56	-

(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amounts include the consolidation (deconsolidation) of VIEs due to the adoption of ASU 2015-02 effective January 1, 2015.
(3)	Amounts include a contingent liability related to an acquisition.
(4)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2014(1)

(in millions)	March 31, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)	Transfers into Level 3	Transfers out of Level 3	June 30, 2014	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds	$3	($2)	$-	$-	$-	$-	$-	$1	$-
Private equity	64	2	13	-	-	-	-	79	-
Assets of consolidated VIEs:
Bank loans	147	-	76	(30)	-	36	(76)	153
Bonds	28	-	-	(3)	-	-	-	25

Total Level 3 assets of consolidated VIEs	175	-	76	(33)	-	36	(76)	178	N/A	(4)

Total Level 3 assets	$242	$-	$89	($33)	$-	$36	($76)	$258

Liabilities:
Borrowings of consolidated VIEs	$2,244	$9	$-	$-	$464	$-	$-	$2,699	N/A	(4)
Other liabilities	42	(1)	-	-	-	-	-	43	-

Total Level 3 liabilities	$2,286	$8	$-	$-	$464	$-	$-	$2,742

N/A	– not applicable
(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amount includes net proceeds from borrowings of consolidated VIEs.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014(1)

(in millions)	December 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)	Transfers into Level 3(3)	Transfers out of Level 3	June 30, 2014	Total net unrealized gains (losses) included in earnings(4)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds	$2	($1)	$-	$-	$-	$-	$-	$1	$-
Private equity	28	1	13	-	-	37	-	79	$-
Assets of consolidated VIEs:
Bank loans	129	-	92	(43)	-	109	(134)	153
Bonds	35	-	-	(10)	-	-	-	25

Total Level 3 assets of consolidated VIEs	164	-	92	(53)	-	109	(134)	178	N/A	(5)

Total Level 3 assets	$194	$-	$105	($ 53)	$-	$146	($134)	$258

Liabilities:
Borrowings of consolidated VIEs	$2,369	$14	$-	$-	$ 344	$-	$-	$ 2,699	N/A	(5)
Other liabilities	42	(1)	-	-	-	-	-	43	-

Total Level 3 liabilities	$ 2,411	$13	$-	$-	$ 344	$-	$-	$ 2,742

N/A	– not applicable
(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amount primarily includes net proceeds from borrowings of consolidated VIEs.
(3)	Includes investments previously held at cost.
(4)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(5)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities.    Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated sponsored investment funds are allocated to noncontrolling interests to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels.    Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable, or when the carrying value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

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

Significant Issuances and Other Settlements.    During the six months ended June 30, 2015, other settlements primarily included the impact of deconsolidating previously consolidated CLOs effective January 1, 2015 as a result of adopting ASU 2015-02. See Note 2, Significant Accounting Policies, for further information on ASU 2015-02.

During the three and six months ended June 30, 2014, other settlements included $612 million of proceeds from borrowings of a consolidated CLO.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At June 30, 2015 and December 31, 2014, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$4,907	$4,907	$5,723	$5,723	Level 1	(1)(2)
Accounts receivable	2,347	2,347	2,120	2,120	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	64	64	278	278	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,284	1,284	1,035	1,035	Level 1	(3)
Long-term borrowings	4,947	5,219	4,922	5,309	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.

(2)

At June 30, 2015 and December 31, 2014, approximately $129 million and $100 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

(4)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2015 and December 2014, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2015

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	$180	$93	Daily/Monthly (28%) Quarterly (36%) N/R (36%)	1 – 90 days

Private equity funds	(c	)	93	66	N/R	N/R

Real estate funds	(d	)	85	20	Quarterly (26%) N/R (74%)	60 days

Deferred compensation plan investments	(e	)	17	6	N/R	N/R
Consolidated VIEs:
Private equity funds of funds	(a	)	164	17	N/R	N/R
Hedge fund	(b	)	91	-	Quarterly	90 days

Total			$630	$202

December 31, 2014
(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated VREs:
Private equity funds of funds	(a	)	$168	$22	N/R	N/R
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	277	39	Daily/Monthly (29%) Quarterly (48%) N/R (23%)	1 – 90 days

Private equity funds	(c	)	107	61	N/R	N/R

Real estate funds	(d	)	109	1	Quarterly (19%) N/R (81%)	60 days

Deferred compensation plan investments	(e	)	21	5	N/R	N/R
Consolidated VIEs:
Private equity fund	(f	)	10	1	N/R	N/R

Total			$692	$129

N/R	– not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately six years and seven years at June 30, 2015 and December 31, 2014. The total remaining unfunded commitments to other third-party funds were $18 million at June 30, 2015 and $22 million at December 31, 2014. The Company had contractual obligations to the consolidated funds of $31 million at both June 30, 2015 and December 31, 2014.

(b)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately two years at both June 30, 2015 and December 31, 2014.

(c)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years at both June 30, 2015 and December 31, 2014.

(d)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately five years and seven years at June 30, 2015 and December 31, 2014, respectively.

(e)

This category includes investments in several real estate funds. The fair values of the investments in this category have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital as well as performance inputs. The investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.

(f)

This category includes the underlying third-party private equity funds within one consolidated BlackRock sponsored private equity fund of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds the Company may sell or transfer its interest, which may need approval by the general partner of the underlying third-party funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately one year at December 31, 2014. Total remaining unfunded commitments to other third-party funds were not material at December 31, 2014, which commitments are required to be funded by capital contributions from noncontrolling interest holders.

Fair Value Option.

The following table summarizes information at December 31, 2014 related to those assets and liabilities for which the fair value option was elected:

(in millions)	December 31, 2014
CLO Bank Loans:
Aggregate principal amounts outstanding	$3,338
Fair value	3,260

Aggregate unpaid principal balance in excess of (less than) fair value	$78
Unpaid principal balance of loans more than 90 days past due	$6
Aggregate fair value of loans more than 90 days past due	2

Aggregate unpaid principal balance in excess of fair value for loans more than 90 days past due	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$3,508
Fair value	$3,389

At December 31, 2014, the principal amounts outstanding of the borrowings issued by the CLOs mature between 2016 and 2027.

During the three months ended June 30, 2014, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $52 million gain, which was partially offset by a $13 million loss from the change in fair value of the CLO borrowings.

During the six months ended June 30, 2014, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $79 million gain, which was partially offset by a $50 million loss from the change in fair value of the CLO borrowings.

The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income for the three and six months ended June 30, 2014. The change in fair value of the assets and liabilities included interest income and expense, respectively.

Effective January 1, 2015, the Company no longer consolidates these CLOs due to the adoption of ASU 2015-02. See Note 2, Significant Accounting Policies, for further information.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $251 million and $86 million, respectively. At December 31, 2014, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $238 million and $84 million, respectively.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash flows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2015 and December 31, 2014, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $193 million and $201 million, respectively.

Gains (losses) on total return swaps and interest rate swaps are recorded in nonoperating income (expense) and were not material to the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were not material to the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. Gains (losses) on such derivatives are recorded in nonoperating income (expense) and were not material for the three and six months ended June 30, 2015 and 2014.

The fair values of the outstanding derivatives were not material to the condensed consolidated statements of financial condition at both June 30, 2015 and December 31, 2014.

See Note 10, Borrowings, for information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the six months ended June 30, 2015 was as follows:

(in millions)
December 31, 2014	$12,961
BKCA acquisition	19
Goodwill adjustment related to Quellos(1)	(10)

June 30, 2015	$12,970

(1)

The $10 million decrease in goodwill during the six months ended June 30, 2015 resulted from tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $247 million and $263 million at June 30, 2015 and December 31, 2014, respectively.

The $19 million increase represents goodwill from the Company’s acquisition in March 2015 of certain assets related to BlackRock Kelso Capital Advisors LLC (“BKCA”) that constituted a business under current accounting guidance for approximately $100 million, including contingent consideration.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2014	$16,988	$356	$17,344
Amortization expense	-	(70)	(70)
BKCA acquisition	120	-	120

June 30, 2015	$17,108	$286	$17,394

Indefinite-lived Acquired Management Contracts

Indefinite-lived intangible assets increased by $120 million in the six months ended June 30, 2015, as a result of the BKCA acquisition.

10.  Borrowings

Short-Term Borrowings

2015 Revolving Credit Facility.    In April 2015, the Company’s credit facility was amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program.    The maximum aggregate amount for which the Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time is $4.0 billion. The commercial paper program is currently supported by the 2015 credit facility. At June 30, 2015, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at June 30, 2015 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value

6.25% Notes due 2017	$700	($2)	$698	$775
5.00% Notes due 2019	1,000	(4)	996	1,118
4.25% Notes due 2021	750	(5)	745	821
3.375% Notes due 2022	750	(6)	744	773
3.50% Notes due 2024	1,000	(8)	992	1,007
1.25% Notes due 2025	780	(8)	772	725

Total Long-term Borrowings	$4,980	($33)	$4,947	$5,219

Long-term borrowings at December 31, 2014 had a carrying value of $4.922 billion and a fair value of $5.309 billion determined using market prices at the end of December 2014.

In June 2015, the Company fully repaid $750 million of 1.375% notes at maturity.

2025 Notes.    In May 2015, the Company issued €700 million (or approximately $780 million based on the exchange rate at June 30, 2015) of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The 2025 Notes were issued at a discount of approximately $3 million that will be amortized over the term of the 2025 Notes.

Upon conversion to U.S. dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in euro functional currency operations. A gain of $7 million, net of tax, was recognized in other comprehensive income for the three and six months ended June 30, 2015. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2015.

See Note 12, Borrowings, in the 2014 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At June 30, 2015, the Company had $417 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $417 million, the Company had approximately $32 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million under a derivative between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with the acquisition of Credit Suisse’s ETF franchise, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. BlackRock is required to make contingent payments related to the acquisition of MGPA during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments in connection with the BKCA acquisition over a three-year period, subject to the acquired business achieving specified performance targets. The fair value of the remaining aggregate contingent payments at June 30, 2015 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $147.3 billion. The Company held as agent, cash and securities totaling $156.5 billion as collateral for indemnified securities on loan at June 30, 2015. The fair value of these indemnifications was not material at June 30, 2015.

12.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2015 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2014	3,401,909	$257.01
Granted	1,290,014	$344.36
Converted	(1,566,979)	$228.78
Forfeited	(26,091)	$300.08

June 30, 2015(1)	3,098,853	$307.28

(1)	At June 30, 2015, approximately 2.9 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2015, the Company granted 952,329 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 303,999 RSUs to employees that cliff vest 100% on January 31, 2018.

At June 30, 2015, the intrinsic value of outstanding RSUs was $1.1 billion reflecting a closing stock price of $345.98.

At June 30, 2015, total unrecognized stock-based compensation expense related to unvested RSUs was $499 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

Market Performance-based RSUs.

Market performance-based RSUs outstanding at both June 30, 2015 and December 31, 2014 were 1,425,319 with a weighted average exercise price of $137.31. At June 30, 2015, approximately 1.4 million awards are expected to vest and an immaterial amount of awards have vested but have not been converted. No market performance based RSUs were granted during the six months ended June 30, 2015.

At June 30, 2015, the intrinsic value of outstanding market performance-based RSUs was $493 million reflecting a closing stock price of $345.98.

See Note 14, Stock-Based Compensation, in the 2014 Form 10-K for more information on market performance-based RSUs.

At June 30, 2015, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $75 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Performance-Based RSUs.

Pursuant to the BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan, performance-based RSUs may be granted to certain employees. Each performance-based award consists of a “base” number of RSUs granted to the employee. The number of shares that an employee ultimately receives at vesting will be equal to the base number of performance-based RSUs granted, multiplied by a predetermined percentage determined in accordance with the level of attainment of Company performance measures during the performance period and could be higher or lower than the original RSU grant. The awards are generally forfeited if the employee leaves the Company before the vesting date. Performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award.

In January 2015, the Company granted 262,847 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2018. These awards are amortized over a service period of three years.

Performance-based RSU activity for the six months ended June 30, 2015 is summarized below:

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2014	-	$-
Granted	262,847	$343.86

June 30, 2015(1)	262,847	$343.86

(1)	At June 30, 2015, approximately 0.3 million awards are expected to vest and an immaterial amount of awards have vested but have not been converted.

At June 30, 2015, total unrecognized stock-based compensation expense related to unvested performance-based awards was $77 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.6 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs expected to vest was $90 million.

At June 30, 2015, the intrinsic value of outstanding performance-based RSUs was $90.9 million reflecting a closing stock price of $345.98.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of June 30, 2015, 2.7 million shares had been surrendered by PNC.

At June 30, 2015, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the six months ended June 30, 2015 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2014(1)	906,719	$167.76
Exercised(1)	(42,116)	$167.76

June 30, 2015(1)	864,603	$167.76

(1)	The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 was $8.2 million. At June 30, 2015, all options were vested.

The remaining average life of stock options outstanding at June 30, 2015 is approximately two years.

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

Capital Requirements.    At June 30, 2015, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for the three and six months ended June 30, 2015 and 2014:

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments(2)	Total
For the Three Months Ended June 30, 2015
March 31, 2015	$2	$3	($444)	($439)
Other comprehensive income (loss) before reclassifications	(1)	-	101	100
Amount reclassified from AOCI	-	-	-	-

Net other comprehensive income (loss) for the three months ended June 30, 2015	(1)	-	101	100

June 30, 2015	$1	$3	($343)	($339)

For the Six Months Ended June 30, 2015
December 31, 2014	$2	$4	($279)	($273)
Other comprehensive income (loss) before reclassifications	(1)	(1)	(64)	(66)
Amount reclassified from AOCI	-	-	-	-

Net other comprehensive income (loss) for the six months ended June 30, 2015	(1)	(1)	(64)	(66)

June 30, 2015	$1	$3	($343)	($339)

(1)	All amounts are net of tax.
(2)	Amounts in the three and six months ended June 30, 2015 include a gain from the Company’s net investment hedge of $7 million, net of tax of $4 million.

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments	Total
For the Three Months Ended June 30, 2014
March 31, 2014	($1)	$6	($40)	($35)
Other comprehensive income (loss) before reclassifications	4	-	30	34
Amount reclassified from AOCI(2),(3)	2	-	-	2

Net other comprehensive income (loss) for the three months ended June 30, 2014	6	-	30	36

June 30, 2014	$5	$6	($10)	$1

For the Six Months Ended June 30, 2014
December 31, 2013	$7	$6	($48)	($35)
Other comprehensive income (loss) before reclassifications	4	-	38	42
Amount reclassified from AOCI(2),(3)	(6)	-	-	(6)

Net other comprehensive income (loss) for the six months ended June 30, 2014	(2)	-	38	36

June 30, 2014	$5	$6	($10)	$1

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and six months ended June 30, 2014.
(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2015	December 31, 2014
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	1,311,887	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 1.5 million common shares in open market-transactions under the share repurchase program for approximately $550 million during the six months ended June 30, 2015.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock. At June 30, 2015, there were 7.9 million shares still authorized to be repurchased.

16.  Income Taxes

The three and six months ended June 30, 2015 included a $13 million and $16 million, respectively, net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. The six months ended June 30, 2015 also included nonrecurring tax benefits of $69 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 under the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2015	2014	2015	2014
Net income attributable to BlackRock	$819	$808	$1,641	$1,564
Basic weighted-average shares outstanding	166,616,558	168,712,221	166,851,492	168,895,801
Dilutive effect of nonparticipating RSUs and stock options	2,498,201	2,437,932	2,567,472	2,644,217

Total diluted weighted-average shares outstanding	169,114,759	171,150,153	169,418,964	171,540,018

Basic earnings per share	$4.92	$4.79	$9.84	$9.26
Diluted earnings per share	$4.84	$4.72	$9.69	$9.12

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Equity	$1,426	$1,369	$2,732	$2,646
Fixed income	600	544	1,175	1,047
Multi-asset	324	310	636	599
Alternatives	244	253	476	559
Cash management	76	73	149	147

Total investment advisory, administration fees, securities lending revenue and performance fees	2,670	2,549	5,168	4,998
BlackRock Solutions and advisory	161	146	308	300
Distribution fees	13	18	30	37
Other revenue	61	65	122	113

Total revenue	$2,905	$2,778	$5,628	$5,448

The following table illustrates total revenue for the three and six months ended June 30, 2015 and 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2015	2014	2015	2014
Americas	$1,913	$1,764	$3,766	$3,546
Europe	847	882	1,588	1,639
Asia-Pacific	145	132	274	263

Total revenue	$2,905	$2,778	$5,628	$5,448

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2015 and December 31, 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30, 2015	December 31, 2014
Long-lived Assets
Americas	$13,232	$13,151
Europe	194	194
Asia-Pacific	89	83

Total long-lived assets	$13,515	$13,428

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific is comprised of Hong Kong, Australia, China, India, Japan, Korea, Malaysia, Singapore and Taiwan.

19.  Acquisition

Infraestructura Institucional. In June 2015, the Company announced that it agreed to acquire Infraestructura Institucional, Mexico’s leading independently managed, infrastructure investment firm, expanding the Company’s infrastructure capabilities in Mexico. The transaction is expected to close in the fourth quarter of 2015, subject to customary regulatory approvals and closing conditions. The transaction is not expected to be material to the condensed consolidated financial statements.

20.  Subsequent Events

The Company conducted a review for subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosure.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.721 trillion of AUM at June 30, 2015. With approximately 12,400 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At June 30, 2015, PNC held 21.0% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to current year presentation.

EXECUTIVE SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2015	2014	2015	2014
GAAP basis:
Total revenue	$2,905	$2,778	$5,628	$5,448
Total expense	1,667	1,656	3,323	3,275

Operating income	$1,238	$1,122	$2,305	$2,173
Operating margin	42.6%	40.4%	41.0%	39.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(48)	(17)	(35)	12
Income tax expense	(371)	(297)	(629)	(621)

Net income attributable to BlackRock	$819	$808	$1,641	$1,564

Diluted earnings per common share	$4.84	$4.72	$9.69	$9.12
Effective tax rate	31.2%	26.8%	27.7%	28.4%

As adjusted(2):
Total revenue	$2,905	$2,778	$5,628	$5,448
Total expense	1,657	1,645	3,303	3,253

Operating income	$1,248	$1,133	$2,325	$2,195
Operating margin	44.9%	42.4%	43.2%	41.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(50)	(20)	(39)	6
Income tax expense	(360)	(276)	(618)	(602)

Net income attributable to BlackRock	$838	$837	$1,668	$1,599

Diluted earnings per common share	$4.96	$4.89	$9.85	$9.32
Effective tax rate	30.1%	24.8%	27.0%	27.4%

Other:
Assets under management (end of period)	$4,721,294	$4,593,612	$4,721,294	$4,593,612
Diluted weighted-average common shares outstanding(3)	169,114,759	171,150,153	169,418,964	171,540,018
Common and preferred shares outstanding (end of period)	166,379,267	168,363,315	166,379,267	168,363,315
Book value per share(4)	$166.94	$159.46	$166.94	$159.46
Cash dividends declared and paid per share	$2.18	$1.93	$4.36	$3.86

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)

Total BlackRock stockholders’ equity, excluding appropriated retained earnings of $33 million at June 30, 2014, divided by total common and preferred shares outstanding at June 30 of the respective period-end.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2014

GAAP.    Operating income of $1,238 million increased $116 million and operating margin of 42.6% increased 220 bps from the second quarter of 2014. Operating income reflected the impact of organic growth and market appreciation, despite the impact of foreign exchange movements. Operating income also reflected strength in performance fees and continued strong growth in Aladdin fees. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $31 million due to lower marks on investments in the second quarter of 2015.

Income tax expense increased $74 million from the second quarter of 2014. The second quarter of 2015 included a $13 million net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. The second quarter of 2014 included a $23 million net noncash expense, primarily associated with the revaluation of certain deferred tax liabilities, an improvement in the geographic mix of earnings and a $34 million net tax benefit related to several favorable nonrecurring items.

Earnings per diluted common share rose $0.12, or 3%, from the second quarter of 2014, reflecting the benefit of share repurchases and higher net income in the second quarter of 2015.

As Adjusted.    Operating income of $1,248 million and operating margin of 44.9% increased $115 million and 250 bps, respectively, from the second quarter of 2014. Earnings per diluted common share rose $0.07, or 1%, from the second quarter of 2014. Income tax expense on an as adjusted basis for the second quarter of 2015 and 2014 excluded the net noncash expense of $13 million and $23 million, respectively, described above.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2014

GAAP.    Operating income of $2,305 million increased $132 million and operating margin of 41.0% increased 110 bps from the six months ended June 30, 2014. Operating income reflected growth in base fees, partially offset by lower performance fees and higher expense. Expense reflected higher revenue-related expense, including compensation and distribution and servicing costs, partially offset by lower general and administration expense and the impact of foreign exchange movements in the six months ended June 30, 2015. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $47 million from the six months ended June 30, 2014 due to lower net positive marks on investments during the six months ended June 30, 2015.

Income tax expense for the six months ended June 30, 2015 included a $16 million net noncash expense associated with the revaluation of certain deferred income tax liabilities described above and benefited from $69 million of nonrecurring items. Income tax expense for the six months ended June 30, 2014 reflected the previously described $23 million net noncash expense, an improvement in the geographic mix of earnings and the $34 million net tax benefit described above.

Earnings per diluted common share rose $0.57, or 6%, compared with the prior year period due to higher net income and the benefit of share repurchases.

As Adjusted.    Operating income of $2,325 million and operating margin of 43.2% increased $130 million and 130 bps, respectively, from the six months ended June 30, 2014. Income tax expense on an as adjusted basis for the six months ended June 30, 2015 and 2014 excluded the previously described net noncash expense of $16 million and $23 million, respectively. Earnings per diluted common share rose $0.53, or 6%, from the six months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Operating income, GAAP basis	$1,238	$1,122	$2,305	$2,173
Non-GAAP expense adjustments:
PNC LTIP funding obligation	8	8	16	16
Compensation expense related to appreciation (depreciation) on deferred compensation plans	2	3	4	6

Operating income, as adjusted	1,248	1,133	2,325	2,195
Product placement costs and commissions	5	-	5	-

Operating income used for operating margin measurement	$1,253	$1,133	$2,330	$2,195

Revenue, GAAP basis	$2,905	$2,778	$5,628	$5,448
Non-GAAP adjustments:
Distribution and servicing costs	(105)	(89)	(204)	(178)
Amortization of deferred sales commissions	(12)	(14)	(25)	(29)

Revenue used for operating margin measurement	$2,788	$2,675	$5,399	$5,241

Operating margin, GAAP basis	42.6%	40.4%	41.0%	39.9%

Operating margin, as adjusted	44.9%	42.4%	43.2%	41.9%

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

•	Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of closed-end fund launch costs and product placement costs, and

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Nonoperating income (expense), GAAP basis	($41)	$16	($25)	$33
Less: Net income (loss) attributable to NCI	7	33	10	21

Nonoperating income (expense), net of NCI	(48)	(17)	(35)	12
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(3)	(4)	(6)

Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	($50)	($20)	($39)	$6

(3) Net income attributable to BlackRock, as adjusted:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income attributable to BlackRock, GAAP basis	$819	$808	$1,641	$1,564
Non-GAAP adjustments, net of tax:
PNC LTIP funding obligation	6	6	11	12
Income tax matters	13	23	16	23

Net income attributable to BlackRock, as adjusted	$838	$837	$1,668	$1,599

Diluted weighted-average common shares outstanding(4)	169.1	171.2	169.4	171.5
Diluted earnings per common share, GAAP basis(4)	$4.84	$4.72	$9.69	$9.12
Diluted earnings per common share, as adjusted(4)	$4.96	$4.89	$9.85	$9.32

See aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation.

For each period presented, the non-GAAP adjustment related to the PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustments. The three and six months ended June 30, 2015 included $13 million and $16 million, respectively, of net noncash tax expense primarily related to the revaluation of certain deferred tax liabilities. The three and six months ended June 30, 2014 both included a $23 million net noncash tax expense primarily related to the revaluation of certain deferred tax liabilities. The resulting increase in income taxes has been excluded from net income attributable to BlackRock, Inc., as adjusted, as these items will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type

	AUM				Net Inflows (Outflows)
(in millions)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015
Retail	$561,062	$550,980	$534,329	$534,502	$10,765	$24,936	$52,750
iShares	1,075,589	1,074,130	1,024,228	993,832	10,850	46,327	108,726
Institutional:
Active	975,483	984,282	959,160	970,433	2,516	20,501	21,679
Index	1,824,755	1,854,205	1,816,124	1,795,938	(31,434)	(28,628)	(3,514)

Total institutional	2,800,238	2,838,487	2,775,284	2,766,371	(28,918)	(8,127)	18,165

Total long-term	4,436,889	4,463,597	4,333,841	4,294,705	(7,303)	63,136	179,641
Cash management	271,506	292,495	296,353	268,388	(23,890)	(23,329)	11,288
Advisory(1)	12,899	18,100	21,701	30,519	(5,452)	(7,749)	(15,131)

Total	$4,721,294	$4,774,192	$4,651,895	$4,593,612	($36,645)	$32,058	$175,798

AUM and Net Inflows (Outflows) by Product Type

	AUM				Net Inflows (Outflows)
(in millions)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015
Equity	$2,505,317	$2,527,130	$2,451,111	$2,462,585	($27,261)	($6,320)	$32,551
Fixed income	1,422,434	1,428,480	1,393,653	1,340,725	12,847	49,135	108,665
Multi-asset	395,009	395,312	377,837	374,473	5,049	17,841	34,959
Alternatives:
Core	89,954	89,086	88,006	88,758	1,229	1,028	1,882
Currency and commodities(2)	24,175	23,589	23,234	28,164	833	1,452	1,584

Subtotal	114,129	112,675	111,240	116,922	2,062	2,480	3,466

Long-term	4,436,889	4,463,597	4,333,841	4,294,705	(7,303)	63,136	179,641
Cash management	271,506	292,495	296,353	268,388	(23,890)	(23,329)	11,288
Advisory(1)	12,899	18,100	21,701	30,519	(5,452)	(7,749)	(15,131)

Total	$4,721,294	$4,774,192	$4,651,895	$4,593,612	($36,645)	$32,058	$175,798

AUM and Net Inflows (Outflows) by Investment Style

	AUM				Net Inflows (Outflows)
(in millions)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015
Active	$1,496,571	$1,496,210	$1,453,613	$1,468,823	$12,711	$44,256	$68,471
Index and iShares	2,940,318	2,967,387	2,880,228	2,825,882	(20,014)	18,880	111,170

Total long-term	4,436,889	4,463,597	4,333,841	4,294,705	(7,303)	63,136	179,641
Cash management	271,506	292,495	296,353	268,388	(23,890)	(23,329)	11,288
Advisory(1)	12,899	18,100	21,701	30,519	(5,452)	(7,749)	(15,131)

Total	$4,721,294	$4,774,192	$4,651,895	$4,593,612	($36,645)	$32,058	$175,798

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended June 30, 2015

The following table presents the component changes in AUM by client type and product for the three months ended June 30, 2015.

(in millions)	March 31, 2015	Net inflows (outflows)	Market change	FX impact(1)	June 30, 2015	Average AUM(2)
Retail:
Equity	$201,706	$300	($400)	$1,767	$203,373	$205,427
Fixed income	201,405	9,802	(2,688)	537	209,056	206,177
Multi-asset	128,402	714	(312)	384	129,188	129,864
Alternatives	19,467	(51)	(47)	76	19,445	19,381

Retail subtotal	550,980	10,765	(3,447)	2,764	561,062	560,849
iShares:
Equity	824,336	8,808	(8,833)	3,746	828,057	833,952
Fixed income	233,183	1,544	(6,089)	2,097	230,735	234,884
Multi-asset	1,772	101	(31)	2	1,844	1,833
Alternatives	14,839	397	(329)	46	14,953	15,006

iShares subtotal	1,074,130	10,850	(15,282)	5,891	1,075,589	1,085,675
Institutional:
Active:
Equity	128,036	(1,761)	(518)	2,275	128,032	129,512
Fixed income	526,117	(760)	(12,123)	4,017	517,251	524,246
Multi-asset	257,084	4,418	(9,150)	4,612	256,964	259,498
Alternatives	73,045	619	(953)	525	73,236	73,190

Active subtotal	984,282	2,516	(22,744)	11,429	975,483	986,446
Index:
Equity	1,373,052	(34,608)	(3,072)	10,483	1,345,855	1,379,088
Fixed income	467,775	2,261	(18,642)	13,998	465,392	468,699
Multi-asset	8,054	(184)	(926)	69	7,013	7,617
Alternatives	5,324	1,097	(106)	180	6,495	5,807

Index subtotal	1,854,205	(31,434)	(22,746)	24,730	1,824,755	1,861,211

Institutional subtotal	2,838,487	(28,918)	(45,490)	36,159	2,800,238	2,847,657

Long-term	4,463,597	(7,303)	(64,219)	44,814	4,436,889	$4,494,181
Cash management	292,495	(23,890)	26	2,875	271,506
Advisory(3)	18,100	(5,452)	(136)	387	12,899

Total	$4,774,192	($36,645)	($64,329)	$48,076	$4,721,294

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the three months ended June 30, 2015.

(in millions)	March 31, 2015	Net inflows (outflows)	Market change	FX impact(1)	June 30, 2015	Average AUM(2)
Equity:
Active	$298,118	($2,079)	($450)	$3,295	$298,884	$302,364
iShares	824,336	8,808	(8,833)	3,746	828,057	833,952
Non-ETF index	1,404,676	(33,990)	(3,540)	11,230	1,378,376	1,411,663

Equity subtotal	2,527,130	(27,261)	(12,823)	18,271	2,505,317	2,547,979
Fixed income:
Active	720,094	9,089	(14,621)	4,291	718,853	722,831
iShares	233,183	1,544	(6,089)	2,097	230,735	234,884
Non-ETF index	475,203	2,214	(18,832)	14,261	472,846	476,291

Fixed income subtotal	1,428,480	12,847	(39,542)	20,649	1,422,434	1,434,006
Multi-asset	395,312	5,049	(10,419)	5,067	395,009	398,812
Alternatives:
Core	89,086	1,229	(1,014)	653	89,954	89,582
Currency and commodities(3)	23,589	833	(421)	174	24,175	23,802

Alternatives subtotal	112,675	2,062	(1,435)	827	114,129	113,384

Long-term	4,463,597	(7,303)	(64,219)	44,814	4,436,889	$4,494,181
Cash management	292,495	(23,890)	26	2,875	271,506
Advisory(4)	18,100	(5,452)	(136)	387	12,899

Total	$4,774,192	($36,645)	($64,329)	$48,076	$4,721,294

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $52.9 billion, or 1%, to $4.721 trillion at June 30, 2015 from $4.774 trillion at March 31, 2015, driven largely by net market depreciation and net outflows, partially offset by the impact of foreign exchange movements.

Net market depreciation of $64.3 billion included $39.5 billion from fixed income products, $12.8 billion from equity products and $10.4 billion from multi-asset products across the majority of strategies, reflecting elevated market volatility.

AUM increased $48.1 billion as a result of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar, largely against the pound sterling and the euro.

Net Inflows (Outflows).    Long-term net outflows of $7.3 billion included $23.6 billion of net new business from active and iShares products that was more than offset by $30.9 billion of low-fee non-ETF index outflows. Net flows in long-term products are described below.

•

iShares net inflows of $10.9 billion included equity net inflows of $8.8 billion driven by demand for international developed market exposures. Fixed income net inflows of $1.5 billion reflected flows into investment grade corporate, U.S. aggregate and emerging markets bond funds.

•

Active fixed income net inflows of $9.1 billion were led by retail active fixed income net inflows of $9.8 billion. Net inflows were diversified across exposures, with $2.7 billion of inflows into unconstrained strategies, $1.6 billion into the High Yield suite and $1.2 billion into Total Return.

•

Multi-asset net inflows of $5.0 billion were led by $4.4 billion of institutional active net inflows, reflecting solutions-based insurance fundings in the quarter and ongoing demand for the LifePath® target-date suite.

•	Institutional index long-term net outflows of $31.4 billion were driven by equity net outflows of $34.6 billion linked to asset allocation, re-balancing and cash needs.

Cash management net outflows of $23.9 billion, driven by seasonal outflows, were primarily comprised of net outflows from Americas institutional clients in prime and government strategies and from EMEA institutional clients concentrated in offshore funds.

Advisory net outflows of $5.5 billion were driven by planned portfolio liquidations.

The following table presents component changes in AUM by client type and product for the six months ended June 30, 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2015	Average AUM(3)
Retail:
Equity	$200,445	$631	$-	$4,703	($2,406)	$203,373	$203,459
Fixed income	189,820	22,589	-	(1,726)	(1,627)	209,056	200,941
Multi-asset	125,341	2,116	-	2,113	(382)	129,188	128,454
Alternatives	18,723	(400)	1,293	249	(420)	19,445	18,963

Retail subtotal	534,329	24,936	1,293	5,339	(4,835)	561,062	551,817
iShares:
Equity	790,067	25,533	-	19,366	(6,909)	828,057	818,378
Fixed income	217,671	20,138	-	(3,498)	(3,576)	230,735	231,196
Multi-asset	1,773	83	-	(1)	(11)	1,844	1,838
Alternatives	14,717	573	-	(280)	(57)	14,953	15,000

iShares subtotal	1,024,228	46,327	-	15,587	(10,553)	1,075,589	1,066,412
Institutional:
Active:
Equity	125,143	(1,593)	-	5,688	(1,206)	128,032	128,094
Fixed income	518,590	4,964	-	(2,577)	(3,726)	517,251	524,816
Multi-asset	242,913	16,135	-	3,400	(5,484)	256,964	254,528
Alternatives	72,514	995	-	140	(413)	73,236	72,950

Active subtotal	959,160	20,501	-	6,651	(10,829)	975,483	980,388
Index:
Equity	1,335,456	(30,891)	-	50,287	(8,997)	1,345,855	1,366,131
Fixed income	467,572	1,444	-	(2,458)	(1,166)	465,392	469,534
Multi-asset	7,810	(493)	-	(108)	(196)	7,013	7,732
Alternatives	5,286	1,312	-	(133)	30	6,495	5,620

Index subtotal	1,816,124	(28,628)	-	47,588	(10,329)	1,824,755	1,849,017

Institutional subtotal	2,775,284	(8,127)	-	54,239	(21,158)	2,800,238	2,829,405

Long-term	4,333,841	63,136	1,293	75,165	(36,546)	4,436,889	$4,447,634
Cash management	296,353	(23,329)	-	(15)	(1,503)	271,506
Advisory(4)	21,701	(7,749)	-	391	(1,444)	12,899

Total	$4,651,895	$32,058	$1,293	$75,541	($39,493)	$4,721,294

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the six months ended June 30, 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2015	Average AUM(3)
Equity:
Active	$292,802	($1,533)	$-	$10,995	($ 3,380)	$298,884	$298,932
iShares	790,067	25,533	-	19,366	(6,909)	828,057	818,378
Non-ETF index	1,368,242	(30,320)	-	49,683	(9,229)	1,378,376	1,398,752

Equity subtotal	2,451,111	(6,320)	-	80,044	(19,518)	2,505,317	2,516,062
Fixed income:
Active	701,324	26,944	-	(4,174)	(5,241)	718,853	718,356
iShares	217,671	20,138	-	(3,498)	(3,576)	230,735	231,196
Non-ETF index	474,658	2,053	-	(2,587)	(1,278)	472,846	476,935

Fixed income subtotal	1,393,653	49,135	-	(10,259)	(10,095)	1,422,434	1,426,487
Multi-asset	377,837	17,841	-	5,404	(6,073)	395,009	392,552
Alternatives:
Core	88,006	1,028	1,293	411	(784)	89,954	88,784
Currency and commodities(4)	23,234	1,452	-	(435)	(76)	24,175	23,749

Alternatives subtotal	111,240	2,480	1,293	(24)	(860)	114,129	112,533

Long-term	4,333,841	63,136	1,293	75,165	(36,546)	4,436,889	$4,447,634
Cash management	296,353	(23,329)	-	(15)	(1,503)	271,506
Advisory(5)	21,701	(7,749)	-	391	(1,444)	12,899

Total	$4,651,895	$32,058	$1,293	$75,541	($39,493)	$4,721,294

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $69.4 billion, or 1%, to $4.721 trillion at June 30, 2015 from $4.652 trillion at December 31, 2014, driven largely by net market appreciation and positive net inflows, partially offset by negative foreign exchange movements.

Net market appreciation of $75.5 billion included $80.0 billion from equity products due to higher U.S. and global equity markets, partially offset by $10.3 billion of net market depreciation from fixed income products.

AUM decreased $39.5 billion from foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the euro.

Net Inflows (Outflows).    Long-term net inflows of $63.1 billion were driven by $90.6 billion of net inflows from active and iShares products, partially offset by $27.4 billion of low-fee non-ETF index outflows. Net flows in long-term products are described below.

•

iShares net inflows of $46.3 billion were led by equity net inflows of $25.5 billion driven by the Core Series and demand for regional and country specific strategies. Fixed income net inflows of $20.1 billion were diversified across exposures and geographies.

•

Active fixed income net inflows of $26.9 billion were led by retail active fixed income net inflows of $22.0 billion. Active fixed income net inflows were diversified across exposures and included strong net inflows into the unconstrained Strategic Income Opportunities fund, high yield products and the Total Return fund.

•

Multi-asset net inflows of $17.8 billion were driven by $16.1 billion of institutional active net inflows, reflecting strong solutions-based insurance wins and ongoing demand for the LifePath® target-date product suite.

•	Institutional index long-term net outflows of $28.6 billion were driven by equity net outflows of $30.9 billion linked to asset allocation, re-balancing and cash needs.

Cash management net outflows of $23.3 billion were primarily comprised of net outflows from Americas institutional clients from prime and government strategies and net outflows from EMEA institutional clients concentrated in offshore funds.

Advisory net outflows of $7.7 billion were driven by portfolio liquidations.

Component Changes in AUM for the Twelve Months Ended June 30, 2015

The following table presents the component changes in AUM by client type and product for the twelve months ended June 30, 2015.

(in millions)	June 30, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2015	Average AUM(3)
Retail:
Equity	$216,469	($1,493)	$-	($2,188)	($9,415)	$203,373	$206,230
Fixed income	172,672	43,394	-	(2,909)	(4,101)	209,056	190,498
Multi-asset	126,392	10,813	-	(6,433)	(1,584)	129,188	127,589
Alternatives	18,969	36	1,293	210	(1,063)	19,445	19,010

Retail subtotal	534,502	52,750	1,293	(11,320)	(16,163)	561,062	543,327
iShares:
Equity	774,053	63,589	-	11,662	(21,247)	828,057	798,383
Fixed income	200,519	44,049	-	(4,133)	(9,700)	230,735	219,806
Multi-asset	1,624	278	-	(33)	(25)	1,844	1,731
Alternatives	17,636	810	-	(3,259)	(234)	14,953	15,659

iShares subtotal	993,832	108,726	-	4,237	(31,206)	1,075,589	1,035,579
Institutional:
Active:
Equity	133,780	(7,694)	-	9,369	(7,423)	128,032	129,195
Fixed income	523,665	4,191	-	9,904	(20,509)	517,251	522,187
Multi-asset	239,207	23,863	-	11,891	(17,997)	256,964	248,591
Alternatives	73,781	1,319	-	548	(2,412)	73,236	72,828

Active subtotal	970,433	21,679	-	31,712	(48,341)	975,483	972,801
Index:
Equity	1,338,283	(21,851)	-	81,155	(51,732)	1,345,855	1,351,919
Fixed income	443,869	17,031	-	34,857	(30,365)	465,392	460,652
Multi-asset	7,250	5	-	766	(1,008)	7,013	7,498
Alternatives	6,536	1,301	-	(1,078)	(264)	6,495	5,857

Index subtotal	1,795,938	(3,514)	-	115,700	(83,369)	1,824,755	1,825,926

Institutional subtotal	2,766,371	18,165	-	147,412	(131,710)	2,800,238	2,798,727

Long-term	4,294,705	179,641	1,293	140,329	(179,079)	4,436,889	$4,377,633
Cash management	268,388	11,288	-	193	(8,363)	271,506
Advisory(4)	30,519	(15,131)	-	1,094	(3,583)	12,899

Total	$4,593,612	$175,798	$1,293	$141,616	($191,025)	$4,721,294

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the twelve months ended June 30, 2015.

(in millions)	June 30, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2015	Average AUM(3)
Equity:
Active	$320,830	($14,157)	$-	$6,911	($ 14,700)	$298,884	$303,735
iShares	774,053	63,589	-	11,662	(21,247)	828,057	798,383
Non-ETF index	1,367,702	(16,881)	-	81,425	(53,870)	1,378,376	1,383,609

Equity subtotal	2,462,585	32,551	-	99,998	(89,817)	2,505,317	2,485,727
Fixed income:
Active	689,724	46,529	-	6,490	(23,890)	718,853	705,640
iShares	200,519	44,049	-	(4,133)	(9,700)	230,735	219,806
Non-ETF index	450,482	18,087	-	35,362	(31,085)	472,846	467,697

Fixed income subtotal	1,340,725	108,665	-	37,719	(64,675)	1,422,434	1,393,143
Multi-asset	374,473	34,959	-	6,191	(20,614)	395,009	385,409
Alternatives:
Core	88,758	1,882	1,293	948	(2,927)	89,954	88,513
Currency and commodities(4)	28,164	1,584	-	(4,527)	(1,046)	24,175	24,841

Alternatives subtotal	116,922	3,466	1,293	(3,579)	(3,973)	114,129	113,354

Long-term	4,294,705	179,641	1,293	140,329	(179,079)	4,436,889	$4,377,633
Cash management	268,388	11,288	-	193	(8,363)	271,506
Advisory(5)	30,519	(15,131)	-	1,094	(3,583)	12,899

Total	$4,593,612	$175,798	$1,293	$141,616	($191,025)	$4,721,294

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $127.7 billion, or 3%, to $4.721 trillion at June 30, 2015 from $4.594 trillion at June 30, 2014, driven largely by positive net inflows and net market appreciation, partially offset by negative foreign exchange movements.

Net market appreciation of $141.6 billion reflected $100.0 billion of growth from equity products, primarily due to higher U.S. and global equity markets, and net appreciation in fixed income products of $37.7 billion, across the majority of strategies.

AUM decreased $191.0 billion from foreign exchange movements primarily resulting from the strengthening of the U.S. dollar, largely against the euro, pound sterling and Japanese yen.

Net Inflows (Outflows).    Long-term net inflows of $179.6 billion were across all client types, including $108.7 billion, $52.8 billion and $18.2 billion from iShares, retail and institutional clients, respectively. Net flows in long-term products are described below.

•

iShares net inflows of $108.7 billion included equity iShares and fixed income iShares net inflows of $63.6 billion and $44.0 billion, respectively. Equity iShares net inflows were led by the Core Series and developed-markets equity offerings. Fixed income iShares net inflows were diversified across exposures, led by strong net inflows into U.S. sector specific, local currency and U.S. core strategies.

•

Active fixed income net inflows of $46.5 billion were led by retail active fixed income net inflows of $42.3 billion, which reflected strong interest in unconstrained fixed income, high yield and core bond offerings.

•

Multi-asset net inflows of $35.0 billion were led by $23.9 billion of institutional active net inflows, which reflected strong demand for the LifePath target-date series, the dynamic diversified growth strategy and solutions-based insurance mandates. Retail net inflows of $10.8 billion were concentrated in the Multi-Asset Income fund family.

•	Non-ETF index fixed income net inflows of $18.1 billion were driven by strong demand for U.S. core and local currency strategies.
•	Active equity net outflows of $14.2 billion were driven by fundamental equity outflows of $14.9 billion.
•	Non-ETF index equity net outflows of $16.9 billion were driven by institutional index net outflows linked to asset allocation, re-balancing and cash needs.

Cash management net inflows of $11.3 billion were primarily comprised of net inflows from Americas institutional clients into government and prime strategies, partially offset by net outflows from EMEA institutional clients from offshore funds.

Advisory net outflows of $15.1 billion were driven by portfolio liquidations.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2015 and 2014 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$447	$478	$869	$941
iShares	728	677	1,412	1,311
Non-ETF index	190	183	353	341

Equity subtotal	1,365	1,338	2,634	2,593
Fixed income:
Active	387	346	760	670
iShares	138	122	268	235
Non-ETF index	72	71	140	129

Fixed income subtotal	597	539	1,168	1,034
Multi-asset	316	300	620	586
Alternatives:
Core	161	161	315	320
Currency and commodities	19	23	38	45

Alternatives subtotal	180	184	353	365

Long-term	2,458	2,361	4,775	4,578
Cash management	76	73	149	147

Total base fees	2,534	2,434	4,924	4,725
Investment advisory performance fees:
Equity	61	31	98	53
Fixed income	3	5	7	13
Multi-asset	8	10	16	13
Alternatives	64	69	123	194

Total performance fees	136	115	244	273
BlackRock Solutions and advisory	161	146	308	300
Distribution fees	13	18	30	37
Other revenue	61	65	122	113

Total revenue	$2,905	$2,778	$5,628	$5,448

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2015	2014	2015	2014	2015	2014	2015	2014
Equity:
Active	19%	19%	6%	7%	18%	20%	6%	7%
iShares	29%	28%	17%	17%	29%	28%	17%	17%
Non-ETF index	7%	8%	30%	30%	7%	7%	30%	30%

Equity subtotal	55%	55%	53%	54%	54%	55%	53%	54%
Fixed income:
Active	15%	14%	16%	15%	15%	14%	15%	15%
iShares	5%	5%	5%	4%	5%	5%	5%	4%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%

Fixed income subtotal	23%	22%	31%	29%	23%	22%	30%	29%
Multi-asset	12%	12%	8%	8%	13%	12%	8%	8%
Alternatives:
Core	6%	7%	2%	2%	6%	7%	2%	2%
Currency and commodities	1%	1%	0%	1%	1%	1%	1%	1%

Alternatives subtotal	7%	8%	2%	3%	7%	8%	3%	3%

Long-term	97%	97%	94%	94%	97%	97%	94%	94%
Cash management	3%	3%	6%	6%	3%	3%	6%	6%

Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenue increased $127 million, or 5%, from the second quarter of 2014, driven by base fees, strength in performance fees and BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $2,534 million increased $100 million from $2,434 million in the second quarter of 2014 driven by organic growth and market appreciation, which outpaced the impact of foreign exchange movements. Securities lending fees of $147 million increased $7 million from the second quarter of 2014.

Investment advisory performance fees of $136 million increased $21 million from the second quarter of 2014, primarily reflecting higher fees from equity products.

BlackRock Solutions and advisory revenue of $161 million increased $15 million from $146 million in the second quarter of 2014 due to higher revenue from Aladdin®. BlackRock Solutions and advisory revenue included $129 million in Aladdin revenue compared with $113 million in the second quarter of 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenue increased $180 million, or 3%, from the six months ended June 30, 2014, driven by base fees, partially offset by a decline in performance fees.

Investment advisory, administration fees and securities lending revenue of $4,924 million increased $199 million from $4,725 million in the six months ended June 30, 2014 due to higher long-term average AUM. Securities lending fees of $261 million in the six months ended June 30, 2015 increased $16 million from the prior year period.

Investment advisory performance fees were $244 million compared with $273 million in the six months ended June 30, 2014. The current period reflected higher fees from equity products which were more than offset by the impact of a large fee associated with the liquidation of a closed-end mortgage fund in 2014.

BlackRock Solutions and advisory revenue totaled $308 million compared with $300 million in the six months ended June 30, 2014. The current period reflected higher revenue from Aladdin, partially offset by lower revenue from advisory assignments. BlackRock Solutions and advisory revenue included $255 million in Aladdin revenue in the six months ended June 30, 2015 compared with $225 million in the prior year period.

Expense

	Three Months Ended, June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Expense, GAAP:
Employee compensation and benefits	$1,012	$948	$1,993	$1,930
Distribution and servicing costs	105	89	204	178
Amortization of deferred sales commissions	12	14	25	29
Direct fund expense	191	187	380	366
General and administration:
Marketing and promotional	80	109	175	197
Occupancy and office related	69	72	136	133
Portfolio services	53	54	107	104
Technology	39	43	80	84
Professional services	22	31	51	55
Communications	9	10	18	20
Other general and administration	40	58	84	97

Total general and administration expense	312	377	651	690
Amortization of intangible assets	35	41	70	82

Total expense, GAAP	$1,667	$1,656	$3,323	$3,275

Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	8	8	16	16
Compensation expense related to appreciation (depreciation) on deferred compensation plans	2	3	4	6

Total non-GAAP expense adjustments	10	11	20	22
Expense, as adjusted:
Employee compensation and benefits	$1,002	$937	$1,973	$1,908
Distribution and servicing costs	105	89	204	178
Amortization of deferred sales commissions	12	14	25	29
Direct fund expense	191	187	380	366
General and administration	312	377	651	690
Amortization of intangible assets	35	41	70	82

Total expense, as adjusted	$1,657	$1,645	$3,303	$3,253

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

GAAP.    Expense increased $11 million, or 1%, from the second quarter of 2014, primarily reflecting higher revenue-related expense, including employee compensation and benefits expense, partially offset by lower general and administration expense.

Employee compensation and benefits expense increased $64 million from the second quarter of 2014, reflecting higher headcount and higher incentive compensation driven by higher operating income, partially offset by the impact of foreign exchange movements. Employees at June 30, 2015 totaled approximately 12,400 compared with approximately 11,600 at June 30, 2014.

Distribution and servicing costs totaled $105 million compared with $89 million in the second quarter of 2014. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the second quarter of 2015 and 2014 included $49 million and $45 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $65 million from the second quarter of 2014, primarily reflecting lower marketing and promotional expense in the current quarter and the impact of elevated legal and regulatory expense in last year’s second quarter.

As Adjusted.    Expense, as adjusted, increased $12 million, or 1%, to $1,657 million from $1,645 million in the second quarter of 2014. The increase in total expense, as adjusted, is primarily attributable to higher revenue-related expense, including employee compensation and benefits expense, partially offset by lower general and administration expense.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

GAAP.    Expense increased $48 million, or 1%, from the six months ended June 30, 2014, primarily reflecting higher revenue-related expense, including compensation and benefits expense and distributions and servicing costs, partially offset by lower general and administration expense.

Employee compensation and benefits expense increased $63 million, or 3%, to $1,993 million from $1,930 million in the six months ended June 30, 2014, reflecting higher headcount and higher incentive compensation driven by higher operating income.

Distribution and servicing costs increased $26 million, or 15%, to $204 million in the six months ended June 30, 2015 from $178 million in the prior year period, driven by higher average AUM. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the second quarter of 2015 and 2014 included $96 million and $91 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $39 million from the six months ended June 30, 2014, primarily reflecting lower marketing and promotional expense, lower legal and regulatory expense and the impact of foreign exchange movements.

As Adjusted.    Expense, as adjusted, increased $50 million, or 2%, to $3,303 million in the six months ended June 30, 2015 from $3,253 million in the prior year period. The increase in total expense, as adjusted, is primarily attributable to higher revenue-related expense, including compensation and benefits expense and distribution and servicing costs, partially offset by lower general and administration expense.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Nonoperating income (expense), GAAP basis(1)	($41)	$16	($25)	$33
Less: Net income (loss) attributable to NCI	7	33	10	21

Nonoperating income (expense)(2)	(48)	(17)	(35)	12
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(3)	(4)	(6)

Nonoperating income (expense), as adjusted(2)	($50)	($20)	($39)	$6

(1)

Amounts included gains of $12 million and $28 million attributable to consolidated variable interest entities (“VIEs”) for the three months ended June 30, 2015 and 2014, respectively. Amounts included gains of $16 million and $12 million attributable to consolidated VIEs for the six months ended June 30, 2015 and 2014, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net gain (loss) on investments(1)
Private equity	$9	$12	$10	$56
Real estate	2	8	4	10
Other alternatives(2)	-	14	4	35
Other investments(3)	(14)	3	(8)	5

Subtotal	(3)	37	10	106
Other gains(4)	-	-	45	-
Investments related to deferred compensation plans	2	3	4	6

Total net gain (loss) on investments(1)	(1)	40	59	112
Interest and dividend income	5	3	9	13
Interest expense	(52)	(60)	(103)	(113)

Net interest expense	(47)	(57)	(94)	(100)

Total nonoperating income (expense)(1)	(48)	(17)	(35)	12
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(2)	(3)	(4)	(6)

Nonoperating income (expense), as adjusted(1)	($50)	($20)	($39)	$6

(1)	Net of net income (loss) attributable to NCI. Amounts for the three and six months ended June 30, 2015 also include net gain (loss) on consolidated VIEs.
(2)

Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions. The prior year periods also included net gains related to opportunistic credit strategies.

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

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Net loss on investments of $1 million decreased $41 million from the second quarter of 2014 due to lower marks in the second quarter of 2015.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Net gains on investments of $59 million in the six months ended June 30, 2015 decreased $53 million from the prior year period due to lower net positive marks in the six months ended June 30, 2015. The six months ended June 30, 2015 included a $40 million gain related to the BKCA acquisition and the six months ended June 30, 2014 included the positive impact of the monetization of a non-strategic, opportunistic private equity investment.

Income Tax Expense

	GAAP				As Adjusted
(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Income before income taxes(1)	$1,190	$1,105	$2,270	$2,185	$1,198	$1,113	$2,286	$2,201
Income tax expense	$371	$297	$629	$621	$360	$276	$618	$602
Effective tax rate	31.2%	26.8%	27.7%	28.4%	30.1%	24.8%	27.0%	27.4%

(1)	Net of net income (loss) attributable to NCI.

The three and six months ended June 30, 2015 included $13 million and $16 million, respectively, of net noncash tax expense primarily related to the revaluation of certain deferred tax liabilities, which has been excluded from as adjusted results. In addition, income tax expense in the six months ended June 30, 2015 benefited from $69 million of nonrecurring items.

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

BALANCE SHEET OVERVIEW

As Adjusted Balance Sheet

The following table presents a reconciliation of the condensed consolidated statement of financial condition presented on a GAAP basis to the condensed consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and consolidated sponsored investment funds, including consolidated VIEs.

The Company presents the as adjusted balance sheet as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or noncontrolling interests that ultimately do not have an impact on stockholders’ equity or cash flows. Management views the as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Funds”). See Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item I of this filing for further information of the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Funds to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Funds in order to obtain cash for use in the Company’s operations.

	June 30, 2015
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated VIEs(2)	Consolidated VREs(2)	As Adjusted
Assets
Cash and cash equivalents	$4,907	$-	$-	$120	$4,787
Accounts receivable	2,347	-	-	-	2,347
Investments	1,436	-	-	21	1,415
Assets of consolidated VIEs	1,005	-	322	-	683
Separate account assets and collateral held under securities lending agreements	195,348	195,348	-	-	-
Other assets(3)	1,601	-	-	35	1,566

Subtotal	206,644	195,348	322	176	10,798
Goodwill and intangible assets, net	30,364	-	-	-	30,364

Total assets	$237,008	$195,348	$322	$176	$41,162

Liabilities
Accrued compensation and benefits	$1,137	$-	$-	$-	$1,137
Accounts payable and accrued liabilities	1,284	-	-	-	1,284
Liabilities of consolidated VIEs	192	-	65	-	127
Borrowings	4,947	-	-	-	4,947
Separate account liabilities and collateral liabilities under securities lending agreements	195,348	195,348	-	-	-
Deferred income tax liabilities	4,999	-	-	-	4,999
Other liabilities	971	-	-	79	892

Total liabilities	208,878	195,348	65	79	13,386

Equity
Total stockholders’ equity	27,776	-	-	-	27,776
Noncontrolling interests	354	-	257	97	-

Total equity	28,130	-	257	97	27,776

Total liabilities and equity	$237,008	$195,348	$322	$176	$41,162

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Funds attributable to noncontrolling interests.
(3)	Amounts include property and equipment and other assets.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.    Cash and cash equivalents included $120 million of cash held by consolidated VREs at both June 30, 2015 and December 31, 2014, (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2015).

Accounts receivable at June 30, 2015 increased $227 million from December 31, 2014 due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments were $1,436 million at June 30, 2015 (for more information see Investments herein). Goodwill and intangible assets increased $59 million from December 31, 2014, primarily due to the BKCA acquisition, partially offset by $70 million of amortization of intangible assets. Other assets (including property, plant and equipment) increased $449 million from December 31, 2014, primarily related to an increase in property and equipment and an increase in current taxes receivable and other assets.

Liabilities.    Accrued compensation and benefits at June 30, 2015 decreased $728 million from December 31, 2014, primarily due to 2014 incentive compensation cash payments in the first quarter of 2015, partially offset by

2015 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2015 increased $249 million from December 31, 2014 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expense.

Net deferred income tax liabilities at June 30, 2015 increased $10 million, primarily due to the effects of temporary differences associated with stock compensation and the BKCA acquisition. Other liabilities increased $85 million from December 31, 2014, primarily resulting from an increase in consolidated funds and other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,436 million and $901 million, respectively, at June 30, 2015. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents Total Investments, as adjusted, to enable investors to understand the portion of its Total Investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating gain (loss) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors as the economic impact of Total Investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense and the impact of hedged investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(in millions)	June 30, 2015	December 31, 2014
Investments, GAAP	$1,436	$1,921
Investments held by consolidated VIEs, GAAP	901	3,320

Total Investments	2,337	5,241
Investments held by consolidated VREs/VIEs(1)	(1,365)	(4,033)
Net exposure to consolidated VREs/VIEs	1,126	696

Total Investments, as adjusted	2,098	1,904
Federal Reserve Bank stock	(93)	(92)
Carried interest	(139)	(85)
Deferred compensation investments	(84)	(85)
Hedged investments	(337)	(323)

Total “economic” investment exposure	$1,445	$1,319

(1)

Amounts represent investments held in sponsored investment funds that are consolidated in accordance with GAAP as either a VIE or VRE. See Note 2, Significant Accounting Policies, for further information on the Company’s consolidation policy and the adoption of ASU 2015-02.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Private equity	$372	$314
Real estate	92	117
Other alternatives(1)	189	289
Other investments(2)	792	599

Total “economic” investment exposure	$1,445	$1,319

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income and equity mutual funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2015 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2014	$1,904
Purchases/capital contributions	692
Sales/maturities	(495)
Distributions(1)	(90)
Market valuations/earnings from equity method investments	33
Carried interest capital allocations	54

Total Investments, as adjusted, June 30, 2015	$2,098

(1)	Amounts include distributions representing return of capital and return on investments

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of Consolidated Funds

The condensed consolidated statements of cash flows include the cash flows of the Consolidated Funds. The Company uses an adjusted cash flow statement, which excludes the impact of Consolidated Funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the Consolidated Funds, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated VREs	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated VREs and VIEs
Cash and cash equivalents, December 31, 2014	$5,723	$120	$-	$5,603
Cash flows from operating activities	496	(84)	(134)	714
Cash flows from investing activities	(105)	(82)	71	(94)
Cash flows from financing activities	(1,191)	166	63	(1,420)
Effect of exchange rate changes on cash and cash equivalents	(16)	-	-	(16)

Net change in cash and cash equivalents	(816)	-	-	(816)

Cash and cash equivalents, June 30, 2015	$4,907	$120	$-	$4,787

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

Cash flows from operating activities, excluding the impact of Consolidated Funds, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash outflows from investing activities, excluding the impact of Consolidated Funds, for the six months ended June 30, 2015 were $94 million and primarily reflected $162 million of investment purchases, $134 million of purchases of property and equipment and $88 million related to the BKCA acquisition, partially offset by $315 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Funds, for the six months ended June 30, 2015 were $1,420 million, primarily resulting from $777 million of share repurchases, including $550 million in open market transactions and $227 million of employee tax withholdings related to employee stock transactions and $753 million of cash dividend payments, partially offset by $67 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2015 and December 31, 2014 were as follows:

(in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$4,907	$5,723
Cash and cash equivalents held by consolidated sponsored investment funds, excluding VIEs(1)	(120)	(120)

Subtotal	4,787	5,603
Credit facility – undrawn	4,000	3,990

Total liquidity	$8,787	$9,593

(1)	The Company cannot readily access such cash to use in its operating activities.

Total liquidity decreased $806 million during the six months ended June 30, 2015, primarily reflecting cash payments of 2014 year-end incentive awards, share repurchases of $777 million and cash dividend payments.

A significant portion of the Company’s $2,098 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.    The Company repurchased 1.5 million common shares in open market-transactions under the share repurchase program for approximately $550 million during the six months ended June 30, 2015.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock. At June 30, 2015, there were 7.9 million shares still authorized to be repurchased.

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

The Company was required to maintain approximately $1.1 billion at both June 30, 2015 and December 31, 2014 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2015 Revolving Credit Facility.    In April 2015, the Company’s credit facility was amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program.    The maximum aggregate amount for which the Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time is $4.0 billion. The commercial paper program is currently supported by the 2015 credit facility. At June 30, 2015 and December 31, 2014, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2015, the principal amount of long-term borrowings outstanding was $4.980 billion. See Note 12, Borrowings, in the 2014 Form 10-K for more information on borrowings outstanding as of December 31, 2014.

In June 2015, the Company fully repaid $750 million of 1.375% notes at maturity.

In May 2015, the Company issued €700 million (or approximately $780 million based on the exchange rate at June 30, 2015) of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The 2025 Notes were issued at a discount of approximately $3 million that will be amortized over the term of the 2025 Notes. See Note 10, Borrowings, in the condensed consolidated financial statements in Part I, Item I of this filing for further information on the Company’s designation of the debt offering as a net investment hedge to offset its currency exposure relating to its net investment in euro functional currency operations.

During the six months ended June 30, 2015, the Company paid approximately $98 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2015 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2015	$-	$ 93	$ 93
2016	-	196	196
2017	700	196	896
2018	-	152	152
2019	1,000	152	1,152
2020	-	102	102
Thereafter(1)	3,280	225	3,505

Total	$4,980	$1,116	$6,096

(1)	The amount of principal and interest payments for the 2025 Notes represents the expected payment amounts using foreign exchange rates as of June 30, 2015.

Investment Commitments.    At June 30, 2015, the Company had $417 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $417 million, the Company had approximately $32 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with the acquisition of Credit Suisse’s ETF franchise, BlackRock is required to make contingent payments annually to Credit Suisse, subject to achieving specified thresholds during a seven-year period, subsequent to the 2013 acquisition date. BlackRock is required to make contingent payments related to the acquisition of MGPA during a five-year period, subject to achieving specified thresholds, subsequent to the 2013 acquisition date. In addition, BlackRock is required to make contingent payments in connection with the BKCA acquisition over a three-year period, subject to the acquired business achieving specified performance targets. The fair value of the remaining aggregate contingent payments at June 30, 2015 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

Carried Interest Clawback.    As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its condensed consolidated statements of financial condition. Carried interest is realized and recorded as performance fees on BlackRock’s condensed consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $147.3 billion. The Company held, as agent, cash and securities totaling $156.5 billion as collateral for indemnified securities on loan at June 30, 2015. The fair value of these indemnifications was not material at June 30, 2015.

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

Consolidation.    In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 4, Consolidated Voting Right Entities, for further information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At June 30, 2015, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. See Note 5, Variable Interest Entities, for further information.

See Note 2, Significant Accounting Policies — Accounting Pronouncements Adopted during the Six Months Ended June 30, 2015, for further information on ASU 2015-02.

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

In addition, the Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to reverse/return all, or part, of such carried interest allocations depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2015 and December 31, 2014, the Company had $172 million and $105 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$115	$72	$105	$108
Net additional allocations/other	61	15	73	33
Performance fee revenue recognized	(4)	(7)	(6)	(61)

Ending balance	$172	$80	$172	$80

Recent Developments

Acquisition. Infraestructura Institucional. In June 2015, the Company announced that it agreed to acquire Infraestructura Institucional, Mexico’s leading independently managed, infrastructure investment firm, expanding the Company’s infrastructure capabilities in Mexico. The transaction is expected to close in the fourth quarter of 2015, subject to customary regulatory approvals and closing conditions. The transaction is not expected to be material to the condensed consolidated financial statements.

Accounting Developments

For accounting pronouncements the Company adopted during the six months ended June 30, 2015 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2015, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2015, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $251 million and $86 million, respectively.

At June 30, 2015, approximately $1,365 million of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,445 million. See Balance Sheet Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At June 30, 2015, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $589 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $58.9 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2015, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $856 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $18.1 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $334 million at June 30, 2015. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $33.4 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2015, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $193 million.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2015 through April 30, 2015	355,775	(2)	$370.18	351,089	8,251,636

May 1, 2015 through May 31, 2015	396,169	(2)	$367.75	394,268	7,857,368

June 1, 2015 through June 30, 2015	7,038	(2)	$351.97	-	7,857,368

Total	758,982		$368.75	745,357

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

Item 6.      Exhibits

Exhibit No.	Description
4.1(1)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture, dated as of September 17, 2007, between BlackRock, as issuer, and The Bank of New York, as trustee, relating to senior debt securities.

10.1(2)	Amendment No. 4, dated as of April 2, 2015, to BlackRock, Inc.’s Five-Year Revolving Credit Agreement, dated as of March 10, 2011, as amended by Amendment No. 1 thereto, dated as of March 30, 2012, Amendment No. 2 thereto, dated as of March 28, 2013, and Amendment No. 3 thereto, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.2	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan+

10.3	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan+

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015
+	Denotes compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: August 7, 2015		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1(1)

Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the

Indenture, dated as of September 17, 2007, between BlackRock, as issuer, and The Bank of New

York, as trustee, relating to senior debt securities.

10.1(2)	Amendment No. 4, dated as of April 2, 2015, to BlackRock, Inc.’s Five-Year Revolving Credit Agreement, dated as of March 10, 2011, as amended by Amendment No. 1 thereto, dated as of March 30, 2012, Amendment No. 2 thereto, dated as of March 28, 2013, and Amendment No. 3 thereto, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.2	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan+

10.3	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Amended and Restated 1999 Stock Award and Incentive Plan+

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015
+	Denotes compensatory plans or arrangements