Form 10-Q
period 2015-09-30
BlackRock Inc.
filed 2015-11-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 163,992,541 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except shares and per share data)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$5,673	$5,723
Accounts receivable	2,542	2,120
Investments	1,372	1,921
Assets of consolidated variable interest entities:
Cash and cash equivalents	76	278
Investments	916	3,320
Other assets	63	32
Separate account assets	148,969	161,287
Separate account collateral held under securities lending agreements	30,784	33,654
Property and equipment (net of accumulated depreciation of $624 and $587 at September 30, 2015 and December 31, 2014, respectively)	543	467
Intangible assets (net of accumulated amortization of $1,144 and $1,040 at September 30, 2015 and December 31, 2014, respectively)	17,360	17,344
Goodwill	12,965	12,961
Other assets	953	685
Total assets	$222,216	$239,792
Liabilities
Accrued compensation and benefits	$1,561	$1,865
Accounts payable and accrued liabilities	1,343	1,035
Liabilities of consolidated variable interest entities:
Borrowings	-	3,389
Other liabilities	197	245
Borrowings	4,950	4,922
Separate account liabilities	148,969	161,287
Separate account collateral liabilities under securities lending agreements	30,784	33,654
Deferred income tax liabilities	4,921	4,989
Other liabilities	1,010	886
Total liabilities	193,735	212,272
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests (includes $159 million of redeemable noncontrolling interests of consolidated variable interest entities at September 30, 2015)	258	35
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at September 30, 2015 and December 31, 2014;
Shares issued: 171,252,185 at September 30, 2015 and December 31, 2014;
Shares outstanding: 163,922,010 and 164,786,788 at September 30, 2015 and December 31, 2014, respectively
Preferred stock (Note 15)	-	-
Additional paid-in capital	19,327	19,386
Retained earnings	11,533	10,164
Appropriated retained earnings	-	(19)
Accumulated other comprehensive loss	(408)	(273)
Treasury stock, common, at cost (7,330,175 and 6,465,397 shares held at September 30, 2015 and December 31, 2014, respectively)	(2,318)	(1,894)
Total BlackRock, Inc. stockholders’ equity	28,136	27,366
Nonredeemable noncontrolling interests (includes $86 million and $15 million of nonredeemable noncontrolling interests of consolidated variable interest entities at September 30, 2015 and December 31, 2014, respectively)	87	119
Total permanent equity	28,223	27,485
Total liabilities, temporary equity and permanent equity	$222,216	$239,792

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,719	$1,744	$5,166	$5,044
Other third parties	737	724	2,214	2,149
Total investment advisory, administration fees and securities lending revenue	2,456	2,468	7,380	7,193
Investment advisory performance fees	208	133	452	406
BlackRock Solutions and advisory	167	165	475	465
Distribution fees	14	17	44	54
Other revenue	65	66	187	179
Total revenue	2,910	2,849	8,538	8,297
Expense
Employee compensation and benefits	1,023	973	3,016	2,903
Distribution and servicing costs	102	90	306	268
Amortization of deferred sales commissions	12	14	37	43
Direct fund expense	198	199	578	565
General and administration	319	376	970	1,066
Amortization of intangible assets	34	40	104	122
Total expense	1,688	1,692	5,011	4,967
Operating income	1,222	1,157	3,527	3,330
Nonoperating income (expense)
Net gain (loss) on investments	4	46	57	167
Net gain (loss) on consolidated variable interest entities	(14)	(47)	2	(35)
Interest and dividend income	12	10	21	23
Interest expense	(50)	(61)	(153)	(174)
Total nonoperating income (expense)	(48)	(52)	(73)	(19)
Income before income taxes	1,174	1,105	3,454	3,311
Income tax expense	342	232	971	853
Net income	832	873	2,483	2,458
Less:
Net income (loss) attributable to redeemable noncontrolling interests	(11)	-	(4)	2
Net income (loss) attributable to nonredeemable noncontrolling interests	-	(44)	3	(25)
Net income attributable to BlackRock, Inc.	$843	$917	$2,484	$2,481
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.08	$5.46	$14.91	$14.72
Diluted	$5.00	$5.37	$14.68	$14.48
Cash dividends declared and paid per share	$2.18	$1.93	$6.54	$5.79
Weighted-average common shares outstanding:
Basic	166,045,291	167,933,040	166,579,805	168,571,354
Diluted	168,665,303	170,778,766	169,157,188	171,351,276

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$832	$873	$2,483	$2,458
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses), net of tax(1)	(2)	(1)	(3)	3
Less: reclassification adjustment included in net income(1)	-	2	-	8
Net change from available-for-sale investments, net of tax	(2)	(3)	(3)	(5)
Benefit plans, net	-	-	(1)	-
Foreign currency translation adjustments(2)	(67)	(167)	(131)	(129)
Other comprehensive income (loss)	(69)	(170)	(135)	(134)
Comprehensive income	763	703	2,348	2,324
Less: Comprehensive income (loss) attributable to noncontrolling interests	(11)	(44)	(1)	(23)
Comprehensive income attributable to BlackRock, Inc.	$774	$747	$2,349	$2,347

(1)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2015 and 2014.
(2)

Amount for the three months ended September 30, 2015 includes losses from a net investment hedge of $2 million. Amount for the nine months ended September 30, 2015 includes gains from a net investment hedge of $5 million, net of tax of $4 million.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests(2)	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	-	2,484	-	-	-	2,484	3	2,487	(4)
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	-	-	19	-	-	19	(8)	11	194
Dividends paid	-	(1,115)	-	-	-	(1,115)	-	(1,115)	-
Stock-based compensation	397	-	-	-	-	397	-	397	-
Issuance of common shares related to employee stock transactions	(542)	-	-	-	629	87	-	87	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(228)	(228)	-	(228)	-
Shares repurchased	-	-	-	-	(825)	(825)	-	(825)	-
Net tax benefit (shortfall) from stock-based compensation	86	-	-	-	-	86	-	86	-
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	-	-	-	-	-	-	(21)	(21)	298
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	(6)	(6)	(265)
Other comprehensive income (loss)	-	-	-	(135)	-	(135)	-	(135)	-
September 30, 2015	$19,329	$11,533	$-	$(408)	$(2,318)	$28,136	$87	$28,223	$258

(1)	Amounts include $2 million of common stock at both September 30, 2015 and December 31, 2014.
(2)	Amounts include noncontrolling interests of consolidated variable interest entities (“VIEs”).

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Nonredeemable Noncontrolling Interests of Consolidated VIEs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2013	$19,475	$8,208	$22	$(35)	$(1,210)	$26,460	$135	$21	$26,616	$54
Net income	-	2,481	-	-	-	2,481	10	(35)	2,456	2
Allocation of gains (losses) of consolidated collateralized loan obligations	-	-	(35)	-	-	(35)	-	35	-	-
Dividends paid	-	(1,016)	-	-	-	(1,016)	-	-	(1,016)	-
Stock-based compensation	336	-	-	-	-	336	-	-	336	-
Issuance of common shares related to employee stock transactions	(632)	-	-	-	641	9	-	-	9	-
Employee tax withholdings related to employee stock transactions	-	-	-	-	(338)	(338)	-	-	(338)	-
Shares repurchased	-	-	-	-	(750)	(750)	-	-	(750)	-
Net tax benefit (shortfall) from stock-based compensation	93	-	-	-	-	93	-	-	93	-
Subscriptions (redemptions/ distributions)- noncontrolling interest holders	-	-	-	-	-	-	(31)	(6)	(37)	247
Net consolidations (deconsolidations) of sponsored investment funds	-	-	-	-	-	-	-	-	-	(254)
Other comprehensive income (loss)	-	-	-	(134)	-	(134)	-	-	(134)	-
September 30, 2014	$19,272	$9,673	$(13)	$(169)	$(1,657)	$27,106	$114	$15	$27,235	$49

(1)	Amounts include $2 million of common stock at both September 30, 2014 and December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

 BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$2,483	$2,458
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	196	215
Amortization of deferred sales commissions	37	43
Stock-based compensation	397	336
Deferred income tax expense (benefit)	(73)	(31)
Other gains	(40)	-
Net (gains) losses on nontrading investments	10	(53)
Purchases of investments within consolidated sponsored investment funds	(1)	(151)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	1	113
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(26)	10
Net (gains) losses within consolidated VIEs	(2)	35
Net (purchases) proceeds within consolidated VIEs	(169)	(540)
(Earnings) losses from equity method investees	(59)	(133)
Distributions of earnings from equity method investees	32	44
Other adjustments	(1)	7
Changes in operating assets and liabilities:
Accounts receivable	(461)	(426)
Investments, trading	(402)	(189)
Other assets	(263)	(133)
Accrued compensation and benefits	(313)	(272)
Accounts payable and accrued liabilities	287	473
Other liabilities	214	10
Cash flows from operating activities	1,847	1,816
Cash flows from investing activities
Purchases of investments	(329)	(304)
Proceeds from sales and maturities of investments	461	504
Distributions of capital from equity method investees	56	130
Net consolidations (deconsolidations) of sponsored investment funds	(82)	(33)
Acquisition	(88)	-
Purchases of property and equipment	(160)	(40)
Cash flows from investing activities	(142)	257
Cash flows from financing activities
Proceeds from long-term borrowings	787	997
Repayments of long-term borrowings	(750)	-
Cash dividends paid	(1,115)	(1,016)
Proceeds from stock options exercised	79	3
Repurchases of common stock	(1,053)	(1,088)
Net proceeds from (repayments of) borrowings by consolidated VIEs	-	536
Net (redemptions/distributions paid) / subscriptions received from noncontrolling interests holders	277	210
Excess tax benefit from stock-based compensation	86	93
Other financing activities	(11)	(4)
Cash flows from financing activities	(1,700)	(269)
Effect of exchange rate changes on cash and cash equivalents	(55)	(45)
Net increase (decrease) in cash and cash equivalents	(50)	1,759
Cash and cash equivalents, beginning of period	5,723	4,390
Cash and cash equivalents, end of period	$5,673	$6,149
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$139	$140
Interest on borrowings of consolidated VIEs	$-	$112
Income taxes (net of refunds)	$1,013	$992
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$542	$632
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(85)	$(254)
Increase (decrease) in borrowings due to deconsolidation of VIEs	$(3,389)	$-

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

At September 30, 2015, The PNC Financial Services Group, Inc. (“PNC”) held 21.1% of the Company’s voting common stock and 22.1% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2015

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

The Company early adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2015. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of ASU 2015-02, the Company reevaluated all of its investment products for consolidation. As of January 1, 2015, the Company deconsolidated all of its previously consolidated CLOs as its fee arrangements were no longer deemed to be variable interests and it held no other interests in these entities.

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

The impact to the Company’s condensed consolidated statement of financial condition upon adoption of ASU 2015-02 was primarily the deconsolidation of approximately $3.6 billion of assets and $3.6 billion of liabilities related to the Company’s CLOs with an adjustment to appropriated retained earnings/loss of $19 million. In addition, certain investment products previously accounted for as voting rights entities (“VREs”) became VIEs under the new accounting guidance.

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

Disclosures for Investments in Certain Entities that Calculate NAV Per Share.    In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. The Company early adopted ASU 2015-07 during the quarter ended June 30, 2015 on a retrospective basis, which required the restatement of prior periods. As a result of the adoption of ASU 2015-07, $653 million and $692 million as of September 30, 2015 and December 31, 2014, respectively, of NAV investments are no longer included in Level 2 and 3 within the fair value hierarchy.

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

Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

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

Consolidation.    The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to the governing documents of the Company’s investment products), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s PB that consolidates such entity.

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

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income (the “Yield Support waivers”). During the three and nine months ended September 30, 2015, these waivers resulted in a reduction of management fees of approximately $32 million and $112 million, respectively. Approximately 45% of year-to-date Yield Support waivers were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the three months ended September 30, 2015 and 2014, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2015 and December 31, 2014, the fair value of loaned securities held by separate accounts was approximately $28.3 billion and $30.6 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $30.8 billion and $33.7 billion, respectively.

Recent Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company is currently evaluating the impact of adopting ASU 2014-09, which is effective for the Company on January 1, 2018.

Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  Under ASU 2015-16, an acquirer must recognize, upon determination, adjustments to the original amounts recorded for a business acquisition that are identified during the one-year period following the acquisition date. Previously prior period information was required to be revised.  The Company is required to adopt the ASU prospectively on January 1, 2016. Upon adoption, the Company will apply the new ASU to any adjustments related to business acquisitions.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	September 30, 2015	December 31, 2014
Available-for-sale investments	$34	$201
Held-to-maturity investments	111	79
Trading investments:
Consolidated sponsored investment funds	548	443
Other equity and debt securities	17	29
Deferred compensation plan mutual funds	63	64
Total trading investments	628	536
Other investments:
Consolidated sponsored investment funds	-	270
Equity method investments	469	633
Deferred compensation plan equity method investments	16	21
Cost method investments(1)	95	96
Carried interest	19	85
Total other investments	599	1,105
Total investments	$1,372	$1,921

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

At September 30, 2015, the Company consolidated $548 million of investments held by consolidated sponsored investment funds accounted for as VREs, which were classified as trading investments. At December 31, 2014, the Company consolidated $713 million of investments held by consolidated sponsored investment funds accounted for as VREs of which $443 million and $270 million were classified as trading investments and other investments, respectively.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying
September 30, 2015	Cost	Gains	Losses	Value
Equity securities of sponsored investment funds	$35	$2	$(3)	$34

December 31, 2014
Equity securities of sponsored investment funds	$205	$5	$(9)	$201

Available-for-sale investments primarily included seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $111 million and $79 million at September 30, 2015 and December 31, 2014, respectively. Held-to-maturity investments included foreign government debt held for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value. At September 30, 2015, $98 million of these investments mature within one year and $13 million mature after five years through ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	September 30, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$48	$63	$48	$64
Equity securities/multi-asset mutual funds	167	155	210	239
Debt securities/fixed income mutual funds:
Corporate debt	197	194	109	110
Government debt	167	170	100	103
Asset/mortgage backed debt	46	46	20	20
Total trading investments	$625	$628	$487	$536

At September 30, 2015, trading investments included $408 million of debt securities and $140 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $63 million of certain deferred compensation plan mutual fund investments and $17 million of other equity and debt securities.

At December 31, 2014, trading investments included $223 million of debt securities and $220 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $64 million of certain deferred compensation plan mutual fund investments and $29 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

(in millions)	September 30, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds accounted for as VREs	$-	$-	$268	$270
Equity method investments	387	469	518	633
Deferred compensation plan equity method investments	15	16	21	21
Cost method investments:
Federal Reserve Bank stock	93	93	92	92
Other	2	2	4	4
Total cost method investments	95	95	96	96
Carried interest(1)	-	19	-	85
Total other investments	$497	$599	$903	$1,105

(1)	Carried interest related to VREs.

Consolidated sponsored investment funds accounted for as VREs include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At September 30, 2015 and December 31, 2014 the Company’s investment in PennyMac was excluded from the balances in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $207 million and $249 million, respectively, at September 30, 2015 and approximately $167 million and $269 million, respectively, at December 31, 2014. The fair value of the Company’s interest reflected the PennyMac stock price at September 30, 2015 and December 31, 2014, respectively (a Level 1 input).

Cost method investments include nonmarketable securities, primarily including FRB stock, which is held for regulatory purposes and is restricted from sale. At September 30, 2015 and December 31, 2014, there were no indicators of impairment on these investments.

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

(in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$126	$120
Investments:
Trading investments	548	443
Other investments	-	270
Other assets	21	20
Other liabilities	(75)	(18)
Noncontrolling interests	(100)	(139)
BlackRock’s net interests in consolidated VREs	$520	$696

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

In addition, at September 30, 2015 and December 31, 2014, certain consolidated sponsored investment funds, which were accounted for as VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the condensed consolidated statements of financial condition. See Note 5, Variable Interest Entities, for further discussion on these consolidated investment products. See Note 2, Significant Accounting Policies, for the Company’s consolidation policy and for further information on the adoption of ASU 2015-02.

The Company cannot readily access cash and cash equivalents held by consolidated VREs to use in its operating activities. In addition, the Company cannot readily sell investments held by consolidated VREs to obtain cash for use in the Company’s operations.

5.   Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, which may be considered VIEs. The Company may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its investments in the entity. The Company consolidates entities when it is determined to be the PB. See Note 2, Significant Accounting Policies, for further information on the Company’s accounting policy on consolidation.

As a result of the adoption of ASU 2015-02, the Company deconsolidated all previously consolidated CLOs effective January 1, 2015 as its fees are no longer deemed variable interests. The Company also consolidated certain investment products that were not previously consolidated as a result of the adoption of ASU 2015-02. See Note 2,

Significant Accounting Policies – Accounting Pronouncements Adopted in the Nine Months ended September 30, 2015, for further information on ASU 2015-02.

Consolidated VIEs.    The Company’s consolidated VIEs as of September 30, 2015 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The Company’s consolidated VIEs under previous accounting guidance as of December 31, 2014 primarily included CLOs in which BlackRock did not have an investment; however, as the collateral manager, BlackRock was deemed to have both the power to direct the most significant activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at September 30, 2015 and December 31, 2014 in the following table:

(in millions)	September 30, 2015	December 31, 2014
Assets of consolidated VIEs:
Cash and cash equivalents	$76	$278
Investments	916	3,320
Other assets	63	32
Total investments and other assets	979	3,352
Liabilities of consolidated VIEs:
Borrowings	-	(3,389)
Other liabilities	(197)	(245)
Appropriated retained earnings	-	19
Noncontrolling interests of consolidated VIEs	(245)	(15)
Total BlackRock net interests in consolidated VIEs	$613	$-

The Company recorded a $14 million nonoperating net loss and a $2 million nonoperating net gain, respectively, during the three and nine months ended September 30, 2015 related to consolidated VIEs. Net loss attributable to noncontrolling interests related to consolidated VIEs during the three and nine months ended September 30, 2015 was $9 million and $2 million, respectively.

The Company recorded $47 million and $35 million of nonoperating loss and an equal and offsetting net loss attributable to nonredeemable noncontrolling interests related to consolidated VIEs during the three and nine months ended September 30, 2014, respectively.

Non-consolidated VIEs.    At September 30, 2015 and December 31, 2014, the Company’s carrying value of assets and liabilities included on the condensed consolidated statement of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At September 30, 2015	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$36	$3	$(6)	$56
At December 31, 2014
CDOs/CLOs	$-	$2	$(5)	$19
Other sponsored investment funds:
Collective trusts	-	191	-	191
Other	57	177	(3)	234
Total	$57	$370	$(8)	$444

(1)	At both September 30, 2015 and December 31, 2014, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $2 billion at September 30, 2015. Net assets of other sponsored investment funds approximated $1.7 trillion to $1.8 trillion at December 31, 2014 and included approximately $1.4 trillion of collective trusts at December 31, 2014. Upon the adoption of ASU 2015-02, BlackRock no longer has a variable interest in collective trusts as BlackRock does not have any economic interest and earns at-market fees from these products.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

September 30, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	September 30, 2015
Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$32	$2	$-	$-	$-	$34
Held-to-maturity debt securities	-	-	-	-	111	111
Trading:
Deferred compensation plan mutual funds	63	-	-	-	-	63
Equity/Multi-asset mutual funds	155	-	-	-	-	155
Debt securities / fixed income mutual funds	2	408	-	-	-	410
Total trading	220	408	-	-	-	628
Other investments:
Equity method:
Equity and fixed income mutual funds	62	-	-	-	-	62
Other	-	-	-	399	8	407
Total equity method	62	-	-	399	8	469
Deferred compensation plan equity method investments	-	-	-	16	-	16
Cost method investments	-	-	-	-	95	95
Carried interest	-	-	-	-	19	19
Total investments	314	410	-	415	233	1,372
Separate account assets	104,665	43,035	-	-	1,269	148,969
Separate account collateral held under securities lending agreements:
Equity securities	20,650	-	-	-	-	20,650
Debt securities	-	10,134	-	-	-	10,134
Total separate account collateral held under securities lending agreements	20,650	10,134	-	-	-	30,784
Assets of consolidated VIEs:					-
Private / public equity(3)	10	9	172	159	-	350
Equity securities	180	-	-	-	-	180
Debt securities	-	219	-	-	-	219
Other	-	-	-	79	-	79
Carried interest	-	-	-	-	88	88
Total assets of consolidated VIEs	190	228	172	238	88	916
Total	$125,819	$53,807	$172	$653	$1,590	$182,041
Liabilities:
Separate account collateral liabilities under securities lending agreements	$20,650	$10,134	$-	$-	$-	$30,784
Other liabilities(4)	-	6	37	-	-	43
Total	$20,650	$10,140	$37	$-	$-	$30,827

(1)

Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy (see Note 2, Significant Accounting Policies, for more information on the adoption of ASU 2015-07).

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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and recorded contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2014
Assets:
Investments
Available-for-sale:
Equity securities of sponsored investment funds	$198	$3	$-	$-	$-	$201
Held-to-maturity debt securities	-	-	-	-	79	79
Trading:
Deferred compensation plan mutual funds	64	-	-	-	-	64
Equity/Multi-asset mutual funds	239	-	-	-	-	239
Debt securities / fixed income mutual funds	11	222	-	-	-	233
Total trading	314	222	-	-	-	536
Other investments:
Consolidated sponsored investment funds private / public equity(3)	11	11	80	168	-	270
Equity method:
Fixed income mutual funds	29	-	-	-	-	29
Other	98	-	-	493	13	604
Total equity method	127	-	-	493	13	633
Deferred compensation plan equity method investments	-	-	-	21	-	21
Cost method investments	-	-	-	-	96	96
Carried interest	-	-	-	-	85	85
Total investments	650	236	80	682	273	1,921
Separate account assets	113,566	46,866	-	-	855	161,287
Separate account collateral held under securities lending agreements:
Equity securities	30,387	-	-	-	-	30,387
Debt securities	-	3,267	-	-	-	3,267
Total separate account collateral held under securities lending agreements	30,387	3,267	-	-	-	33,654
Assets of consolidated VIEs:
Bank loans and other assets	-	2,958	302	-	32	3,292
Bonds	-	29	18	-	-	47
Private / public equity	-	3	-	10	-	13
Total assets of consolidated VIEs	-	2,990	320	10	32	3,352
Total	$144,603	$53,359	$400	$692	$1,160	$200,214
Liabilities:
Borrowings of consolidated VIEs	$-	$-	$3,389	$-	$-	$3,389
Separate account collateral liabilities under securities lending agreements	30,387	3,267	-	-	-	33,654
Other liabilities(4)	-	5	39	-	-	44
Total	$30,387	3,272	$3,428	$-	$-	$37,087

(1)

Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy (see Note 2, Significant Accounting Policies, for more information on the adoption of ASU 2015-07).

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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 assets of consolidated VIEs of $172 million at September 30, 2015 related to direct investments in private equity companies held by private equity funds. Level 3 investments of $80 million at December 31, 2014, related to direct investments in private equity companies held by private equity funds. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets may include bank loans and bonds valued based on single-broker nonbinding quotes and direct private equity investments valued using the market approach or the income approach as described above.

Level 3 Liabilities.    Level 3 borrowings of consolidated VIEs at December 31, 2014 include CLO borrowings valued based upon single-broker nonbinding quotes.

Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2015(1)

(in millions)	June 30, 2015	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)	Transfers into Level 3	Transfers out of Level 3	September 30, 2015	Total net unrealized gains (losses) included in earnings(3)
Assets:
Assets of consolidated VIEs:
Private equity	$166	$6	$-	$-	$-	$-	$-	$172	$6
Liabilities:
Other liabilities	$56	$4	$-	$-	$(15)	$-	$-	$37	-

(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amount includes payments of contingent liabilities related to certain acquisitions.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2015(1)

(in millions)	December 31, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)(3)	Transfers into Level 3	Transfers out of Level 3	September 30, 2015	Total net unrealized gains (losses) included in earnings(4)
Assets:
Investments:
Consolidated sponsored investment funds- Private equity	$80	$-	$-	$-	$(80)	$-	$-	$-	$-
Assets of consolidated VIEs:
Private equity	-	13	79	-	80	-	-	172	13
Bank loans	302	-	-	-	(302)	-	-	-	-
Bonds	18	-	-	-	(18)	-	-	-	-
Total Level 3 assets of consolidated VIEs	320	13	79	-	(240)	-	-	172	13
Total Level 3 assets	$400	$13	$79	$-	$(320)	$-	$-	$172	$13
Liabilities:
Borrowings of consolidated VIEs	$3,389	$-	$-	$-	$(3,389)	$-	$-	$-	-
Other liabilities	39	1	-	-	(1)	-	-	37	-
Total Level 3 liabilities	$3,428	$1	$-	$-	$(3,390)	$-	$-	$37	-

(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amounts include the consolidation (deconsolidation) of VIEs due to the adoption of ASU 2015-02 effective January 1, 2015.
(3)	Amounts include a contingent liability and payments of contingent liabilities related to certain acquisitions.
(4)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2014(1)

(in millions)	June 30, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)	Transfers into Level 3	Transfers out of Level 3	September 30, 2014	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds	$1	$1	$-	$-	$(1)	$-	$-	$1	$1
Private equity	79	(11)	9	-	-	-	-	77	(11)
Assets of consolidated VIEs:					-
Bank loans	153	(3)	63	(36)	-	87	(60)	204
Bonds	25	-	-	(8)	-	-	-	17
Total Level 3 assets of consolidated VIEs	178	(3)	63	(44)	-	87	(60)	221	N/A(4)
Total Level 3 assets	$258	$(13)	$72	$(44)	$(1)	$87	$(60)	$299
Liabilities:
Borrowings of consolidated VIEs	$2,699	$26	$-	$-	$216	$-	$-	$2,889	N/A(4)
Other liabilities	43	-	-	-	(4)	-	-	39	-
Total Level 3 liabilities	$2,742	$26	$-	$-	$212	$-	$-	$2,928

N/A – not applicable

(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amount includes net proceeds from borrowings of consolidated VIEs.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(4)	The net gain (loss) on consolidated VIEs is solely attributable to noncontrolling interests on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014(1)

(in millions)	December 31, 2013	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(2)	Transfers into Level 3(3)	Transfers out of Level 3	September 30, 2014	Total net unrealized gains (losses) included in earnings(4)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds	$2	$-	$-	$-	$(1)	$-	$-	$1	$-
Private equity	28	(10)	22	-	-	37	-	77	$(10)
Assets of consolidated VIEs:					-
Bank loans	129	(3)	155	(79)	-	196	(194)	204
Bonds	35	-	-	(18)	-	-	-	17
Total Level 3 assets of consolidated VIEs	164	(3)	155	(97)	-	196	(194)	221	N/A(5)
Total Level 3 assets	$194	$(13)	$177	$(97)	$(1)	$233	$(194)	$299
Liabilities:
Borrowings of consolidated VIEs	$2,369	$40	$-	$-	$560	$-	$-	$2,889	N/A(5)
Other liabilities	42	(1)	-	-	(4)	-	-	39	-
Total Level 3 liabilities	$2,411	$39	$-	$-	$556	$-	$-	$2,928

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

Significant Issuances and Other Settlements.    During the nine months ended September 30, 2015, other settlements primarily included the impact of deconsolidating previously consolidated CLOs effective January 1, 2015 as a result of adopting ASU 2015-02. See Note 2, Significant Accounting Policies, for further information on ASU 2015-02.

During the three and nine months ended September 30, 2014, other settlements included $409 million and $1,021 million, respectively, of borrowings due to the consolidation of CLOs. In addition, during the three and nine months ended September 30, 2014, other settlements included $193 million and $461 million, respectively, of repayments of borrowings of consolidated CLOs.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At September 30, 2015 and December 31, 2014, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,673	$5,673	$5,723	$5,723	Level 1	(1)(2)
Accounts receivable	2,542	2,542	2,120	2,120	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	76	76	278	278	Level 1	(1)
Financial Liabilities:
Accounts payable and accrued liabilities	1,343	1,343	1,035	1,035	Level 1	(3)
Long-term borrowings	4,950	5,258	4,922	5,309	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At September 30, 2015 and December 31, 2014, approximately $198 million and $100 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2015 and December 2014, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2015

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(b)	$222	$37	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	1 – 90 days
Private equity funds	(c)	89	65	N/R	N/R
Real estate funds	(d)	88	20	Quarterly (25%) N/R (75%)	60 days
Deferred compensation plan investments	(e)	16	6	N/R	N/R
Consolidated VIEs:
Private equity funds of funds	(a)	159	19	N/R	N/R
Hedge fund	(b)	79	-	Quarterly	90 days
Total		$653	$147

December 31, 2014

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated VREs:
Private equity funds of funds	(a)	$168	$22	N/R	N/R
Equity method:(1)
Hedge funds/funds of hedge funds	(b)	277	39	Daily/Monthly (29%) Quarterly (48%) N/R (23%)	1 – 90 days
Private equity funds	(c)	107	61	N/R	N/R
Real estate funds	(d)	109	1	Quarterly (19%) N/R (81%)	60 days
Deferred compensation plan investments	(e)	21	5	N/R	N/R
Consolidated VIEs:
Private equity fund	(f)	10	1	N/R	N/R
Total		$692	$129

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately six years and seven years at September 30, 2015 and December 31, 2014. The total remaining unfunded commitments to other third-party funds were $20 million at September 30, 2015 and $22 million at December 31, 2014. The Company had contractual obligations to the consolidated funds of $31 million at both September 30, 2015 and December 31, 2014.

(b)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately two years at both September 30, 2015 and December 31, 2014.

(c)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years at both September 30, 2015 and December 31, 2014.

(d)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately five years and seven years at September 30, 2015 and December 31, 2014, respectively.

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

During the three months ended September 30, 2014, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $6 million loss, which was partially offset by a $23 million loss from the change in fair value of the CLO borrowings.

During the nine months ended September 30, 2014, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $73 million gain, which was offset by a $73 million loss from the change in fair value of the CLO borrowings.

The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income for the three and nine months ended September 30, 2014. The change in fair value of the assets and liabilities included interest income and expense, respectively.

Effective January 1, 2015, the Company no longer consolidates these CLOs due to the adoption of ASU 2015-02. See Note 2, Significant Accounting Policies, for further information.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $230 million and $57 million, respectively. At December 31, 2014, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $238 million and $84 million, respectively.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash flows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2015 and December 31, 2014, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $118 million and $201 million, respectively.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) and were $35 million and $26 million for the three and nine months ended September 30, 2015, respectively. Gains (losses) on total return swaps were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2014.

Gains (losses) on interest rate swaps are recorded in nonoperating income (expense) and were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.

Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. Gains (losses) on such derivatives are recorded in nonoperating income (expense) and were not material for the three and nine months ended September 30, 2015 and 2014.

The fair values of the outstanding derivatives at both September 30, 2015 and December 31, 2014 were not material to the condensed consolidated statements of financial condition.

See Note 10, Borrowings, for information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the nine months ended September 30, 2015 was as follows:

(in millions)
December 31, 2014	$12,961
BKCA acquisition	19
Goodwill adjustment related to Quellos(1)	(15)
September 30, 2015	$12,965

(1)

The $15 million decrease in goodwill during the nine months ended September 30, 2015 resulted from tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $239 million and $263 million at September 30, 2015 and December 31, 2014, respectively.

The $19 million increase represents goodwill from the Company’s acquisition in March 2015 of certain assets related to BlackRock Kelso Capital Advisors LLC (“BKCA”) that constituted a business for approximately $100 million, including contingent consideration.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2014	$16,988	$356	$17,344
Amortization expense	-	(104)	(104)
BKCA acquisition	120	-	120
September 30, 2015	$17,108	$252	$17,360

Indefinite-lived Acquired Management Contracts

Indefinite-lived intangible assets increased by $120 million in the nine months ended September 30, 2015 as a result of the BKCA acquisition.

10.  Borrowings

Short-Term Borrowings

2015 Revolving Credit Facility.    In April 2015, the Company’s credit facility was amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program.    The maximum aggregate amount for which the Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time is $4.0 billion. The commercial paper program is currently supported by the 2015 credit facility. At September 30, 2015, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices at September 30, 2015 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017	$700	$(1)	$699	$768
5.00% Notes due 2019	1,000	(3)	997	1,121
4.25% Notes due 2021	750	(5)	745	829
3.375% Notes due 2022	750	(6)	744	777
3.50% Notes due 2024	1,000	(8)	992	1,030
1.25% Notes due 2025	781	(8)	773	733
Total Long-term Borrowings	$4,981	$(31)	$4,950	$5,258

Long-term borrowings at December 31, 2014 had a carrying value of $4.922 billion and a fair value of $5.309 billion determined using market prices at the end of December 2014.

In June 2015, the Company fully repaid $750 million of 1.375% notes at maturity.

2025 Notes.    In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The 2025 Notes were issued at a discount of approximately $3 million that will be amortized over the term of the 2025 Notes.

Upon conversion to U.S. dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A loss of $2 million and a gain of $5 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2015, respectively. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2015.

See Note 12, Borrowings, in the 2014 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At September 30, 2015, the Company had $371 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $371 million, the Company had approximately $29 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million under a derivative between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the acquired businesses achieving specified performance targets over a certain period subsequent to the applicable acquisition date. The fair value of the remaining aggregate contingent payments at September 30, 2015 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

Legal Proceedings.    From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $160.6 billion. The Company held as agent, cash and securities totaling $169.5 billion as collateral for indemnified securities on loan at September 30, 2015. The fair value of these indemnifications was not material at September 30, 2015.

12.  Stock-Based Compensation

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2015 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2014	3,401,909	$257.01
Granted	1,325,840	$344.20
Converted	(1,588,125)	$229.23
Forfeited	(45,486)	$302.93
September 30, 2015(1)	3,094,138	$307.95

(1)	At September 30, 2015, approximately 2.8 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. In January 2015, the Company granted 952,329 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant and 303,999 RSUs to employees that cliff vest 100% on January 31, 2018.

At September 30, 2015, the intrinsic value of outstanding RSUs was $0.9 billion reflecting a closing stock price of $297.47.

At September 30, 2015, total unrecognized stock-based compensation expense related to unvested RSUs was $400 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

Market Performance-based RSUs.

Market performance-based RSUs outstanding at both September 30, 2015 and December 31, 2014 were 1,425,319 with a weighted average exercise price of $137.31. At September 30, 2015, approximately 1.3 million awards are expected to vest and 0.1 million awards have vested but have not been converted.  No market performance based RSUs were granted during the nine months ended September 30, 2015.

At September 30, 2015, the intrinsic value of outstanding market performance-based RSUs was $424 million reflecting a closing stock price of $297.47.

See Note 14, Stock-Based Compensation, in the 2014 Form 10-K for more information on market performance-based RSUs.

At September 30, 2015, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $61 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

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

Performance-based RSU activity for the nine months ended September 30, 2015 is summarized below:

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2014	-	$-
Granted	262,847	$343.86
September 30, 2015	262,847	$343.86

At September 30, 2015, total unrecognized stock-based compensation expense related to unvested performance-based awards was $69 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.3 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs expected to vest was $90 million.

At September 30, 2015, the intrinsic value of outstanding performance-based RSUs was $78.2 million reflecting a closing stock price of $297.47.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of September 30, 2015, approximately 2.7 million shares had been surrendered by PNC.

At September 30, 2015, the remaining shares committed by PNC of approximately 1.3 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the nine months ended September 30, 2015 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2014	906,719	$167.76
Exercised(1)	(468,378)	$167.76
September 30, 2015(1)	438,341	$167.76

(1)	The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 was $80.0 million. At September 30, 2015, all options were vested.

The remaining average life of stock options outstanding at September 30, 2015 is approximately one year.

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

Capital Requirements.    At September 30, 2015, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a chartered national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in AOCI by component for the three and nine months ended September 30, 2015 and 2014:

(in millions)	Unrealized gains (losses) on available-for-sale investments(1),(2)	Benefit plans	Foreign currency translation adjustments(3)	Total
For the Three Months Ended September 30, 2015
June 30, 2015	$1	$3	$(343)	$(339)
Other comprehensive income (loss) before reclassifications	(2)	-	(67)	(69)
Amount reclassified from AOCI	-	-	-	-
Net other comprehensive income (loss) for the three months ended September 30, 2015	(2)	-	(67)	(69)
September 30, 2015	$(1)	$3	$(410)	$(408)
For the Nine Months Ended September 30, 2015
December 31, 2014	$2	$4	$(279)	$(273)
Other comprehensive income (loss) before reclassifications	(3)	(1)	(131)	(135)
Amount reclassified from AOCI	-	-	-	-
Net other comprehensive income (loss) for the nine months ended September 30, 2015	(3)	(1)	(131)	(135)
September 30, 2015	$(1)	$3	$(410)	$(408)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2015.
(3)

Amount for the three months ended September 30, 2015 include losses from a net investment hedge of $2 million. Amount for the nine months ended September 30, 2015 include gains from a net investment hedge of $5 million, net of tax of $4 million.

(in millions)	Unrealized gains (losses) on available-for-sale investments(1) (2)	Benefit plans	Foreign currency translation adjustments	Total
For the Three Months Ended September 30, 2014
June 30, 2014	$5	$6	$(10)	$1
Other comprehensive income (loss) before reclassifications	(1)	-	(167)	(168)
Amount reclassified from AOCI(3)	(2)	-	-	(2)
Net other comprehensive income (loss) for the three months ended September 30, 2014	(3)	-	(167)	(170)
September 30, 2014	$2	$6	$(177)	$(169)
For the Nine Months Ended September 30, 2014
December 31, 2013	$7	$6	$(48)	$(35)
Other comprehensive income (loss) before reclassifications	3	-	(129)	(126)
Amount reclassified from AOCI(3)	(8)	-	-	(8)
Net other comprehensive income (loss) for the nine months ended September 30, 2014	(5)	-	(129)	(134)
September 30, 2014	$2	$6	$(177)	$(169)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2014.
(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statements of income.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2015	December 31, 2014
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	1,311,887	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	-	-

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 2.3 million common shares in open-market transactions under the share repurchase program for approximately $825 million during the nine months ended September 30, 2015.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock. At September 30, 2015, there were 7.1 million shares still authorized to be repurchased.

16.  Income Taxes

The three and nine months ended September 30, 2015 included a $6 million net noncash tax benefit and $10 million net noncash expense, respectively, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. The nine months ended September 30, 2015 also included nonrecurring tax benefits of $75 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

The three and nine months ended September 30, 2014 included a $32 million and a $9 million net noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. The nine months ended September 30, 2014 also benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items and improvement in the geographic mix of earnings.

In addition, the three and nine months ended September 30, 2014 included a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of Barclays Global Investors. In connection with the acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of such tax matters in the third quarter of 2014, BlackRock recorded $50 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 under the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share data)	2015	2014	2015	2014
Net income attributable to BlackRock	$843	$917	$2,484	$2,481
Basic weighted-average shares outstanding	166,045,291	167,933,040	166,579,805	168,571,354
Dilutive effect of nonparticipating RSUs and stock options	2,620,012	2,845,726	2,577,383	2,779,922
Total diluted weighted-average shares outstanding	168,665,303	170,778,766	169,157,188	171,351,276
Basic earnings per share	$5.08	$5.46	$14.91	$14.72
Diluted earnings per share	$5.00	$5.37	$14.68	$14.48

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one business segment.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Equity	$1,281	$1,359	$4,013	$4,005
Fixed income	614	554	1,789	1,601
Multi-asset	325	323	961	922
Alternatives	363	293	839	852
Cash management	81	72	230	219
Total investment advisory, administration fees, securities lending revenue and performance fees	2,664	2,601	7,832	7,599
BlackRock Solutions and advisory	167	165	475	465
Distribution fees	14	17	44	54
Other revenue	65	66	187	179
Total revenue	$2,910	$2,849	$8,538	$8,297

The following table illustrates total revenue for the three and nine months ended September 30, 2015 and 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2015	2014	2015	2014
Americas	$1,865	$1,877	$5,632	$5,425
Europe	906	832	2,494	2,470
Asia-Pacific	139	140	412	402
Total revenue	$2,910	$2,849	$8,538	$8,297

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2015 and December 31, 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2015	2014
Americas	$13,231	$13,151
Europe	190	194
Asia-Pacific	87	83
Total long-lived assets	$13,508	$13,428

Americas primarily is comprised of the United States, Canada, Brazil, Chile and Mexico, while Europe primarily is comprised of the United Kingdom. Asia-Pacific is comprised of Hong Kong, Australia, China, India, Japan, Korea, Malaysia, Singapore and Taiwan.

19.  Subsequent Events

In October 2015, the Company completed the acquisition of Infraestructura Institucional, one of Mexico’s leading independently managed infrastructure investment firms, expanding the Company’s infrastructure capabilities in Mexico. In October 2015, the Company also completed the acquisition of FutureAdvisor, a leader in digital wealth management. In November 2015, the Company announced that it had entered an agreement to assume investment management responsibilities of approximately $87 billion of assets under management from BofA® Global Capital Management, Bank of America’s asset management business.  The transaction is expected to close in the first half of 2016, subject to customary regulatory approvals and closing conditions.

These transactions are not expected to be material to the Company’s consolidated financial condition or results of operations.

The Company conducted a review for other subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosure.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.506 trillion of AUM at September 30, 2015. With approximately 12,900 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At September 30, 2015, PNC held 21.1% of the Company’s voting common stock and 22.1% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to current year presentation.

EXECUTIVE SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share data)	2015	2014	2015	2014
GAAP basis:
Total revenue	$2,910	$2,849	$8,538	$8,297
Total expense	1,688	1,692	5,011	4,967
Operating income	$1,222	$1,157	$3,527	$3,330
Operating margin	42.0%	40.6%	41.3%	40.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(37)	(8)	(72)	4
Income tax expense	(342)	(232)	(971)	(853)
Net income attributable to BlackRock	$843	$917	$2,484	$2,481
Diluted earnings per common share	$5.00	$5.37	14.68	$14.48
Effective tax rate	28.8%	20.2%	28.1%	25.6%
As adjusted(2):
Total revenue	$2,910	$2,849	$8,538	$8,297
Total expense	1,683	1,635	4,986	4,888
Operating income	$1,227	$1,214	$3,552	$3,409
Operating margin	43.9%	44.2%	43.4%	42.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(32)	(8)	(71)	(2)
Income tax expense	(351)	(316)	(969)	(918)
Net income attributable to BlackRock	$844	$890	$2,512	$2,489
Diluted earnings per common share	$5.00	$5.21	$14.85	$14.53
Effective tax rate	29.3%	26.2%	27.8%	26.9%
Other:
Assets under management (end of period)	$4,505,721	$4,524,575	$4,505,721	$4,524,575
Diluted weighted-average common shares outstanding(3)	168.7	170.8	169.2	171.4
Common and preferred shares outstanding (end of period)	166.1	167.6	166.1	167.6
Book value per share(4)	$169.44	$161.80	$169.44	$161.80
Cash dividends declared and paid per share	$2.18	$1.93	$6.54	$5.79

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)

Total BlackRock stockholders’ equity, excluding appropriated retained deficit of $13 million at September 30, 2014, divided by total common and preferred shares outstanding at September 30 of the respective period-end.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2014

GAAP.    Operating income of $1,222 million increased $65 million and operating margin of 42.0% increased 140 bps from the third quarter of 2014. Operating income reflected the impact of higher performance fees and organic growth, despite negative market performance and the effect of foreign exchange. Expense reflected higher compensation and benefits expense, primarily reflecting higher headcount and higher deferred compensation expense in the three months ended September 30, 2015. Expense for the three months ended September 30, 2014 included a $50 million reduction of an indemnification asset recorded in general and administration expense (offset by a $50 million tax benefit—see Income Tax Expense within Discussion of Financial Results for more information). Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $29 million due to lower net gains on investments in the third quarter of 2015.

Income tax expense increased $110 million from the third quarter of 2014. Income tax expense for the third quarter of 2015 and the third quarter of 2014 included a $6 million and a $32 million net noncash tax benefit, respectively, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. In addition, income tax expense for the three months ended September 30, 2014 included a $94 million tax benefit, including the $50 million tax benefit mentioned above, primarily due to the resolution of certain outstanding tax matters related to the acquisition of Barclays Global Investors (“BGI”). See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.37, or 7%, from the third quarter of 2014, reflecting a lower effective tax rate in last year’s third quarter, partially offset by the benefit of share repurchases.

As Adjusted.    Operating income of $1,227 million increased $13 million from the third quarter of 2014. Earnings per diluted common share decreased $0.21, or 4%, from the third quarter of 2014. General and administration expense for the three months ended September 30, 2014 excluded $50 million related to the reduction of an indemnification asset. Income tax expense for the prior year quarter excluded a $50 million tax benefit associated with the reduction of the same indemnification asset. In addition, the current quarter and prior year’s third quarter excluded $6 million and $32 million of noncash benefits, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2014

GAAP.    Operating income of $3,527 million increased $197 million and operating margin of 41.3% increased 120 bps from the nine months ended September 30, 2014. Operating income reflected growth in base fees and performance fees, partially offset by higher expense. Expense reflected higher revenue-related expense, including compensation and distribution and servicing costs, partially offset by lower general and administration expense. The nine months ended September 30, 2014 also included the previously mentioned $50 million general and administration expense related to the reduction of an indemnification asset. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $76 million from the nine months ended September 30, 2014 due to lower net gains on investments during the nine months ended September 30, 2015.

Income tax expense for the nine months ended September 30, 2015 included $10 million net noncash expense associated with the revaluation of certain deferred income tax liabilities described above and benefited from $75 million of nonrecurring items. Income tax expense for the nine months ended September 30, 2014 reflected the $94 million tax benefit, described above, a $9 million net noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes, a $34 million net tax benefit related to several favorable nonrecurring items and an improvement in the geographic mix of earnings.

Earnings per diluted common share rose $0.20, or 1%, compared with the prior year period due the benefit of share repurchases.

As Adjusted.    Operating income of $3,552 million and operating margin of 43.4% increased $143 million and 70 bps, respectively, from the nine months ended September 30, 2014. Income tax expense on an as adjusted basis for the nine months ended September 30, 2015 excluded the previously described net noncash expense of $10 million. General and administration expense for the nine months ended September 30, 2014 excluded $50 million related to the reduction of an indemnification asset.  Income tax expense for the nine months ended September 30, 2014 excluded a $50 million tax benefit associated with the reduction of the same indemnification asset and $9 million of net noncash benefits. Earnings per diluted common share rose $0.32, or 2%, from the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Operating income, GAAP basis	$1,222	$1,157	$3,527	$3,330
Non-GAAP expense adjustments:
Reduction of indemnification asset	-	50	-	50
PNC LTIP funding obligation	10	7	26	23
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(5)	-	(1)	6
Operating income, as adjusted	1,227	1,214	3,552	3,409
Product placement costs and commissions	-	-	5	-
Operating income used for operating margin measurement	$1,227	$1,214	$3,557	$3,409
Revenue, GAAP basis	$2,910	$2,849	$8,538	$8,297
Non-GAAP adjustments:
Distribution and servicing costs	(102)	(90)	(306)	(268)
Amortization of deferred sales commissions	(12)	(14)	(37)	(43)
Revenue used for operating margin measurement	$2,796	$2,745	$8,195	$7,986
Operating margin, GAAP basis	42.0%	40.6%	41.3%	40.1%
Operating margin, as adjusted	43.9%	44.2%	43.4%	42.7%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense). General and administration expense relating to the reduction of an indemnification asset in the third quarter of 2014 has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, does not impact BlackRock’s book value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Nonoperating income (expense), GAAP basis	$(48)	$(52)	$(73)	$(19)
Less: Net income (loss) attributable to NCI	(11)	(44)	(1)	(23)
Nonoperating income (expense), net of NCI	(37)	(8)	(72)	4
Compensation expense related to (appreciation) depreciation on deferred compensation plans	5	-	1	(6)
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(32)	$(8)	$(71)	$(2)

(3) Net income attributable to BlackRock, as adjusted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income attributable to BlackRock, GAAP basis	$843	$917	$2,484	$2,481
Non-GAAP adjustments, net of tax:
PNC LTIP funding obligation	7	5	18	17
Income tax matters	(6)	(32)	10	(9)
Net income attributable to BlackRock, as adjusted	$844	$890	$2,512	$2,489
Diluted weighted-average common shares outstanding(4)	168.7	170.8	169.2	171.4
Diluted earnings per common share, GAAP basis(4)	$5.00	$5.37	$14.68	$14.48
Diluted earnings per common share, as adjusted(4)	$5.00	$5.21	$14.85	$14.53

See aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation.

For each period presented, the non-GAAP adjustment related to the PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustments. The three and nine months ended September 30, 2015 included a $6 million net noncash tax benefit and $10 million of net noncash tax expense, respectively, primarily related to the revaluation of certain deferred tax liabilities. Both of these items have been excluded from as adjusted results as they will not have a cash flow impact and to ensure comparability among periods presented. The three and nine months ended September 30, 2014 included a $32 million and a $9 million noncash benefit, respectively, primarily associated with the revaluation of certain deferred income tax liabilities.   Both of these items have been excluded from as adjusted results as they will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type

	AUM				Net Inflows (Outflows)
(in millions)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
Retail	$535,208	$561,062	$534,329	$525,479	$6,554	$31,491	$54,446
iShares	1,010,493	1,075,589	1,024,228	974,170	23,301	69,628	113,818
Institutional:
Active	959,354	975,483	959,160	954,889	5,863	26,364	27,407
Index	1,702,739	1,824,755	1,816,124	1,765,875	(707)	(29,335)	(9,707)
Total institutional	2,662,093	2,800,238	2,775,284	2,720,764	5,156	(2,971)	17,700
Total long-term	4,207,794	4,436,889	4,333,841	4,220,413	35,011	98,148	185,964
Cash management	285,692	271,506	296,353	280,980	15,071	(8,257)	9,551
Advisory(1)	12,235	12,899	21,701	23,182	(132)	(7,882)	(8,798)
Total	$4,505,721	$4,721,294	$4,651,895	$4,524,575	$49,950	$82,009	$186,717

AUM and Net Inflows (Outflows) by Product Type

	AUM				Net Inflows (Outflows)
(in millions)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
Equity	$2,273,237	$2,505,317	$2,451,111	$2,400,105	$5,631	$(688)	$27,969
Fixed income	1,445,637	1,422,434	1,393,653	1,333,528	27,652	76,787	125,185
Multi-asset	375,001	395,009	377,837	373,054	(452)	17,388	27,084
Alternatives:
Core	91,358	89,954	88,006	88,280	2,094	3,123	4,304
Currency and commodities(2)	22,561	24,175	23,234	25,446	86	1,538	1,422
Subtotal	113,919	114,129	111,240	113,726	2,180	4,661	5,726
Long-term	4,207,794	4,436,889	4,333,841	4,220,413	35,011	98,148	185,964
Cash management	285,692	271,506	296,353	280,980	15,071	(8,257)	9,551
Advisory(1)	12,235	12,899	21,701	23,182	(132)	(7,882)	(8,798)
Total	$4,505,721	$4,721,294	$4,651,895	$4,524,575	$49,950	$82,009	$186,717

AUM and Net Inflows (Outflows) by Investment Style

	AUM				Net Inflows (Outflows)
(in millions)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
Active	$1,456,692	$1,496,571	$1,453,613	$1,444,313	$11,255	$55,512	$76,104
Index and iShares	2,751,102	2,940,318	2,880,228	2,776,100	23,756	42,636	109,860
Total long-term	4,207,794	4,436,889	4,333,841	4,220,413	35,011	98,148	185,964
Cash management	285,692	271,506	296,353	280,980	15,071	(8,257)	9,551
Advisory(1)	12,235	12,899	21,701	23,182	(132)	(7,882)	(8,798)
Total	$4,505,721	$4,721,294	$4,651,895	$4,524,575	$49,950	$82,009	$186,717

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended September 30, 2015

The following table presents the component changes in AUM by client type and product for the three months ended September 30, 2015.

(in millions)	June 30, 2015	Net inflows (outflows)	Market change	FX impact(1)	September 30, 2015	Average AUM(2)
Retail:
Equity	$203,373	$1,183	$(19,015)	$(1,276)	$184,265	$195,718
Fixed income	209,056	4,589	(2,791)	(249)	210,605	210,303
Multi-asset	129,188	142	(8,450)	(394)	120,486	125,681
Alternatives	19,445	640	(204)	(29)	19,852	19,721
Retail subtotal	561,062	6,554	(30,460)	(1,948)	535,208	551,423
iShares:
Equity	828,057	5,315	(82,077)	(2,837)	748,458	795,353
Fixed income	230,735	18,232	(1,225)	(1,030)	246,712	239,127
Multi-asset	1,844	74	(100)	(10)	1,808	1,819
Alternatives	14,953	(320)	(1,082)	(36)	13,515	13,978
iShares subtotal	1,075,589	23,301	(84,484)	(3,913)	1,010,493	1,050,277
Institutional:
Active:
Equity	128,032	906	(10,493)	(1,727)	116,718	123,096
Fixed income	517,251	4,113	3,465	(2,320)	522,509	520,314
Multi-asset	256,964	(735)	(8,650)	(1,803)	245,776	254,274
Alternatives	73,236	1,579	(128)	(336)	74,351	73,895
Active subtotal	975,483	5,863	(15,806)	(6,186)	959,354	971,579
Index:
Equity	1,345,855	(1,773)	(113,587)	(6,699)	1,223,796	1,301,851
Fixed income	465,392	718	10,090	(10,389)	465,811	467,034
Multi-asset	7,013	67	(169)	20	6,931	7,071
Alternatives	6,495	281	(469)	(106)	6,201	6,353
Index subtotal	1,824,755	(707)	(104,135)	(17,174)	1,702,739	1,782,309
Institutional subtotal	2,800,238	5,156	(119,941)	(23,360)	2,662,093	2,753,888
Long-term	4,436,889	35,011	(234,885)	(29,221)	4,207,794	$4,355,588
Cash management	271,506	15,071	461	(1,346)	285,692
Advisory(3)	12,899	(132)	74	(606)	12,235
Total	$4,721,294	$49,950	$(234,350)	$(31,173)	$4,505,721

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the three months ended September 30, 2015.

(in millions)	June 30, 2015	Net inflows (outflows)	Market change	FX impact(1)	September 30, 2015	Average AUM(2)
Equity:
Active	$298,884	$875	$(27,064)	$(2,272)	$270,423	$286,992
iShares	828,057	5,315	(82,077)	(2,837)	748,458	795,353
Non-ETF index	1,378,376	(559)	(116,031)	(7,430)	1,254,356	1,333,673
Equity subtotal	2,505,317	5,631	(225,172)	(12,539)	2,273,237	2,416,018
Fixed income:
Active	718,853	8,752	525	(2,328)	725,802	723,189
iShares	230,735	18,232	(1,225)	(1,030)	246,712	239,127
Non-ETF index	472,846	668	10,239	(10,630)	473,123	474,462
Fixed income subtotal	1,422,434	27,652	9,539	(13,988)	1,445,637	1,436,778
Multi-asset	395,009	(452)	(17,369)	(2,187)	375,001	388,845
Alternatives:
Core	89,954	2,094	(267)	(423)	91,358	90,773
Currency and commodities(3)	24,175	86	(1,616)	(84)	22,561	23,174
Alternatives subtotal	114,129	2,180	(1,883)	(507)	113,919	113,947
Long-term	4,436,889	35,011	(234,885)	(29,221)	4,207,794	$4,355,588
Cash management	271,506	15,071	461	(1,346)	285,692
Advisory(4)	12,899	(132)	74	(606)	12,235
Total	$4,721,294	$49,950	$(234,350)	$(31,173)	$4,505,721

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $215.6 billion, or 5%, to $4.506 trillion at September 30, 2015 from $4.721 trillion at June 30, 2015, driven largely by net market depreciation and the impact of foreign exchange movements that more than offset organic growth.

Net market depreciation of $234.4 billion was driven by $225.2 billion from equity products reflecting negative market performance.

AUM decreased $31.2 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the pound sterling and Canadian dollar.

Net Inflows (Outflows) Long-term net inflows of $35.0 billion were across all client types, including $23.3 billion, $6.6 billion and $5.1 billion from iShares, retail and institutional clients, respectively. Net flows in long-term products are described below.

•

iShares net inflows of $23.3 billion included fixed income net inflows of $18.2 billion, which reflected strong flows into U.S. Treasuries. Equity net inflows of $5.3 billion were driven by flows into European-listed iShares and reflected demand for developed market exposures.

•

Active fixed income net inflows of $8.8 billion were led by retail active fixed income net inflows of $4.6 billion. Active retail net inflows, which were diversified across exposures, included $2.4 billion of inflows into unconstrained strategies.

•

Alternatives net inflows of $2.2 billion included institutional active inflows of $1.6 billion which were broad based, including fundings into infrastructure, real estate, fund of fund and alternative solutions offerings.

Cash management net inflows of $15.1 billion were primarily driven by net inflows from Americas institutional clients in prime and government strategies.

The following table presents component changes in AUM by client type and product for the nine months ended September 30, 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	September 30, 2015	Average AUM(3)
Retail:
Equity	$200,445	$1,814	$-	$(14,312)	$(3,682)	$184,265	$200,371
Fixed income	189,820	27,179	-	(4,517)	(1,877)	210,605	203,875
Multi-asset	125,341	2,257	-	(6,336)	(776)	120,486	127,271
Alternatives	18,723	241	1,293	45	(450)	19,852	19,218
Retail subtotal	534,329	31,491	1,293	(25,120)	(6,785)	535,208	550,735
iShares:
Equity	790,067	30,848	-	(62,710)	(9,747)	748,458	808,200
Fixed income	217,671	38,370	-	(4,724)	(4,605)	246,712	234,414
Multi-asset	1,773	156	-	(101)	(20)	1,808	1,830
Alternatives	14,717	254	-	(1,363)	(93)	13,515	14,596
iShares subtotal	1,024,228	69,628	-	(68,898)	(14,465)	1,010,493	1,059,040
Institutional:
Active:
Equity	125,143	(686)	-	(4,806)	(2,933)	116,718	126,101
Fixed income	518,590	9,076	-	888	(6,045)	522,509	523,772
Multi-asset	242,913	15,400	-	(5,250)	(7,287)	245,776	254,183
Alternatives	72,514	2,574	-	12	(749)	74,351	73,299
Active subtotal	959,160	26,364	-	(9,156)	(17,014)	959,354	977,355
Index:
Equity	1,335,456	(32,664)	-	(63,299)	(15,697)	1,223,796	1,342,446
Fixed income	467,572	2,162	-	7,632	(11,555)	465,811	468,949
Multi-asset	7,810	(425)	-	(277)	(177)	6,931	7,539
Alternatives	5,286	1,592	-	(602)	(75)	6,201	5,826
Index subtotal	1,816,124	(29,335)	-	(56,546)	(27,504)	1,702,739	1,824,760
Institutional subtotal	2,775,284	(2,971)	-	(65,702)	(44,518)	2,662,093	2,802,115
Long-term	4,333,841	98,148	1,293	(159,720)	(65,768)	4,207,794	$4,411,890
Cash management	296,353	(8,257)	-	446	(2,850)	285,692
Advisory(4)	21,701	(7,882)	-	465	(2,049)	12,235
Total	$4,651,895	$82,009	$1,293	$(158,809)	$(70,667)	$4,505,721

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the nine months ended September 30, 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	September 30, 2015	Average AUM(3)
Equity:
Active	$292,802	$(657)	$-	$(16,069)	$(5,653)	$270,423	$294,160
iShares	790,067	30,848	-	(62,710)	(9,747)	748,458	808,200
Non-ETF index	1,368,242	(30,879)	-	(66,348)	(16,659)	1,254,356	1,374,758
Equity subtotal	2,451,111	(688)	-	(145,127)	(32,059)	2,273,237	2,477,118
Fixed income:
Active	701,324	35,696	-	(3,649)	(7,569)	725,802	720,240
iShares	217,671	38,370	-	(4,724)	(4,605)	246,712	234,414
Non-ETF index	474,658	2,721	-	7,652	(11,908)	473,123	476,356
Fixed income subtotal	1,393,653	76,787	-	(721)	(24,082)	1,445,637	1,431,010
Multi-asset	377,837	17,388	-	(11,964)	(8,260)	375,001	390,823
Alternatives:
Core	88,006	3,123	1,293	143	(1,207)	91,358	89,463
Currency and commodities(4)	23,234	1,538	-	(2,051)	(160)	22,561	23,476
Alternatives subtotal	111,240	4,661	1,293	(1,908)	(1,367)	113,919	112,939
Long-term	4,333,841	98,148	1,293	(159,720)	(65,768)	4,207,794	$4,411,890
Cash management	296,353	(8,257)	-	446	(2,850)	285,692
Advisory(5)	21,701	(7,882)	-	465	(2,049)	12,235
Total	$4,651,895	$82,009	$1,293	$(158,809)	$(70,667)	$4,505,721

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $146.2 billion, or 3%, to $4.506 trillion at September 30, 2015 from $4.652 trillion at December 31, 2014, driven largely by net market depreciation and the impact of foreign exchange movements, partially offset by organic growth.

Net market depreciation of $158.8 billion was driven by $145.1 billion from equity products due to lower U.S. and global equity markets.

AUM decreased $70.7 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the euro, pound sterling and Canadian dollar.

Net Inflows (Outflows).    Long-term net inflows of $98.1 billion included inflows of $69.6 billion and $31.5 billion from iShares and retail clients, respectively, partially offset by net outflows of $3.0 billion from institutional clients. Net flows in long-term products are described below.

•

iShares net inflows of $69.6 billion reflected fixed income net inflows of $38.4 billion, which were diversified across exposures and geographies.  Equity net inflows of $30.8 billion were driven by demand for the Core Series and regional and country specific strategies.

•

Active fixed income net inflows of $35.7 billion were led by retail active fixed income net inflows of $26.6 billion. Active fixed income net inflows were diversified across exposures and included strong net inflows into unconstrained strategies and high yield products.

•

Multi-asset net inflows of $17.4 billion were driven by $15.4 billion of institutional active net inflows, reflecting strong solutions-based insurance wins and ongoing demand for the LifePath® target-date product suite.

•	Non-ETF index long-term net outflows of $27.0 billion were driven by equity net outflows of $30.9 billion linked to asset allocation, re-balancing and cash needs.

Cash management net outflows of $8.3 billion were primarily comprised of net outflows from EMEA institutional clients concentrated in offshore funds and Americas institutional clients from prime and government strategies.

Advisory net outflows of $7.9 billion were driven by portfolio liquidations.

Component Changes in AUM for the Twelve Months Ended September 30, 2015

The following table presents the component changes in AUM by client type and product for the twelve months ended September 30, 2015.

(in millions)	September 30, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	September 30, 2015	Average AUM(3)
Retail:
Equity	$204,371	$3,102	$-	$(16,936)	$(6,272)	$184,265	$201,282
Fixed income	176,248	42,588	-	(5,397)	(2,834)	210,605	199,005
Multi-asset	125,899	8,422	-	(12,560)	(1,275)	120,486	127,088
Alternatives	18,961	334	1,293	(50)	(686)	19,852	19,188
Retail subtotal	525,479	54,446	1,293	(34,943)	(11,067)	535,208	546,563
iShares:
Equity	757,272	55,065	-	(48,831)	(15,048)	748,458	800,429
Fixed income	199,137	58,533	-	(4,066)	(6,892)	246,712	228,926
Multi-asset	1,667	259	-	(92)	(26)	1,808	1,766
Alternatives	16,094	(39)	-	(2,388)	(152)	13,515	14,789
iShares subtotal	974,170	113,818	-	(55,377)	(22,118)	1,010,493	1,045,910
Institutional:
Active:
Equity	130,073	(6,141)	-	(1,703)	(5,511)	116,718	126,471
Fixed income	513,340	11,799	-	10,772	(13,402)	522,509	522,085
Multi-asset	238,765	17,896	-	1,099	(11,984)	245,776	251,403
Alternatives	72,711	3,853	-	(603)	(1,610)	74,351	72,986
Active subtotal	954,889	27,407	-	9,565	(32,507)	959,354	972,945
Index:
Equity	1,308,389	(24,057)	-	(26,045)	(34,491)	1,223,796	1,339,956
Fixed income	444,803	12,265	-	32,736	(23,993)	465,811	465,221
Multi-asset	6,723	507	-	239	(538)	6,931	7,372
Alternatives	5,960	1,578	-	(1,144)	(193)	6,201	5,829
Index subtotal	1,765,875	(9,707)	-	5,786	(59,215)	1,702,739	1,818,378
Institutional subtotal	2,720,764	17,700	-	15,351	(91,722)	2,662,093	2,791,323
Long-term	4,220,413	185,964	1,293	(74,969)	(124,907)	4,207,794	$4,383,796
Cash management	280,980	9,551	-	643	(5,482)	285,692
Advisory(4)	23,182	(8,798)	-	706	(2,855)	12,235
Total	$4,524,575	$186,717	$1,293	$(73,620)	$(133,244)	$4,505,721

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product for the twelve months ended September 30, 2015.

(in millions)	September 30, 2014	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	September 30, 2015	Average AUM(3)
Equity:
Active	$304,872	$(7,845)	$-	$(16,592)	$(10,012)	$270,423	$295,794
iShares	757,272	55,065	-	(48,831)	(15,048)	748,458	800,429
Non-ETF index	1,337,961	(19,251)	-	(28,092)	(36,262)	1,254,356	1,371,915
Equity subtotal	2,400,105	27,969	-	(93,515)	(61,322)	2,273,237	2,468,138
Fixed income:
Active	683,170	53,378	-	4,886	(15,632)	725,802	713,855
iShares	199,137	58,533	-	(4,066)	(6,892)	246,712	228,926
Non-ETF index	451,221	13,274	-	33,225	(24,597)	473,123	472,456
Fixed income subtotal	1,333,528	125,185	-	34,045	(47,121)	1,445,637	1,415,237
Multi-asset	373,054	27,084	-	(11,314)	(13,823)	375,001	387,629
Alternatives:
Core	88,280	4,304	1,293	(465)	(2,054)	91,358	89,058
Currency and commodities(4)	25,446	1,422	-	(3,720)	(587)	22,561	23,734
Alternatives subtotal	113,726	5,726	1,293	(4,185)	(2,641)	113,919	112,792
Long-term	4,220,413	185,964	1,293	(74,969)	(124,907)	4,207,794	$4,383,796
Cash management	280,980	9,551	-	643	(5,482)	285,692
Advisory(5)	23,182	(8,798)	-	706	(2,855)	12,235
Total	$4,524,575	$186,717	$1,293	$(73,620)	$(133,244)	$4,505,721

(1)	Amount represents $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC in March 2015.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $18.9 billion to $4.506 trillion at September 30, 2015 from $4.525 trillion at September 30, 2014, driven by the impact of foreign exchange movements and net market depreciation, partially offset by organic growth.

Net market depreciation of $73.6 billion primarily reflected $93.5 billion from equity products due to lower U.S. and global equity markets and $11.3 billion from multi-asset products, across the majority of strategies, partially offset by market appreciation of $34.0 billion from fixed income products concentrated in local currency strategies.

AUM decreased $133.2 billion due to the impact of foreign exchange movements primarily resulting from the strengthening of the U.S. dollar, largely against the euro, pound sterling and Canadian dollar.

Net Inflows (Outflows).    Long-term net inflows of $186.0 billion were positive across all client types, including $113.8 billion, $54.5 billion and $17.7 billion from iShares, retail and institutional clients, respectively. Net flows in long-term products are described below.

•

iShares net inflows of $113.8 billion included fixed income iShares and equity iShares net inflows of $58.5 billion and $55.1 billion, respectively. Fixed income iShares net inflows were diversified across exposures, led by strong net inflows into U.S. sector specific, local currency and U.S. targeted duration strategies. Equity iShares net inflows were led by Core Series and developed-markets equity offerings.

•

Active fixed income net inflows of $53.4 billion were led by retail active fixed income net inflows of $41.6 billion, which reflected strong interest in unconstrained fixed income, high yield and core bond offerings.

•

Multi-asset net inflows of $27.1 billion were led by $17.9 billion of institutional active net inflows, which reflected strong demand for the LifePath target-date series, the dynamic diversified growth strategy and solutions-based insurance mandates. Retail net inflows of $8.4 billion were led by net inflows into the multi-asset income suite.

•	Non-ETF index fixed income net inflows of $13.3 billion were driven by strong demand for U.S. core strategies.

•	Non-ETF index equity net outflows of $19.3 billion were driven by non-ETF index net outflows linked to asset allocation, re-balancing and cash needs.
•	Active equity net outflows of $7.8 billion were largely due to fundamental equity outflows of $6.2 billion.

Cash management net inflows of $9.6 billion were primarily comprised of net inflows from Americas institutional clients into government and prime strategies, partially offset by net outflows from EMEA institutional clients from offshore funds.

Advisory net outflows of $8.8 billion were driven by portfolio liquidations.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$427	$475	$1,296	$1,416
iShares	673	708	2,085	2,019
Non-ETF index	158	168	511	509
Equity subtotal	1,258	1,351	3,892	3,944
Fixed income:
Active	402	359	1,162	1,029
iShares	139	123	407	358
Non-ETF index	70	66	210	195
Fixed income subtotal	611	548	1,779	1,582
Multi-asset	322	315	942	901
Alternatives:
Core	166	159	481	479
Currency and commodities	18	23	56	68
Alternatives subtotal	184	182	537	547
Long-term	2,375	2,396	7,150	6,974
Cash management	81	72	230	219
Total base fees	2,456	2,468	7,380	7,193
Investment advisory performance fees:
Equity	23	8	121	61
Fixed income	3	6	10	19
Multi-asset	3	8	19	21
Alternatives	179	111	302	305
Total performance fees	208	133	452	406
BlackRock Solutions and advisory	167	165	475	465
Distribution fees	14	17	44	54
Other revenue	65	66	187	179
Total revenue	$2,910	$2,849	$8,538	$8,297

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2015	2014	2015	2014	2015	2014	2015	2014
Equity:
Active	18%	19%	6%	7%	17%	19%	7%	7%
iShares	27%	29%	17%	17%	28%	28%	17%	17%
Non-ETF index	6%	6%	29%	30%	7%	7%	29%	30%
Equity subtotal	51%	54%	52%	54%	52%	54%	53%	54%
Fixed income:
Active	16%	15%	16%	15%	15%	14%	15%	15%
iShares	6%	5%	5%	4%	6%	5%	5%	4%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	25%	23%	31%	29%	24%	22%	30%	29%
Multi-asset	13%	13%	8%	8%	13%	13%	8%	8%
Alternatives:
Core	7%	6%	2%	2%	7%	7%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	8%	7%	3%	3%	8%	8%	3%	3%
Long-term	97%	97%	94%	94%	97%	97%	94%	94%
Cash management	3%	3%	6%	6%	3%	3%	6%	6%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenue increased $61 million, or 2%, from the third quarter of 2014, driven by strength in performance fees.

Investment advisory, administration fees and securities lending revenue of $2,456 million decreased $12 million from $2,468 million in the third quarter of 2014 as the effect of lower markets on average equity AUM and the impact of foreign exchange movements more than offset organic growth. Securities lending fees were $115 million in both the current quarter and the third quarter of 2014.

Investment advisory performance fees of $208 million increased $75 million from the third quarter of 2014, primarily reflecting strong 2015 performance from a single hedge fund with an annual performance measurement period that ends in the third quarter.

BlackRock Solutions and advisory revenue of $167 million increased $2 million from $165 million in the third quarter of 2014 due to higher revenue from Aladdin. BlackRock Solutions and advisory revenue included $135 million in Aladdin revenue compared with $122 million in the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenue increased $241 million, or 3%, from the nine months ended September 30, 2014, driven by higher base fees and growth in performance fees.

Investment advisory, administration fees and securities lending revenue of $7,380 million increased $187 million from $7,193 million in the nine months ended September 30, 2014 due to higher long-term average AUM. Securities lending fees of $376 million in the nine months ended September 30, 2015 increased $16 million from the prior year period.

Investment advisory performance fees were $452 million compared with $406 million in the nine months ended September 30, 2014. The current period reflected higher fees from equity products and strong 2015 performance from a single hedge fund with an annual performance measurement period that ends in the third quarter. The prior year reflected a large fee associated with the liquidation of a closed-end mortgage fund in 2014.

BlackRock Solutions and advisory revenue totaled $475 million compared with $465 million in the nine months ended September 30, 2014. The current period reflected higher revenue from Aladdin and lower revenue from advisory assignments. BlackRock Solutions and advisory revenue included $390 million in Aladdin revenue in the nine months ended September 30, 2015 compared with $347 million in the prior year period.

Expense

	Three Months Ended, September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Expense, GAAP:
Employee compensation and benefits	$1,023	$973	$3,016	$2,903
Distribution and servicing costs	102	90	306	268
Amortization of deferred sales commissions	12	14	37	43
Direct fund expense	198	199	578	565
General and administration:
Marketing and promotional	76	101	251	299
Occupancy and office related	69	69	205	203
Portfolio services	57	52	164	156
Technology	40	40	121	124
Professional services	30	37	82	93
Communications	10	10	28	30
Other general and administration	37	67	119	161
Total general and administration expense	319	376	970	1,066
Amortization of intangible assets	34	40	104	122
Total expense, GAAP	$1,688	$1,692	$5,011	$4,967
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	10	7	26	23
Compensation expense related to appreciation (depreciation) on deferred compensation plans	(5)	-	(1)	6
General and administration:
Reduction of indemnification asset	-	50	-	50
Total non-GAAP expense adjustments	5	57	25	79
Expense, as adjusted:
Employee compensation and benefits	$1,018	$966	$2,991	$2,874
Distribution and servicing costs	102	90	306	268
Amortization of deferred sales commissions	12	14	37	43
Direct fund expense	198	199	578	565
General and administration	319	326	970	1,016
Amortization of intangible assets	34	40	104	122
Total expense, as adjusted	$1,683	$1,635	$4,986	$4,888

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

GAAP.    Expense decreased $4 million from the third quarter of 2014, primarily reflecting lower general and administration expense due to the impact of an expense recorded in the third quarter of 2014 related to a $50 million reduction of an indemnification asset.  The decrease was partially offset by higher employee compensation and benefits expense.

Employee compensation and benefits expense increased $50 million from the third quarter of 2014, reflecting higher deferred compensation expense, higher levels of performance fees and higher headcount, partially offset by the impact of foreign exchange movements. Employees at September 30, 2015 totaled approximately 12,900 compared with approximately 12,100 at September 30, 2014.

Distribution and servicing costs totaled $102 million compared with $90 million in the third quarter of 2014. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the third quarter of 2015 and 2014 included $49 million and $45 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $57 million from the third quarter of 2014, reflecting lower marketing and promotional expense and the impact of an expense recorded in the third quarter of 2014 related to a $50 million reduction of an indemnification asset.  The decrease was partially offset by higher foreign exchange remeasurement expense in the current quarter.

As Adjusted.    Expense, as adjusted, increased $48 million, or 3%, to $1,683 million from $1,635 million in the third quarter of 2014. The increase in total expense, as adjusted, is primarily attributable to higher revenue-related expense, including employee compensation and benefits expense. Amounts related to the reduction of the indemnification asset in the third quarter of 2014 have been excluded from as adjusted results.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

GAAP.    Expense increased $44 million, or 1%, from the nine months ended September 30, 2014, primarily reflecting higher revenue-related expense, including compensation and benefits expense, and distributions and servicing costs, partially offset by lower general and administration expense. The nine months ended September 2014 included the previously mentioned $50 million reduction of an indemnification asset.

Employee compensation and benefits expense increased $113 million, or 4%, to $3,016 million from $2,903 million in the nine months ended September 30, 2014, reflecting higher headcount and higher incentive compensation driven by higher operating income.

Distribution and servicing costs increased $38 million, or 14%, to $306 million in the nine months ended September 30, 2015 from $268 million in the prior year period, driven by higher average AUM. Distribution and servicing costs for the nine months ended September 30, 2015 and 2014 included $145 million and $136 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $96 million from the nine months ended September 30, 2014, primarily reflecting the previously mentioned $50 million reduction of an indemnification asset, lower marketing and promotional expense and lower legal and regulatory expense, partially offset by the impact of foreign exchange remeasurement expense.

As Adjusted.    Expense, as adjusted, increased $98 million, or 2%, to $4,986 million in the nine months ended September 30, 2015 from $4,888 million in the prior year period. The increase in total expense, as adjusted, is primarily attributable to higher revenue-related expense, including compensation and benefits expense and distribution and servicing costs, partially offset by lower general and administration expense. Amounts related to the reduction of the indemnification asset in the nine months ended September 30, 2014 have been excluded from as adjusted results.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Nonoperating income (expense), GAAP basis(1)	$(48)	$(52)	$(73)	$(19)
Less: Net income (loss) attributable to NCI	(11)	(44)	(1)	(23)
Nonoperating income (expense)(2)	(37)	(8)	(72)	4
Compensation expense related to (appreciation) depreciation on deferred compensation plans	5	-	1	(6)
Nonoperating income (expense), as adjusted(2)	$(32)	$(8)	$(71)	$(2)

(1)

Amounts included losses of $14 million and $47 million attributable to consolidated variable interest entities (“VIEs”) for the three months ended September 30, 2015 and 2014, respectively. Amounts included gains of $2 million and losses of $35 million attributable to consolidated VIEs for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Net of net income (loss) attributable to NCI.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net gain (loss) on investments(1)
Private equity	$25	$10	$35	$66
Real estate	5	3	9	13
Other alternatives(2)	(10)	25	(6)	60
Other investments(3)	(14)	5	(22)	10
Subtotal	6	43	16	149
Other gains(4)	-	-	45	-
Investments related to deferred compensation plans	(5)	-	(1)	6
Total net gain (loss) on investments(1)	1	43	60	155
Interest and dividend income	12	10	21	23
Interest expense	(50)	(61)	(153)	(174)
Net interest expense	(38)	(51)	(132)	(151)
Total nonoperating income (expense)(1)	(37)	(8)	(72)	4
Compensation expense related to (appreciation) depreciation on deferred compensation plans	5	-	1	(6)
Nonoperating income (expense), as adjusted(1)	$(32)	$(8)	$(71)	$(2)

(1)	Net of net income (loss) attributable to NCI. Amounts for the three and nine months ended September 30, 2015 also include net gain (loss) on consolidated VIEs.
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

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Net gain on investments of $1 million decreased $42 million from the third quarter of 2014 due to lower marks in the third quarter of 2015.

Interest expense decreased $11 million from the third quarter of 2014, primarily due to repayments of long-term borrowings in the fourth quarter of 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Net gains on investments of $60 million in the nine months ended September 30, 2015 decreased $95 million from the prior year period due to lower net positive marks in the nine months ended September 30, 2015. The nine months ended September 30, 2015 included a $40 million gain related to the BKCA acquisition and the nine months ended September 30, 2014 included the positive impact of the monetization of a nonstrategic, opportunistic private equity investment.

Income Tax Expense

	GAAP				As Adjusted
(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Income before income taxes(1)	$1,185	$1,149	$3,455	$3,334	$1,195	$1,206	$3,481	$3,407
Income tax expense	$342	$232	$971	$853	$351	$316	$969	$918
Effective tax rate	28.8%	20.2%	28.1%	25.6%	29.3%	26.2%	27.8%	26.9%

(1)	Net of net income (loss) attributable to NCI.

Income tax expense for the three and nine months ended September 30, 2015 included a $6 million net noncash tax benefit and net noncash tax expense of $10 million, respectively, primarily related to the revaluation of certain deferred income tax liabilities, which has been excluded from as adjusted results. In addition, income tax expense in the nine months ended September 30, 2015 benefited from $75 million of nonrecurring items.

Income tax expense for the three months ended September 30, 2014 included a $32 million noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes, which has been excluded from the as adjusted results.

In addition, income tax expense for the three months ended September 30, 2014 included a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of BGI. In connection with the acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of such tax matters, BlackRock recorded $50 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit. The $50 million general and administrative expense and $50 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.

Income tax expense for the nine months ended September 30, 2014 included $23 million net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities, which has been excluded from as adjusted results. The nine months ended September 30, 2014 also benefited from an improvement in the geographic mix of earnings and included a $34 million net tax benefit related to several favorable nonrecurring items.

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

	September 30, 2015
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated VIEs(2)	Consolidated VREs(2)	As Adjusted
Assets
Cash and cash equivalents	$5,673	$-	$-	$126	$5,547
Accounts receivable	2,542	-	-	-	2,542
Investments	1,372	-	-	28	1,344
Assets of consolidated VIEs	1,055	-	318	-	737
Separate account assets and collateral held under securities lending agreements	179,753	179,753	-	-	-
Other assets(3)	1,496	-	-	21	1,475
Subtotal	191,891	179,753	318	175	11,645
Goodwill and intangible assets, net	30,325	-	-	-	30,325
Total assets	$222,216	$179,753	$318	$175	$41,970
Liabilities
Accrued compensation and benefits	$1,561	$-	$-	$-	$1,561
Accounts payable and accrued liabilities	1,343	-	-	-	1,343
Liabilities of consolidated VIEs	197	-	73	-	124
Borrowings	4,950	-	-	-	4,950
Separate account liabilities and collateral liabilities under securities lending agreements	179,753	179,753	-	-	-
Deferred income tax liabilities	4,921	-	-	-	4,921
Other liabilities	1,010	-	-	75	935
Total liabilities	193,735	179,753	73	75	13,834
Equity
Total stockholders’ equity	28,136	-	-	-	28,136
Noncontrolling interests	345	-	245	100	-
Total equity	28,481	-	245	100	28,136
Total liabilities and equity	$222,216	$179,753	$318	$175	$41,970

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Funds attributable to noncontrolling interests.
(3)	Amounts include property and equipment and other assets.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2015 and December 31, 2014 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents included $126 million and $120 million of cash held by consolidated VREs at September 30, 2015 and December 31, 2014, respectively (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2015).

Accounts receivable at September 30, 2015 increased $422 million from December 31, 2014 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities) and higher performance fee receivables. Investments were $1,372 million at September 30, 2015 (for more information see Investments herein). Goodwill and intangible assets increased $20 million from December 31, 2014, primarily due to the BKCA acquisition, partially offset by $104 million of amortization of intangible assets. Other assets (including property, plant and equipment) increased $344 million from December 31, 2014, primarily related to an increase in property and equipment, an increase in current taxes receivable and other assets.

Liabilities.    Accrued compensation and benefits at September 30, 2015 decreased $304 million from December 31, 2014, primarily due to 2014 incentive compensation cash payments in the first quarter of 2015, partially offset by 2015 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2015 increased $308 million from December 31, 2014 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expense.

Net deferred income tax liabilities at September 30, 2015 decreased $68 million, primarily due to the effects of temporary differences associated with stock compensation, the BKCA acquisition, and realization of loss carryforwards. Other liabilities increased $124 million from December 31, 2014, primarily resulting from an increase in consolidated funds and other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,372 million and $916 million, respectively, at September 30, 2015. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	September 30, 2015	December 31, 2014
Investments, GAAP	$1,372	$1,921
Investments held by consolidated VIEs, GAAP	916	3,320
Total Investments	2,288	5,241
Investments held by consolidated VREs/VIEs(1)	(1,376)	(4,033)
Net exposure to consolidated VREs/VIEs	1,157	696
Total Investments, as adjusted	2,069	1,904
Federal Reserve Bank stock	(93)	(92)
Carried interest	(107)	(85)
Deferred compensation investments	(79)	(85)
Hedged investments	(288)	(323)
Total “economic” investment exposure	$1,502	$1,319

(1)

Amounts represent investments held in sponsored investment funds that are consolidated in accordance with GAAP as either a VIE or VRE. See Note 2, Significant Accounting Policies, for further information on the Company’s consolidation policy and the 2015 adoption of ASU 2015-02.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
Private equity	$370	$314
Real estate	96	117
Other alternatives(1)	231	289
Other investments(2)	805	599
Total “economic” investment exposure	$1,502	$1,319

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income and equity mutual funds/strategies as well as U.K. government securities held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2015 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2014	$1,904
Purchases/capital contributions	1,034
Sales/maturities	(752)
Distributions(1)	(124)
Market valuations/earnings from equity method investments	(15)
Carried interest capital allocations	22
Total Investments, as adjusted, September 30, 2015	$2,069

(1)	Amount includes distributions representing return of capital and return on investments

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated VREs	Impact on Cash Flows of Consolidated VIEs	Cash Flows Excluding Impact of Consolidated VREs and VIEs
Cash and cash equivalents, December 31, 2014	$5,723	$120	$-	$5,603
Cash flows from operating activities	1,847	(128)	(93)	2,068
Cash flows from investing activities	(142)	(83)	33	(92)
Cash flows from financing activities	(1,700)	217	60	(1,977)
Effect of exchange rate changes on cash and cash equivalents	(55)	-	-	(55)
Net change in cash and cash equivalents	(50)	6	-	(56)
Cash and cash equivalents, September 30, 2015	$5,673	$126	$-	$5,547

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

Cash outflows from investing activities, excluding the impact of Consolidated Funds, for the nine months ended September 30, 2015 were $92 million and primarily reflected $410 million of investment purchases, $160 million of purchases of property and equipment and $88 million related to the BKCA acquisition, partially offset by $510 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Funds, for the nine months ended September 30, 2015 were $1,977 million, primarily resulting from $1.1 billion of share repurchases, including $825 million in open-market transactions and $228 million of employee tax withholdings related to employee stock transactions and $1,115 million of cash dividend payments, partially offset by $86 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2015 and December 31, 2014 were as follows:

(in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$5,673	$5,723
Cash and cash equivalents held by consolidated sponsored investment funds, excluding VIEs(1)	(126)	(120)
Subtotal	5,547	5,603
Credit facility – undrawn	4,000	3,990
Total liquidity	$9,547	$9,593

(1)	The Company cannot readily access such cash to use in its operating activities.

Total liquidity decreased $46 million during the nine months ended September 30, 2015, primarily reflecting cash payments of 2014 year-end incentive awards, share repurchases of $1.1 billion and cash dividend payments, partially offset by cash from operations.

A significant portion of the Company’s $2,069 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.    The Company repurchased 2.3 million common shares in open-market transactions under the share repurchase program for approximately $825 million during the nine months ended September 30, 2015.

In January 2015, the Board of Directors approved an increase in the availability of shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of up to a total of 9.4 million additional shares of BlackRock common stock. At September 30, 2015, there were 7.1 million shares still authorized to be repurchased.

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

The Company was required to maintain approximately $1.1 billion at both September 30, 2015 and December 31, 2014 in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom and the Company’s broker-dealers. At such date, the Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2015 Revolving Credit Facility.    In April 2015, the Company’s credit facility was amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program.    The maximum aggregate amount for which the Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time is $4.0 billion. The commercial paper program is currently supported by the 2015 credit facility. At September 30, 2015 and December 31, 2014, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2015, the principal amount of long-term borrowings outstanding was $4.981 billion. See Note 12, Borrowings, in the 2014 Form 10-K for more information on borrowings outstanding as of December 31, 2014.

In June 2015, the Company fully repaid $750 million of 1.375% notes at maturity.

In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The 2025 Notes were issued at a discount of approximately $3 million that will be amortized over the term of the 2025 Notes. See Note 10, Borrowings, in the condensed consolidated financial statements in Part I, Item I of this filing for further information on the Company’s designation of the debt offering as a net investment hedge to offset its currency exposure relating to its net investment in euro functional currency operations.

During the nine months ended September 30, 2015, the Company paid approximately $137 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2015 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2015	$-	$54	$54
2016	-	196	196
2017	700	196	896
2018	-	152	152
2019	1,000	152	1,152
2020	-	102	102
Thereafter(1)	3,281	225	3,506
Total	$4,981	$1,077	$6,058

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes represents the expected payment amounts using foreign exchange rates as of September 30, 2015.

Investment Commitments.    At September 30, 2015, the Company had $371 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real estate funds, infrastructure funds, opportunistic funds and distressed credit funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $371 million, the Company had approximately $29 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the acquired businesses achieving specified performance targets over a certain period subsequent to the applicable acquisition date. The fair value of the remaining aggregate contingent payments at September 30, 2015 is included in other liabilities and is not significant to the condensed consolidated statement of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $160.6 billion. The Company held, as agent, cash and securities totaling $169.5 billion as collateral for indemnified securities on loan at September 30, 2015. The fair value of these indemnifications was not material at September 30, 2015.

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

At September 30, 2015, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. See Note 5, Variable Interest Entities, for further information.

See Note 2, Significant Accounting Policies — Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2015, for further information on ASU 2015-02.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2015 and December 31, 2014, the Company had $157 million and $105 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$172	$80	$105	$108
Net increase/(decrease)	(3)	27	70	61
Performance fee revenue recognized	(12)	(7)	(18)	(69)
Ending balance	$157	$100	$157	$100

Recent Developments

In October 2015, the Company completed the acquisition of Infraestructura Institucional, one of Mexico’s leading independently managed infrastructure investment firms, expanding the Company’s infrastructure capabilities in Mexico. In October 2015, the Company also completed the acquisition of FutureAdvisor, a leader in digital wealth management. In November 2015, the Company announced that it had entered an agreement to assume investment management responsibilities of approximately $87 billion of assets under management from BofA® Global Capital Management, Bank of America’s asset management business. The transaction is expected to close in the first half of 2016, subject to customary regulatory approvals and closing conditions.

These transactions are not expected to be material to the Company’s consolidated financial condition or results of operations.

Accounting Developments

For accounting pronouncements the Company adopted during the nine months ended September 30, 2015 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2015, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2015, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $230 million and $57 million, respectively.

At September 30, 2015, approximately $1,376 million of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,502 million. See Balance Sheet Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At September 30, 2015, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $558 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $55.8 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At September 30, 2015, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $944 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $15.9 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $338 million at September 30, 2015. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $33.8 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2015, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $118 million.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 through July 31, 2015	788,612	(2)	$348.73	788,532	7,068,836
August 1, 2015 through August 31, 2015	1,521	(2)	$316.70	-	7,068,836
September 1, 2015 through September 30, 2015	1,479	(2)	$294.66	-	7,068,836
Total	791,612		$348.56	788,532

_______________________

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: November 6, 2015		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document