Form 10-K
period 2015-12-31
BlackRock Inc.
filed 2016-02-26
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(212) 810-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value 1.250% Notes due 2025	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2015 was approximately $56.3 billion.

As of January 31, 2016, there were 163,941,835 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2016 annual meeting of stockholders to be held on May 25, 2016 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.645 trillion of assets under management (“AUM”) at December 31, 2015. With employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2015, The PNC Financial Services Group, Inc. (“PNC”) held 21.1% of BlackRock’s voting common stock and 22.2% of BlackRock’s capital stock, which includes outstanding common stock and nonvoting preferred stock.

Management seeks to achieve attractive returns for stockholders over time by, among other things, capitalizing on the following factors:

•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for index products;
•

the Company’s global reach and commitment to best practices around the world, with approximately 48% of employees outside the United States supporting local investment capabilities and serving clients, and approximately 42% of total AUM managed for clients domiciled outside the United States;

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

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business, including business in BRS products and services. New business efforts depend on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract, develop and retain talented professionals is critical to the Company’s long-term success.

Financial Highlights

(in millions, except per share data)	2015	2014	2013	2012	2011	5-Year CAGR(4)
Total revenue	$11,401	$11,081	$10,180	$9,337	$9,081	6%
Operating income	$4,664	$4,474	$3,857	$3,524	$3,249	9%
Operating margin	40.9%	40.4%	37.9%	37.7%	35.8%	3%
Nonoperating income (expense)(1)	$(69)	$(49)	$97	$(36)	$(116)	N/A
Net income attributable to BlackRock, Inc.	$3,345	$3,294	$2,932	$2,458	$2,337	10%
Diluted earnings per common share	$19.79	$19.25	$16.87	$13.79	$12.37	13%

(in millions, except per share data)	2015	2014	2013	2012	2011	5-Year CAGR(4)
As adjusted(2):
Operating income	$4,695	$4,563	$4,024	$3,574	$3,392	8%
Operating margin(2)	42.9%	42.9%	41.4%	40.4%	39.7%	2%
Nonoperating income (expense)(1)	$(70)	$(56)	$7	$(42)	$(113)	N/A
Net income attributable to BlackRock, Inc.(3)	$3,313	$3,310	$2,882	$2,438	$2,239	9%
Diluted earnings per common share(3)	$19.60	$19.34	$16.58	$13.68	$11.85	12%

N/A	— not applicable
(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, for further information on non-GAAP financial measures and for as adjusted items for 2015, 2014, and 2013. In 2012, operating income, as adjusted, included an adjustment related to estimated lease exit costs initially recorded in 2011 and the contribution to certain of the Company’s bank-managed short-term investment funds (“STIFs”).  In 2011, operating income, as adjusted, included U.K. lease exit costs which represent costs to exit two locations in London and restructuring charges. In 2012 and 2011, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately did not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

(3)

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items listed above and also include the effect on deferred income tax expense resulting from certain income tax matters.

(4)	Percentage represents compounded annual growth rate (“CAGR”) over a five-year period (2010-2015).

Assets Under Management

The Company’s AUM by product type for the years 2011 through 2015 is presented below.

	December 31,
(in millions)	2015	2014	2013	2012	2011	5-Year CAGR(1)
Equity	$2,423,772	$2,451,111	$2,317,695	$1,845,501	$1,560,106	7%
Fixed income	1,422,368	1,393,653	1,242,186	1,259,322	1,247,722	5%
Multi-asset	376,336	377,837	341,214	267,748	225,170	15%
Alternatives	112,839	111,240	111,114	109,795	104,948	1%
Long-term	4,335,315	4,333,841	4,012,209	3,482,366	3,137,946	7%
Cash management	299,884	296,353	275,554	263,743	254,665	1%
Advisory	10,213	21,701	36,325	45,479	120,070	(42%)
Total	$4,645,412	$4,651,895	$4,324,088	$3,791,588	$3,512,681	5%

(1)	Percentage represents CAGR over a five-year period (2010-2015).

Component changes in AUM by product type for the five years ended December 31, 2015 are presented below.

(in millions)	December 31, 2010	Net Inflows (Outflows)	Adjustment/ Acquisitions(1)	Market Change	FX Impact	December 31, 2015	5-Year CAGR(2)
Equity	$1,694,467	$252,591	$(16,112)	$605,577	$(112,751)	$2,423,772	7%
Fixed income	1,141,324	122,375	2,968	230,218	(74,517)	1,422,368	5%
Multi-asset	185,587	146,838	6,442	62,110	(24,641)	376,336	15%
Alternatives	109,738	(6,541)	21,345	(6,310)	(5,393)	112,839	1%
Long-term	3,131,116	515,263	14,643	891,595	(217,302)	4,335,315	7%
Cash management	279,175	25,411	—	3,487	(8,189)	299,884	1%
Advisory	150,677	(134,686)	—	1,676	(7,454)	10,213	(42%)
Total	$3,560,968	$405,988	$14,643	$896,758	$(232,945)	$4,645,412	5%

(1)

Amounts include AUM acquired from Claymore Investments, Inc. (“Claymore”) in March 2012, Swiss Re Private Equity Partners (“SRPEP”) in September 2012, Credit Suisse’s ETF franchise (“Credit Suisse ETF Transaction”) in July 2013 and MGPA in October 2013.  Amounts also include AUM acquired in the acquisitions of certain assets of BlackRock Kelso Capital Advisors LLC (“BKCA”) in March 2015, Infraestructura Institucional and FutureAdvisor in October 2015, and other reclassifications to conform to current period combined AUM policy and presentation. Amounts also include Barclays Global Investors merger-related outflows due to manager concentration considerations prior to the third quarter of 2011 and outflows from scientific active equity performance prior to the second quarter of 2011. As a result of client investment manager concentration limits and the scientific active equity performance, outflows were expected to occur for a period of time subsequent to the close of the transaction.
(2)	Percentage represents CAGR over a five-year period (2010-2015).

AUM represents the broad range of financial assets we manage for clients on a discretionary basis pursuant to investment management agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for billing (for example, net asset value). Reported AUM does not include assets for which we provide risk management or other forms of nondiscretionary advice, or assets that we are retained to manage on a short-term, temporary basis.

Investment management fees are typically expressed as a percentage of AUM. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, we also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing and advisory services, to institutional investors under the BRS name. Revenue for these services may be based on several criteria including value of positions, number of users, accomplishment of specific deliverables or other objectives.

At December 31, 2015, total AUM was $4.645 trillion, representing a CAGR of 5% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including Claymore and SRPEP, which collectively added $13.7 billion of AUM in 2012, Credit Suisse and MGPA, which collectively added $26.9 billion of AUM in 2013 and BKCA, Infraestructura Institucional and FutureAdvisor, which collectively added $2.2 billion of AUM in 2015. Our AUM mix encompasses a broadly diversified product range, as described below.

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
☐ Alternatives
☐ Cash Management

Client Type

Our organizational structure was designed to ensure that strong investment performance is our highest priority, and that we best align with our clients’ needs to capitalize on broader industry trends. Furthermore, our structure facilitates strong teamwork globally across both functions and regions in order to enhance our ability to leverage best practices to serve our clients and continue to develop our talent.  Specifically, our investments functions are split into distinct strategies: Active Equity and Fixed Income, Beta, Multi-Asset, Alternatives and Trading/Liquidity.

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

AUM by investment style and client type at December 31, 2015 is presented below.

(in millions)	Retail	iShares	Institutional	Total
Active	$499,820	$—	$962,852	$1,462,672
Non-ETF Index	41,305	—	1,738,777	1,780,082
iShares	—	1,092,561	—	1,092,561
Long-term	541,125	1,092,561	2,701,629	4,335,315
Cash management	27,406	—	272,478	299,884
Advisory	—	—	10,213	10,213
Total AUM	$568,531	$1,092,561	$2,984,320	$4,645,412

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the active and passive spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $446.4 billion, or 83%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts (“SMAs”). The majority (92%) of long-term retail AUM is invested in active products, although this is impacted by iShares being shown separately. Retail represented 13% of long-term AUM at December 31, 2015 and 35% of long-term base fees for 2015.

Component changes in retail long-term AUM for 2015 are presented below.

(in millions)	December 31, 2014	Net Inflows	Acquisitions(1)	Market Change	FX Impact	December 31, 2015
Equity	$200,445	$8,543	$—	$(10,040)	$(5,193)	$193,755
Fixed income	189,820	31,114	—	(5,691)	(2,590)	212,653
Multi-asset class	125,341	(1,307)	366	(8,108)	(985)	115,307
Alternatives	18,723	162	1,293	(177)	(591)	19,410
Total Retail	$534,329	$38,512	$1,659	$(24,016)	$(9,359)	$541,125

(1)

Amounts represent $1.3 billion of AUM acquired in the BKCA acquisition in March 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October  2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

The retail client base is diversified geographically, with 70% of long-term AUM managed for investors based in the Americas, 24% in EMEA and 6% in Asia-Pacific at year-end 2015.

•

U.S. retail long-term net inflows of $18.7 billion, or 5% organic growth, were led by fixed income net inflows of $20.9 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into our unconstrained, high yield and core bond offerings. Equity net inflows of $1.3 billion were driven by flows into our index mutual funds, and we continued to make progress on the reinvigoration and globalization of our fundamental active equity business. Multi-asset class net outflows of $2.5 billion were primarily due to a large single-client transition out of mutual funds into a series of iShares across asset classes.

•

International retail long-term net inflows of $19.8 billion, representing 12% organic growth, were positive across major regions and diversified across asset classes. Fixed income products generated net inflows of $10.3 billion, led by short duration and unconstrained strategies as investors looked to manage duration and generate yield in their portfolios. Multi-asset class net inflows of $1.2 billion were driven by flows into managed volatility strategies and the cross-border version of our Multi-Asset Income fund. Equity net inflows of $7.2 billion reflected strong flows into international equities. Alternatives net inflows totaled $1.2 billion, and we remain committed to broadening the distribution of alternatives funds to bring institutional quality alternatives to retail investors.

iShares

iShares is the leading ETF provider in the world, with $1.1 trillion of AUM at December 31, 2015 and was the top asset gatherer globally in 20151 with $129.9 billion of net inflows for an organic growth rate of 13%. Equity net inflows of $78.4 billion were driven by flows into the Core Series and into funds with broad developed market equity exposures, partially offset by outflows from emerging market products. Record fixed income net inflows of $50.3 billion were diversified across exposures and product lines, led by flows into core, corporate and high yield bond funds. iShares multi-asset class and alternatives funds contributed a combined $1.2 billion of net inflows, primarily into core allocation funds. iShares represented 25% of long-term AUM at December 31, 2015 and 35% of long-term base fees for 2015.

Component changes in iShares AUM for 2015 are presented below.

(in millions)	December 31, 2014	Net Inflows	Market Change	FX Impact	December 31, 2015
Equity	$790,067	$78,408	$(32,349)	$(12,970)	$823,156
Fixed income	217,671	50,309	(7,508)	(6,282)	254,190
Multi-asset class	1,773	1,074	(90)	(27)	2,730
Alternatives(1)	14,717	61	(2,160)	(133)	12,485
Total iShares	$1,024,228	$129,852	$(42,107)	$(19,412)	$1,092,561

(1)	Amounts include commodity iShares.

Our broad iShares product range offers investors a precise, transparent and efficient way to tap market returns and gain access to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•

U.S. iShares AUM ended 2015 at $811.4 billion with $97.2 billion of net inflows driven by strong demand for the Core Series and broad developed market equities as well as a diverse range of fixed income products.[2] In 2015, we saw increased investor focus on risk-aware, “smart beta” products, with our minimum volatility funds raising $8.3 billion.

•

International iShares AUM ended 2015 at $281.1 billion with net inflows of $32.7 billion led by fixed income net inflows of $19.2 billion, primarily into yield-focused categories including high yield and investment grade corporate debt.[2] Our international Core Series ranges in Canada and Europe demonstrated solid results in their second year, raising a combined $14.1 billion in net inflows as we continue to expand our international presence among buy-and-hold investors.

Institutional

BlackRock’s institutional AUM is well diversified by both product and region, and we serve institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions.

1	Source: BlackRock; Bloomberg
2	Regional iShares amounts based on jurisdiction of product, not underlying client

Component changes in Institutional long-term AUM for 2015 are presented below.

(in millions)	December 31, 2014	Net Inflows (Outflows)	Acquisition(1)	Market Change	FX Impact	December 31, 2015
Active:
Equity	$125,143	$(462)	$—	$960	$(4,199)	$121,442
Fixed income	518,590	5,690	—	(1,220)	(8,632)	514,428
Multi-asset class	242,913	18,409	—	1,074	(10,355)	252,041
Alternatives	72,514	3,109	560	(175)	(1,067)	74,941
Active subtotal	959,160	26,746	560	639	(24,253)	962,852
Index:
Equity	1,335,456	(33,711)	—	6,157	(22,483)	1,285,419
Fixed income	467,572	(10,169)	—	2,317	(18,623)	441,097
Multi-asset class	7,810	(1,009)	—	(289)	(254)	6,258
Alternatives	5,286	1,793	—	(924)	(152)	6,003
Index subtotal	1,816,124	(43,096)	—	7,261	(41,512)	1,738,777
Total Institutional	$2,775,284	$(16,350)	$560	$7,900	$(65,765)	$2,701,629

(1)	Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015.

Institutional active AUM ended 2015 at $962.9 billion, reflecting $26.8 billion of net inflows. Institutional active represented 22% of long-term AUM and 20% of long-term base fees. Growth in AUM reflected continued strength in multi-asset class products with net inflows of $18.4 billion reflecting ongoing demand for solutions offerings and the LifePath® target-date suite. Our top-performing fixed income platform generated net inflows of $5.7 billion, diversified across exposures. Alternatives net inflows of $3.1 billion were led by inflows into infrastructure and alternatives solutions offerings. In addition, 2015 was another strong fundraising year for illiquid alternatives, and we raised over $5 billion in new commitments, which will be a source of future net inflows. Equity net outflows of $0.5 billion reflected fundamental net outflows of $2.2 billion, which were partially offset by scientific net inflows of $1.7 billion.

Institutional index AUM totaled $1.739 trillion at December 31, 2015, reflecting net outflows of $43.1 billion. Equity net outflows of $33.7 billion were primarily due to low-fee global and regional index equity outflows as clients looked to re-allocate, re-balance or meet their cash needs. Fixed income net outflows of $10.2 billion were concentrated in local currency mandates, linked to outflows from liability management strategies. Institutional index represented 40% of long-term AUM at December 31, 2015 and accounted for 10% of long-term base fees for 2015.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $1.847 trillion, or 68%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2015. The market landscape is shifting from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $36.2 billion of long-term net inflows for the year, or 6% organic growth, driven by continued demand for our LifePath target-date suite. Defined contribution represented $630.9 billion of total pension AUM, and we remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $52.8 billion, or 2% of long-term institutional AUM, was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. We also managed $185.0 billion, or 7%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2015. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $237.7 billion, or 9%, of institutional long-term AUM at year-end 2015. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $379.4 billion, or 14%, of long-term institutional AUM at year-end.

Product Type

Component changes in AUM by product type and investment style for 2015 are presented below.

(in millions)	December 31, 2014	Net Inflows (Outflows)	Acquisitions(1)	Market Change	FX Impact	December 31, 2015
Equity:
Active	$292,802	$4,210	$—	$(7,738)	$(7,955)	$281,319
iShares	790,067	78,408	—	(32,349)	(12,970)	823,156
Non-ETF index	1,368,242	(29,840)	—	4,815	(23,920)	1,319,297
Equity subtotal	2,451,111	52,778	—	(35,272)	(44,845)	2,423,772
Fixed income:
Active	701,324	35,928	—	(6,907)	(10,692)	719,653
iShares	217,671	50,309	—	(7,508)	(6,282)	254,190
Non-ETF index	474,658	(9,293)	—	2,313	(19,153)	448,525
Fixed income subtotal	1,393,653	76,944	—	(12,102)	(36,127)	1,422,368
Multi-asset class	377,837	17,167	366	(7,413)	(11,621)	376,336
Alternatives:
Core	88,006	4,080	1,853	(213)	(1,641)	92,085
Currency and commodities	23,234	1,045	—	(3,223)	(302)	20,754
Alternatives subtotal	111,240	5,125	1,853	(3,436)	(1,943)	112,839
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315
Cash management	296,353	7,510	—	267	(4,246)	299,884
Advisory	21,701	(9,629)	—	461	(2,320)	10,213
Total AUM	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412

(1)

Amounts represent $1.3 billion of AUM acquired in the BKCA acquisition in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

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

Equity

Year-end 2015 equity AUM totaled $2.424 trillion, reflecting net inflows of $52.8 billion. Net inflows included $78.4 billion and $4.2 billion into iShares and active products, respectively. iShares net inflows were driven by the Core Series and flows into broad developed market equity exposures, and active net inflows reflected demand for international equities.  iShares and active net inflows were partially offset by non-ETF index net outflows of $29.8 billion.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international markets, including emerging markets, which tend to have higher fee rates than U.S. equity strategies. Accordingly, fluctuations in international equity markets, which do not consistently move in tandem with U.S. markets, may have a greater impact on BlackRock’s effective equity fee rates and revenues.

Fixed Income

Fixed income AUM ended 2015 at $1.422 trillion, increasing $28.7 billion, or 2%, from December 31, 2014. The increase in AUM reflected $76.9 billion in net inflows, partially offset by $48.2 billion in net market depreciation and foreign exchange movements. In 2015, active net inflows of $35.9 billion were diversified across fixed income offerings, with strong flows into our unconstrained, total return and high yield strategies. Flagship funds in these product areas include our unconstrained Strategic Income Opportunities and Fixed Income Strategies funds, with net inflows of $7.0 billion and $3.7 billion, respectively; our Total Return fund with net inflows of $2.7 billion; and our High Yield Bond fund with net inflows of $3.5 billion. Fixed income iShares net inflows of $50.3 billion were led by flows into core, corporate and high yield bond funds.  Active and iShares net inflows were partially offset by non-ETF index net outflows of $9.3 billion.

Multi-Asset Class

BlackRock’s multi-asset class team manages a variety of balanced funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, bonds, currencies and commodities, and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Component changes in multi-asset class AUM for 2015 are presented below.

(in millions)	December 31, 2014	Net Inflows (Outflows)	Acquisition(1)	Market Change	FX Impact	December 31, 2015
Asset allocation and balanced	$183,032	$12,926	$—	$(6,731)	$(3,391)	$185,836
Target date/risk	128,611	218	—	(1,308)	(1,857)	125,664
Fiduciary	66,194	3,985	—	627	(6,373)	64,433
FutureAdvisor	—	38	366	(1)	—	403
Multi-asset	$377,837	$17,167	$366	$(7,413)	$(11,621)	$376,336

(1)	Amounts represent $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

Multi-asset class net inflows reflected ongoing institutional demand for our solutions-based advice with $17.4 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows, and contributed $7.3 billion to institutional multi-asset class net new business in 2015, primarily into target date and target risk product offerings. Retail net outflows of $1.3 billion were primarily due to a large single-client transition out of mutual funds into a series of iShares across asset classes. Notwithstanding this transition, retail flows reflected demand for our Multi-Asset Income fund family, which raised $4.6 billion in 2015.

The Company’s multi-asset class strategies include the following:

•

Asset allocation and balanced products represented 49% of multi-asset class AUM at year-end, with growth in AUM driven by net new business of $12.9 billion. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income suites.

•

Target date and target risk product flows were impacted by a large single-client transition out of mutual funds into a series of iShares across asset classes. Institutional investors represented 95% of target date and target risk AUM, with defined contribution plans accounting for over 88% of AUM. Flows were driven by defined contribution investments in our LifePath and LifePath Retirement Income® offerings. LifePath products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

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

•

FutureAdvisor is a leading digital wealth management platform, acquired by BlackRock in October 2015. FutureAdvisor operates as a service within BRS, providing financial institutions with high quality, technology-enabled advice capabilities to improve their clients’ investment experience. As consumers increasingly engage with technology to invest, BlackRock and FutureAdvisor are positioned to empower distribution partners to better serve their clients by combining FutureAdvisor’s high-quality technology-enabled advice with BlackRock’s multi-asset investment capabilities, proprietary technology and risk analytics

Alternatives

BlackRock Alternative Investors (“BAI”) focuses on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into two main categories — 1) core, and 2) currency and commodities. Core includes alternative solutions, direct hedge funds, hedge fund and private equity solutions (funds of funds), opportunistic private equity and credit, real estate and infrastructure offerings. The products offered under the BAI umbrella are described below.

In 2015, BlackRock returned $3.3 billion of capital to investors, which is included in outflows. In addition, we raised $5.7 billion of new commitments in 2015 across a variety of strategies, including private equity solutions, opportunistic credit, alternative solutions, real estate and infrastructure. At year-end, we had $10.9 billion of non-fee paying, unfunded commitments, which are expected to be deployed in future years; these commitments are not included in AUM until they are invested.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings.  As a top ten alternative provider3 our highly diversified $112.8 billion alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

3	Source: Towers Watson, July 2015

Component changes in alternatives AUM for 2015 are presented in the table below.

(in millions)	December 31, 2014	Net Inflows (Outflows)	Acquisitions(1)	Market Change	FX Impact	December 31, 2015	Memo: Return of Capital(2)
Core:
Alternative solutions	$528	$1,367	$—	$(9)	$—	$1,886	$(127)
Hedge funds:
Direct hedge fund strategies	31,996	(452)	—	508	(1,001)	31,051	—
Hedge fund solutions	19,583	506	—	59	(31)	20,117	(47)
Hedge funds subtotal	51,579	54	—	567	(1,032)	51,168	(47)
Illiquid and opportunistic:
Private equity solutions	12,340	690	—	(475)	(146)	12,409	(1,109)
Opportunistic private equity and credit strategies	802	295	1,293	(18)	-	2,372	(436)
Illiquid and opportunistic subtotal	13,142	985	1,293	(493)	(146)	14,781	(1,545)
Real assets:
Real estate	22,001	(481)	—	(313)	(445)	20,762	(1,463)
Infrastructure	756	2,155	560	35	(18)	3,488	(76)
Real assets subtotal	22,757	1,674	560	(278)	(463)	24,250	(1,539)
Core subtotal	88,006	4,080	1,853	(213)	(1,641)	92,085	(3,258)
Currency and commodities	23,234	1,045	—	(3,223)	(302)	20,754	—
Alternatives	$111,240	$5,125	$1,853	$(3,436)	$(1,943)	$112,839	$(3,258)

(1)	Amounts represent $1.3 billion of AUM acquired in the BKCA acquisition in March 2015 and $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015.
(2)	Return of capital is included in outflows.

Core.

•	Alternative Solutions represent holistic, highly customized portfolios of alternative investments. In 2015, alternative solutions portfolios had $1.4 billion of net inflows.
•

Hedge Funds net inflows of $0.1 billion were led by net inflows of $0.5 billion into hedge fund solutions, our funds of hedge funds offering, partially offset by $0.4 billion of net outflows from direct hedge funds. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

•

Illiquid and Opportunistic AUM included $12.4 billion in private equity solutions and $2.4 billion in opportunistic private equity and credit offerings. Net inflows of $1.0 billion were predominantly into private equity solutions.  Our acquisition of certain assets of BKCA further enhanced our credit platform through the addition of a middle market, private credit capability.

•

Real Assets AUM totaled $24.3 billion, up $1.5 billion, or 7%. Real assets, which include infrastructure and real estate, saw net inflows of $1.7 billion. In 2015, we continued to build our infrastructure capabilities through the acquisition of Infraestructura Institucional, a leading infrastructure investment business in Mexico. This acquisition advances our growth strategy in Mexico and Latin America and furthers our commitment to being a leader in infrastructure investing.

Currency and Commodities.

AUM in currency and commodities declined 11% from year-end 2014, reflecting portfolio valuation declines of $3.5 billion. Currency and commodities products include a range of active and passive products. Our iShares commodities products represented $12.5 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $299.9 billion at December 31, 2015, up $3.5 billion, or 1%, from year-end 2014. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios are denominated in U.S. dollars, Canadian dollars, Australian dollars, Euros or British pounds. We generated net inflows of $7.5 billion during 2015, a period marked by a near zero interest rate environment. BlackRock is working to bring all U.S. money market funds into full compliance with new regulatory requirements in advance of the 2016 deadlines, and is actively repurposing and streamlining our product lineup to meet the future requirements of clients.  In Europe, we continue to be a market leader highlighted by our implementation of the reverse distribution mechanism in our euro funds when faced with negative rates.  In November 2015, BlackRock and Bank of America’s asset management business, BofA Global Capital Management (“BACM”) entered into an agreement to transfer to BlackRock investment management responsibilities for approximately $87 billion of AUM in cash products currently managed by BACM.  The transaction is expected to close in the first half of 2016, subject to customary approvals and closing conditions.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2015 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$1,610,776	$622,744	$190,252	$2,423,772
Fixed income	807,722	485,388	129,258	1,422,368
Multi-asset class	233,441	120,362	22,533	376,336
Alternatives	59,644	35,855	17,340	112,839
Long-term	2,711,583	1,264,349	359,383	4,335,315
Cash management	216,079	80,962	2,843	299,884
Advisory	7,364	2,849	—	10,213
Total	$2,935,026	$1,348,160	$362,226	$4,645,412

Component changes in AUM by client region for 2015 are presented below.

(in millions)	December 31, 2014	Net Inflows	Acquisitions(1)	Market Change	FX Impact	December 31, 2015
Americas	$2,867,353	$154,742	$2,219	$(66,714)	$(22,574)	$2,935,026
EMEA	1,413,441	(2,912)	—	10,631	(73,000)	1,348,160
Asia-Pacific	371,101	(1,936)	—	(1,411)	(5,528)	362,226
Total	$4,651,895	$149,894	$2,219	$(57,494)	$(101,102)	$4,645,412

(1)

Amounts represent $1.3 billion of AUM acquired in the BKCA acquisition in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

Americas.

Long-term net new business of $144.6 billion was positive across all asset classes, with net inflows of $84.6 billion, $49.7 billion, $6.3 billion and $4.0  billion in equity, fixed income, multi-asset class and alternatives products, respectively. During the year, we served clients through offices in 31 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA.

During the year, clients awarded us long-term net new business of $8.7 billion, including inflows from investors in 23 countries across the region. EMEA net new business was led by fixed income net inflows of $10.8 billion, reflecting strong flows into iShares and unconstrained fixed income. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific.

Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Malaysia, Singapore, Taiwan, Korea, China, and  India. Long-term net outflows of $1.3 billion were due to equity net outflows of $20.2 billion, primarily from institutional index mandates. Fixed income, multi-asset class and alternatives saw net inflows of $16.5 billion, $2.3 billion and $0.1 billion, respectively.

Investment Performance

Investment performance across active and passive products as of December 31, 2015 was as follows:

	One-year period	Three-year period	Five-year period
Fixed Income:
Actively managed AUM above benchmark or peer median
Taxable	69%	91%	92%
Tax-exempt	47%	55%	72%
Index AUM within or above tolerance	94%	99%	99%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	76%	60%	71%
Scientific	65%	90%	95%
Index AUM within or above tolerance	97%	96%	97%

Product Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2015 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including U.S. registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2015. The performance data does not include accounts terminated prior to December 31, 2015 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2015 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Source of performance information and peer medians is BlackRock, Inc. and is based in part on data from Lipper Inc. for U.S. funds and Morningstar, Inc. for non-U.S. funds.

BlackRock Solutions

BRS offers investment management technology systems, risk management services and advisory services on a fee basis. Aladdin is our proprietary technology platform, which serves as the risk management system for both BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting capabilities via the Green Package® and risk management advisory services; interactive fixed income analytics through our web-based calculator, AnSer®; middle and back office outsourcing services; and investment accounting. BRS’ Financial Markets Advisory (“FMA”) group advises global financial institutions, regulators, and government entities on complex financial and risk issues though core competencies across capital markets, data analysis and modeling; strategic advice regarding regulatory compliance, risk management, business transformations and transaction support; and integrated project management. FutureAdvisor, acquired by BlackRock in 2015, is a digital wealth management platform operating within BRS that provides financial institutions with high quality, technology-enabled advice capabilities to improve their clients’ investment experience.

BRS record revenues of $646 million were up 2% year-over-year.  Aladdin, which represented 82% of BRS revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin assignments are typically long-term contracts that provide significant recurring revenue.

Our FMA group continued to post solid revenues, even as the business transitions from a “crisis management” emphasis to a more institutionalized advisory business model, with a strong focus on helping clients navigate and implement requirements for the evolving regulatory environment. Advisory AUM decreased to $10.2 billion, driven by $9.6 billion of planned client distributions reflecting our continued success in disposing of assets for clients at, or above, targeted levels.

At year-end, BRS served clients, including banks, insurance companies, official institutions, pension funds, asset managers and other institutional investors across North America, Europe, Asia and Australia.

Securities Lending

Securities lending is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. BlackRock receives both cash (primarily for U.S. domiciled portfolios) and noncash collateral under securities lending arrangements. The cash management team invests the cash we receive as collateral for securities on loan in other portfolios. Fees for securities lending for U.S. domiciled portfolios can be structured as a share of earnings, or as a management fee based on a percentage of the value of the cash collateral or both. The value of the securities on loan and the revenue earned are captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $218 billion, up from $187 billion at year-end 2014. Liability spreads were generally flat compared to 2014 levels.

BlackRock employs a conservative investment style for cash and securities lending collateral that emphasizes quality, liquidity and interest rate risk management. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. BlackRock’s Cash Management Credit Committee has established risk limits, such as aggregate issuer exposure limits and maturity limits, across many of the products BlackRock manages, including over all of its cash management products. In the ordinary course of our business, there may be instances when a portfolio may exceed an internal risk limit or when an internal risk limit may be changed. No such instances, individually or in the aggregate, have been material to the Company. To the extent that daily evaluation and reporting of the profile of the portfolios identify that a limit has been exceeded, the relevant portfolio will be adjusted. To the extent a portfolio manager would like to obtain a temporary waiver of a risk limit, the portfolio manager must obtain approval from the credit research team, which is independent from the cash management portfolio managers. While a risk limit may be waived temporarily, such waivers are infrequent.

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

Geographic Information

At December 31, 2015, BlackRock served clients in more than 100 countries across the globe, including the United States, the United Kingdom and Japan. See Note 22, Segment Information, contained in Part II, Item 8 of this filing for more information.

Employees

At December 31, 2015, BlackRock had a total of approximately 13,000 employees, including approximately 6,200 located in offices outside the United States. Consistent with our commitment to continually expand and enhance our talent base to support our clients, we added approximately 800 employees during the year, including in strategic focus areas.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust customers of BlackRock Institutional Trust Company, N.A. (“BTC”), PNC and its bank subsidiaries and their customers and the financial system. Under these laws and regulations, agencies that regulate investment advisers, investment funds and bank holding companies and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines both for individuals and BlackRock.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

GLOBAL REGULATORY REFORM

BlackRock is subject to numerous regulatory reform initiatives around the world. Any such initiative, or any new laws or regulations or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities, lead to business disruptions, require BlackRock to alter its business or operating activities and expose BlackRock to additional costs (including compliance and legal costs) as well as reputational harm. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing banking, taxation, antitrust regulation and electronic commerce.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the U.S. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted. BlackRock has commenced a conformance program to address certain regulations adopted under the DFA, as well as financial reforms that have been introduced as part of the SEC’s investment company modernization initiatives.  The cost of these initial conformance activities have been absorbed by BlackRock; however, as the full extent of the DFA and other rules will only become evident over time, it is not yet possible to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon BlackRock’s business, financial condition, and operating activities.

Systemically Important Financial Institution Review

Both the Financial Stability Board (“FSB”) working with the International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Oversight Council (“FSOC”) are considering potential systemic risk related to asset management.  In July 2014, the FSOC issued a statement indicating that their review would focus on products and activities, and FSOC subsequently released a request for information addressing: market liquidity and fund redemption risk, the use of leverage, operational risk, and the resolution of asset managers including the transition of client assets. In June 2015, IOSCO issued a statement indicating they also favored a products and activities approach in their review of asset managers, and in July 2015, the FSB made a similar announcement.  In September 2015, the FSB released a statement indicating that their review would focus on: market liquidity and fund redemption risk, the use of leverage, securities lending practices, operational risk, and risks from pension funds and sovereign wealth funds.

Although FSOC, IOSCO and FSB have shifted from a focus on designating firms and/or funds as systemically important (i.e., G-SIFI or SIFI designations), the process is ongoing and may lead to designations in the future.  In the event that BlackRock receives a SIFI designation, under the DFA, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) is charged with establishing enhanced regulatory requirements for nonbank financial institutions and BlackRock could become subject to direct supervision by the Federal Reserve.  If BlackRock was designated a SIFI or G-SIFI, it could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would be extremely burdensome for BlackRock, unless they were modified to be applicable to an asset manager. No proposals have been made indicating how such measures would be adapted for asset managers, if at all.

Securities and Exchange Commission Review of Asset Managers

BlackRock’s business may also be impacted by Securities and Exchange Commission (“SEC”) regulatory initiatives. The SEC and its staff continue to engage in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. During 2015, the SEC proposed, among other things: enhanced reporting by investment advisors, enhanced reporting on registered mutual funds, new rules for liquidity risk management in registered funds, and new rules governing the use of derivatives and leverage by registered investment companies and business development companies. Furthermore, in June 2015, the SEC issued a request for comments regarding practices related to exchange-traded funds (“ETFs”), which is widely expected to result in a future rulemaking.  The SEC has also indicated an intention to propose new rules for the stress testing of registered investment companies and transition planning by asset managers, including the transfer of client assets.  The SEC’s focus has also been directed toward risk identification and controls in various areas, including the use of derivatives and other trading practices (as reflected in the SEC’s late December 2015 rule proposal described more particularly under” – Regulation of Swaps and Derivatives below), cyber-security and the evaluation of systemic risks. While these proposals have yet to be finalized into new rules, any new rules, guidance or regulatory initiatives resulting from these efforts could expose BlackRock to additional compliance and reporting costs and may require the Company to change how it operates its business or manages funds.

Money Market Fund Reform

In July 2014, the SEC adopted new rules designed to reform the regulatory structure governing money market funds (“MMFs”) and to address the perceived systemic risks that such funds present. The new rules, to which U.S. MMFs must conform by October 2016, require institutional prime and institutional municipal MMFs to employ a floating net asset value per share method of pricing, which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets. Retail MMFs may continue operating with a constant net asset value per share.  The rules also provide for new tools for institutional and retail MMFs’ boards designed to address market shocks, including liquidity fees and redemption gates. The new rules do not apply to government (non-municipal) MMFs, although such funds may “opt-in” to the new liquidity fee and redemption gate provisions if previously disclosed to investors. Implementation of these new rules requires the development of new or additional systems by BlackRock and the funds’ service providers.  BlackRock has commenced efforts to move its MMFs into compliance in advance of the deadline.  The impact of the rules that affect the structure of the funds on BlackRock’s business remains uncertain as clients must decide which products fit their investment needs.  The new rules will, however, affect certain of BlackRock’s funds’ investment strategies, portfolio liquidity and return potential.  The new rules will also result in changes to BlackRock’s existing U.S. MMFs and may reduce the attractiveness of certain U.S. MMFs to investors.

Regulation of Swaps and Derivatives

The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review practices and regulations relating to the use of futures, swaps and other derivatives.  Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, these limitations could require BlackRock to change certain business practices or implement new reporting or compliance processes, which could result in additional costs and/or restrictions. In December 2015, the SEC proposed a new rule governing the use of derivatives and other financial commitment transactions by investment companies that, if enacted, would represent a fundamental change in the nature of the SEC's regulations governing the use of derivatives and other financial commitment transactions by investment companies. This proposal has the potential to require BlackRock to change or restrict certain investment strategies or practices for some investment companies and incur additional costs. In some circumstances the proposed rule could make certain products less competitive with other investment options in the marketplace, which could negatively impact assets under management.

Further, the full implementation of regulations under the DFA and similar regulations in the European Union (“EU”)  and other global jurisdictions relating to regulation of swaps and derivatives could impact the manner in which BlackRock-advised funds and accounts use and trade swaps and other derivatives, increasing the costs of derivatives trading for BlackRock’s clients. For example, various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules also introduce new requirements for centrally clearing certain swaps transactions and for executing certain swaps transactions on or through CFTC or SEC-registered trading venues (as opposed to over the phone or other execution methods).

Jurisdictions outside the U.S. in which BlackRock operates also have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact BlackRock and the broader markets. This includes the implementation of mandated central clearing of swaps in the EU and the implementation of trade reporting, documentation, central clearing and other requirements in various jurisdictions globally.

In the United States, certain interest rate swaps and certain index credit default swaps are already subject to the DFA central clearing and electronic trading venue requirements, with additional products and asset classes potentially becoming subject to these requirements in 2016 and beyond.  For swaps and security-based swaps that are not centrally cleared, U.S. bank regulators recently adopted rules that could require BlackRock-advised funds and accounts to post margin payments when trading with a swap dealer that is regulated by one of the U.S. bank regulators.  The CFTC also recently adopted similar margin rules applicable when trading non-cleared swaps with swap dealers who are not regulated by one of the U.S. bank regulators.  These rules have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients. In EMEA, central clearing requirements will be implemented in a phased manner and will apply to BlackRock funds and accounts beginning in the latter half of 2016. The new rules and regulations may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

Regulation of Exchange Traded Funds

As a result of recent market volatility, regulators globally are examining the potential risks in ETFs, including those related to transparency, liquidity and structural resiliency. BlackRock and other large issuers of ETFs are working with market participants and regulators to address certain of these issues but there can be no assurance that structural or regulatory reforms will be implemented in a manner favorable to BlackRock, or at all.  Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require BlackRock to incur additional compliance and reporting expenses and adversely affect the Company’s business.

Taxation

BlackRock’s businesses may be affected by new tax legislation or regulations, or the modification of existing tax laws, regulations and rulings, by U.S. or non-U.S. authorities. In particular, BlackRock may be impacted by the Foreign Account Tax Compliance Act (“FATCA”) and the Common Reporting Standard (“CRS”) which have introduced new investor onboarding, withholding and reporting rules aimed at ensuring persons with financial assets outside of the their tax residence country pay appropriate taxes. FATCA and CRS rules will impact both U.S. and

non-U.S. funds and subject BlackRock to additional administrative burdens. In many instances, bilateral Intergovernmental Agreements (“IGAs”) between the U.S. and the countries in which BlackRock does business will govern implementation of the new rules. While many of these IGAs have been put into place, others have yet to be concluded.

The Organization for Economic Co-operation and Development (“OECD”) has also launched a base erosion and profit shifting (“BEPS”) proposal that aims to rationalize tax treatment across jurisdictions. In October 2015, the OECD released its final BEPS package in an effort to curb the use of certain tax regimes and elements of tax planning, primarily in a cross-border context. The final package was endorsed by the G20 and is subject to implementation. In addition, in January 2016, the European Commission announced an Anti-Tax Avoidance Package (“EU Package”) for consideration by the European Parliament and Council, containing measures to regulate certain elements of tax planning and to boost tax transparency. Once implemented, the BEPS package and the EU Package could curtail the amount of investments channeled by, and have unintended taxation consequences for funds as well as BlackRock’s overall tax position, which could adversely affect BlackRock’s financial condition and that of its clients.

In addition, certain EU Member States, such as France and Italy, have enacted financial transaction taxes (“FTTs”) which impose taxation on a broad range of financial instruments and derivatives transactions. Several other Member States continue to discuss introducing FTTs. In general, any tax on securities and derivatives transactions would impact investors and would likely have a negative impact on the liquidity of the securities and derivatives markets, could diminish the attractiveness of certain types of products that BlackRock manages in those countries and could cause clients to shift assets away from such products. An FTT could significantly increase the operational costs of BlackRock entering into, on behalf of its clients, securities and derivatives transactions that would be subjected to an FTT, which could adversely impact BlackRock’s financial results and clients’ performance results.

Lastly, the application of tax regulations involves numerous uncertainties and, in the normal course of business, U.S. and non-U.S. tax authorities may review and challenge BlackRock’s historical tax positions. These challenges may result in adjustments to BlackRock’s tax position, or impact the timing or amount of taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition.

Volcker Rule

Provisions of the DFA referred to as the “Volcker Rule” place limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). Because the Federal Reserve currently treats BlackRock as a nonbank subsidiary of PNC, BlackRock may be required to conform its activities to the requirements of the Volcker Rule. On December 18, 2014, the Federal Reserve announced a second extension to the Volcker Rule conformance period, giving banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Federal Reserve also announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with these legacy covered funds.  The Volcker Rule’s restrictions may, among other things, limit BlackRock’s ability to invest in covered funds and require BlackRock to remove its name from the names of its covered funds, which could subject BlackRock to additional expense. The Volcker Rule may also require BlackRock to sell certain seed and co-investments that it holds in covered funds which may occur at a discount to existing carrying value, depending on market conditions. The Volcker Rule may also reduce the level of market making and liquidity activities of several of BlackRock’s trading counterparties, which may adversely impact the liquidity and, in some cases, the pricing of various financial instruments in which BlackRock client accounts invest. For a further discussion of the Volcker Rule, see “Item 1A — Risk Factors — Legal and Regulatory Risks.”

Revised Department of Labor (“DoL”) Fiduciary Rule

In April 2015, the DoL proposed a new regulation defining the term "fiduciary" for purposes of the fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the prohibited transaction exercise tax provisions of the IRS. The rule has been highly criticized by industry participants, particularly retail intermediaries, and BlackRock is engaging with the DoL, trade associations and industry participants in an effort to affect revisions to the proposed rule. To the extent the rule is enacted as written, it will require BlackRock to re-paper a number of its distribution relationships, create compliance and operational challenges for BlackRock’s distribution partners and may limit BlackRock’s ability to provide certain useful services and education to its clients.

Markets in Financial Instruments Directives

BlackRock is also subject to numerous regulatory reform initiatives in Europe.  For example, in the EU rules and regulations made under the current Markets in Financial Instruments Directive (“MiFID”) regime (described more particularly under “— European Regulation” below) are in the process of being revised through implementation of the “MiFID II” package of measures made up of a recast Directive and a new Markets in Financial Instruments Regulation.  MiFID II, which was originally scheduled to come into effect in January 2017, but is now scheduled to come into effect in January 2018, will be implemented through a number of Implementing and Regulatory Technical Standards to be made through Delegated Acts made by the European Commission following advice from the European Securities and Markets Authority (“ESMA”). MiFID II will build upon many of the measures introduced by MiFID, and will extend investor protection, trading transparency, clearing and trading venue access and reporting requirements. It is expected that MiFID II will have significant and wide-ranging impacts on EU securities and derivatives markets. In particular, there will be (i) enhanced governance and investor protection standards, (ii) prescriptive rules on portfolio management firms’ ability to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives on to regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restrictions on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (viii) commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on BlackRock and its subsidiaries and may require significant changes to client servicing models.  A significant number of the impacts are yet to be determined because MiFID II contains a wide ranging and complex set of measures.

Undertakings for Collective Investment in Transferable Securities

The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”). The latest initiative in this area, UCITS V seeks to align the UCITS depositary regime, UCITS remuneration rules and regulators’ power to sanction for breaches of the UCITS Directive with the requirements of the Alternative Investment Fund Managers Directive (“AIFMD”). UCITS V is required to be adopted in the national law of each EU member state by March 18, 2016 though further implementing measures will only become effective in late 2016. Compliance with the updated UCITS directive will subject BlackRock to additional expenses associated with new depositary oversight and other organizational requirements.

Reform of European Retail Distribution

BlackRock must also comply with retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures by banning the payment of commissions to distributors and increasing professionalism in the retail investment sector. The rules were originally introduced in the United Kingdom in 2012 and similar rules have since been introduced in other jurisdictions where BlackRock operates such as the Netherlands, and are under discussion elsewhere. Similarly, MiFID II will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules will lead to greater fragmentation of distribution rules and may lead to changes to BlackRock’s client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners.

EU Benchmarks Regulation

Political agreement on the EU Benchmarks Regulation was reached at the end of 2015. The Regulation provides the legislative framework to implement the 2013 IOSCO Principles for Financial Benchmarks.  The scope of the Regulation is broad as it includes submission based benchmarks through to transaction based market indices. Proportionality is applied to create a stricter framework for the systemically relevant benchmarks such as LIBOR and EURIBOR. Although the Regulation creates a number of obligations on administrators of, and submitters to, benchmarks, it is less extensive as regards the obligations of users of benchmarks, such as asset managers. The Regulation formalizes due diligence procedures for users and implies other additional administrative requirements of users of third-party benchmarks. Managers using third-party and/or bespoke benchmarks to assess fund performance are also caught by the Regulation. It is expected that detailed rule-making underpinning the Regulation's framework will be developed during 2016 and implemented beginning in 2018. While it is not yet possible to assess the full effect of the Regulation on BlackRock's business, it may impose additional administrative and due diligence requirements on the Company, the burden of which is likely to increase as BlackRock makes additional enhancements to its indexing business.

Financial Crimes Enforcement Network (“FinCEN”) Proposed Rulemaking for Registered Investment Advisers

FinCEN has issued a Notice of Proposed Rulemaking (“Proposed Rule”) that would extend to a number of BlackRock’s subsidiaries, which are registered or required to be registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”), the requirement to establish anti-money laundering programs and report suspicious activity to FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”).  The Proposed Rule would extend to those BlackRock subsidiaries captured within the Bank Secrecy Act’s definition of “financial institutions”, which would require them to comply with the Bank Secrecy Act reporting and recordkeeping requirements.  If enacted in its current form, the Proposed Rule would expose BlackRock to additional compliance costs.

Financial Conduct Authority (“FCA”) Asset Management Market Survey

As part of its strategic priorities, the FCA is undertaking a market study into the asset management sector. The aim of this study is to understand whether competition is working effectively to enable both institutional and retail investors to get value for money when purchasing asset management services. The FCA is interested in understanding whether there are any barriers to innovation or technological advances which may be preventing new ways of doing business that could benefit investors (Fintech). If the FCA concludes that competition is not working well, the FCA may intervene through rule-making, introducing firm-specific remedies or enforcement action, publishing general guidance or proposing enhanced industry self-regulation. BlackRock is one of 40 firms included in the study and is currently responding to an information request that consists of qualitative and quantitative data. The FCA is aiming to engage with firms throughout 2016 with the proposal to issue a draft report to the industry in the summer of 2016. The FCA expect to publish their final report in early 2017.

EXISTING U.S. REGULATION - OVERVIEW

BlackRock and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the DoL, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the CFTC and other government agencies and regulatory bodies. Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by various agencies.

The Advisers Act imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 (the “Investment Company Act”) imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock and its affiliated companies. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in restrictions on BlackRock’s activities and damage its reputation. Furthermore, one of BlackRock’s subsidiaries, BTC, was required to register as a municipal advisor (as that term is defined in the statute) with the SEC and Municipal Securities Rulemaking Board (“MSRB”) as a result of SEC rules giving effect to a section of the DFA requiring such registration. The rules subject BTC to new and additional regulation by the SEC and MSRB.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators in this area.

Certain BlackRock subsidiaries are subject to ERISA, and to regulations promulgated thereunder by the DoL, insofar as they act as a “fiduciary” under Title I of ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose excise taxes for violations of these prohibitions, mandate certain required periodic reporting and disclosures and require certain BlackRock entities to carry bonds insuring against losses caused by fraud or dishonesty. ERISA also imposes additional compliance, reporting and operational requirements on BlackRock that otherwise are not applicable to non-benefit plan clients.

BlackRock has seven subsidiaries that are registered as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) with the CFTC and are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the DFA, in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”) and BlackRock Execution Services, are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange (“NYSE”) and a member of the MSRB, subject to MSRB rules.

U.S. Banking Regulation

PNC is a bank holding company and regulated as a “financial holding company” by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). As described in “Item 1-Business”, as of December 31, 2015 PNC owned approximately 22% of BlackRock’s capital stock. Based on the Federal Reserve’s interpretation of the BHC Act, the Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for purposes of the BHC Act, thereby subjecting BlackRock to banking regulation, including the supervision and regulation of the Federal Reserve and to most banking laws, regulations and orders that apply to PNC, including the Volcker Rule. The supervision and regulation of PNC and its subsidiaries under applicable banking laws are intended primarily for the protection of its banking subsidiaries, its depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, and the financial system as a whole, rather than for the protection of stockholders, creditors or clients of PNC or BlackRock.

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

One of BlackRock’s subsidiaries, BTC, is organized as a limited purpose national trust company that does not accept deposits or make commercial loans. BTC is a member of the Federal Reserve System. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as capital adequacy, regulations governing fiduciaries, conflicts of interest, self-dealing, and anti-money laundering laws and regulations. BTC is also subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC’s customers and not BTC, BlackRock and its affiliates, or BlackRock’s stockholders.

Regulation of Securities Lending Financing Transactions

In its 2014 Annual Report, the FSOC identified securities lending indemnification by asset managers who act as lending agents as a potential systemic risk that required further review and monitoring. The Federal Reserve is also considering whether to impose specific margin or minimum haircut requirements for securities financing transactions (“SFTs”). In addition, in October 2015, the European Parliament adopted the European Commission’s proposal for a European regulation on the reporting and transparency of SFTs. The SFT regulation aims to improve the transparency surrounding SFTs and limit the perceived risks of SFTs by, among other things, requiring central reporting of SFTs, requiring disclosure of SFTs to investors and imposing minimum requirements relating to the difference in prices at which a market maker can buy and sell a security in SFTs. If the recent scrutiny of SFTs results in additional regulatory requirements or reporting obligations, BlackRock may be required to introduce additional compliance measures, which will subject BlackRock to additional expenses and could lead to modifications in BlackRock’s SFT activities, including potential adjustments to its activities as agent lender for its clients.

EXISTING INTERNATIONAL REGULATION — OVERVIEW

BlackRock’s international operations are subject to the laws and regulations of a number of international jurisdictions, as well as oversight by numerous regulatory agencies and bodies in those jurisdictions. In some instances, these operations are also affected by U.S. laws and regulations that have extra-territorial application.

Below is a summary of certain international regulatory standards to which BlackRock is subject. It is not meant to be comprehensive as there are parallel legal and regulatory arrangements in force in many jurisdictions where BlackRock’s subsidiaries conduct business.

Of note among the various other international regulations to which BlackRock is subject, are the extensive and complex regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company.

European Regulation

The FCA currently regulates certain BlackRock subsidiaries in the United Kingdom (“U.K.”). It also regulates those U.K. subsidiaries’ branches established in other European Union countries and the U.K. branches of certain of BlackRock’s U.S. subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock U.K. insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services related business in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s U.K.-regulated insurance subsidiary. The FCA supervises BlackRock’s U.K.-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and thematic based reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s U.K.-regulated subsidiaries and/or its employees.

In addition, BlackRock’s U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regulatory regime established by MiFID, which regulates the provision of investment services and activities throughout the wider EEA. MiFID, the scope of which is being enhanced through MiFID II (which is described more particularly under “— Global Regulatory Reform” above), sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock European subsidiaries must also comply with the Consolidated Life Directive and Insurance Mediation Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive). These include requirements on capital, as well as matters of governance and remuneration. The obligations introduced through these directives will have a direct effect on some of BlackRock’s European operations.

BlackRock’s EU-regulated subsidiaries are also subject to an EU regulation on OTC derivatives, central counterparties and trade repositories, which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts since February 2014.

Regulation in the Asia-Pacific Region

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Law (“FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (“JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL. This Japanese subsidiary also holds a license for real estate brokerage activity which subjects it to the regulations set forth in the Real Estate Brokerage Business Act.

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws, and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies and financial services in Australia and is responsible for promoting investor, creditor and consumer protection. Failure to comply with applicable laws and regulations could result in the cancellation, suspension or variation of the regulated subsidiaries’ licenses in Australia.

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (“SFO”) which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (“SFC”). The SFC is also empowered to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC. Failure to comply with the applicable laws, regulations, codes and guidelines issued by the SFC could result in the suspension or revocations of the licenses granted by the SFC.

BlackRock’s operations in Taiwan are regulated by the Taiwan Financial Supervisory Commission, which is responsible for regulating securities markets (including the Taiwan Stock Exchange and the Taiwan Futures Exchange), the banking industry and the insurance sector. Other financial regulators oversee BlackRock subsidiaries, branches, and representative offices across the Asia-Pacific region, including in Singapore and South Korea. Regulators in these jurisdictions have authority with respect to financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements.

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

Item 1A. Risk Factors

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market, operating, legal, compliance, fiduciary and investment risks, BlackRock’s business, financial condition, operating results and nonoperating results could be materially adversely affected and the Company’s stock price could decline as a result of any of these risks and uncertainties, including the ones discussed below.

MARKET AND COMPETITION RISKS

Changes in the value levels of equity, debt, real estate, commodities, currency or other asset markets may cause assets under management (“AUM”), revenue and earnings to decline.

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real estate, commodities or alternative investments in which BlackRock invests, could cause:

•	the value of AUM, or the returns BlackRock realizes on AUM, to decrease;
•	the withdrawal of funds from BlackRock’s products in favor of products offered by competitors;
•	the rebalancing or reallocating of assets into BlackRock products that yield lower fees;
•	an impairment to the value of intangible assets and goodwill; or
•	a decrease in the value of seed or co-investment capital.

The occurrence of any of these events may cause the Company’s AUM, revenue and earnings to decline.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients or fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.

BlackRock derives a substantial portion of its revenue from its investment advisory business. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of private investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its U.S. mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be subject to reduction (including at the behest of a fund’s board of directors). In addition, if a number of BlackRock’s clients terminate their contracts, remove BlackRock from advisory roles, liquidate funds or fail to renew management contracts on favorable terms, the fees or carried interest BlackRock earns could be reduced which may cause BlackRock’s AUM, revenue and earnings to decline.

Increased competition may cause BlackRock’s AUM, revenue and earnings to decline.

The investment management industry is highly competitive and has relatively low barriers to entry. BlackRock competes based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market for risk analytics could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics that BlackRock provides via the Aladdin technology platform to support investment advisory and BlackRock Solutions clients are an important element of BlackRock’s competitive success.  Aladdin’s competitive position is based in part on its ability to combine sophisticated risk analytics with comprehensive portfolio management, trading and operations tools on a single platform.  Increased competition from risk analytics and investment management technology providers or a shift in client demand away to standalone or internally developed solutions, whether due to market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline.  In addition, there can be no assurance that the Company will be able to effectively protect and enforce its intellectual property rights in Aladdin.

The impairment or failure of other financial institutions may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages to many different industries and counterparties, including brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose the products and accounts BlackRock manages to credit risk in the event the applicable counterparty defaults. Although BlackRock regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may otherwise fail to meet their obligations. Any such impairment or failure could negatively impact the performance of products or accounts managed by BlackRock, which could lead to the loss of clients and may cause BlackRock’s AUM, revenue and earnings to decline.

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

Changes in the value of seed and co-investments that BlackRock owns could affect its nonoperating income and could increase the volatility of its earnings.

At December 31, 2015, BlackRock’s net economic investment exposure of approximately $1.5 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments”) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real estate, commodities or alternative investments, could lower the value of these investments, increase the volatility of BlackRock’s earnings and may cause earnings to decline.

Acts of terror and the continued threat of terrorism, as well as increased geopolitical unrest could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity. Acts of terror may also result in increased border security between countries which could adversely affect trade, impede growth and exacerbate refugee crises arising out of civil or international conflicts. Continued geopolitical unrest and terrorist activity that adversely affect the global economy or capital markets may cause BlackRock’s AUM, revenue and earnings to decline.

Risks Related to INVESTMENT PERFORMANCE

Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

The Company’s management believes that investment performance, including the efficient delivery of beta for passively managed products, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or to competitors may cause AUM, revenue and earnings to decline as a result of:

•	client withdrawals in favor of better performing products;
•	client shifts from active to passive products which charge lower fees;
•	the diminishing ability to attract additional funds from existing and new clients;
•	the Company earning reduced, minimal or no performance fees;
•	an impairment to the value of intangible assets and goodwill; or
•	a decrease in investment returns on seed and co-investment capital.

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $621 million, or 5%, of total revenue for the year ended December 31, 2015. Generally, the Company is entitled to a performance fee only if the agreement pursuant to which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods, which may cause AUM, revenue and earnings to decline.

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

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover a significant portion of BlackRock’s critical business operations are concentrated in a limited number of geographic areas, including San Francisco, New York, London and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic or other catastrophic event in any location at which BlackRock maintains a major presence, could materially impact operations, result in disruption to the business or impede its growth. Notwithstanding BlackRock’s efforts to ensure business continuity, if it fails to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems and the availability of back-up employees, are improperly implemented or deployed during a disruption, the Company’s ability to operate could be adversely impacted which may cause AUM, revenue and earnings to decline or impact the Company’s ability to comply with regulatory obligations leading to reputational harm, regulatory fines and/or sanctions.

A cyber-attack or a failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cyber security policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus, phishing scam or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information.

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. BlackRock has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. In addition, due to BlackRock’s interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, BlackRock may be adversely affected if any of them are subject to a successful cyber-attack or other information security event. Any information security incident or cyber-attack against BlackRock or third parties with whom it is connected could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Failure or unavailability of third-party dependencies may adversely affect Aladdin operations and could lead to a loss of clients and could impede BlackRock’s productivity and growth

BlackRock relies on its ability to maintain a robust and secure technological framework to maximize the benefit of the Aladdin platform.  The analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin analytical calculations.  The failure of these third parties to provide such data or information, or disruption of such information flows, could result in operational difficulties and adversely impact BlackRock’s ability to provide services to its investment advisory and BlackRock Solutions clients.

Operating risks associated with BlackRock’s securities lending program may result in client losses.

BlackRock lends securities to banks and broker-dealers on behalf of certain of its clients. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock must manage this process and is charged with mitigating the associated operational risks. The failure of BlackRock’s controls to mitigate such operational risks could result in financial losses for the Company’s clients that participate in its securities lending programs (separate from the risks of collateral investments), and BlackRock may be held liable for any failure to manage any such risks.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan.  BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2015 and subject to indemnification was $169.3 billion. BlackRock held, as agent, cash and securities totaling $179.6 billion as collateral for indemnified securities on loan at December 31, 2015. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s AUM, revenue and earnings to decline.

BlackRock’s decision to provide support to particular products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

BlackRock may, at its option, from time to time support investment products through capital or other credit support. Such support may utilize capital and liquidity that would otherwise be available for other corporate purposes. Losses on such support, as well as regulatory restrictions on the Company’s ability to provide such support or the failure to have available or devote sufficient capital or liquidity to support products, may cause AUM, revenue and earnings to decline.

Failure to maintain adequate corporate and contingent liquidity may cause BlackRock’s AUM, liquidity and earnings to decline, as well as harm its prospects for growth.

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its ability to maintain and grow AUM, its creditworthiness and operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing strategic and business initiatives. BlackRock’s access to equity and debt markets and its ability to issue public or private debt, or secure lines of credit or commercial paper back-up lines, on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings, or changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause BlackRock’s AUM, revenue and earnings to decline, curtail its operations and limit or impede its prospects for growth.

Fraud, or the circumvention of controls and risk management policies, could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

Although BlackRock has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks, it cannot assure that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to its businesses. BlackRock is subject to the risk that its employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with the Company’s controls, policies and procedures. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, which could cause costly regulatory inquiries, fines and/or sanctions and may cause the Company’s AUM, revenue and earnings to decline.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to develop, market and manage new investment products and services. The development and introduction of new products and services require continued innovative efforts on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. A failure to continue to innovate to introduce new products and services or to successfully manage the risks associated with such products and services may cause BlackRock’s costs to fluctuate, which may cause its AUM, revenue and earnings to decline.

The failure to recruit and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The market for qualified fund managers, investment analysts, technology and risk specialists and other professionals is competitive, and factors that affect BlackRock’s ability to attract and retain such employees include the Company’s reputation, the compensation and benefits it provides, and its commitment to effectively managing executive succession, including the development and training of qualified individuals. BlackRock’s ability to attract and retain talent may also be affected if European regulations instituting bonus caps or limiting the amount of compensation that asset managers can pay to certain employees are enacted in the varying formats in which they have been proposed.

In addition, a percentage of the deferred compensation that BlackRock pays to its employees is tied to the Company’s share price. As such, if BlackRock’s share price were to decrease materially, the retention value of such deferred compensation would decrease. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to offer competitive compensation or otherwise attract and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.

Future inorganic transactions may harm the Company’s competitive or financial position if they are not successful.

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, and acquiring investment management businesses and other small and medium-sized companies. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities. Any failure to identify and mitigate these risks through due diligence and indemnification provisions could adversely impact BlackRock’s reputation, may cause its AUM, revenue and earnings to decline, and may harm the Company’s competitive position in the investment management industry. Moreover, there can be no assurances that BlackRock will be able to successfully integrate or realize the intended benefits from future inorganic transactions.

Investments in real assets such as real estate, infrastructure and energy assets may expose BlackRock and its funds and accounts to new or increased risks and liabilities, as well as reputational harm.

Investments in real assets, including real estate, infrastructure and energy assets, may expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such assets. These may include:

•	construction risks, including labor disputes or work stoppages, shortages of material or interruptions to the availability of necessary equipment;
•	accidents, adverse weather, force majeure or catastrophic events, such as explosions, fires or terrorist activity beyond BlackRock’s control;
•	personal injury or property damage;
•

failures on the part of third-party managers or sub-contractors appointed in connection with investments or projects to adequately perform their contractual duties or operate in accordance with applicable laws;

•

exposure to stringent and complex foreign, federal, state and local laws, ordinances and regulations, including those related to permits, government contracting, conservation, exploration and production, tenancy, occupational health and safety, foreign investment and environmental protection;

•	environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants;
•	changes to the supply and demand for properties and/or tenancies or fluctuations in the price of commodities;

•	the financial resources of tenants; and
•	contingent liabilities on disposition of assets.

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation costs, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients.  These risks could also result in direct liability for BlackRock by exposing BlackRock to regulatory sanction or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests that make such development or project less attractive than at the time it was commenced and potentially harm the investment returns of BlackRock’s clients. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s time and attention away from BlackRock’s business activities or cause AUM, revenue and earnings to decline.

Operating in international markets increases BlackRock’s operational, political, regulatory and other risks.

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

Risks Related to KEY THIRD-PARTY Relationships

The failure of a key vendor to BlackRock to fulfill its obligations could have a material adverse effect on BlackRock’s reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key vendors for various fund administration, accounting, custody, risk analytics, market data, market indices and transfer agent roles and other distribution and operational needs. BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations; however, to the extent any significant deficiencies are uncovered, there may be few, or no, feasible alternative vendors available to BlackRock in certain areas. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could lead to operational and regulatory issues for the Company, including with respect to certain of its products, which could result in reputational harm and may cause BlackRock’s AUM, revenue and earnings to decline.

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

Disruption to the operations of third parties whose functions are integral to BlackRock’s Exchange Traded Fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value (“NAV”). The NAV of an ETF is calculated at the end of each business day and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares normally will trade at prices close to the ETF’s NAV, exchange prices may deviate significantly from the ETF’s NAV. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, inability or unwillingness of market markers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively, or significant market volatility. Although BlackRock and other large issuers of ETFs are working with market participants to enhance U.S. equity market resiliency, there can be no assurance that structural reforms will be implemented in a timely or effective fashion, or at all. Moreover, if market events lead to incidences where ETFs trade at prices that deviate significantly from an ETF’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive and pervasive regulation around the world.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to a pervasive array of increasingly detailed operational requirements, compliance with which is costly, time-consuming and complex. BlackRock may be adversely affected by its failure to comply with current laws and regulations or by changes in the interpretation or enforcement of existing laws and regulations. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks, if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject, see “Item 1 – Business – Regulation.”

Regulatory reforms in the United States and internationally expose BlackRock and its clients to increasing regulatory scrutiny.

In recent years a number of proposals for regulatory reform have been introduced, and the level of regulatory scrutiny to which BlackRock is subject is expected to increase. See “Item 1 – Business – Regulation.” A number of regulatory reforms that have been proposed may require BlackRock to alter its business or operating activities, which could be time-consuming and costly and which may impede the Company’s growth and may cause AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s banking, insurance company and pension fund clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock. Key regulatory reforms that may impact the Company include:

•

Designation as a systemically important financial institution: Both the FSB, working with IOSCO, and FSOC are considering potential systemic risk related to asset management. In July 2014, the FSOC issued a statement indicating that their review would focus on products and activities, and FSOC subsequently released a request for information addressing: market liquidity and fund redemption risk, the use of leverage, operational risk, and the resolution of asset managers including the transition of client assets. In June 2015, IOSCO issued a statement indicating they also favored a products and activities approach in their review of asset managers, and in July 2015, the FSB made a similar announcement.  In September 2015, the FSB released a statement indicating that their review would focus on: market liquidity and fund redemption risk, the use of leverage, securities lending practices, operational risk, and risks from pension funds and sovereign wealth funds. Although FSOC, IOSCO and FSB have shifted from a focus on designating firms and/or funds as systemically important (i.e., G-SIFI or SIFI designations), the process is ongoing and may lead to designations in the future.  In the event that BlackRock receives a SIFI designation, under the DFA, the Federal Reserve System is charged with establishing enhanced regulatory requirements for nonbank financial institutions and BlackRock could become subject to its direct supervision.  If BlackRock were designated a SIFI or G-SIFI, it could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would be extremely burdensome for BlackRock, unless they were modified to be applicable to an asset manager. No proposals have been made indicating how such measures would be adapted for asset managers, if at all.

•

The Volcker Rule: Provisions of the DFA referred to as the “Volcker Rule” created a new section of the BHC Act that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). Conformance with the Volcker Rule’s requirements may reduce the level of market making and liquidity activities of several of BlackRock’s trading counterparties, which may adversely impact the liquidity and, in some cases, the pricing of various financial instruments in which BlackRock client accounts invest. Because the Federal Reserve currently treats BlackRock as a nonbank subsidiary of PNC, BlackRock may be required to conform its activities to the requirements of the Volcker Rule. On December 18, 2014, the Federal Reserve announced a second extension to the Volcker Rule conformance period, giving banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Federal Reserve also announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with these legacy covered funds. BlackRock has chosen to commence a conformance program for covered funds, including legacy covered funds. The Volcker Rule’s restrictions may, among other things, limit BlackRock’s ability to invest in covered funds and require BlackRock to remove its name from the names of its covered funds. The Volcker Rule may also require BlackRock to sell certain seed and co-investments that it holds in covered funds, which may occur at a discount to existing carrying value, depending on market conditions.

•

Money market mutual fund reform: Approximately 3% of BlackRock’s AUM as of December 31, 2015, consisted of assets in U.S. MMFs, of which institutional prime or institutional municipal MMFs (including offshore funds that feed into such MMFs) comprised approximately 2%. In July 2014, the SEC adopted new rules designed to reform the regulatory structure governing MMFs and to address the perceived systemic risks that such funds present. The new rules, to which U.S. MMFs must conform by October 2016, require institutional prime and institutional municipal MMFs to employ a floating net asset value per share method of pricing, which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets. Retail MMFs may continue operating with a constant net asset value per share.  The rules also provide for new tools for institutional and retail MMFs’ boards designed to address market shocks, including liquidity fees and redemption gates. The new rules do not apply to government (non-municipal) MMFs, although such funds may “opt-in” to the new liquidity fee and redemption gate provisions if previously disclosed to investors. Implementation of these new rules requires the development of new or additional systems by BlackRock and the funds’ service providers. BlackRock has commenced efforts to move its MMFs into compliance in advance of the deadline.  The impact of the rules that affect the structure of the funds on BlackRock’s business remains uncertain as clients must decide which products fit their investment needs.  The new rules will, however, affect certain of BlackRock’s funds’ investment strategies, portfolio liquidity and return potential. The new rules will also result in changes to BlackRock’s existing U.S. MMFs and may reduce the attractiveness of certain U.S. MMFs to investors.

•

Regulation of swaps and derivatives: The implementation of DFA regulations, similar regulations in the EU and other global jurisdictions relating to swaps and derivatives could impact the manner in which BlackRock-advised funds and accounts use and trade swaps and other derivatives, increasing the costs of derivatives trading for BlackRock’s clients. Various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules will also introduce new central clearing requirements for certain swap transactions and will require that certain swaps be executed only on or through electronic trading venues (as opposed to over the phone or other execution methods), with which BlackRock will have to comply. In the United States, certain interest rate swaps and certain index credit default swaps are already subject to the DFA central clearing and electronic trading venue requirements, with additional products and asset classes potentially becoming subject to these requirements in 2016 and beyond.  For swaps and security-based swaps that are not centrally cleared, U.S. bank regulators recently adopted rules that could require BlackRock-advised funds and accounts to post margin payments when trading with a swap dealer that is regulated by one of the U.S. bank regulators. The CFTC also recently adopted similar margin rules applicable when trading non-cleared swaps with swap dealers who are not regulated by one of the U.S. bank regulators. These rules have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients. In EMEA, central clearing requirements will be implemented in a phased manner and will apply to BlackRock funds and accounts beginning in the latter half of 2016. The new rules and regulations may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

•

SEC asset management industry initiatives: The SEC and its staff continue to engage in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. During 2015, the SEC proposed, among other things: enhanced reporting by investment advisors, enhanced reporting on registered mutual funds, new rules for liquidity risk management in registered funds, and new rules governing the use of derivatives and leverage by registered investment companies and business development companies. Furthermore, in June 2015, the SEC issued a request for comments regarding practices related to ETFs, which is widely expected to result in a future rulemaking.  The SEC has also indicated an intention to propose new rules for the stress testing of registered investment companies and transition planning by asset managers, including the transfer of client assets.  The SEC’s focus has also been directed toward risk identification and controls in various areas, including the use of derivatives and other trading practices (as reflected in the SEC’s late December 2015 rule proposal referenced in “Item 1 – Business – Regulation – Regulation of Swaps and Derivatives” above), cyber-security and the evaluation of systemic risks. While these proposals have yet to be finalized into new rules, any new rules, guidance or regulatory initiatives resulting from these efforts could require BlackRock to alter its business or operating activities or fund management practices, or increase its public reporting and disclosure requirements, which could be time-consuming and costly and which may impede BlackRock's growth and may cause AUM, revenue and earnings to decline.

•

Revised DoL Fiduciary Rule: In April 2015, the DoL proposed a new regulation defining the term "fiduciary" for purposes of the fiduciary responsibility provisions of Title I of ERISA and the prohibited transaction exercise tax provisions of the IRS. The rule has been highly criticized by industry participants, particularly retail intermediaries, and BlackRock is engaging with the DoL, trade associations and industry participants in an effort to affect revisions to the proposed rule. To the extent the rule is enacted as written, it will require BlackRock to re-paper a number of its distribution relationships, create compliance and operational challenges for BlackRock’s distribution partners and may limit BlackRock’s ability to provide certain useful services and education to its clients.

•

Increased international regulatory scrutiny: In addition to the extensive scrutiny BlackRock faces from U.S.-based regulators, the Company and its subsidiaries are also subject to the authority of numerous governmental and regulatory bodies globally, in particular in Europe and the Asia-Pacific region. These regulators have imposed numerous regulations, guidelines and standards on the activities of BlackRock and its subsidiaries covering a variety of areas, including capital resources requirements, marketing activities, client and investor protections, senior management arrangements, and system and control requirements. In the event that BlackRock or any of its subsidiaries fails to comply with these often complex guidelines, regulations and standards, the regulators have broad powers to suspend or revoke any licenses they may have granted and/or to impose fines and/or sanctions.

•

European Union Directives: In the aftermath of the financial crisis, the European Commission (“EC”) initiated a plan for EU financial reform, including a number of consultations and initiatives intended to improve retail investor protections, which the EC reflected in new or updated Directives and regulations. The resulting review of MiFID, introduction of AIFMD, the introduction of MiFID II and the revision of the UCITS Directive have increased the compliance, disclosure and other obligations BlackRock faces in the European Economic Area. Once fully implemented, these Directives will have significant and wide-ranging impacts on EU securities and derivative markets, products and distribution, and internal governance arrangements, which will directly and indirectly impact BlackRock's EU regulated subsidiaries and other group companies.

•

Reform of European Retail Distribution: BlackRock must also comply with retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures by banning the payment of commissions to distributors and increasing professionalism in the retail investment sector. The rules were originally introduced in the United Kingdom in 2012 and similar rules have since been introduced in other jurisdictions where BlackRock operates such as the Netherlands, and are under discussion elsewhere. Similarly, MiFID II will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules will lead to greater fragmentation of distribution rules and may lead to changes to BlackRock’s client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners.

Legal proceedings may cause the Company’s AUM, revenue and earnings to decline.

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the SEC, Federal Reserve, OCC, DoL, CFTC and FCA. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings, have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or by BlackRock’s shareholders, which could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

In addition, when clients retain BlackRock to manage their assets or provide them with products or services, they typically specify contractual requirements or guidelines that BlackRock must observe in the provision of its services. A failure to comply with these guidelines or requirements could expose BlackRock to lawsuits, harm its reputation or cause clients to withdraw assets or terminate contracts.

As BlackRock’s business continues to grow, the Company must routinely address conflicts of interest, as well as the perception of conflicts of interest, between itself and its clients, employees or vendors. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts. BlackRock has procedures and controls in place that are designed to detect and address these issues. However, appropriately dealing with conflicts of interest is complex and if the Company fails, or appears to fail, to appropriately deal with any conflict of interest, it may face reputational damage, litigation, regulatory proceedings, or penalties, fines and/or sanctions, any of which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is subject to banking regulations that may limit its business activities.

As described in “Item 1-Business-Regulation”, PNC owns approximately 22% of BlackRock’s capital stock. Based on the Federal Reserve’s interpretation of the BHC Act, the Federal Reserve takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for purposes of the BHC Act, thereby subjecting BlackRock to banking regulation, including the supervision and regulation of the Federal Reserve. Such banking regulation limits the activities and the types of businesses that a nonbank subsidiary may conduct. The Federal Reserve has broad enforcement authority over nonbank subsidiaries, including the power to prohibit them from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice, and to impose substantial fines and other penalties for violations. PNC is regulated as a “financial holding company” under the BHC Act, which allows PNC and BlackRock to engage in a much broader set of activities than would otherwise be permitted under the BHC Act; any failure of PNC to maintain its status as a financial holding company could result in substantial limitations on certain BlackRock activities and its growth.

In addition, BlackRock’s trust bank subsidiary, which is organized as a national bank, is separately subject to banking regulation by the OCC. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank subsidiary and also subjects it to capital requirements. Being subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to these limitations.

Failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Of note among the various international regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to enhance its monitoring and reporting functions and improve the timeliness and accuracy of its disclosures. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past, and pose a risk that errors or omissions will occasionally occur in the future. Any such errors may expose BlackRock to monetary penalties, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

New tax legislation or changes in U.S. and foreign tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be affected by new tax legislation or regulations, or the modification of existing tax laws, regulations and rulings, by U.S. or non-U.S. authorities. In particular, FATCA and the CRS have introduced new investor onboarding, withholding and reporting rules aimed at ensuring persons with financial assets outside of their tax residence country pay appropriate taxes. FATCA and CRS will impact both U.S. and non-U.S. funds and subject BlackRock to additional administrative burdens. Similarly, certain EU Member States have enacted FTTs, which impose taxation on a broad range of financial instrument and derivatives transactions. Several other EU Member States continue to discuss introducing FTTs. If introduced as proposed, FTTs could have an adverse effect on BlackRock’s financial results and on clients’ performance results. In addition, in October 2015 the OECD released its final BEPS package in an effort to curb the use of certain tax regimes and elements of tax planning, primarily in a cross-border context. The final package was endorsed by the G20 and is subject to implementation. BEPS contains a number of provisions that may negatively impact cross-border investing using commingled investment vehicles. In addition, in January 2016, the European Commission announced an Anti-Tax Avoidance Package (“EU Package”) for consideration by the European Parliament and Council containing measures to regulate certain elements of tax planning further and to boost tax transparency.  Once implemented, the BEPS package and the EU Package could curtail the amount of investments channeled by, and have unintended taxation consequences for, funds as well as the BlackRock’s overall tax position, which could adversely affect BlackRock’s financial condition and that of its clients.

The Company also manages significant assets in products and accounts that have specific tax objectives, which could be adversely impacted by changes in tax law or policy, particularly with respect to U.S. municipal income, the U.S. individual income tax rate on qualified dividends and long-term capital gains and, globally, alternative products. The application of complex tax regulations involves numerous uncertainties and, in the normal course of business, U.S. and non-U.S. tax authorities may review and challenge BlackRock’s historical tax positions. These challenges may result in adjustments to BlackRock’s tax position, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition.

Risks Related to BlackRock’s SIGNIFICANT SHAREHOLDER

PNC owns a large portion of BlackRock’s capital stock. Future sales or distributions of BlackRock’s common stock in the public market by the Company or PNC could adversely affect the trading price of BlackRock’s common stock.

As of December 31, 2015, PNC owned 22% of the Company’s capital stock. Sales or distributions of a substantial number of shares of BlackRock’s common stock in the public market, or the perception that these sales or distributions might occur, may cause the market price of BlackRock’s common stock to decline.

PNC has agreed to vote as a stockholder in accordance with the recommendation of BlackRock’s Board of Directors, and certain actions will require special board approval or the prior approval of PNC.

As discussed in BlackRock’s proxy statement, PNC has agreed to vote all of its voting shares in accordance with the recommendation of BlackRock’s Board of Directors in accordance with the provisions of its stockholder agreement with BlackRock. As a consequence, if the shares held by PNC constitute a substantial portion of the outstanding voting shares, matters submitted to a stockholder vote that require a majority or a plurality of votes for approval, including elections of directors, will have a substantial number of shares voted in accordance with the determination of the BlackRock Board of Directors. This arrangement has the effect of concentrating a significant block of voting control over BlackRock in its Board of Directors, whether or not stockholders agree with any particular determination of the Board.

As discussed in BlackRock’s proxy statement, pursuant to BlackRock’s stockholder agreement with PNC, the following may not be done without prior approval of all of the independent directors, or at least two-thirds of the directors, then in office:

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

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and the BlackRock Granite Property Fund, Inc. (“Granite Fund”), along with certain other Granite Fund-related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen separate lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. BlackRock believes the claims in the lawsuits are without merit and intends to vigorously defend the actions.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2016, there were 272 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2015
First Quarter	$380.33	$340.51	$365.84	$2.18
Second Quarter	$377.85	$344.54	$345.98	$2.18
Third Quarter	$354.54	$293.52	$297.47	$2.18
Fourth Quarter	$363.72	$295.92	$340.52	$2.18
2014
First Quarter	$323.89	$286.39	$314.48	$1.93
Second Quarter	$319.85	$293.71	$319.60	$1.93
Third Quarter	$336.47	$301.10	$328.32	$1.93
Fourth Quarter	$364.40	$303.91	$357.56	$1.93

BlackRock’s closing common stock price as of February 25, 2016 was $313.62.

Dividends

On January 14, 2016, the Board of Directors approved BlackRock’s quarterly dividend of $2.29 to be paid on March 23, 2016 to stockholders of record at the close of business on March 7, 2016.

PNC receives dividends on shares of nonvoting participating preferred stock, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2015 through October 31, 2015	244,379	(2)	$331.76	243,705	6,825,131
November 1, 2015 through November 30, 2015	491,287	(2)	$355.43	488,869	6,336,262
December 1, 2015 through December 31, 2015	62,180	(2)	$358.99	56,484	6,279,778
Total	797,846		$348.46	789,058

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

	Year ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Income statement data:
Revenue
Related parties(1)	$7,084	$6,994	$6,260	$5,501	$5,431
Other third parties	4,317	4,087	3,920	3,836	3,650
Total revenue	11,401	11,081	10,180	9,337	9,081
Expense
Restructuring charges	—	—	—	—	32
Other operating expenses	6,737	6,607	6,323	5,813	5,800
Total expenses	6,737	6,607	6,323	5,813	5,832
Operating income	4,664	4,474	3,857	3,524	3,249
Total nonoperating income (expense)	(62)	(79)	116	(54)	(114)
Income before income taxes	4,602	4,395	3,973	3,470	3,135
Income tax expense	1,250	1,131	1,022	1,030	796
Net income	3,352	3,264	2,951	2,440	2,339
Less: Net income (loss) attributable to noncontrolling interests	7	(30)	19	(18)	2
Net income attributable to BlackRock, Inc.	$3,345	$3,294	$2,932	$2,458	$2,337
Per share data:(2)
Basic earnings	$20.10	$19.58	$17.23	$14.03	$12.56
Diluted earnings	$19.79	$19.25	$16.87	$13.79	$12.37
Book value(3)	$172.12	$164.06	$156.69	$148.20	$140.07
Cash dividends declared and paid per share	$8.72	$7.72	$6.72	$6.00	$5.50

(1)

BlackRock’s related party revenue includes fees for services provided to registered investment companies that it manages, which include mutual funds and exchange-traded funds, as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee. See Note 16, Related Party Transactions, to the consolidated financial statements for more information.

(2)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
(3)	Total BlackRock stockholders’ equity, excluding appropriated retained earnings, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

	December 31,
(in millions)	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$6,083	$5,723	$4,390	$4,606	$3,506
Goodwill and intangible assets, net	30,495	30,305	30,481	30,312	30,148
Total assets(1)	225,261	239,792	219,859	200,433	179,880
Less:
Separate account assets(2)	150,851	161,287	155,113	134,768	118,871
Collateral held under securities lending agreements(2)	31,336	33,654	21,788	23,021	20,918
Consolidated investment vehicles(3)	678	3,787	2,714	2,813	2,006
Adjusted total assets	$42,396	$41,064	$40,244	$39,831	$38,085
Short-term borrowings	$—	$—	$—	$100	$100
Long-term borrowings	4,930	4,922	4,925	5,669	4,674
Total borrowings	$4,930	$4,922	$4,925	$5,769	$4,774
Total BlackRock, Inc. stockholders’ equity	$28,503	$27,366	$26,460	$25,403	$25,048
Assets under management:
Equity:
Active	$281,319	$292,802	$317,262	$287,215	$275,156
iShares	823,156	790,067	718,135	534,648	419,651
Non-ETF index	1,319,297	1,368,242	1,282,298	1,023,638	865,299
Equity subtotal	2,423,772	2,451,111	2,317,695	1,845,501	1,560,106
Fixed income:
Active	719,653	701,324	652,209	656,331	614,804
iShares	254,190	217,671	178,835	192,852	153,802
Non-ETF index	448,525	474,658	411,142	410,139	479,116
Fixed income subtotal	1,422,368	1,393,653	1,242,186	1,259,322	1,247,722
Multi-asset	376,336	377,837	341,214	267,748	225,170
Alternatives:
Core	92,085	88,006	85,026	68,367	63,647
Currency and commodities(4)	20,754	23,234	26,088	41,428	41,301
Alternatives subtotal	112,839	111,240	111,114	109,795	104,948
Long-term	4,335,315	4,333,841	4,012,209	3,482,366	3,137,946
Cash management	299,884	296,353	275,554	263,743	254,665
Advisory(5)	10,213	21,701	36,325	45,479	120,070
Total	$4,645,412	$4,651,895	$4,324,088	$3,791,588	$3,512,681

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
(3)

Amounts include assets held by consolidated sponsored investment products.  During 2015, the Company adopted new accounting guidance on consolidations effective January 1, 2015 using the modified retrospective method.  As a result of the adoption, the Company’s balance sheet at December 31, 2015 reflects the deconsolidation of the Company’s previously consolidated collateralized loan obligations.

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

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.645 trillion of AUM at December 31, 2015. With approximately 13,000 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

For further information see Note 1, Introduction and Basis of Presentation, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Executive Summary

(in millions, except per share data)	2015	2014	2013
GAAP basis:
Total revenue	$11,401	$11,081	$10,180
Total expense	6,737	6,607	6,323
Operating income	$4,664	$4,474	$3,857
Operating margin	40.9%	40.4%	37.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(69)	(49)	97
Income tax expense	(1,250)	(1,131)	(1,022)
Net income attributable to BlackRock	$3,345	$3,294	$2,932
Diluted earnings per common share	$19.79	$19.25	$16.87
Effective tax rate	27.2%	25.6%	25.8%
As adjusted(2):
Total revenue	$11,401	$11,081	$10,180
Total expense	6,706	6,518	6,156
Operating income	$4,695	$4,563	$4,024
Operating margin	42.9%	42.9%	41.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(70)	(56)	7
Income tax expense	(1,312)	(1,197)	(1,149)
Net income attributable to BlackRock	$3,313	$3,310	$2,882
Diluted earnings per common share	$19.60	$19.34	$16.58
Effective tax rate	28.4%	26.6%	28.5%
Other:
Assets under management (end of period)	$4,645,412	$4,651,895	$4,324,088
Diluted weighted-average common shares outstanding(3)	169,038,571	171,112,261	173,828,902
Common and preferred shares outstanding (end of period)	165,596,139	166,921,863	168,724,763
Book value per share(4)	$172.12	$164.06	$156.69
Cash dividends declared and paid per share	$8.72	$7.72	$6.72

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)

Total BlackRock stockholders’ equity, excluding an appropriated retained deficit of $19 million for 2014 and appropriated retained earnings of $22 million for 2013, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2015 Compared with 2014

GAAP.    Operating income of $4,664 million increased $190 million and operating margin of 40.9% increased 50 bps from 2014. Operating income reflected growth in base fees and performance fees, partially offset by higher expense. The Company’s 2015 expense reflected higher revenue-related expense, including compensation, and distribution and servicing costs, partially offset by lower general and administration expense and lower amortization of intangible assets.  In connection with the Barclays Global Investors (“BGI”) acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of outstanding tax matters in 2014, BlackRock recorded $50 million of general and administration expense in 2014 to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit.  Results for 2014 also included $11 million of closed-end fund launch costs. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $20 million from 2014 due to lower net gains on investments in 2015.

Income tax expense for 2015 included a $54 million net noncash benefit associated with the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom and state and local income tax changes and benefited from $75 million of nonrecurring items.  Income tax expense for 2014 included $94 million of tax benefits, including the $50 million tax benefit mentioned above, a $9 million net noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes, and a $73 million net tax benefit related to several favorable nonrecurring items.

Diluted earnings per common share rose $0.54, or 3%, compared with the prior year period, reflecting higher operating income and the benefit of share repurchases, partially offset by the impact of a higher 2015 effective tax rate and lower nonoperating income.

As Adjusted.    Operating income of $4,695 million increased $132 million from 2014 and the operating margin for both 2015 and 2014 was 42.9%. Income tax expense on an as adjusted basis for 2015 included a $75 million net benefit and excluded the net noncash benefit of $54 million described above. General and administration expense for 2014 excluded the $50 million related to the reduction of the indemnification asset described above.  Income tax expense for 2014 included a $73 million net benefit and excluded a $50 million tax benefit associated with the reduction of the same indemnification asset and $9 million of net noncash benefits described above.  Diluted earnings per common share rose $0.26, or 1%, from 2014.

2014 Compared with 2013

GAAP. Operating income of $4,474 million increased $617 million from 2013, reflecting growth in base fees and BlackRock Solutions and advisory revenue, partially offset by higher expense. The Company’s 2014 expense reflected higher revenue-related expense, including compensation and direct fund expense. Expense for 2014 also included the previously mentioned $50 million general and administration expense related to the reduction of an indemnification asset and $11 million of closed-end fund launch costs. The 2013 expense included $124 million of expense related to the Charitable Contribution described below and $18 million of closed-end fund launch costs.

Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $146 million from 2013. Expense for 2013 included a $39 million noncash, nonoperating pre-tax gain related to the carrying value of the Company’s equity method investment as a result of an initial public offering of PennyMac Financial Services, Inc. (the “PennyMac IPO”). In addition, in 2013, the Company made a charitable contribution of approximately six million units of the Company’s investment in PennyMac to a donor advised fund (the “Charitable Contribution”). In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment. The decrease in nonoperating income (expense) also reflected net lower returns on the co-investment and seed portfolio and higher interest expense resulting from a long-term debt issuance in March 2014, partially offset by the positive impact of the monetization of a nonstrategic, opportunistic private equity investment during 2014.

Income tax expense of $1,131 million included $94 million of tax benefits, including the $50 million tax benefit mentioned above. Income tax expense for 2014 and 2013 reflected the revaluation of deferred income tax liabilities related to intangible assets and goodwill. Income tax expense for 2014 included a $9 million net noncash benefit arising primarily from state and local income tax changes and a $73 million net benefit related to several favorable nonrecurring items. Income tax expense for 2013 included a $69 million noncash benefit, primarily related to legislation enacted in the United Kingdom and state and local income tax changes. In addition, 2013 income tax expense included a benefit of approximately $48 million recognized in connection with the Charitable Contribution, a benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items.

Diluted earnings per common share rose $2.38, or 14%, from 2013 due to higher net income and the benefit of share repurchases.

As Adjusted. Operating income of $4,563 million and operating margin of 42.9% increased $539 million and 150 basis points, respectively, from 2013. Results for 2014 excluded a $50 million general and administrative expense related to the reduction of an indemnification asset. The 2014 income tax expense included a $73 million net benefit and excluded a $50 million tax benefit associated with the reduction of the same indemnification asset and $9 million of net noncash benefits described above. The 2013 results excluded the financial impact of the Charitable Contribution, but included the $39 million pre-tax nonoperating gain related to the PennyMac IPO. The 2013 income tax expense included a benefit of approximately $29 million and benefits from certain nonrecurring items and excluded the $69 million net noncash benefit, described above. Diluted earnings per common share rose $2.76, or 17%, from 2013.

See Non-GAAP Financial Measures for further information on as adjusted items.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

Business Outlook

BlackRock's framework for long-term value creation is predicated on generating differentiated organic growth, leveraging scale to increase operating margins over time, and returning capital to shareholders on a consistent basis.   BlackRock's diversified platform, in terms of style, product, client and geography, enables it to generate more stable cash flows through market cycles, positioning BlackRock to invest for the long-term by striking an appropriate balance between investing for future growth and practical discretionary expense management.

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

BlackRock’s Retail strategy is focused on an outcome-oriented approach to creating client solutions, including active, index and alternative products, and enhanced distribution. In the United States, BlackRock is leveraging its integrated wholesaler force to further penetrate wirehouse distribution platforms and gain share among registered investment advisors. Internationally, BlackRock continues to diversify the range of investment solutions available to clients, penetrate new distribution channels and capitalize on regulatory change impacting retrocession arrangements.

iShares growth strategy is centered on increasing global iShares market share and driving global market expansion. BlackRock intends to achieve these goals by pursuing global growth themes in client and product segments including core investments, fixed income, financial instruments and precision exposures.

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

(in millions)	2015	2014	2013
Operating income, GAAP basis	$4,664	$4,474	$3,857
Non-GAAP expense adjustments:
PNC LTIP funding obligation	30	32	33
Compensation expense related to appreciation (depreciation) on deferred compensation plans	1	7	10
Reduction of indemnification asset	—	50	—
Charitable Contribution	—	—	124
Operating income, as adjusted	4,695	4,563	4,024
Product launch costs and commissions	5	11	18
Operating income used for operating margin measurement	$4,700	$4,574	$4,042
Revenue, GAAP basis	$11,401	$11,081	$10,180
Non-GAAP adjustments:
Distribution and servicing costs	(409)	(364)	(353)
Amortization of deferred sales commissions	(48)	(56)	(52)
Revenue used for operating margin measurement	$10,944	$10,661	$9,775
Operating margin, GAAP basis	40.9%	40.4%	37.9%
Operating margin, as adjusted	42.9%	42.9%	41.4%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).  In 2014, general and administration expense relating to the reduction of an indemnification asset has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, does not impact BlackRock’s book value.  In 2013, the $124 million expense related to the Charitable Contribution was excluded from operating income, as adjusted, due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain of $80 million directly related to the contributed PennyMac investment is reported in nonoperating income (expense).

•

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of product launch costs (e.g. closed-end fund launch costs) and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably and revenue associated with the expenditure of these costs will not fully impact BlackRock’s results until future periods.

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

During 2013, the noncash, nonoperating pre-tax gain of $80 million related to the contributed PennyMac investment was excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted due to its nonrecurring nature and because the more than offsetting associated Charitable Contribution expense of $124 million is reported in operating income.

(in millions)	2015	2014	2013
Nonoperating income (expense), GAAP basis	$(62)	$(79)	$116
Less: Net income (loss) attributable to NCI	7	(30)	19
Nonoperating income (expense), net of NCI	(69)	(49)	97
Gain related to Charitable Contribution	—	—	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(1)	(7)	(10)
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(70)	$(56)	$7

(3) Net income attributable to BlackRock, as adjusted:

(in millions, except per share data)	2015	2014	2013
Net income attributable to BlackRock, GAAP basis	$3,345	$3,294	$2,932
Non-GAAP adjustments:
PNC LTIP funding obligation, net of tax	22	25	23
Income tax matters	(54)	(9)	(69)
Amount related to the Charitable Contribution, net of tax	—	—	(4)
Net income attributable to BlackRock, as adjusted	$3,313	$3,310	$2,882
Diluted weighted-average common shares outstanding(4)	169.0	171.1	173.8
Diluted earnings per common share, GAAP basis(4)	$19.79	$19.25	$16.87
Diluted earnings per common share, as adjusted(4)	$19.60	$19.34	$16.58

See the aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation and the Charitable Contribution.

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

Non-GAAP income tax matters adjustments for 2015, 2014 and 2013 reflected the revaluation of deferred income tax liabilities. The amount for 2015 included a $54 million net noncash benefit, primarily related to the impact of legislation enacted in the United Kingdom and state and local income tax changes. The amount for 2014 included a $9 million net noncash tax benefit arising primarily from state and local income tax changes. The amount for 2013 included a $69 million noncash tax benefit, primarily related to the impact of legislation enacted in the United Kingdom and state and local income tax changes. Such amounts for 2015, 2014 and 2013 have been excluded from as adjusted results as they will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type

	AUM			Net Inflows (Outflows)
(in millions)	2015	2014	2013	2015	2014	2013
Retail	$541,125	$534,329	$487,777	$38,512	$54,944	$38,804
iShares	1,092,561	1,024,228	914,372	129,852	100,601	63,971
Institutional:
Active	962,852	959,160	932,410	26,746	(10,420)	(928)
Index	1,738,777	1,816,124	1,677,650	(43,096)	36,128	15,266
Institutional subtotal	2,701,629	2,775,284	2,610,060	(16,350)	25,708	14,338
Long-term	4,335,315	4,333,841	4,012,209	152,014	181,253	117,113
Cash management	299,884	296,353	275,554	7,510	25,696	10,056
Advisory(1)	10,213	21,701	36,325	(9,629)	(13,173)	(7,442)
Total	$4,645,412	$4,651,895	$4,324,088	$149,895	$193,776	$119,727

AUM and Net Inflows (Outflows) by Product Type

	AUM			Net Inflows (Outflows)
(in millions)	2015	2014	2013	2015	2014	2013
Equity	$2,423,772	$2,451,111	$2,317,695	$52,778	$52,420	$69,257
Fixed income	1,422,368	1,393,653	1,242,186	76,944	96,406	11,508
Multi-asset	376,336	377,837	341,214	17,167	28,905	42,298
Alternatives
Core	92,085	88,006	85,026	4,080	3,061	2,703
Currency and commodities(2)	20,754	23,234	26,088	1,045	461	(8,653)
Subtotal	112,839	111,240	111,114	5,125	3,522	(5,950)
Long-term	4,335,315	4,333,841	4,012,209	152,014	181,253	117,113
Cash management	299,884	296,353	275,554	7,510	25,696	10,056
Advisory(1)	10,213	21,701	36,325	(9,629)	(13,173)	(7,442)
Total	$4,645,412	$4,651,895	$4,324,088	$149,895	$193,776	$119,727

AUM and Net Inflows (Outflows) by Investment Style

	AUM			Net Inflows (Outflows)
(in millions)	2015	2014	2013	2015	2014	2013
Active	$1,462,672	$1,453,613	$1,391,243	$60,510	$34,408	$41,177
Index & iShares	2,872,643	2,880,228	2,620,966	91,504	146,845	75,936
Long-term	4,335,315	4,333,841	4,012,209	152,014	181,253	117,113
Cash management	299,884	296,353	275,554	7,510	25,696	10,056
Advisory(1)	10,213	21,701	36,325	(9,629)	(13,173)	(7,442)
Total	$4,645,412	$4,651,895	$4,324,088	$149,895	$193,776	$119,727

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

The following table presents the component changes in BlackRock’s AUM for 2015, 2014 and 2013.

	December 31,
(in millions)	2015	2014	2013
Beginning assets under management	$4,651,895	$4,324,088	$3,791,588
Net inflows (outflows)
Long-term	152,014	181,253	117,113
Cash management	7,510	25,696	10,056
Advisory(1)	(9,629)	(13,173)	(7,442)
Total net inflows (outflows)	149,895	193,776	119,727
Acquisitions(2)	2,219	—	26,932
Market change	(57,495)	261,682	398,707
FX impact(3)	(101,102)	(127,651)	(12,866)
Total change	(6,483)	327,807	532,500
Ending assets under management	$4,645,412	$4,651,895	$4,324,088

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)

Amounts for 2015 represent $1.3 billion of AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC (“BKCA”) in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October

2015.  The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings. Amounts for 2013 represent $16.0 billion of AUM acquired in the Credit Suisse ETF franchise in July 2013 (the “Credit Suisse ETF Transaction”) and $11.0 billion of AUM acquired in the MGPA acquisition in October 2013.

(3)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

BlackRock has historically grown AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM organically by focusing on strong investment performance, efficient delivery of beta for index products, client service, developing new products and optimizing distribution capabilities.

Component Changes in AUM for 2015

The following table presents the component changes in AUM by client type and product type for 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	December 31, 2015	Full Year Average AUM(3)
Retail:
Equity	$200,445	$8,543	$—	$(10,040)	$(5,193)	$193,755	$199,474
Fixed income	189,820	31,114	—	(5,691)	(2,590)	212,653	205,919
Multi-asset	125,341	(1,307)	366	(8,108)	(985)	115,307	125,019
Alternatives	18,723	162	1,293	(177)	(591)	19,410	19,351
Retail subtotal	534,329	38,512	1,659	(24,016)	(9,359)	541,125	549,763
iShares:
Equity	790,067	78,408	—	(32,349)	(12,970)	823,156	810,836
Fixed income	217,671	50,309	—	(7,508)	(6,282)	254,190	239,164
Multi-asset	1,773	1,074	—	(90)	(27)	2,730	1,924
Alternatives	14,717	61	—	(2,160)	(133)	12,485	14,268
iShares subtotal	1,024,228	129,852	—	(42,107)	(19,412)	1,092,561	1,066,192
Institutional:
Active:
Equity	125,143	(462)	—	960	(4,199)	121,442	125,410
Fixed income	518,590	5,690	—	(1,220)	(8,632)	514,428	523,536
Multi-asset	242,913	18,409	—	1,074	(10,355)	252,041	254,781
Alternatives	72,514	3,109	560	(175)	(1,067)	74,941	73,683
Active subtotal	959,160	26,746	560	639	(24,253)	962,852	977,410
Index:
Equity	1,335,456	(33,711)	—	6,157	(22,483)	1,285,419	1,333,159
Fixed income	467,572	(10,169)	—	2,317	(18,623)	441,097	466,494
Multi-asset	7,810	(1,009)	—	(289)	(254)	6,258	7,305
Alternatives	5,286	1,793	—	(924)	(152)	6,003	5,907
Index subtotal	1,816,124	(43,096)	—	7,261	(41,512)	1,738,777	1,812,865
Institutional subtotal	2,775,284	(16,350)	560	7,900	(65,765)	2,701,629	2,790,275
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315	$4,406,230
Cash management	296,353	7,510	—	267	(4,246)	299,884
Advisory(4)	21,701	(9,629)	—	461	(2,320)	10,213
Total	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412

(1)

Amounts represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	December 31, 2015	Full Year Average AUM(3)
Equity:
Active	$292,802	$4,210	$—	$(7,738)	$(7,955)	$281,319	$292,204
iShares	790,067	78,408	—	(32,349)	(12,970)	823,156	810,836
Non-ETF index	1,368,242	(29,840)	—	4,815	(23,920)	1,319,297	1,365,839
Equity subtotal	2,451,111	52,778	—	(35,272)	(44,845)	2,423,772	2,468,879
Fixed income:
Active	701,324	35,928	—	(6,907)	(10,692)	719,653	722,023
iShares	217,671	50,309	—	(7,508)	(6,282)	254,190	239,164
Non-ETF index	474,658	(9,293)	—	2,313	(19,153)	448,525	473,926
Fixed income subtotal	1,393,653	76,944	—	(12,102)	(36,127)	1,422,368	1,435,113
Multi-asset	377,837	17,167	366	(7,413)	(11,621)	376,336	389,029
Alternatives:
Core	88,006	4,080	1,853	(213)	(1,641)	92,085	90,077
Currency and commodities(4)	23,234	1,045	—	(3,223)	(302)	20,754	23,132
Alternatives subtotal	111,240	5,125	1,853	(3,436)	(1,943)	112,839	113,209
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315	$4,406,230
Cash management	296,353	7,510	—	267	(4,246)	299,884
Advisory(5)	21,701	(9,629)	—	461	(2,320)	10,213
Total	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412

(1)

Amounts represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	December 31, 2015	Full Year Average AUM(3)
Active	$1,453,613	$60,510	$2,219	$(22,026)	$(31,644)	$1,462,672	$1,487,060
Index & iShares	2,880,228	91,504	—	(36,197)	(62,892)	2,872,643	2,919,170
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315	$4,406,230
Cash management	296,353	7,510	—	267	(4,246)	299,884
Advisory(4)	21,701	(9,629)	—	461	(2,320)	10,213
Total	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412

(1)

Amounts represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM decreased $6.5 billion to $4.645 trillion at December 31, 2015 from $4.652 trillion at December 31, 2014 driven largely by foreign exchange movements and net market depreciation that more than offset organic growth.

Net market depreciation of $57.5 billion was driven by $35.3 billion from equity products due to lower U.S. and global equity markets and $12.1 billion from fixed income products.

AUM decreased $101.1 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar against the euro, the British pound and the Canadian dollar.

For further discussion on AUM, see “Item 1. Business – Assets Under Management”.

Component Changes in AUM for 2014

The following table presents the component changes in AUM by client type and product type for 2014.

(in millions)	December 31, 2013	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2014	Full Year Average AUM(2)
Retail:
Equity	$203,035	$1,582	$1,831	$(6,003)	$200,445	$207,280
Fixed income	151,475	36,995	3,698	(2,348)	189,820	170,490
Multi-asset	117,054	13,366	(4,080)	(999)	125,341	123,619
Alternatives	16,213	3,001	152	(643)	18,723	18,487
Retail subtotal	487,777	54,944	1,601	(9,993)	534,329	519,876
iShares:
Equity	718,135	59,626	26,517	(14,211)	790,067	751,830
Fixed income	178,835	40,007	4,905	(6,076)	217,671	199,410
Multi-asset	1,310	439	37	(13)	1,773	1,535
Alternatives	16,092	529	(1,722)	(182)	14,717	16,453
iShares subtotal	914,372	100,601	29,737	(20,482)	1,024,228	969,228
Institutional:
Active:
Equity	138,726	(18,648)	9,935	(4,870)	125,143	131,779
Fixed income	505,109	(6,943)	34,062	(13,638)	518,590	515,411
Multi-asset	215,276	15,835	23,435	(11,633)	242,913	233,729
Alternatives	73,299	(664)	1,494	(1,615)	72,514	73,075
Active subtotal	932,410	(10,420)	68,926	(31,756)	959,160	953,994
Index:
Equity	1,257,799	9,860	102,549	(34,752)	1,335,456	1,305,930
Fixed income	406,767	26,347	56,086	(21,628)	467,572	440,047
Multi-asset	7,574	(735)	1,652	(681)	7,810	7,001
Alternatives	5,510	656	(693)	(187)	5,286	6,061
Index subtotal	1,677,650	36,128	159,594	(57,248)	1,816,124	1,759,039
Institutional subtotal	2,610,060	25,708	228,520	(89,004)	2,775,284	2,713,033
Long-term	4,012,209	181,253	259,858	(119,479)	4,333,841	$4,202,137
Cash management	275,554	25,696	715	(5,612)	296,353
Advisory(3)	36,325	(13,173)	1,109	(2,560)	21,701
Total	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for 2014.

(in millions)	December 31, 2013	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2014	Full Year Average AUM(2)
Equity:
Active	$317,262	$(24,882)	$9,867	$(9,445)	$292,802	$310,551
iShares	718,135	59,626	26,517	(14,211)	790,067	751,830
Non-ETF index	1,282,298	17,676	104,448	(36,180)	1,368,242	1,334,438
Equity subtotal	2,317,695	52,420	140,832	(59,836)	2,451,111	2,396,819
Fixed income:
Active	652,209	27,694	36,942	(15,521)	701,324	680,078
iShares	178,835	40,007	4,905	(6,076)	217,671	199,410
Non-ETF index	411,142	28,705	56,904	(22,093)	474,658	445,870
Fixed income subtotal	1,242,186	96,406	98,751	(43,690)	1,393,653	1,325,358
Multi-asset	341,214	28,905	21,044	(13,326)	377,837	365,884
Alternatives:
Core	85,026	3,061	1,808	(1,889)	88,006	87,689
Currency and commodities(3)	26,088	461	(2,577)	(738)	23,234	26,387
Alternatives subtotal	111,114	3,522	(769)	(2,627)	111,240	114,076
Long-term	4,012,209	181,253	259,858	(119,479)	4,333,841	$4,202,137
Cash management	275,554	25,696	715	(5,612)	296,353
Advisory(4)	36,325	(13,173)	1,109	(2,560)	21,701
Total	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for 2014.

(in millions)	December 31, 2013	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2014	Full Year Average AUM(2)
Active	$1,391,243	$34,408	$67,816	$(39,851)	$1,453,616	$1,439,474
Index & iShares	2,620,966	146,845	192,042	(79,628)	2,880,225	2,762,663
Long-term	4,012,209	181,253	259,858	(119,479)	4,333,841	$4,202,137
Cash management	275,554	25,696	715	(5,612)	296,353
Advisory(3)	36,325	(13,173)	1,109	(2,560)	21,701
Total	$4,324,088	$193,776	$261,682	$(127,651)	$4,651,895

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

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

Discussion of Financial Results

Introduction

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of AUM or percentages of committed capital during investment periods of certain alternative products and are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Net inflows or outflows represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

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

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of BlackRock’s revenue and earnings. The magnitude of performance fees can fluctuate quarterly due to the timing of carried interest recognition on alternative products; however, the third and fourth quarters have a greater number of nonalternative products with performance measurement periods that end on either September 30 or December 31.

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. The Company’s Aladdin operating platform serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met.

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

•

Direct fund expense primarily consists of third-party nonadvisory expense incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, closed-end fund launch costs and other general and administration expense, including the impact of foreign currency remeasurement. Foreign currency remeasurement (gains) losses were $(8) million, $(11) million and $1 million for 2015, 2014 and 2013, respectively.

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

Nonoperating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, hedge funds and real estate. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds. The portion of nonoperating income (expense) not attributable to BlackRock is allocated to NCI on the consolidated statements of income.

Revenue

The following table presents the Company’s revenue for 2015, 2014 and 2013.

(in millions)	2015	2014	2013
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,709	$1,844	$1,741
iShares	2,751	2,705	2,390
Non-ETF index	680	677	594
Equity subtotal	5,140	5,226	4,725
Fixed income:
Active	1,566	1,396	1,269
iShares	554	484	464
Non-ETF index	282	260	238
Fixed income subtotal	2,402	2,140	1,971
Multi-asset	1,253	1,204	1,039
Alternatives:
Core	653	638	576
Currency and commodities	73	89	107
Alternatives subtotal	726	727	683
Long-term	9,521	9,297	8,418
Cash management	319	292	321
Total base fees	9,840	9,589	8,739
Investment advisory performance fees:
Equity	205	111	91
Fixed income	26	31	25
Multi-asset	34	32	24
Alternatives	356	376	421
Total performance fees	621	550	561
BlackRock Solutions and advisory	646	635	577
Distribution fees	55	70	73
Other revenue	239	237	230
Total revenue	$11,401	$11,081	$10,180

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Mix of Base Fees			Mix of Average AUM by Asset Class(1)
	2015	2014	2013	2015	2014	2013
Equity:
Active	17%	18%	20%	6%	7%	7%
iShares	28%	28%	26%	17%	17%	16%
Non-ETF index	7%	7%	7%	30%	30%	29%
Equity subtotal	52%	53%	53%	53%	54%	52%
Fixed income:
Active	15%	15%	15%	16%	15%	16%
iShares	6%	5%	5%	5%	4%	5%
Non-ETF index	3%	3%	3%	10%	10%	10%
Fixed income subtotal	24%	23%	23%	31%	29%	31%
Multi-asset	13%	13%	12%	8%	8%	7%
Alternatives:
Core	7%	7%	7%	2%	2%	2%
Currency and commodities	1%	1%	1%	0%	1%	1%
Alternatives subtotal	8%	8%	8%	2%	3%	3%
Long-term	97%	97%	96%	94%	94%	93%
Cash management	3%	3%	4%	6%	6%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

2015 Compared with 2014

Revenue increased $320 million, or 3%, from 2014, driven by higher base fees and growth in performance fees.

Investment advisory, administration fees and securities lending revenue of $9,840 million for 2015 increased $251 million from $9,589 million in 2014 primarily driven by organic growth, despite the impact of foreign exchange and market volatility. Securities lending revenue increased $36 million from 2014 to $513 million in 2015, reflecting an increase in average balances of securities on loan.

Investment advisory performance fees were $621 million in 2015 compared with $550 million in 2014. The current year reflected higher fees from equity products and strong 2015 performance from a single hedge fund with an annual performance measurement period that ended in the third quarter of 2015. The prior year reflected a large fee associated with the liquidation of a closed-end mortgage fund in 2014.

BlackRock Solutions and advisory revenue in 2015 totaled $646 million compared with $635 million in 2014. The current year reflected higher revenue from Aladdin mandates and lower revenue from disposition-related advisory assignments. BlackRock Solutions and advisory revenue included $528 million in Aladdin revenue compared with $474 million in 2014.

2014 Compared with 2013

Revenue increased $901 million, or 9%, from 2013, reflecting growth in markets, long-term net inflows and strength in BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $9,589 million for 2014 increased $850 million from $8,739 million in 2013 due to higher long-term average AUM, reflecting organic growth and market appreciation. Securities lending revenue increased $30 million from 2013 to $477 million in 2014.

BlackRock Solutions and advisory revenue in 2014 totaled $635 million compared with $577 million in 2013. The year ended 2014 reflected higher revenue from Aladdin mandates and higher revenue from advisory assignments. BlackRock Solutions and advisory revenue included $474 million in Aladdin revenue compared with $433 million in 2013.

Expense

The following table presents the Company’s expense for 2015, 2014 and 2013.

(in millions)	2015	2014	2013
Expense, GAAP:
Employee compensation and benefits	$4,005	$3,829	$3,560
Distribution and servicing costs	409	364	353
Amortization of deferred sales commissions	48	56	52
Direct fund expense	767	748	657
General and administration:
Marketing and promotional	365	413	409
Occupancy and office related	280	267	277
Portfolio services	221	215	203
Technology	170	164	160
Professional services	120	126	128
Communications	37	39	37
Regulatory, filing and license fees	24	36	31
Closed-end fund launch costs	4	10	16
Charitable Contribution	—	—	124
Reduction of indemnification asset	—	50	—
Other general and administration	159	133	155
Total general and administration expense	1,380	1,453	1,540
Amortization of intangible assets	128	157	161
Total expense, GAAP	$6,737	$6,607	$6,323
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	$30	$32	$33
Compensation expense related to appreciation (depreciation) on deferred compensation plans	1	7	10
Subtotal	31	39	43
General and administration:
Reduction of indemnification asset	—	50	—
Charitable Contribution	—	—	124
Subtotal	—	50	124
Total non-GAAP expense adjustments	$31	$89	$167
Expense, as adjusted:
Employee compensation and benefits	$3,974	$3,790	$3,517
Distribution and servicing costs	409	364	353
Amortization of deferred sales commissions	48	56	52
Direct fund expense	767	748	657
General and administration	1,380	1,403	1,416
Amortization of intangible assets	128	157	161
Total expense, as adjusted	$6,706	$6,518	$6,156

2015 Compared with 2014

GAAP. Expense increased $130 million, or 2%, from 2014, primarily reflecting higher revenue-related expense, including compensation and benefits expense, and distribution and servicing costs, partially offset by lower general and administration expense and amortization of intangible assets. Expense for 2014 included an expense related to a $50 million reduction of an indemnification asset.

Employee compensation and benefits expense increased $176 million, or 5%, to $4,005 million in 2015 from $3,829 million in 2014, reflecting higher headcount, and higher incentive and deferred compensation, partially offset by the impact of foreign exchange movements. Employees at December 31, 2015 totaled approximately 13,000 compared with approximately 12,200 at December 31, 2014.

 Distribution and servicing costs totaled $409 million in 2015 compared with $364 million in 2014. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for 2015 and 2014 included $194 million and $183 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $73 million from 2014, primarily reflecting the previously mentioned $50 million reduction of an indemnification asset, lower marketing and promotional expense, and lower legal and regulatory expense, partially offset by the impact of transaction-related expense.

Amortization of intangible assets expense decreased $29 million, or 18%, to $128 million in 2015 from $157 million in 2014, reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted. Expense, as adjusted, increased $188 million, or 3%, to $6,706 million in 2015 from $6,518 million in 2014. The increase in total expense, as adjusted, is primarily attributable to higher revenue-related expense, including compensation and benefits expense and distribution and servicing costs, partially offset by lower amortization of intangible assets and lower general and administration expense. Amounts related to the reduction of the indemnification asset in 2014 have been excluded from as adjusted results.

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

Nonoperating Results

Nonoperating income (expense), less net income (loss) attributable to NCI for 2015, 2014 and 2013 was as follows:

(in millions)	2015	2014	2013
Nonoperating income (expense), GAAP basis	$(62)	$(79)	$116
Less: Net income (loss) attributable to NCI(1)	7	(30)	19
Nonoperating income (expense)(2)	(69)	(49)	97
Gain related to the Charitable Contribution	—	—	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(1)	(7)	(10)
Nonoperating income (expense), as adjusted(2)	$(70)	$(56)	$7

(1)

Amounts included a gain of $58 million and a loss of $41 million attributable to consolidated variable interest entities (“VIEs”) for 2015 and 2014, respectively. During 2013, the Company did not record any nonoperating income (loss) or net income (loss) attributable to VIEs on the consolidated statements of income.

(2)	Net of net income (loss) attributable to NCI.

 The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2015, 2014 and 2013 were as follows:

(in millions)	2015	2014	2013
Net gain (loss) on investments(1)
Private equity	$71	$69	$52
Real estate	12	16	24
Other alternatives(2)	(2)	55	65
Other investments(3)	(19)	7	16
Subtotal	62	147	157
Other gains(4)	46	—	—
Gain related to the PennyMac IPO	—	—	39
Gain related to the Charitable Contribution	—	—	80
Investments related to deferred compensation plans	1	7	10
Total net gain (loss) on investments(1)	109	154	286
Interest and dividend income	26	29	22
Interest expense	(204)	(232)	(211)
Net interest expense	(178)	(203)	(189)
Total nonoperating income (expense)(1)	(69)	(49)	97
Gain related to the Charitable Contribution	—	—	(80)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	(1)	(7)	(10)
Nonoperating income (expense), as adjusted(1)	$(70)	$(56)	$7

(1)	Net of net income (loss) attributable to NCI. Amounts for 2015 also include net gain (loss) on consolidated VIEs.
(2)

Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions. The prior year periods also included net gains related to opportunistic credit strategies.

(3)	Amounts include net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.
(4)	The amount for 2015 primarily includes a gain related to the acquisition of certain assets of BKCA.

2015 Compared with 2014

BlackRock Kelso Capital Advisors LLC.    On March 6, 2015, BlackRock acquired certain assets related to managing BlackRock Capital Investment Corporation (formerly known as BlackRock Kelso Capital Corporation) from BKCA. In connection with the acquisition, BlackRock recorded a noncash, nonoperating, pre-tax gain of $40 million related to the fair value of its pre-existing interest in BKCA. See Note 9, Goodwill, and Note 10, Intangible Assets, for further discussion on the BKCA acquisition.

Net gains on investments of $109 million in 2015 decreased $45 million from 2014 due to lower net positive marks in 2015. Net gains on investments in 2015 included a $40 million gain related to the BKCA acquisition and a $35 million unrealized gain on a private equity investment. Net gains on investments in 2014 included the positive impact of the monetization of a nonstrategic, opportunistic private equity investment.

Interest expense decreased $28 million from 2014 primarily due to repayments of long-term borrowings in the fourth quarter of 2014.

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

Net interest expense increased $14 million from 2013 primarily due to higher interest expense resulting from a long-term debt issuance in March 2014.

For further information on the Company’s long-term debt, see Liquidity and Capital Resources herein.

Income Tax Expense

	GAAP			As adjusted
(in millions)	2015	2014	2013	2015	2014	2013
Income before income taxes(1)	$4,595	$4,425	$3,954	$4,625	$4,507	$4,031
Income tax expense	$1,250	$1,131	$1,022	$1,312	$1,197	$1,149
Effective tax rate	27.2%	25.6%	25.8%	28.4%	26.6%	28.5%

(1)	Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions, which have lower statutory tax rates than the U.S. federal statutory rate of 35%, include the United Kingdom, Channel Islands, Canada and the Netherlands. U.S. income taxes were not provided for certain undistributed foreign earnings intended to be indefinitely reinvested outside the United States.

2015. Income tax expense (GAAP) reflected:

o	a net noncash benefit of $54 million, primarily associated with the revaluation of certain deferred income tax liabilities; and
o	a benefit from $75 million of nonrecurring items.

The as adjusted effective tax rate of 28.4% for 2015 excluded the net noncash benefit of $54 million mentioned above, as it will not have a cash flow impact and to ensure comparability among periods presented.

2014. Income tax expense (GAAP) reflected:

o

a $94 million tax benefit, primarily due to the resolution of certain outstanding tax matters related to the acquisition of BGI, including the previously mentioned $50 million tax benefit (see Executive Summary for more information);

o	a $73 million net tax benefit related to several favorable nonrecurring items; and

o	a net noncash benefit of $9 million associated with the revaluation of deferred income tax liabilities.

The as adjusted effective tax rate of 26.6% for 2014 excluded the $9 million net noncash benefit as it will not have a cash flow impact and to ensure comparability among periods presented and $50 million tax benefit mentioned above. The $50 million general and administrative expense and $50 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.

2013. Income tax expense (GAAP) reflected:

o

a $69 million net noncash benefit primarily related to the revaluation of certain deferred income tax liabilities related to intangible assets and goodwill, including the effect of legislation enacted in the United Kingdom and domestic state and local income tax changes;

o	a tax benefit of approximately $48 million recognized in connection with the Charitable Contribution; and
o	a tax benefit of approximately $29 million, primarily due to the realization of tax loss carryforwards, and benefits from certain nonrecurring items.

The as adjusted effective tax rate of 28.5% for 2013 excluded the $69 million net noncash benefit and the $48 million tax benefit related to the Charitable Contribution mentioned above.

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

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

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

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Funds”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K for further information of the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Funds to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Funds in order to obtain cash for use in the Company’s operations.

	December 31, 2015
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$6,083	$—	$88	$5,995
Accounts receivable	2,237	—	—	2,237
Investments	1,578	—	84	1,494
Assets of consolidated VIEs:
Cash and cash equivalents	148	—	148	—
Investments	1,030	—	297	733
Other assets	67	—	67	—
Separate account assets and collateral held under securities lending agreements	182,187	182,187	—	—
Other assets(3)	1,436	—	(6)	1,442
Subtotal	194,766	182,187	678	11,901
Goodwill and intangible assets, net	30,495	—	—	30,495
Total assets	$225,261	$182,187	$678	$42,396
Liabilities
Accrued compensation and benefits	$1,971	$—	$—	$1,971
Accounts payable and accrued liabilities	1,068	—	—	1,068
Liabilities of consolidated VIEs	177	—	177	-
Borrowings	4,930	—	—	4,930
Separate account liabilities and collateral liabilities under securities lending agreements	182,187	182,187	—	—
Deferred income tax liabilities(4)	4,851	—	—	4,851
Other liabilities	1,033	—	(40)	1,073
Total liabilities	196,217	182,187	137	13,893
Equity
Total stockholders’ equity	28,503	—	—	28,503
Noncontrolling interests	541	—	541	-
Total equity	29,044	—	541	28,503
Total liabilities and equity	$225,261	$182,187	$678	$42,396

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)

Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.  See Note 20, Income Taxes, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2015 and 2014 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2015 and 2014 included $100 million and $120 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2015).

Accounts receivable at December 31, 2015 increased $117 million from December 31, 2014 due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities) and higher performance fee receivables. Investments were $1,578 million at December 31, 2015 (for more information see Investments herein). Goodwill and intangible assets increased $190 million from December 31, 2014, primarily due to the BKCA, Infraestructura Institucional and FutureAdvisor acquisitions, partially offset by $128 million of amortization of intangible assets. Other assets (including property, plant and equipment) increased $284 million from December 31, 2014, primarily related to an increase in property and equipment, higher earnings from certain strategic investments, and an increase in current taxes receivable.

Liabilities. Accrued compensation and benefits at December 31, 2015 increased $106 million from December 31, 2014, primarily due to 2015 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2015 increased $33 million from December 31, 2014 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, partially offset by a decrease in current income taxes payable.

Net deferred income tax liabilities at December 31, 2015 decreased $138 million, primarily due to the effects of temporary differences associated with stock compensation, the BKCA acquisition, realization of loss carryforwards, and goodwill and intangibles. Other liabilities increased $147 million from December 31, 2014, primarily resulting from an increase in uncertain tax positions and consolidated funds liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,578 million and $1,030 million, respectively, at December 31, 2015. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents Total Investments, as adjusted, to enable investors to understand the portion of its Total Investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors.  The economic impact of Total Investments held pursuant to deferred compensation arrangements is substantially offset by a change in compensation expense. The impact of certain investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(in millions)	December 31, 2015	December 31, 2014
Investments, GAAP	$1,578	$1,921
Investments held by consolidated VIEs, GAAP(1)	1,030	3,320
Total Investments	2,608	5,241
Investments held by consolidated VREs	(700)	(713)
Investments held by consolidated VIEs	(1,030)	(3,320)
Net interest in consolidated VREs	616	696
Net interest in consolidated VIEs(2)	733	—
Total Investments, as adjusted	2,227	1,904
Federal Reserve Bank stock	(93)	(92)
Deferred compensation investments	(79)	(85)
Hedged investments	(407)	(323)
Carried interest (VIEs/VREs)	(100)	(85)
Total “economic” investment exposure	$1,548	$1,319

(1)

Amounts represent investments held in sponsored investment funds that are consolidated in accordance with GAAP as either a VIE or VRE. See Note 2, Significant Accounting Policies, for further information on the Company’s consolidation policy and the 2015 adoption of ASU 2015-02.

(2)	Amount includes $81 million of carried interest (VIEs), which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2015 and 2014:

(in millions)	December 31, 2015	December 31, 2014
Private equity	$375	$314
Real estate	91	117
Other alternatives(1)	240	289
Other investments(2)	842	599
Total “economic” investment exposure	$1,548	$1,319

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for 2015 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2014	$1,904
Purchases/capital contributions	1,300
Sales/maturities	(847)
Distributions (1)	(169)
Market appreciation(depreciation)/earnings from equity method investments	24
Carried interest capital allocations/distributions received	15
Total Investments, as adjusted, December 31, 2015	$2,227

(1)	Amounts include distributions representing return of capital and return on investments.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Funds

The consolidated statements of cash flows include the cash flows of the Consolidated Sponsored Investment Funds. The Company uses an adjusted cash flow statement, which excludes the impact of Consolidated Sponsored Investment Funds, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the Consolidated

Sponsored Investment Funds, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2013	$4,390	$114	$4,276
Cash flows from operating activities	3,087	(534)	3,621
Cash flows from investing activities	239	(174)	413
Cash flows from financing activities	(1,861)	714	(2,575)
Effect of exchange rate changes on cash and cash equivalents	(132)	—	(132)
Net change in cash and cash equivalents	1,333	6	1,327
Cash and cash equivalents, December 31, 2014	$5,723	$120	$5,603
Cash flows from operating activities	3,004	(348)	3,352
Cash flows from investing activities	(465)	(156)	(309)
Cash flows from financing activities	(2,064)	484	(2,548)
Effect of exchange rate changes on cash and cash equivalents	(115)	—	(115)
Net change in cash and cash equivalents	360	(20)	380
Cash and cash equivalents, December 31, 2015	$6,083	$100	$5,983

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

Cash flows from operating activities, excluding the impact of Consolidated Sponsored Investment Funds, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for 2015 were $309 million and primarily reflected $412 million of investment purchases, $221 million of purchases of property and equipment and $273 million related to certain acquisitions, partially offset by $531 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for 2015 were $2,548 million, primarily resulting from $1.3 billion of share repurchases, including $1.1 billion in open-market transactions and $231 million of employee tax withholdings related to employee stock transactions and $1.5 billion of cash dividend payments, partially offset by $126 million of proceeds from stock options and $105 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2015 and 2014 were as follows:

(in millions)	December 31, 2015	December 31, 2014
Cash and cash equivalents(1)	$6,083	$5,723
Cash and cash equivalents held by consolidated sponsored investment funds, excluding VIEs(2)	(100)	(120)
Subtotal	5,983	5,603
Credit facility — undrawn	4,000	3,990
Total liquidity resources(3)	$9,983	$9,593

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 50% at both December 31, 2015 and 2014.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amounts do not reflect year-end incentive compensation accruals of approximately $1.5 billion and $1.4 billion for 2015 and 2014, respectively, which were paid in February of the following year.

Total liquidity resources increased $390 million during 2015, primarily reflecting cash from operations, partially offset by cash payments of 2014 year-end incentive awards, share repurchases of $1.3 billion and cash dividend payments.

A significant portion of the Company’s $2,227 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. The Company repurchased 3.1 million common shares in open market-transactions under the share repurchase program for approximately $1.1 billion during 2015. At December 31, 2015, there were 6.3 million shares still authorized to be repurchased.

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

At both December 31, 2015 and 2014, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As of December 31, 2015, the Company has not provided for U.S. federal and state income taxes on approximately $4.7 billion of undistributed earnings of its foreign subsidiaries. Such earnings are considered indefinitely reinvested outside the United States. The Company’s current plans do not demonstrate a need to repatriate these funds.

Short-Term Borrowings

2015 Revolving Credit Facility. In April 2015, the Company’s credit facility was further amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program. The maximum aggregate amount for which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion as amended in April 2015. The commercial paper program is currently supported by the 2015 credit facility. At December 31, 2015, BlackRock had no CP Notes outstanding.

Long-Term Borrowings.

The carrying value of long-term borrowings at December 31, 2015 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
6.25% Notes	$700	$699	September 2017
5.00% Notes	1,000	997	December 2019
4.25% Notes	750	745	May 2021
3.375% Notes	750	744	June 2022
3.50% Notes	1,000	992	March 2024
1.25% Notes	760	753	May 2025
Total Long-term Borrowings	$4,960	$4,930

During 2015, the Company fully repaid $750 million of 1.375% notes at maturity. In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing in May 2025. Upon conversion to U.S. dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. For more information on Company’s borrowings, see Note 12, Borrowings, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2015:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations and commitments:
Long-term borrowings:
Principal	$—	$700	$—	$1,000	$—	$3,260	$4,960
Interest	196	196	152	152	102	224	1,022
Operating leases	134	133	131	125	120	560	1,203
Purchase obligations	79	50	2	—	—	—	131
Investment commitments	179	—	—	—	—	—	179
Total contractual obligations and commitments	588	1,079	285	1,277	222	4,044	7,495
Contingent obligations:
Contingent distribution obligations	185	—	—	—	—	—	185
Contingent payments related to business acquisitions(1)	12	8	21	10	12	—	63
Total contractual obligations, commitments and contingent obligations(2)	$785	$1,087	$306	$1,287	$234	$4,044	$7,743

(1)

The amount of contingent payments reflected for any year represents the expected payment amounts using foreign currency exchange rates as of December 31, 2015 under the terms of the business acquisition’s agreement. The fair value of the contingent obligations is not significant to the consolidated statement of financial condition and is recorded within other liabilities.

(2)

At December 31, 2015, the Company had approximately $350 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

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

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2015, the Company’s obligations primarily reflected standard service contracts for portfolio services, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2015.

Investment Commitments. At December 31, 2015, the Company had $179 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs.  These funds include private equity funds, real estate funds, infrastructure funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $179 million, the Company had approximately $38 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the acquired businesses achieving specified performance targets over a certain period, subsequent to the applicable acquisition date.

The fair value of the remaining aggregate contingent payments at December 31, 2015 is included in other liabilities and is not significant to the consolidated statement of financial condition.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Carried Interest Clawback. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2015. See further discussion in Note 13, Commitments and Contingencies, to the consolidated financial statements beginning on page F-1 of this Form 10-K.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $169.3 billion. The Company held, as agent, cash and securities totaling $179.6 billion as collateral for indemnified securities on loan at December 31, 2015. The fair value of these indemnifications was not material at December 31, 2015.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2015 totaled $1,971 million and included incentive compensation of $1,452 million, deferred compensation of $266 million and other compensation and benefits related obligations of $253 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2016, while the deferred compensation obligations are generally payable over periods of up to five years.

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

Consolidation

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 4, Consolidated Voting Right Entities, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At December 31, 2015, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. See Note 5, Variable Interest Entities, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K for more information.

See Note 2, Significant Accounting Policies — Accounting Pronouncements Adopted in 2015, in the notes to the consolidated financial statements beginning on page F-1 of this Form 10-K for more information on ASU 2015-02.

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

At December 31, 2015, the Company had $527 million and $265 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2014, the Company had $654 million and $208 million of equity method investees reflected in investments and other assets, respectively.

Impairments of Investments. Management periodically assesses equity method, available-for-sale, held-to-maturity and cost investments for other-than-temporary Impairment (“OTTI”). If an OTTI exists, an impairment charge is recorded in nonoperating income (expense) on the consolidated statements of the income.

For equity method, held-to-maturity and cost method investments, if circumstances indicate that an OTTI may exist, the investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the Company determines an OTTI exists, an impairment charge is recognized for the excess of the carrying amount of the investment over its estimated fair value.

For available-for-sale securities, when the fair value is lower than cost, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. For equity securities, if the impairment is considered other-than-temporary, an impairment charge is recognized for the excess of the carrying amount of the investment over its fair value. For debt securities, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security, the entire difference between the amortized cost and fair value must be recognized in earnings.  If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered an impairment related to credit, the credit loss will be bifurcated from the total decline in value and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

For the Company’s investments in CLOs, the Company reviews cash flow estimates over the life of each CLO investment.  On a quarterly basis, if the present value of the estimated future cash flows is lower than the carrying value of the investment and there is an adverse change in estimated cash flows, an impairment is considered to be other-than-temporary. An impairment charge is recognized for the excess of the carrying amount of the investment over its estimated fair value.

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

Changes in Valuation. Changes in value on $2,261 million of Total Investments will impact the Company’s nonoperating income (expense), $44 million will impact accumulated other comprehensive income, $203 million are held at cost or amortized cost and the remaining $100 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2015, changes in fair value of approximately $1,649 million of such consolidated VIEs/VREs will impact BlackRock’s net income (loss) attributable to noncontrolling interests on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds was $1,268 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with the applicable provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2015, ranged from 1 to 9 years with a weighted-average remaining estimated useful life of 3.7 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2015 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2015, the Company’s common stock closed at $340.52, which exceeded its book value of approximately $172.12 per share.

Indefinite-lived and finite-lived intangibles. The Company performs assessments to determine if any intangible assets are impaired and whether the indefinite-life and finite-life classifications are still appropriate.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, BlackRock performed certain quantitative assessments and assessed various significant qualitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other factors including: (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test, using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the book value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $128 million, $157 million and $161 million for 2015, 2014 and 2013, respectively.

In 2015, 2014 and 2013, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Income Taxes

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2015, BlackRock had $466 million of gross unrecognized tax benefits, of which $320 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2015, the Company had deferred tax assets of $20 million and net deferred tax liabilities of approximately $4,851 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. The assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $166 million and current income taxes payables of $79 million at December 31, 2015.

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

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third-party. The Company accounts for such retrocession arrangements in accordance with ASC 605-45, Revenue Recognition — Principal Agent Considerations (“ASC 605-45”), and records its management fees net of retrocessions. Retrocessions for 2015, 2014 and 2013 were $870 million, $891 million and $785 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients to highly rated banks and broker-dealers. Revenue is accounted for on an accrual basis. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or accounts managed by the Company from which the securities are borrowed. For 2015, 2014 and 2013, securities lending revenue earned by the Company totaled $513 million, $477 million and $447 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

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

In addition, the Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to reverse/return all, or part, of such carried interest allocations depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments or cash/cash of consolidated VIEs to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2015 and 2014, the Company had $143 million and $105 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for 2015 and 2014:

(in millions)	2015	2014
Beginning balance	$105	$108
Net increase (decrease)	69	69
Performance fee revenue recognized	(31)	(72)
Ending balance	$143	$105

For 2015, 2014 and 2013, performance fee revenue totaled $621 million, $550 million and $561 million, respectively.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed or when completed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed fees and (iii) performance fees if contractual thresholds are met. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For 2015, 2014 and 2013, BlackRock Solutions and advisory revenue totaled $646 million, $635 million and $577 million, respectively.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM and since the Company does not record performance revenue until performance thresholds have been exceeded and the likelihood of clawback is mathematically improbable.

Recent Developments

In November 2015, the Company announced that it had entered an agreement to assume investment management responsibilities of approximately $87 billion of cash assets under management from BofA® Global Capital Management, Bank of America’s asset management business. The transaction is expected to close in the first half of 2016, subject to customary regulatory approvals and closing conditions.  This transaction is not expected to be material to the Company’s consolidated financial condition or results of operations.

Accounting Developments

For accounting pronouncements that the Company adopted during 2015 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2015, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real estate, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2015, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $360 million and $46 million, respectively.

At December 31, 2015, approximately $1.7 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,548 million. See Balance Sheet Overview-Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk. At December 31, 2015, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $578 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real estate investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $57.8 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2015, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $970 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $14.6 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $343 million at December 31, 2015. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $34.3 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2015, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $169 million.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2015 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/   Deloitte & Touche LLP

New York, New York

February 26, 2016

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

Item 11. Executive Compensation

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2015 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The Company’s consolidated financial statements are included beginning on page F-1.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 6.25% Notes due 2017.
4.4(9)	Form of 5.00% Notes due 2019.
4.5(10)	Form of 4.25% Notes due 2021.
4.6(11)	Form of 3.375% Notes due 2022.
4.7(12)	Form of 3.500% Notes due 2024.
4.8(13)	Form of 1.250% Notes due 2025.
4.9(13)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
10.1	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(14)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.3(15)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(16)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.5(16)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.9	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.10(17)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.11(18)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.12(19)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.13(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.14(20)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.15(21)

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

10.16(22)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.17(23)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(24)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(25)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(26)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.
10.21(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.22(27)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.23(28)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(29)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.25(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.26(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.27(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.28(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2012.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(14)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(16)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(17)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(20)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(28)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(30)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

+	Denotes compensatory plans or arrangements.

†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 26, 2016

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Gary S. Shedlin, Matthew J. Mallow, Christopher J. Meade, Daniel R. Waltcher and R. Andrew Dickson III, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
/S/ GARY SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
/S/ JOSEPH FELICIANI, JR. Joseph Feliciani, Jr.	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
/S/ ABDLATIF Y. AL-HAMAD	Director	February 26, 2016
Abdlatif Y. Al-Hamad
/S/ MATHIS CABIALLAVETTA	Director	February 26, 2016
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 26, 2016
Pamela Daley
/S/ WILLIAM S. DEMCHAK	Director	February 26, 2016
William S. Demchak
/S/ JESSICA EINHORN	Director	February 26, 2016
Jessica Einhorn
/S/ FABRIZIO FREDA	Director	February 26, 2016
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 26, 2016
Murry S. Gerber
/S/ JAMES GROSFELD	Director	February 26, 2016
James Grosfeld
/S/ ROBERT S. KAPITO	Director	February 26, 2016
Robert S. Kapito
/S/ DAVID H. KOMANSKY	Director	February 26, 2016
David H. Komansky
/S/ SIR DERYCK MAUGHAN	Director	February 26, 2016
Sir Deryck Maughan
/S/ CHERYL D. MILLS	Director	February 26, 2016
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 26, 2016
Gordon M. Nixon
/S/ THOMAS H. O’BRIEN	Director	February 26, 2016
Thomas H. O’Brien
/S/ IVAN G. SEIDENBERG	Director	February 26, 2016
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 26, 2016
Marco Antonio Slim Domit
/S/ JOHN S. VARLEY	Director	February 26, 2016
John S. Varley
/S/ SUSAN L. WAGNER	Director	February 26, 2016
Susan L. Wagner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2016

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$6,083	$5,723
Accounts receivable	2,237	2,120
Investments	1,578	1,921
Assets of consolidated variable interest entities:
Cash and cash equivalents	148	278
Investments	1,030	3,320
Other assets	67	32
Separate account assets	150,851	161,287
Separate account collateral held under securities lending agreements	31,336	33,654
Property and equipment (net of accumulated depreciation of $570 and $587 at December 31, 2015 and 2014, respectively)	581	467
Intangible assets (net of accumulated amortization of $745 and $1,040 at December 31, 2015 and 2014, respectively)	17,372	17,344
Goodwill	13,123	12,961
Other assets	855	685
Total assets	$225,261	$239,792
Liabilities
Accrued compensation and benefits	$1,971	$1,865
Accounts payable and accrued liabilities	1,068	1,035
Liabilities of consolidated variable interest entities:
Borrowings	—	3,389
Other liabilities	177	245
Borrowings	4,930	4,922
Separate account liabilities	150,851	161,287
Separate account collateral liabilities under securities lending agreements	31,336	33,654
Deferred income tax liabilities	4,851	4,989
Other liabilities	1,033	886
Total liabilities	196,217	212,272
Commitments and contingencies (Note 13)
Temporary equity
Redeemable noncontrolling interests	464	35
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2015 and 2014; Shares issued: 171,252,185 at

   December 31, 2015 and 2014; Shares outstanding: 163,461,064 and 164,786,788 at

   December 31, 2015 and 2014, respectively;

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2015 and 2014; Shares issued and outstanding: 823,188 at December 31, 2015 and 2014;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2015 and 2014; Shares issued and outstanding: 1,311,887 at December 31, 2015 and 2014
Additional paid-in capital	19,405	19,386
Retained earnings	12,033	10,164
Appropriated retained earnings	—	(19)
Accumulated other comprehensive loss	(448)	(273)
Treasury stock, common, at cost (7,791,121 and 6,465,397 shares held at December 31, 2015 and 2014, respectively)	(2,489)	(1,894)
Total BlackRock, Inc. stockholders’ equity	28,503	27,366
Nonredeemable noncontrolling interests	77	119
Total permanent equity	28,580	27,485
Total liabilities, temporary equity and permanent equity	$225,261	$239,792

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

	Year ended December 31,
(in millions, except shares and per share data)	2015	2014	2013
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$6,875	$6,738	$5,991
Other third parties	2,965	2,851	2,748
Total investment advisory, administration fees and securities lending revenue	9,840	9,589	8,739
Investment advisory performance fees	621	550	561
BlackRock Solutions and advisory	646	635	577
Distribution fees	55	70	73
Other revenue	239	237	230
Total revenue	11,401	11,081	10,180
Expense
Employee compensation and benefits	4,005	3,829	3,560
Distribution and servicing costs	409	364	353
Amortization of deferred sales commissions	48	56	52
Direct fund expenses	767	748	657
General and administration	1,380	1,453	1,540
Amortization of intangible assets	128	157	161
Total expense	6,737	6,607	6,323
Operating income	4,664	4,474	3,857
Nonoperating income (expense)
Net gain (loss) on investments	58	165	305
Net gain (loss) on consolidated variable interest entities	58	(41)	—
Interest and dividend income	26	29	22
Interest expense	(204)	(232)	(211)
Total nonoperating income (expense)	(62)	(79)	116
Income before income taxes	4,602	4,395	3,973
Income tax expense	1,250	1,131	1,022
Net income	3,352	3,264	2,951
Less:
Net income (loss) attributable to redeemable noncontrolling interests	1	2	(1)
Net income (loss) attributable to nonredeemable noncontrolling interests	6	(32)	20
Net income attributable to BlackRock, Inc.	$3,345	$3,294	$2,932
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$20.10	$19.58	$17.23
Diluted	$19.79	$19.25	$16.87
Cash dividends declared and paid per share	$8.72	$7.72	$6.72
Weighted-average common shares outstanding:
Basic	166,390,009	168,225,154	170,185,870
Diluted	169,038,571	171,112,261	173,828,902

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in millions)	2015	2014	2013
Net income	$3,352	$3,264	$2,951
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses)(1)	(1)	3	4
Less: reclassification adjustment included in net income(1)	2	8	13
Net change from available-for-sale investments	(3)	(5)	(9)
Benefit plans, net	1	(2)	10
Foreign currency translation adjustments(2)	(173)	(231)	23
Other comprehensive income (loss)	(175)	(238)	24
Comprehensive income	3,177	3,026	2,975
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(30)	19
Comprehensive income attributable to BlackRock, Inc.	$3,170	$3,056	$2,956

(1)	The tax benefit (expense) was not material in 2015, 2014 and 2013.
(2)	Amount for the year ended December 31, 2015 includes gains from a net investment hedge of $19 million, net of tax of $11 million.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2012	$19,421	$6,444	$29	$(59)	$(432)	$25,403	$182	$25,585	$32
Net income	—	2,932	—	—	—	2,932	20	2,952	(1)
Consolidation of a collateralized loan obligation	—	—	(4)	—	—	(4)	—	(4)	—
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(3)	—	—	(3)	3	—	—
Dividends paid	—	(1,168)	—	—	—	(1,168)	—	(1,168)	—
Stock-based compensation	447	—	—	—	1	448	—	448	—
Issuance of common shares related to employee stock transactions	(429)	—	—	—	464	35	—	35	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(243)	(243)	—	(243)	—
Shares repurchased	—	—	—	—	(1,000)	(1,000)	—	(1,000)	—
Net tax benefit (shortfall) from stock-based compensation	36	—	—	—	—	36	—	36	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	66	66	137
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(115)	(115)	(114)
Other comprehensive income (loss)	—	—	—	24	—	24	—	24	—
December 31, 2013	$19,475	$8,208	$22	$(35)	$(1,210)	$26,460	$156	$26,616	$54
Net income	—	3,294	—	—	—	3,294	(32)	3,262	2
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(41)	—	—	(41)	41	—	—
Dividends paid	—	(1,338)	—	—	—	(1,338)	—	(1,338)	—
Stock-based compensation	453	—	—	—	—	453	—	453	—
Issuance of common shares related to employee stock transactions	(646)	—	—	—	660	14	—	14	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(344)	(344)	—	(344)	—
Shares repurchased	—	—	—	—	(1,000)	(1,000)	—	(1,000)	—
Net tax benefit (shortfall) from stock-based compensation	106	—	—	—	—	106	—	106	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(46)	(46)	248
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	(269)
Other comprehensive income (loss)	—	—	—	(238)	—	(238)	—	(238)	—
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35

(1)	Amounts include $2 million of common stock at December 31, 2014, 2013 and 2012.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	—	3,345	—	—	—	3,345	6	3,351	1
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	—	—	19	—	—	19	(8)	11	194
Dividends paid	—	(1,476)	—	—	—	(1,476)	—	(1,476)	—
Stock-based compensation	514	—	—	—	—	514	—	514	—
Issuance of common shares related to employee stock transactions	(600)	—	—	—	736	136	—	136	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(231)	(231)	—	(231)	—
Shares repurchased	—	—	—	—	(1,100)	(1,100)	—	(1,100)	—
Net tax benefit (shortfall) from stock-based compensation	105	—	—	—	—	105	—	105	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(34)	(34)	518
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(6)	(6)	(284)
Other comprehensive income (loss)	—	—	—	(175)	—	(175)	—	(175)	—
December 31, 2015	$19,407	$12,033	$—	$(448)	$(2,489)	$28,503	$77	$28,580	$464

(1)	Amounts include $2 million of common stock at both December 31, 2015 and 2014.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$3,352	$3,264	$2,951
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	247	278	291
Amortization of deferred sales commissions	48	56	52
Stock-based compensation	514	453	448
Deferred income tax expense (benefit)	(156)	(104)	(193)
Other gains	(40)	—	—
Net (gains) losses on nontrading investments	12	(37)	(73)
Purchases of investments within consolidated sponsored investment funds	(1)	(160)	(195)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	2	137	145
Gain related to PennyMac initial public offering	—	—	(39)
Gain related to the charitable contribution	—	—	(80)
Charitable contribution	—	—	124
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(98)	168	143
Net (gains) losses within consolidated VIEs	(58)	41	—
Net (purchases) proceeds within consolidated VIEs	(227)	(599)	142
(Earnings) losses from equity method investees	(91)	(158)	(158)
Distributions of earnings from equity method investees	41	57	80
Other adjustments	1	5	10
Changes in operating assets and liabilities:
Accounts receivable	(154)	78	14
Investments, trading	(584)	(416)	(218)
Other assets	(123)	5	(92)
Accrued compensation and benefits	98	101	203
Accounts payable and accrued liabilities	14	(69)	7
Other liabilities	207	(13)	80
Cash flows from operating activities	3,004	3,087	3,642
Cash flows from investing activities
Purchases of investments	(330)	(369)	(412)
Proceeds from sales and maturities of investments	456	654	286
Distributions of capital from equity method investees	66	143	83
Net consolidations (deconsolidations) of sponsored investment funds	(163)	(123)	(48)
Acquisitions, net of cash acquired	(273)	—	(298)
Purchases of property and equipment	(221)	(66)	(94)
Cash flows from investing activities	(465)	239	(483)
Cash flows from financing activities
Repayments of short-term borrowings	—	—	(100)
Repayments of long-term borrowings	(750)	(1,000)	(750)
Proceeds from long-term borrowings	787	997	—
Cash dividends paid	(1,476)	(1,338)	(1,168)
Proceeds from stock options exercised	126	4	28
Repurchases of common stock	(1,331)	(1,344)	(1,243)
Net proceeds from (repayments of) borrowings by consolidated VIEs	—	512	(410)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	484	202	203
Excess tax benefit from stock-based compensation	105	106	41
Other financing activities	(9)	—	7
Cash flows from financing activities	(2,064)	(1,861)	(3,392)
Effect of exchange rate changes on cash and cash equivalents	(115)	(132)	17
Net increase (decrease) in cash and cash equivalents	360	1,333	(216)
Cash and cash equivalents, beginning of year	5,723	4,390	4,606
Cash and cash equivalents, end of year	$6,083	$5,723	$4,390
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$194	$216	$202
Interest on borrowings of consolidated VIEs	$—	$142	$102
Income taxes (net of refunds)	$1,276	$1,227	$1,064
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$600	$646	$429
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(104)	$(269)	$(229)
Increase (decrease) in borrowings due to consolidation/deconsolidation of VIEs	$(3,389)	$585	$363

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

At December 31, 2015, The PNC Financial Services Group, Inc. (“PNC”) held 21.1% of the Company’s voting common stock and 22.2% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

2. Significant Accounting Policies

Accounting Pronouncements Adopted in 2015

Amendments to the Consolidation Analysis.    In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, (“ASU 2015-02”) that requires companies to reevaluate all legal entities under revised consolidation guidance. The revised consolidation rules provide guidance for evaluating: i) limited partnerships and similar entities for consolidation ii) how decision maker or service provider fees affect the consolidation analysis, iii) how interests held by related parties affect the consolidation analysis, and iv) the consolidation analysis required for certain investment funds. The consolidation guidance also provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The Company early adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2015. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of ASU 2015-02, the Company reevaluated all of its investment products for consolidation. As of January 1, 2015, the Company deconsolidated all of its previously consolidated collateralized loan obligations (“CLOs”) as its fee arrangements were no longer deemed to be variable interests and it held no other interests in these entities.

The adoption of the ASU also resulted in the consolidation of certain investment products that were not previously consolidated. Upon adoption, these products became consolidated variable interest entities (“VIEs”) as the Company is considered the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

The impact to the consolidated statement of financial condition upon adoption was primarily the deconsolidation of approximately $3.6 billion of assets and $3.6 billion of liabilities related to certain CLOs that the Company manages with an adjustment to appropriated retained earnings of $19 million. In addition, certain investment products previously accounted for as voting rights entities (“VREs”) became VIEs under the new accounting guidance and were consolidated.

Debt Issuance Costs.    In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The Company early adopted ASU 2015-03 during 2015 on a retrospective basis, which required the restatement of prior periods. The adoption of ASU 2015-03 was not material to the consolidated financial statements.

Disclosures for Investments in Certain Entities that Calculate NAV per Share.    In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. The Company early adopted ASU 2015-07 during 2015 on a retrospective basis, which required the restatement of prior periods. As a result of the adoption, $647 million and $692 million as of December 31, 2015 and 2014, respectively, of NAV investments are no longer included in Level 2 and 3 within the fair value hierarchy.

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated VREs are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Cash balances maintained by consolidated VIEs are included in assets of consolidated variable interest entities on the consolidated statements of financial condition.

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

Impairments of Investments. Management periodically assesses equity method, available-for-sale, held-to-maturity and cost investments for other-than-temporary impairment (“OTTI”). If an OTTI exists, an impairment charge is recorded in nonoperating income (expense) on the consolidated statements of the income.

For equity method, held-to-maturity and cost method investments, if circumstances indicate that an OTTI may exist, the investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the Company determines an OTTI exists, an impairment charge is recognized for the excess of the carrying amount of the investment over its estimated fair value.

For available-for-sale securities, when the fair value is lower than cost, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery of such unrealized losses. For equity securities, if the impairment is considered other-than-temporary, an impairment charge is recognized for the excess of the carrying amount of the investment over its fair value. For debt securities, the Company considers whether: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it expects to recover the entire amortized cost basis of the security. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security, the entire difference between the amortized cost and fair value must be recognized in earnings.  If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security but the security has suffered an impairment related to credit, the credit loss will be bifurcated from the total decline in value and recorded in earnings with the remaining portion recorded in accumulated other comprehensive income.

For the Company’s investments in CLOs, the Company reviews cash flow estimates over the life of each CLO investment.  On a quarterly basis, if the present value of the estimated future cash flows is lower than the carrying value of the investment and there is an adverse change in estimated cash flows, an impairment is considered to be other-than-temporary. An impairment charge is recognized for the excess of the carrying amount of the investment over its estimated fair value.

Consolidation.    The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company is the PB of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to the governing documents of the Company’s investment products), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s PB that consolidates such entity.

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

Retention of Specialized Investment Company Accounting Principles.    Upon consolidation of sponsored investment funds, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value with corresponding changes in the investments’ fair values reflected in nonoperating income (expense) on the consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for as an equity method investment, available-for-sale security or trading investment if the Company still maintains an investment.

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income (the “Yield Support waivers”). During 2015, these waivers resulted in a reduction of management fees of approximately $137 million. Approximately 50% of Yield Support waivers were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements.    The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives legal title to the collateral with minimum values generally ranging from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales

The Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During 2015 and 2014, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2015 and 2014, the fair value of loaned securities held by separate accounts was approximately $28.8 billion and $30.6 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $31.3 billion and $33.7 billion, respectively.

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

BlackRock develops a variety of risk management, investment analytic and investment system services for internal use, utilizing proprietary software that is hosted and maintained by BlackRock. The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within property and equipment on the consolidated statements of financial condition and are amortized, beginning when the software project is ready for its intended use, over the estimated useful life of the software of approximately three years.

Goodwill and Intangible Assets. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated BlackRock single operating segment, which is consistent with internal management reporting and management's oversight of operations. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company.

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

The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-lived and finite-lived classifications are still appropriate. The carrying value of finite-lived management contracts and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revisions to the amortization period. The Company performs impairment assessments of all of its intangible assets at least annually, as of July 31st.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant qualitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considers other factors, including (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which the entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) entity-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

Noncontrolling Interests. The Company reports noncontrolling interests as equity, separate from the parent’s equity, on the consolidated statements of financial condition. In addition, the Company’s consolidated net income on the consolidated statements of income includes the income (loss) attributable to noncontrolling interest holders of the Company’s consolidated investment products. Income (loss) attributable to noncontrolling interests is not adjusted for income taxes for consolidated investment products that are treated as pass-through entities for tax purposes.

Classification and Measurement of Redeemable Securities. The Company includes redeemable noncontrolling interests related to certain consolidated investment products in temporary equity on the consolidated statements of financial condition.

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

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third-party. The Company accounts for such retrocession arrangements in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, and records its management fees net of retrocessions. Retrocessions for 2015, 2014 and 2013 were $870 million, $891 million and $785 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

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

In addition, the Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to reverse/return all, or part, of such carried interest allocations depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in total investments or cash/cash of consolidated VIEs to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2015 and 2014, the Company had $143 million and $105 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees.  The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

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

Other revenue also includes equity method investment earnings related to certain strategic investments.

Stock-based Compensation. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock-based award.

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s share price on the date of grant. For employee share options and instruments with market conditions, the Company uses pricing models. If an equity award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards. Compensation cost is reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally are derived using historical forfeiture information, where available, and are reviewed for reasonableness at least quarterly.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

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

Leases. The Company accounts for its office facilities leases as operating leases, which may include escalation clauses. The Company expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods) commencing when the Company obtains the right to control the use of the leased property.

Foreign Exchange. Foreign currency transactions are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in foreign currencies are subsequently remeasured into the functional currencies of the Company's subsidiaries at the rates prevailing at each balance sheet date. Gains and losses arising on remeasurement are included in general and administration expense on the consolidated statements of income.  Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity, on the consolidated statements of financial condition.

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

Excess tax benefits related to stock-based compensation are recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit, or shortfall, between the recorded tax benefit and tax return benefit. At December 31, 2015 and 2014, BlackRock had excess additional paid-in capital credits to absorb potential future deficits between recorded tax benefits and tax return benefits.

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

Business Segments. The Company’s management directs BlackRock’s operations as one business, the asset management business.  The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10, Segment Reporting (“ASC 280-10”).

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

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs, bank loans and bonds.
•

Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analysis using unobservable market data. Level 3 liabilities at December 31, 2014 also included borrowings of consolidated CLOs valued based upon nonbinding single-broker quotes.

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

Derivative Instruments and Hedging Activities.    The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments. The Company may also use derivatives within its separate account assets, which are segregated for purposes of funding individual and group pension contracts. In addition, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is different from the reporting currency of the parent company. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within accumulated other comprehensive income on the consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge on a quarterly basis.

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

Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  Under ASU 2015-16, an acquirer must recognize, upon determination, adjustments to the original amounts recorded for a business acquisition that are identified during the one-year period following the acquisition date. Previously prior period information was required to be revised.  The Company adopted ASU 2015-16 prospectively on January 1, 2016 and will apply the ASU to any adjustments related to business acquisitions.

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected.  ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments.  The Company is currently evaluating the impact of adopting ASU 2016-01, which is effective for the Company on January 1, 2018.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. The Company is currently evaluating the impact of adopting ASU 2016-02, which is effective for the Company on January 1, 2019.

3. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2015	December 31, 2014
Available-for-sale investments	$44	$201
Held-to-maturity investments	108	79
Trading investments:
Consolidated sponsored investment funds	700	443
Other equity and debt securities	20	29
Deferred compensation plan mutual funds	65	64
Total trading investments	785	536
Other investments:
Consolidated sponsored investment funds	-	270
Equity method investments	513	633
Deferred compensation plan equity method investments	14	21
Cost method investments(1)	95	96
Carried interest	19	85
Total other investments	641	1,105
Total investments	$1,578	$1,921

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)		Gross Unrealized		Carrying
	Cost	Gains	Losses	Value
December 31, 2015	$45	$2	$(3)	$44

December 31, 2014	$205	$5	$(9)	$201

At December 31, 2015 available-for-sale investments primarily included investments in CLOs.  At December 31, 2014, available-for-sale investments primarily included seed investment in BlackRock sponsored mutual funds.

A summary of sale activity of available-for-sale securities during 2015, 2014 and 2013 is shown below.

	Year ended December 31,
(in millions)	2015	2014	2013
Sales proceeds	$36	$155	$139
Net realized gain (loss):
Gross realized gains	$3	$14	$20
Gross realized losses	(1)	(3)	(1)
Net realized gain (loss)	$2	$11	$19

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $108 million and $79 million at December 31, 2015 and 2014, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value. At December 31, 2015, $96 million of these investments mature in one year or less and $12 million mature after five years through ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2015		December 31, 2014
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$48	$65	$48	$64
Equity securities/multi-asset mutual funds	294	279	210	239
Debt securities/fixed income mutual funds:
Corporate debt	194	190	109	110
Government debt	202	202	100	103
Asset/mortgage backed debt	49	49	20	20
Total trading investments	$787	$785	$487	$536

At December 31, 2015, trading investments included $437 million of debt securities and $263 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $65 million of certain deferred compensation plan mutual fund investments and $20 million of other equity and debt securities.

At December 31, 2014, trading investments included $223 million of debt securities and $220 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $64 million of certain deferred compensation plan mutual fund investments and $29 million of other equity and debt securities.

Other Investments

A summary of the cost and carrying value of other investments is as follows:

	December 31, 2015		December 31, 2014
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Other investments:
Consolidated sponsored investment funds accounted for as VREs	$-	$-	$268	$270
Equity method Investments	429	513	518	633
Deferred compensation plan equity method investments	14	14	21	21
Cost method investments:
Federal Reserve Bank stock	93	93	92	92
Other	2	2	4	4
Total cost method investments	95	95	96	96
Carried interest(1)	—	19	—	85
Total other investments	$538	$641	$903	$1,105

(1)	Carried interest related to VREs.

At December 31, 2014, consolidated sponsored investment funds accounted for as VREs include third-party private equity funds, direct investments in private companies and third-party hedge funds held by BlackRock sponsored investment funds.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds. See Note 11, Other Assets, for more information on the Company’s investment in PennyMac Financial Services, Inc.  (“PennyMac”), which is included in other assets on the consolidated statements of financial condition.

Cost method investments include nonmarketable securities, primarily FRB stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2015 and 2014, there were no indicators of impairment on these investments.

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

4. Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The investments owned by these consolidated VREs are classified as trading or other investments. The following table presents the balances related to these consolidated VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these funds:

(in millions)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$100	$120
Investments:
Trading investments	700	443
Other investments	-	270
Other assets	18	20
Other liabilities	(77)	(18)
Noncontrolling interests	(125)	(139)
BlackRock’s net interests in consolidated VREs	$616	$696

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

In addition, at December 31, 2015 and 2014, certain consolidated sponsored investment funds, which were accounted for as VIEs, were excluded from the balances in the table above as the balances for these investment products are reported separately on the consolidated statements of financial condition. See Note 5, Variable Interest Entities, for further discussion on these consolidated investment products. See Note 2, Significant Accounting Policies, for the Company’s consolidation policy and for further information on the adoption of ASU 2015-02.

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

As a result of the adoption of ASU 2015-02, the Company deconsolidated all previously consolidated CLOs effective January 1, 2015 as its fees are no longer deemed variable interests. The Company also consolidated certain investment products that were not previously consolidated. See Note 2, Significant Accounting Policies – Accounting Pronouncements Adopted in 2015, for further information on ASU 2015-02.

Consolidated VIEs.    The Company’s consolidated VIEs as of December 31, 2015 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The Company’s consolidated VIEs under previous accounting guidance as of December 31, 2014 primarily included CLOs in which BlackRock did not have an investment; however, as the collateral manager, BlackRock was deemed to have both the power to direct the most significant activities of the CLOs and the right to receive benefits that could potentially be significant to the CLOs.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at December 31, 2015 and 2014 in the following table:

(in millions)	December 31, 2015	December 31, 2014
Assets of consolidated VIEs:
Cash and cash equivalents	$148	$278
Investments	1,030	3,320
Other assets	67	32
Total investments and other assets	1,097	3,352
Liabilities of consolidated VIEs:
Borrowings	—	(3,389)
Other liabilities	(177)	(245)
Appropriated retained earnings	—	19
Noncontrolling interests of consolidated VIEs	(416)	(15)
BlackRock's net interests in consolidated VIEs	$652	$—

The Company recorded a $58 million nonoperating net gain for 2015 related to consolidated VIEs. Net income attributable to noncontrolling interests related to consolidated VIEs for 2015 was $6 million.

The Company recorded $41 million of nonoperating expense and an equal and offsetting loss attributable to noncontrolling interests related to consolidated VIEs for 2014.  No gain or loss was recorded for 2013.

Non-Consolidated VIEs. At December 31, 2015 and 2014, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2015	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$64	$3	$(7)	$84
At December 31, 2014
CDOs/CLOs	$—	$2	$(5)	$19
Other sponsored investment funds:
Collective trusts	—	191	—	191
Other	57	177	(3)	234
Total	$57	$370	$(8)	$444

(1)	At December 31, 2015 and 2014, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $3 billion at December 31, 2015. Net assets of other sponsored investment funds approximated $1.7 trillion to $1.8 trillion at December 31, 2014 and included approximately $1.4 trillion of collective trusts at December 31, 2014. Upon the adoption of ASU 2015-02, BlackRock no longer has a variable interest in collective trusts as BlackRock does not have any economic interest and earns at-market fees from these products.

6. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2015
Assets:
Investments
Available-for-sale	$19	$2	$23	$—	$—	$44
Held-to-maturity debt securities	—	—	—	—	108	108
Trading:
Deferred compensation plan mutual funds	65	—	—	—	—	65
Equity/Multi-asset mutual funds	278	—	—	—	—	278
Debt securities / fixed income mutual funds	2	438	2	—	—	442
Total trading	345	438	2	—	—	785
Other investments:
Equity method:
Equity and fixed income mutual funds	73	—	—	30	—	103
Other	—	—	—	400	10	410
Total equity method	73	—	—	430	10	513
Deferred compensation plan equity method investments	—	—	—	14	—	14
Cost method investments	—	—	—	—	95	95
Carried interest	—	—	—	—	19	19
Total investments	437	440	25	444	232	1,578
Separate account assets	109,761	40,152	—	—	938	150,851
Separate account collateral held under securities lending agreements:
Equity securities	26,062	—	—	—	—	26,062
Debt securities	—	5,274	—	—	—	5,274
Total separate account collateral held under securities lending agreements	26,062	5,274	—	—	—	31,336
Investments of consolidated VIEs:
Private / public equity(3)	6	4	196	145	—	351
Equity securities	298	—	—	—	—	298
Debt securities	—	242	—	—	—	242
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	81	81
Total investments of consolidated VIEs	304	246	196	203	81	1,030
Total	$136,564	$46,112	$221	$647	$1,251	$184,795
Liabilities:
Separate account collateral liabilities under securities lending agreements	$26,062	$5,274	$—	$—	$—	$31,336
Other liabilities(4)	—	6	48	—	—	54
Total	$26,062	$5,280	$48	$—	$—	$31,390

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
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and recorded contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2014
Assets:
Investments
Available-for-sale	$198	$3	$—	$—	$—	$201
Held-to-maturity debt securities	—	—	—	—	79	79
Trading:
Deferred compensation plan mutual funds	64	—	—	—	—	64
Equity/Multi-asset mutual funds	239	—	—	—	—	239
Debt securities / fixed income mutual funds	11	222	—	—	—	233
Total trading	314	222	—	—	—	536
Other investments:
Consolidated sponsored investment funds private / public equity(3)	11	11	80	168	—	270
Equity method:
Fixed income mutual funds	29	—	—	—	—	29
Other	98	—	—	493	13	604
Total equity method	127	—	—	493	13	633
Deferred compensation plan equity method investments	—	—	—	21	—	21
Cost method investments	—	—	—	—	96	96
Carried interest	—	—	—	—	85	85
Total investments	650	236	80	682	273	1,921
Separate account assets	113,566	46,866	—	—	855	161,287
Separate account collateral held under securities lending agreements:
Equity securities	30,387	—	—	—	—	30,387
Debt securities	—	3,267	—	—	—	3,267
Total separate account collateral held under securities lending agreements	30,387	3,267	—	—	—	33,654
Assets of consolidated VIEs:
Bank loans and other assets	—	2,958	302	—	32	3,292
Bonds	—	29	18	—	—	47
Private / public equity	—	3	—	10	—	13
Total assets of consolidated VIEs	—	2,990	320	10	32	3,352
Total	$144,603	$53,359	$400	$692	$1,160	$200,214
Liabilities:
Borrowings of consolidated VIEs	$—	$—	$3,389	$—	$—	$3,389
Separate account collateral liabilities under securities lending agreements	30,387	3,267	—	—	—	33,654
Other liabilities(4)	—	5	39	—	—	44
Total	$30,387	$3,272	$3,428	$—	$—	$37,087

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
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

Level 3 Assets. Level 3 investments of consolidated VIEs of $196 million at December 31, 2015 and Level 3 investments of $80 million at December 31, 2014 related to direct investments in private equity companies held by private equity funds.  Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets may include bank loans, investments in CLOs, and bonds valued based on single-broker nonbinding quotes and direct private equity investments valued using the market approach or the income approach as described above.

Level 3 Liabilities. Level 3 borrowings of consolidated VIEs at December 31, 2014 include CLO borrowings valued based upon single-broker nonbinding quotes.

Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2015(1)

(in millions)	December 31, 2014	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and Other Settlements(2)(3)	Transfers into Level 3	Transfers out of Level 3	December 31, 2015	Total Net Unrealized Gains (Losses) Included in Earnings(4)
Assets:
Investments:
Available-for-sale securities(5)	$—	$—	$23	$—	$—	$—	$—	$23	$—
Trading	—	—	2	—	—	—	—	2	—
Consolidated sponsored investment funds- Private equity	80	—	—	—	(80)	—	—	—	—
Total investments	80	—	25	—	(80)	—	—	25	—
Assets of consolidated VIEs:
Private equity	—	37	79	—	80	—	—	196	37
Bank loans	302	—	—	—	(302)	—	—	—	—
Bonds	18	—	—	—	(18)	—	—	—	—
Total assets of consolidated VIEs	320	37	79	—	(240)	—	—	196	37
Total Level 3 assets	$400	$37	$104	$—	$(320)	$—	$—	$221	$37
Liabilities:
Borrowings of consolidated VIEs	$3,389	$—	$—	$—	$(3,389)	$—	$—	$—	$—
Other liabilities	39	3	—	—	12	—	—	48	—
Total liabilities	$3,428	$3	$—	$—	$(3,377)	$—	$—	$48	$—

(1)

Upon adoption of ASU 2015-07, investments measured at NAV are no longer required to be categorized within the fair value hierarchy. See Note 2, Significant Accounting Policies, for further information.

(2)	Amounts include the consolidation (deconsolidation) of VIEs due to the adoption of ASU 2015-02 effective January 1, 2015.
(3)	Other liabilities amount includes contingent liabilities and payments of contingent liabilities related to certain acquisitions.
(4)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(5)	Amounts include investments in CLOs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2014(1)

(in millions)	December 31, 2013	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and Other Settlements(2)	Transfers into Level 3(3)	Transfers out of Level 3	December 31, 2014	Total Net Unrealized Gains (Losses) Included in Earnings(4)
Assets:
Investments
Consolidated sponsored investment funds:
Hedge funds	$2	$—	$—	$(1)	$(1)	—	$—	$—	$—
Private equity	28	(8)	23	—	—	37	—	80	(8)
Assets of consolidated VIEs:					—
Bank loans	129	(9)	210	(96)	46	302	(280)	302
Bonds	35	—	—	(17)	—	—	—	18
Total assets of consolidated VIEs	164	(9)	210	(113)	46	302	(280)	320	N/A	(5)
Total assets	$194	$(17)	$233	$(114)	$45	$339	$(280)	$400	$(8)
Liabilities:
Borrowings of consolidated VIEs	$2,369	$77	$—	$—	$1,097	—	$—	$3,389	N/A	(5)
Other liabilities	42	(1)	—	—	(4)	—	—	39
Total liabilities	$2,411	$76	$—	$—	$1,093	$—	$—	$3,428

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

Assets of Consolidated VIEs. During 2014, there were $280 million of transfers out of Level 3 to Level 2 related to bank loans. In addition, in 2014, there were $302 million of transfers into Level 3 from Level 2 related to bank loans. These transfers in and out of levels were primarily due to availability/unavailability of observable market inputs, including inputs from pricing vendors and brokers.

Significant Issuances and Other Settlements. During 2015, other settlements primarily included the impact of deconsolidating previously consolidated CLOs effective January 1, 2015 as a result of adopting ASU 2015-02. See Note 2, Significant Accounting Policies, for further information on ASU 2015-02.

In 2014, issuances and other settlements included $1,582 million of borrowings due to the consolidation of CLOs and $485 million of repayments of borrowings of consolidated CLOs.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2015 and 2014, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$6,083	$6,083	$5,723	$5,723	Level 1	(1),(2)
Accounts receivable	2,237	2,237	2,120	2,120	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	148	148	278	278	Level 1	(1),(2)

Financial Liabilities:
Accounts payable and accrued liabilities	1,068	1,068	1,035	1,035	Level 1	(3)
Long-term borrowings	4,930	5,223	4,922	5,309	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At December 31, 2015 and 2014, approximately $132 million and $100 million, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. In addition, at December 31, 2015, approximately $68 million of money market funds was recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of December 2015 and 2014, respectively. See Note 12, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2015

(in millions)	Ref		Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(b	)	$230	$33	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	30 – 90 days
Private equity funds	(c	)	89	67	N/R	N/R
Real estate funds	(d	)	81	28	Quarterly (28%) N/R (72%)	60 days
Other	(e	)	44	5	Daily/Monthly (68%) N/R (32%)	3-5 days
Consolidated VIEs:
Private equity funds of funds	(a	)	145	19	N/R	N/R
Hedge fund	(b	)	58	—	Quarterly	90 days
Total			$647	$152

December 31, 2014

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Consolidated VREs:
Private equity funds of funds	(a)	$168	$22	N/R	N/R
Equity method:(1)
Hedge funds/funds of hedge funds	(b)	277	39	Daily/Monthly (29%) Quarterly (48%) N/R (23%)	1 – 90 days
Private equity funds	(c)	107	61	N/R	N/R
Real estate funds	(d)	109	1	Quarterly (19%) N/R (81%)	60 days
Deferred compensation plan investments	(e)	21	5	N/R	N/R
Consolidated VIEs:
Private equity fund of funds	(f)	10	1	N/R	N/R
Total		$692	$129

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years and seven years at December 31, 2015 and 2014, respectively. The total remaining unfunded commitments to other third-party funds were $19 million and $22 million at December 31, 2015 and 2014, respectively. The Company had contractual obligations to the consolidated funds of $31 million at both December 31, 2015 and 2014.

(b)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately one year and two years at December 31, 2015 and 2014, respectively.

(c)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years at both December 31, 2015 and 2014.

(d)

This category includes several real estate funds that invest directly in real estate and real estate related assets. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the real estate funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately six years and seven years at December 31, 2015 and 2014, respectively.

(e)

This category for 2015 primarily includes a multi-asset fund that is redeemable.  The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital.  In addition, for both 2014 and 2015, this category includes investments in several real estate funds.  The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital.  The investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.

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

Fair Value Option.

As of December 31, 2015, assets for which the fair value option was elected were not material to the consolidated financial statements.

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

During 2014 and 2013, the change in fair value of the bank loans and bonds held by the CLOs resulted in a $69 million and $153 million gain, respectively, which were offset by a $65 million and $117 million loss, respectively, from the change in fair value of the CLO borrowings.  The net gains (losses) were recorded in net gain (loss) on consolidated VIEs on the consolidated statements of income.

The change in fair value of the assets and liabilities included interest income and expense, respectively.

Effective January 1, 2015, the Company no longer consolidates CLOs due to the adoption of ASU 2015-02. See Note 2, Significant Accounting Policies, for further information.

7. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $360 million and $46 million, respectively. At December 31, 2014, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $238 million and $84 million, respectively.

The Company has entered into a derivative, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash flows under the arrangement.

The fair values of the outstanding derivatives mentioned above were not material to the consolidated statements of financial condition at December 31, 2015 and 2014.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2015 and 2014, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $169 million and $201 million, respectively. The fair value of the forward foreign currency exchange contracts at December 31, 2015 and 2014 was not material to the consolidated statement of financial condition.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) and were $11 million, $(26) million and $(15) million for 2015, 2014 and 2013, respectively.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were $(21) million for 2014. Gains (losses) were not material for 2015 and 2013.

Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were $(26) million for 2013. Gains (losses) were not material to the consolidated statements of income for 2015 and 2014.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The fair value of such derivatives at December 31, 2015 and 2014 was not material. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2015, 2014 and 2013.

See Note 12, Borrowings, for more information on the Company’s net investment hedge.

8. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2015	2014
Property and equipment:
Land	N/A	$6	$4
Building	39	17	17
Building improvements	15	15	14
Leasehold improvements	1-15	491	478
Equipment and computer software	3	374	387
Other transportation equipment	10	135	56
Furniture and fixtures	7	62	93
Construction in progress	N/A	51	5
Total		1,151	1,054
Less: accumulated depreciation and amortization		570	587
Property and equipment, net		$581	$467

N/A	– Not Applicable

Qualifying software costs of approximately $48 million, $45 million and $35 million have been capitalized within equipment and computer software during 2015, 2014 and 2013, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $115 million, $117 million and $128 million for 2015, 2014 and 2013, respectively.

9. Goodwill

Goodwill activity during 2015 and 2014 was as follows:

(in millions)	2015	2014
Beginning of year balance	$12,961	$12,980
Acquisitions(1)	181	—
Goodwill adjustments related to Quellos and other(2)	(19)	(19)
End of year balance	$13,123	$12,961

(1)

In 2015, amount represents $113 million of goodwill from the Company’s acquisition of FutureAdvisor, which expanded the Company’s digital wealth management capabilities, $49 million of goodwill from the Company’s acquisition of Infraestructura Institucional, which expanded the Company’s infrastructure capabilities in Mexico, and $19 million of goodwill from the Company’s acquisition of certain assets related to BKCA.  The total consideration paid for these acquisitions was approximately $300 million, including $27 million of contingent consideration at fair value at time of close.

(2)

The decrease in goodwill during both 2015 and 2014 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $231 million and $263 million at December 31, 2015 and 2014, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2015, 2014 and 2013 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2015, the Company’s common stock closed at a market price of $340.52, which exceeded its book value of approximately $172.12 per share.

10. Intangible Assets

Intangible assets at December 31, 2015 and 2014 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2015
Indefinite-lived intangible assets:
Management contracts	N/A	$15,699	$—	$15,699
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,108	—	17,108
Finite-lived intangible assets:
Management contracts	3.7	1,003	741	262
Intellectual property	2.6	6	4	2
Total finite-lived intangible assets	3.7	1,009	745	264
Total intangible assets		$18,117	$745	$17,372
At December 31, 2014
Indefinite-lived intangible assets:
Management contracts	N/A	$15,579	$—	$15,579
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		16,988	—	16,988
Finite-lived intangible assets:
Management contracts	3.8	1,390	1,036	354
Intellectual property	3.6	6	4	2
Total finite-lived intangible assets	3.8	1,396	1,040	356
Total intangible assets		$18,384	$1,040	$17,344

N/A	— Not Applicable

The impairment tests performed for intangible assets as of July 31, 2015, 2014 and 2013 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2016	$97
2017	80
2018	30
2019	28
2020	14

Indefinite-Lived Acquired Management Contracts

In March 2015, in connection with the BKCA acquisition, the Company acquired $120 million of indefinite-lived management contracts.

Finite-Lived Acquired Management Contracts

In October 2015, in connection with the Infraestructura Institucional acquisition, the Company acquired $36 million of finite-lived management contracts with a weighted-average estimated useful life of approximately six years.

11. Other Assets

At March 31, 2013, BlackRock held an approximately one-third economic equity interest in Private National Mortgage Acceptance Company, LLC (“PNMAC”), which is accounted for as an equity method investment and is included in other assets on the consolidated statements of financial condition. On May 8, 2013, PennyMac became the sole managing member of PNMAC in connection with an initial public offering of PennyMac (the “PennyMac IPO”). As a result of the 2013 PennyMac IPO, BlackRock recorded a noncash, nonoperating pre-tax gain of $39 million related to the carrying value of its equity method investment.

Subsequent to the PennyMac IPO, in 2013 the Company contributed 6.1 million units of its PennyMac investment to a new donor advised fund (the “Charitable Contribution”). The fair value of the Charitable Contribution was $124 million and is included in general and administration expense on the consolidated statements of income for 2013. In connection with the Charitable Contribution, the Company also recorded a noncash, nonoperating pre-tax gain of $80 million related to the contributed investment and a tax benefit of approximately $48 million.

The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $222 million and $239 million, respectively, at December 31, 2015 and approximately $167 million and $269 million, respectively, at December 31, 2014. The fair value of the Company’s interest reflected the PennyMac stock price at December 31, 2015 and 2014, respectively (a Level 1 input).

12. Borrowings

Short-Term Borrowings

2015 Revolving Credit Facility. In March 2011, the Company entered into a five-year $3.5 billion unsecured revolving credit facility, which was amended in 2014, 2013 and 2012. In April 2015, the Company’s credit facility was further amended to extend the maturity date to March 2020 and to increase the amount of the aggregate commitment to $4.0 billion (the “2015 credit facility”). The 2015 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2015 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2015 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2015. The 2015 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2015, the Company had no amount outstanding under the 2015 credit facility.

Commercial Paper Program. On October 14, 2009, BlackRock established a commercial paper program (the “CP Program”) under which the Company could issue unsecured commercial paper notes (the “CP Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion as amended in April 2015. The CP Program is currently supported by the 2015 credit facility. At December 31, 2015, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at December 31, 2015 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017	$700	$(1)	$699	$757
5.00% Notes due 2019	1,000	(3)	997	1,106
4.25% Notes due 2021	750	(5)	745	828
3.375% Notes due 2022	750	(6)	744	773
3.50% Notes due 2024	1,000	(8)	992	1,030
1.25% Notes due 2025	760	(7)	753	729
Total Long-term Borrowings	$4,960	$(30)	$4,930	$5,223

Long-term borrowings at December 31, 2014 had a carrying value of $4.922 billion and a fair value of $5.309 billion determined using market prices at the end of December 2014.

2025 Notes.    In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $10 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2025 Notes.

Upon conversion to U.S. dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A gain of $19 million, net of tax, was recognized in other comprehensive income for 2015. No hedge ineffectiveness was recognized during 2015.

2024 Notes. In March 2014, the Company issued $1.0 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes were used to refinance certain indebtedness which matured in the fourth quarter of 2014. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.  The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2024 Notes.

2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes, which were repaid in June 2015 at maturity, and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”).   Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2022 Notes of approximately $25 million per year, respectively, is payable semi-annually on June 1 and December 1 of each year, which commenced December 1, 2012. The 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2022 Notes.

2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 4.25% notes maturing in May 2021 and $750 million of floating rate notes (“2013 Floating Rate Notes”), which were repaid in May 2013 at maturity. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the

Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2021 Notes.

2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, which were repaid in December 2012, $1.0 billion of 3.50% notes, which were repaid in December 2014 at maturity, and $1.0 billion of 5.0% notes maturing in December 2019 (the “2019 Notes”). Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the acquisition of Barclays Global Investors (“BGI”) from Barclays on December 1, 2009 (the “BGI Transaction”), and for general corporate purposes. Interest on the 2019 Notes of approximately $50 million per year is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2019 Notes.

2017 Notes. In September 2007, the Company issued $700 million in aggregate principal amount of 6.25% senior unsecured and unsubordinated notes maturing on September 15, 2017 (the “2017 Notes”). A portion of the net proceeds of the 2017 Notes was used to fund the initial cash payment for the acquisition of the fund-of-funds business of Quellos and the remainder was used for general corporate purposes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, or approximately $44 million per year. The 2017 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2017 Notes.

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office spaces under agreements that expire through 2035. Future minimum commitments under these operating leases are as follows:

(in millions)
Year	Amount
2016	$134
2017	133
2018	131
2019	125
2020	120
Thereafter	560
Total	$1,203

Rent expense and certain office equipment expense under lease agreements amounted to $136 million, $132 million and $137 million in 2015, 2014 and 2013, respectively.

Investment Commitments. At December 31, 2015, the Company had $179 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs.  These funds include private equity funds, real estate funds, infrastructure funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $179 million, the Company had approximately $38 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments. The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the acquired businesses achieving specified performance targets over a certain period subsequent to the applicable acquisition date.  The fair value of the remaining aggregate contingent payments at December 31, 2015 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and the BlackRock Granite Property Fund, Inc. (“Granite Fund”), along with certain other Granite Fund-related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen separate lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. The Company believes the claims in the lawsuits are without merit and intends to vigorously defend the actions.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2015, the Company indemnified certain of its clients for their securities lending loan balances of approximately $169.3 billion. The Company held as agent, cash and securities totaling $179.6 billion as collateral for indemnified securities on loan at December 31, 2015. The fair value of these indemnifications was not material at December 31, 2015.

14. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

	Year ended December 31,
(in millions)	2015	2014	2013
Stock-based compensation:
Restricted stock and RSUs	$484	$421	$415
Long-term incentive plans to be funded by PNC	30	32	33
Total stock-based compensation	$514	$453	$448

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 34,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 7,621,046 shares remain available for future awards at December 31, 2015. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2015 is summarized below.

Outstanding at	Restricted Stock and Units	Weighted Average Grant-Date Fair Value
December 31, 2014	3,401,909	$257.01
Granted	1,377,263	$343.49
Converted	(1,639,078)	$231.26
Forfeited	(72,357)	$306.41
December 31, 2015(1)	3,067,737	$308.42

(1)	At December 31, 2015, approximately 2.8 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2015, 2014 and 2013 was $473 million, $472 million and $390 million, respectively. The total fair market value of RSUs/restricted stock converted to common stock during 2015, 2014 and 2013 was $379 million, $534 million and $528 million, respectively.

At December 31, 2015, the intrinsic value of outstanding RSUs was $1.0 billion, reflecting a closing stock price of $340.52 at December 31, 2015.

RSUs/restricted stock granted under the Award Plan primarily related to the following:

	Year ended December 31,
	2015	2014	2013
Awards granted as part of annual incentive compensation that vest ratably over three years from the date of grant	952,329	1,022,295	1,172,381
Awards granted that cliff vest 100% on:
January 31, 2016	—	—	370,812
January 31, 2017	—	287,963	—
January 31, 2018	303,999	—	—
	1,256,328	1,310,258	1,543,193

In addition the Company also granted RSUs of 120,935, 166,018 and 117,339 during 2015, 2014 and 2013, respectively.

At December 31, 2015, there was $305 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.9 years.

In January 2016, the Company granted under the Award Plan

•	1,030,964 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	303,587 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2019.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible vesting dates for each tranche are January 31 (or, if such date is not a business day, the next following business day) of the year in which the fourth, fifth or sixth anniversaries of the grant-date occurs. Certain awards are forfeited if the employee leaves BlackRock before the vesting date. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. During 2015 there were no market performance-based awards granted.  In 2014 and 2013, the Company granted 315,961 and 556,581 market performance-based RSUs, respectively.  The 2013 grant will be funded primarily by shares currently held by PNC (see Long-Term Incentive Plans Funded by PNC below).

Market performance-based RSU activity for 2015 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted Average Grant-Date Fair Value
December 31, 2014	1,425,319	$137.31
Forfeited	(47,142)	$144.27
December 31, 2015(1)	1,378,177	$137.07

(1)	At December 31, 2015, approximately 1.3 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

At December 31, 2015, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $47 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.9 years.

At December 31, 2015, the intrinsic value of outstanding market performance-based awards was $469 million reflecting a closing stock price of $340.52.

The grant-date fair value of the awards was $62 million in 2014 and $71 million in 2013. The fair value was calculated using a Monte Carlo simulation with the following assumptions:

Grant Year	Risk-Free Interest Rate	Performance Period	Expected Stock Volatility	Expected Dividend Yield
2013	1.05%	6	25.85%	2.89%
2014	2.05%	6	27.40%	2.42%

The Company’s expected stock volatility assumption was based upon an average of the historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant-date. The dividend yield assumption was derived using estimated dividends over the expected term and the stock price at the date of grant. The risk-free interest rate is based on the U.S. Treasury yield at date of grant.

Performance-Based RSUs.  Pursuant to the Award Plan, performance-based RSUs may be granted to certain employees. Each performance-based award consists of a “base” number of RSUs granted to the employee. The number of shares that an employee ultimately receives at vesting will be equal to the base number of performance-based RSUs granted, multiplied by a predetermined percentage determined in accordance with the level of attainment of Company performance measures during the performance period and could be higher or lower than the original RSU grant. The awards are generally forfeited if the employee leaves the Company before the vesting date. Performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award.

In January 2015, the Company granted 262,847 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2018. These awards are amortized over a service period of three years.  The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Performance-based RSU activity for 2015 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted Average Grant-Date Fair Value
December 31, 2014	—	$—
Granted	262,847	$343.86
Forfeited	(6,979)	$343.86
December 31, 2015	255,868	$343.86

At December 31, 2015, total unrecognized stock-based compensation expense related to unvested performance-based awards was $59 million.  The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs expected to vest was $90 million.

At December 31, 2015, the intrinsic value of outstanding performance-based RSUs was $87 million reflecting a closing stock price of $340.52.

In January 2016, the Company granted 375,242 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2019. These awards are amortized over a service period of three years.  The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of December 31, 2015, 2.7 million shares had been surrendered by PNC.

At December 31, 2015, the remaining shares committed by PNC of 1.3 million were available to fund certain future long-term incentive awards.

In January 2016, 548,277 shares were surrendered by PNC.

Stock Options. Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted have a ten-year life, vested ratably over periods ranging from two to five years and became exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant, which vested on September 29, 2011. Stock option activity for 2015 is summarized below.

Outstanding and Exercisable at	Shares under option	Weighted average exercise price
December 31, 2014	906,719	$167.76
Exercised	(752,625)	$167.76
December 31, 2015	154,094	$167.76

The aggregate intrinsic value of options exercised during 2015, 2014 and 2013 was $128 million, $4 million and $19 million, respectively.

The aggregate intrinsic value of exercisable shares was $27 million at December 31, 2015, reflecting a closing stock price of $340.52.  The weighted average remaining life of the options outstanding at December 31, 2015 was approximately one year.

As of December 31, 2015, the Company had no remaining unrecognized stock-based compensation expense related to stock options.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. The Company does not record compensation expense related to employees purchasing shares under the ESPP.

15. Employee Benefit Plans

Deferred Compensation Plans

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows eligible employees in the United States to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally, elect to receive distributions in the form of a lump sum or in up to 10 annual installments. The Company may fund the obligation through the rabbi trust on behalf of the plan’s participants.

The rabbi trust established for the VDCP, with assets totaling $65 million at both December 31, 2015 and 2014, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading investments. The corresponding liability balance of $88 million and $78 million at December 31, 2015 and 2014, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $178 million and $126 million at December 31, 2015 and 2014, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2016, the Company granted approximately $151 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s U.S. employees participate in a defined contribution plan (“U.S. Plan”). Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code (“IRC”) limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. In 2015, 2014 and 2013, the Company’s contribution expense related to the U.S. Plan was $72 million, $67 million and $63 million, respectively.

Certain U.K. wholly owned subsidiaries of the Company contribute to a defined contribution plan for their employees (“U.K. Plan”).  The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to this plan was $33 million in both 2015 and 2014, and $29 million in 2013.

In addition, the contribution expense related to defined contribution plans in other regions was $18 million in 2015 and 2014, and 2013.

Defined Benefit Plans. The Company has several defined benefit pension plans primarily in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At December 31, 2015 and 2014, the plan assets for both these plans were approximately $22 million and $21 million, respectively. The underfunded obligations at December 31, 2015 and 2014 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

16. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2015, PNC owned approximately 21.1% of the Company’s voting common stock and held approximately 22.2% of the total capital stock.

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

Revenue from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

	Year ended December 31,
(in millions)	2015	2014	2013
Investment advisory, administration fees and securities lending revenue:
PNC and affiliates	$4	$5	$5
Registered investment companies/equity method investees	6,871	6,733	5,986
Total investment advisory, administration fees, and securities lending revenue	6,875	6,738	5,991
Investment advisory performance fees	129	173	185
BlackRock Solutions and advisory:
PNC and affiliates	7	7	7
Equity method investees	—	6	11
Other	—	—	5
Total BlackRock Solutions and advisory	7	13	23
Other revenue:
PNC and affiliates	3	3	3
Equity method investees	70	67	58
Total other revenue	73	70	61
Total revenue from related parties	$7,084	$6,994	$6,260

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to PNC and its affiliates for fees based on AUM. Further, the Company provides risk management services to PNC. The Company records its investment advisory and administration fees net of retrocessions.

 Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

	Year ended December 31,
(in millions)	2015	2014	2013
Expenses with related parties:
Distribution and servicing costs
PNC and affiliates	$2	$2	$2
Total distribution and servicing costs	2	2	2
General and administration expenses
Other registered investment companies	60	55	50
Other	18	5	—
Total general and administration expenses	78	60	50
Total expenses with related parties	$80	$62	$52

Certain Agreements and Arrangements with PNC

PNC. On February 27, 2009, BlackRock entered into an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $73 million and $89 million at December 31, 2015 and 2014, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2015 and 2014 included $705 million and $747 million, respectively, related to receivables from BlackRock mutual funds, including iShares, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $18 million and $12 million at December 31, 2015 and 2014, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2015 and 2014, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015(1)
Total capital (to risk weighted assets)	$1,593	88.6%	$144	8.0%	$180	10.0%
Common Equity Tier 1 capital (no risk weighted assets)(1)	$1,593	88.6%	$81	4.5%	$117	6.5%
Tier 1 capital (to risk weighted assets)	$1,593	88.6%	$108	6.0%	$144	8.0%
Tier 1 capital (to average assets)	$1,593	66.7%	$96	4.0%	$119	5.0%
December 31, 2014
Total capital (to risk weighted assets)	$775	142.0%	$44	8.0%	$56	10.0%
Tier 1 capital (to risk weighted assets)	$775	142.0%	$22	4.0%	$33	6.0%
Tier 1 capital (to average assets)	$775	72.1%	$43	4.0%	$54	5.0%

(1)	Ratios and amounts as of December 31, 2015 reflect the adoption of revised capital rules effective January 1, 2015.

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At both December 31, 2015 and 2014, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) (“AOCI”) by component for 2015, 2014 and 2013:

(in millions)	Unrealized Gains (Losses) on Available-for-sale Investments(1),(2)	Benefit Plans	Foreign Currency Translation Adjustments(3)	Total
December 31, 2012	$16	$(4)	$(71)	$(59)
Other comprehensive income (loss) before reclassifications	4	10	23	37
Amount reclassified from AOCI(4)	(13)	—	—	(13)
Net other comprehensive income (loss) for 2013	(9)	10	23	24
December 31, 2013	$7	$6	$(48)	$(35)
Other comprehensive income (loss) before reclassifications	3	(2)	(231)	(230)
Amount reclassified from AOCI(4)	(8)	—	—	(8)
Net other comprehensive income (loss) for 2014	(5)	(2)	(231)	(238)
December 31, 2014	$2	$4	$(279)	$(273)
Other comprehensive income (loss) before reclassifications	(1)	1	(173)	(173)
Amount reclassified from AOCI(4)	(2)	—	—	(2)
Net other comprehensive income (loss) for 2015	(3)	1	(173)	(175)
December 31, 2015	$(1)	$5	$(452)	$(448)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for 2015, 2014 and 2013.
(3)	Amount for 2015 includes gains from a net investment hedge of $19 million, net of tax of $11 million.
(4)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the consolidated statements of income.

19. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2015	December 31, 2014
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	20,000,000	20,000,000
Series B Preferred	150,000,000	150,000,000
Series C Preferred	6,000,000	6,000,000
Series D Preferred	20,000,000	20,000,000

January 2013 PNC Capital Contribution. In January 2013, PNC surrendered to BlackRock 205,350 shares of BlackRock Series C Preferred to fund certain LTIP awards in accordance with the share surrender agreement between PNC and BlackRock.

Cash Dividends for Common and Preferred Shares / RSUs. During 2015, 2014 and 2013, the Company paid cash dividends of $8.72 per share (or $1,476 million), $7.72 per share (or $1,338 million)and $6.72 per share (or $1,168 million), respectively.

Share Repurchases. The Company repurchased 3.1 million common shares in open market-transactions under its share repurchase program for $1.1 billion during 2015. At December 31, 2015, there were 6.3 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2012	171,252,185	(2,376,881)	823,188	1,517,237	168,875,304	823,188	1,517,237
Shares repurchased	—	(3,689,845)	—	—	(3,689,845)	—	—
Net issuance of common shares related to employee stock transactions	—	1,404,229	—	—	1,404,229	—	—
PNC LTIP capital contribution	—	—	—	(205,350)	—	—	(205,350)
December 31, 2013	171,252,185	(4,662,497)	823,188	1,311,887	166,589,688	823,188	1,311,887
Shares repurchased	—	(3,175,088)	—	—	(3,175,088)	—	—
Net issuance of common shares related to employee stock transactions	—	1,372,188	—	—	1,372,188	—	—
December 31, 2014	171,252,185	(6,465,397)	823,188	1,311,887	164,786,788	823,188	1,311,887
Shares repurchased	—	(3,080,689)	—	—	(3,080,689)	—	—
Net issuance of common shares related to employee stock transactions	—	1,754,965	—	—	1,754,965	—	—
December 31, 2015	171,252,185	(7,791,121)	823,188	1,311,887	163,461,064	823,188	1,311,887

20. Income Taxes

The components of income tax expense for 2015, 2014 and 2013, are as follows:

(in millions)	2015	2014	2013
Current income tax expense:
Federal	$937	$923	$869
State and local	74	54	39
Foreign	395	258	307
Total net current income tax expense	1,406	1,235	1,215
Deferred income tax expense (benefit):
Federal	(13)	(73)	(68)
State and local	(19)	(9)	13
Foreign	(124)	(22)	(138)
Total net deferred income tax expense (benefit)	(156)	(104)	(193)
Total income tax expense	$1,250	$1,131	$1,022

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to noncontrolling interests:

(in millions)	2015	2014	2013
Domestic	$2,840	$2,946	$2,814
Foreign	1,755	1,479	1,140
Total	$4,595	$4,425	$3,954

The foreign income before taxes includes countries that have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Channel Islands, Canada and the Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

(in millions)	2015	%	2014	%	2013	%
Statutory income tax expense	$1,608	35%	$1,549	35%	$1,383	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	42	1	51	1	39	1
Impact of foreign, state, and local tax rate changes on deferred taxes	(45)	(1)	(4)	—	(69)	(2)
Effect of foreign tax rates	(385)	(8)	(434)	(10)	(329)	(8)
Other	30	—	(31)	—	(2)	—
Income tax expense	$1,250	27%	$1,131	26%	$1,022	26%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below

	December 31,
(in millions)	2015	2014
Deferred income tax assets:
Compensation and benefits	$372	$323
Unrealized investment losses	114	157
Loss carryforwards	98	47
Foreign tax credit carryforwards	83	40
Other	235	253
Gross deferred tax assets	902	820
Less: deferred tax valuation allowances	(20)	(29)
Deferred tax assets net of valuation allowances	882	791
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,588	5,616
Acquired finite-lived intangibles	45	65
Other	80	89
Gross deferred tax liabilities	5,713	5,770
Net deferred tax (liabilities)	$(4,831)	$(4,979)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2015, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $20 million and $4,851 million, respectively. At December 31, 2014, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $10 million and $4,989 million, respectively.

During 2015, tax legislation enacted in the United Kingdom and domestic state and local tax changes resulted in a $54 million net noncash benefit related to the revaluation of certain deferred income tax liabilities. During 2014, state and local tax changes resulted in a $4 million net noncash benefit related to the revaluation of certain deferred income tax liabilities.

 At December 31, 2015 and 2014, the Company had available state net operating loss carryforwards of $1.5 billion and $1.2 billion, respectively, which will begin to expire in 2017. At December 31, 2015 and 2014, the Company had foreign net operating loss carryforwards of $135 million and $137 million, respectively, of which $6 million will begin to expire in 2017 and the balance will carry forward indefinitely. At December 31, 2015, the Company had foreign tax credit carryforwards for income tax purposes of $83 million which will begin to expire in 2023.

At December 31, 2015 and 2014, the Company had $20 million and $29 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year-over-year decrease in the valuation allowance primarily related to the realization of tax loss carryforwards and certain foreign deferred income tax assets.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2015, the Company had current income taxes receivable and payable of $166 million and $79 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2014, the Company had current income taxes receivable and payable of $117 million and $125 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $4,734 million and $3,871 million at December 31, 2015 and 2014, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

	Year ended December 31,
(in millions)	2015	2014	2013
Balance at January 1	$379	$467	$404
Additions for tax positions of prior years	39	21	11
Reductions for tax positions of prior years	(25)	(24)	(5)
Additions based on tax positions related to current year	75	85	67
Lapse of statute of limitations	(2)	(2)	—
Settlements	—	(168)	(12)
Positions assumed in acquisitions	—	—	2
Balance at December 31	$466	$379	$467

Included in the balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013, respectively, are $320 million, $283 million and $304 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $12 million during 2015 and in total, as of December 31, 2015, had recognized a liability for interest and penalties of $56 million. The Company accrued interest and penalties of $(25) million during 2014 and in total, as of December 31, 2014, had recognized a liability for interest and penalties of $44 million. The Company accrued interest and penalties of $(1) million during 2013 and in total, as of December 31, 2013, had recognized a liability for interest and penalties of $68 million.

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

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State and New York City for tax years 2009 through 2011, and New Jersey for tax years 2007 through 2009. No state and local income tax audits cover years earlier than 2007.  No state and local income tax audits are expected to result in an assessment material to BlackRock’s consolidated financial statements.

Her Majesty’s Revenue and Customs’ (“HMRC”) United Kingdom income tax audit for various U.K. BlackRock subsidiaries is in progress for tax years 2009 and forward. While the impact on the consolidated financial statements is undetermined, it is not expected to be material.

At December 31, 2015, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $13 million to $33 million within the next twelve months.

21. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2015, 2014 and 2013 under the treasury stock method:

(in millions, except shares and per share data)	2015	2014	2013
Net income attributable to BlackRock	$3,345	$3,294	$2,932
Basic weighted-average shares outstanding	166,390,009	168,225,154	170,185,870
Dilutive effect of nonparticipating RSUs and stock options	2,648,562	2,887,107	3,643,032
Total diluted weighted-average shares outstanding	169,038,571	171,112,261	173,828,902
Basic earnings per share	$20.10	$19.58	$17.23
Diluted earnings per share	$19.79	$19.25	$16.87

There were no anti-dilutive RSUs for 2015 and 2013. Amounts of anti-dilutive RSUs for 2014 were immaterial. In addition, there were no anti-dilutive stock options for 2015, 2014 and 2013.

22. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business.  The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, BlackRock Solutions and advisory revenue, distribution fees and other revenue for 2015, 2014 and 2013.

(in millions)	2015	2014	2013
Equity	$5,345	$5,337	$4,816
Fixed income	2,428	2,171	1,996
Multi-asset	1,287	1,236	1,063
Alternatives	1,082	1,103	1,104
Cash management	319	292	321
Total investment advisory, administration fees, securities lending revenue and performance fees	10,461	10,139	9,300
BlackRock Solutions and advisory	646	635	577
Distribution fees	55	70	73
Other revenue	239	237	230
Total revenue	$11,401	$11,081	$10,180

The following table illustrates total revenue for 2015, 2014 and 2013 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)
Revenue	2015	2014	2013
Americas	$7,502	$7,286	$6,829
Europe	3,356	3,246	2,832
Asia-Pacific	543	549	519
Total revenue	$11,401	$11,081	$10,180

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2015, 2014 and 2013 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2015	2014	2013
Americas	$13,422	$13,151	$13,204
Europe	186	194	214
Asia-Pacific	96	83	87
Total long-lived assets	$13,704	$13,428	$13,505

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

23. Selected Quarterly Financial Data (unaudited)

(in millions, except shares and per share data)
2015	1st Quarter(1)	2nd Quarter(3)	3rd Quarter(4)	4th Quarter(2) (5)
Revenue	$2,723	$2,905	$2,910	$2,863
Operating income	$1,067	$1,238	$1,222	$1,137
Net income(6)	$825	$826	$832	$869
Net income attributable to BlackRock	$822	$819	$843	$861
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.92	$4.92	$5.08	$5.19
Diluted	$4.84	$4.84	$5.00	$5.11
Weighted-average common shares outstanding:
Basic	167,089,037	166,616,558	166,045,291	165,826,808
Diluted	169,723,167	169,114,759	168,665,303	168,632,558
Dividend declared per share	$2.18	$2.18	$2.18	$2.18
Common stock price per share:
High	$380.33	$377.85	$354.54	$363.72
Low	$340.51	$344.54	$293.52	$295.92
Close	$365.84	$345.98	$297.47	$340.52

2014
Revenue	$2,670	$2,778	$2,849	$2,784
Operating income	$1,051	$1,122	$1,157	$1,144
Net income	$744	$841	$873	$806
Net income attributable to BlackRock	$756	$808	$917	$813
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.47	$4.79	$5.46	$4.86
Diluted	$4.40	$4.72	$5.37	$4.77
Weighted-average common shares outstanding:
Basic	169,081,421	168,712,221	167,933,040	167,197,844
Diluted	171,933,803	171,150,153	170,778,766	170,367,445
Dividend declared per share	$1.93	$1.93	$1.93	$1.93
Common stock price per share:
High	$323.89	$319.85	$336.47	$364.40
Low	$286.39	$293.71	$301.10	$303.91
Close	$314.48	$319.60	$328.32	$357.56

(1)

The first quarter of 2015 included nonrecurring tax benefits of $69 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

(2)

The fourth quarter of 2015 included a $64 million noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom.

(3)

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

(4)

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

(5)	The fourth quarter of 2014 benefited from $39 million of nonrecurring tax items.
(6)

During the second quarter of 2015, the Company adopted new accounting guidance on consolidations effective January 1, 2015 using the modified retrospective method.   Upon adoption, the Company recorded a change to total nonoperating income (expense) with an equal and offsetting change to noncontrolling interests for the three months ended March 31, 2015.  There was no impact to net income attributable to BlackRock, Inc. or to BlackRock’s earnings per share.

24. Subsequent Events

In November 2015, the Company announced that it had entered an agreement to assume investment management responsibilities of approximately $87 billion of cash assets under management from BofA® Global Capital Management, Bank of America’s asset management business. The transaction is expected to close in the first half of 2016, subject to customary regulatory approvals and closing conditions.  This transaction is not expected to be material to the Company’s consolidated financial condition or results of operations.

On January 14, 2016, the Board of Directors approved BlackRock’s quarterly dividend of $2.29 to be paid on March 23, 2016 to stockholders of record on March 7, 2016.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 6.25% Notes due 2017.
4.4(9)	Form of 5.00% Notes due 2019.
4.5(10)	Form of 4.25% Notes due 2021.
4.6(11)	Form of 3.375% Notes due 2022.
4.7(12)	Form of 3.500% Notes due 2024.
4.8(13)	Form of 1.250% Notes due 2025.
4.9(13)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
10.1	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(14)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.3(15)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(16)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.5(16)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.9	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.10(17)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.11(18)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.12(19)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.13(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.14(20)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.15(21)

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

10.16(22)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.17(23)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(24)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(25)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(26)†	Second Amended and Restated Global Distribution Agreement, dated as of November 15, 2010, among BlackRock and Merrill Lynch & Co., Inc.
10.21(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.

10.22(27)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.23(28)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(29)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.25(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.26(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.27(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.28(30)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2012.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(14)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(16)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(17)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(20)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(28)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(30)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

+	Denotes compensatory plans or arrangements.

†	Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.