Form 10-Q
period 2016-03-31
BlackRock Inc.
filed 2016-05-10
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 163,366,741 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except shares and per share data)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$4,981	$6,083
Accounts receivable	2,526	2,237
Investments	1,504	1,578
Assets of consolidated variable interest entities:
Cash and cash equivalents	103	148
Investments	1,256	1,030
Other assets	85	67
Separate account assets	150,165	150,851
Separate account collateral held under securities lending agreements	30,389	31,336
Property and equipment (net of accumulated depreciation of $592 and $570 at March 31, 2016 and December 31, 2015, respectively)	581	581
Intangible assets (net of accumulated amortization of $769 and $745 at March 31, 2016 and December 31, 2015, respectively)	17,347	17,372
Goodwill	13,119	13,123
Other assets	902	855
Total assets	$222,958	$225,261
Liabilities
Accrued compensation and benefits	$672	$1,971
Accounts payable and accrued liabilities	1,385	1,068
Liabilities of consolidated variable interest entities	187	177
Borrowings	4,968	4,930
Separate account liabilities	150,165	150,851
Separate account collateral liabilities under securities lending agreements	30,389	31,336
Deferred income tax liabilities	4,937	4,851
Other liabilities	1,269	1,033
Total liabilities	193,972	196,217
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	517	464
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at March 31, 2016 and December 31, 2015;
Shares issued: 171,252,185 at March 31, 2016 and December 31, 2015;
Shares outstanding: 163,587,221 and 163,461,064 at March 31, 2016 and December 31, 2015, respectively
Preferred stock (Note 15)	—	—
Additional paid-in capital	19,027	19,405
Retained earnings	12,271	12,033
Accumulated other comprehensive loss	(474)	(448)
Treasury stock, common, at cost (7,664,964 and 7,791,121 shares held at March 31, 2016 and December 31, 2015, respectively)	(2,432)	(2,489)
Total BlackRock, Inc. stockholders’ equity	28,394	28,503
Nonredeemable noncontrolling interests	75	77
Total permanent equity	28,469	28,580
Total liabilities, temporary equity and permanent equity	$222,958	$225,261

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended March 31,
	2016	2015
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,617	$1,681
Other third parties	742	709
Total investment advisory, administration fees and securities lending revenue	2,359	2,390
Investment advisory performance fees	34	108
BlackRock Solutions and advisory	171	147
Distribution fees	11	17
Other revenue	49	61
Total revenue	2,624	2,723
Expense
Employee compensation and benefits	947	981
Distribution and servicing costs	97	99
Amortization of deferred sales commissions	10	13
Direct fund expense	188	189
General and administration	318	339
Restructuring charge	76	—
Amortization of intangible assets	25	35
Total expense	1,661	1,656
Operating income	963	1,067
Nonoperating income (expense)
Net gain (loss) on investments	(2)	63
Interest and dividend income	5	4
Interest expense	(51)	(51)
Total nonoperating income (expense)	(48)	16
Income before income taxes	915	1,083
Income tax expense	268	258
Net income	647	825
Less:
Net income (loss) attributable to noncontrolling interests	(10)	3
Net income attributable to BlackRock, Inc.	$657	$822
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.97	$4.92
Diluted	$3.92	$4.84
Cash dividends declared and paid per share	$2.29	$2.18
Weighted-average common shares outstanding:
Basic	165,388,130	167,089,037
Diluted	167,398,938	169,723,167

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended March 31,
	2016	2015
Net income	$647	$825
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses)(1)	(2)	—
Less: reclassification adjustment included in net income(1)	(1)	—
Net change from available-for-sale investments	(1)	—
Benefit plans, net	1	(1)
Foreign currency translation adjustments(2)	(26)	(165)
Other comprehensive income (loss)	(26)	(166)
Comprehensive income	621	659
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	3
Comprehensive income attributable to BlackRock, Inc.	$631	$656

(1)	The tax benefit (expense) was not material for the three months ended March 31, 2016.
(2)	Amount for the three months ended March 31, 2016 includes losses from a net investment hedge of $23 million, net of tax of $14 million.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2015	$19,407	$12,033	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	657	—	—	657	—	657	(10)
Dividends paid	—	(419)	—	—	(419)	—	(419)	—
Stock-based compensation	172	—	—	—	172	—	172	—
PNC preferred stock capital contribution	172	—	—	—	172	—	172	—
Retirement of preferred stock	(172)	—	—	—	(172)	—	(172)	—
Issuance of common shares related to employee stock transactions	(616)	—	—	619	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(262)	(262)	—	(262)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Net tax benefit (shortfall) from stock-based compensation	66	—	—	—	66	—	66	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(2)	(2)	363
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—		—	(300)
Other comprehensive income (loss)	—	—	(26)	—	(26)	—	(26)	—
March 31, 2016	$19,029	$12,271	$(474)	$(2,432)	$28,394	$75	$28,469	$517

(1)	Amounts include $2 million of common stock at both March 31, 2016 and December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	—	822	—	—	—	822	(1)	821	4
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	—	—	19	—	—	19	(8)	11	194
Dividends paid	—	(389)	—	—	—	(389)	—	(389)	—
Stock-based compensation	143	—	—	—	—	143	—	143	—
Issuance of common shares related to employee stock transactions	(458)	—	—	—	465	7	—	7	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(223)	(223)	—	(223)	—
Shares repurchased	—	—	—	—	(275)	(275)	—	(275)	—
Net tax benefit (shortfall) from stock-based compensation	55	—	—	—	—	55	—	55	—
Subscriptions (redemptions/ distributions)- noncontrolling interest holders	—	—	—	—	—	—	(14)	(14)	123
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	18
Other comprehensive income (loss)	—	—	—	(166)	—	(166)	—	(166)	—
March 31, 2015	$19,128	$10,597	$—	$(439)	$(1,927)	$27,359	$96	$27,455	$374

(1)	Amounts include $2 million of common stock at both March 31, 2015 and December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

 BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$647	$825
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	56	63
Amortization of deferred sales commissions	10	13
Stock-based compensation	172	143
Deferred income tax expense (benefit)	98	87
Other gains	—	(40)
Net (gains) losses on nontrading investments	3	19
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(46)	15
Net (gains) losses within consolidated VIEs	(2)	(4)
Net (purchases) proceeds within consolidated VIEs	(373)	17
(Earnings) losses from equity method investees	(3)	(33)
Distributions of earnings from equity method investees	10	9
Changes in operating assets and liabilities:
Accounts receivable	(270)	(750)
Investments, trading	(85)	(334)
Other assets	(58)	(97)
Accrued compensation and benefits	(1,296)	(1,188)
Accounts payable and accrued liabilities	326	654
Other liabilities	246	92
Cash flows from operating activities	(565)	(509)
Cash flows from investing activities
Purchases of investments	(55)	(91)
Proceeds from sales and maturities of investments	133	143
Distributions of capital from equity method investees	6	9
Net consolidations (deconsolidations) of sponsored investment funds	(8)	(3)
Acquisitions, net of cash acquired	—	(88)
Purchases of property and equipment	(30)	(98)
Cash flows from investing activities	46	(128)
Cash flows from financing activities
Cash dividends paid	(419)	(389)
Repurchases of common stock	(562)	(498)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	361	109
Excess tax benefit from stock-based compensation	70	55
Other financing activities	3	7
Cash flows from financing activities	(547)	(716)
Effect of exchange rate changes on cash and cash equivalents	(36)	(93)
Net increase (decrease) in cash and cash equivalents	(1,102)	(1,446)
Cash and cash equivalents, beginning of period	6,083	5,723
Cash and cash equivalents, end of period	$4,981	$4,277
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$40	$40
Income taxes (net of refunds)	$107	$133
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$616	$458
PNC preferred stock capital contribution	$172	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(300)	$204
Increase (decrease) in borrowings due to consolidation/deconsolidation of VIEs	$—	$(3,389)

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

At March 31, 2016, The PNC Financial Services Group, Inc. (“PNC”) held 21.1% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016 (“2015 Form 10-K”).

The interim financial information at March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

During the second quarter of 2015, the Company adopted ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). The interim financial information for the three months ended March 31, 2015 presented herein reflects the adoption of ASU 2015-02 effective January 1, 2015. See Note 2 to the consolidated financial statements, Significant Accounting Policies, in the 2015 Form 10-K for further information on ASU 2015-02.

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

•	Level 3 assets may include direct private equity investments held within consolidated funds and investments in collateralized loan obligations (“CLOs”).
•	Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analysis using unobservable market data.

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

Investments Measured at Net Asset Values.    As a practical expedient, the Company uses NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, opportunistic funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

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

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income (the “Yield Support waivers”). During the three months ended March 31, 2016 and 2015, these waivers resulted in a reduction of management fees of approximately $12 million and $43 million, respectively. Approximately 83% and 42%, respectively, of Yield Support waivers were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the three months ended March 31, 2016 and 2015, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2016 and December 31, 2015, the fair value of loaned securities held by separate accounts was approximately $28.4 billion and $28.8 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $30.4 billion and $31.3 billion, respectively.

Recent Accounting Pronouncements Adopted  in the Three Months Ended March 31, 2016

Accounting for Measurement-Period Adjustments. In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  Under ASU 2015-16, an acquirer must recognize, upon determination, adjustments to the original amounts recorded for a business acquisition that are identified during the one-year period following the acquisition date. Previously, prior period information was required to be restated.  The Company adopted ASU 2015-16 prospectively on January 1, 2016 and will apply the ASU to any adjustments related to business acquisitions.

Transition to Equity Method Accounting. In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively to an investment that subsequently qualifies for such accounting as a result of obtaining significant influence. The Company adopted ASU 2016-07 prospectively on January 1, 2016.

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

Principal-Versus-Agent Guidance. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). ASU 2016-08 amends the principal-versus-agent implementation guidance in ASU 2014-09, which will impact whether an entity reports revenue on a gross or net basis. The Company is currently evaluating the impact of adopting ASU 2016-08, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

Accounting for Share-Based Payments. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is currently evaluating the impact of adopting ASU 2016-09, which is effective for the Company on January 1, 2017.

Identifying Performance Obligations and Licensing.  In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”).   ASU 2016-10 clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company is currently evaluating the impact of adopting ASU 2016-10, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

Narrow-Scope Improvements and Practical Expedients. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies aspects of ASU 2014-09, including clarification of noncash consideration, and provides a practical expedient for reflecting contract modifications at transition. The Company is currently evaluating the impact of adopting ASU 2016-12, which is effective for the Company in conjunction with the adoption of ASU 2014-09.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	March 31, 2016	December 31, 2015
Available-for-sale investments	$77	$44
Held-to-maturity investments	33	108
Trading investments:
Consolidated sponsored investment funds	636	700
Other equity and debt securities	30	20
Deferred compensation plan mutual funds	56	65
Total trading investments	722	785
Other investments:
Equity method investments	545	513
Deferred compensation plan equity method investments	14	14
Cost method investments(1)	95	95
Carried interest	18	19
Total other investments	672	641
Total investments	$1,504	$1,578

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying
	Cost	Gains	Losses	Value
March 31, 2016	$80	$1	$(4)	$77

December 31, 2015	$45	$2	$(3)	$44

At March 31, 2016 and December 31, 2015 available-for-sale investments included investments in CLOs and seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $33 million and $108 million at March 31, 2016 and December 31, 2015, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At March 31, 2016, $12 million of these investments mature after five years through ten years and $21 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	March 31, 2016		December 31, 2015
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$41	$56	$48	$65
Equity securities/multi-asset mutual funds	353	330	294	279
Debt securities/fixed income mutual funds:
Corporate debt	149	146	194	190
Government debt	140	145	202	202
Asset/mortgage backed debt	47	45	49	49
Total trading investments	$730	$722	$787	$785

At March 31, 2016, trading investments included $331 million of debt securities and $305 million of equity securities held by consolidated sponsored investment funds accounted for as voting rights entities (“VREs”), $56 million of certain deferred compensation plan mutual fund investments and $30 million of other equity and debt securities.

At December 31, 2015, trading investments included $437 million of debt securities and $263 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $65 million of certain deferred compensation plan mutual fund investments and $20 million of other equity and debt securities.

Other Investments

A summary of the carrying value of other investments is as follows:

(in millions)	March 31, 2016	December 31, 2015
Other investments:
Equity method investments	$545	$513
Deferred compensation plan equity method investments	14	14
Cost method investments:
Federal Reserve Bank stock	93	93
Other	2	2
Total cost method investments	95	95
Carried interest(1)	18	19
Total other investments	$672	$641

(1)	Carried interest of VREs.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At March 31, 2016 and December 31, 2015 the Company’s investment in PennyMac was excluded from the balances in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $223 million and $181 million, respectively, at March 31, 2016 and approximately $222 million and $239 million, respectively, at December 31, 2015. The fair value of the Company’s interest reflected the PennyMac stock price at March 31, 2016 and December 31, 2015, respectively (a Level 1 input).  The Company performed an other-than-temporary impairment analysis as of March 31, 2016 and determined the decline in fair value below the carrying value was temporary.

Cost method investments include nonmarketable securities, primarily FRB stock, which is held for regulatory purposes and is restricted from sale. At March 31, 2016 and December 31, 2015, there were no indicators of impairment on these investments.

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

4.   Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The investments owned by these consolidated VREs are classified as trading investments. The following table presents the balances related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

(in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$84	$100
Trading investments	636	700
Other assets	23	18
Other liabilities	(68)	(77)
Noncontrolling interests	(131)	(125)
BlackRock’s net interests in consolidated VREs	$544	$616

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

5.   Variable Interest Entities

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, which may be considered variable interest entities (“VIEs”). The Company may from time to time own equity or debt securities or enter into derivatives with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its investments in the entity. The Company consolidates entities when it is determined to be the primary beneficiary (“PB”).

Consolidated VIEs.    The Company’s consolidated VIEs as of March 31, 2016 and December 31, 2015 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at March 31, 2016 and December 31, 2015 in the following table:

(in millions)	March 31, 2016	December 31, 2015
Assets of consolidated VIEs:
Cash and cash equivalents	$103	$148
Investments	1,256	1,030
Other assets	85	67
Total investments and other assets	1,341	1,097
Liabilities of consolidated VIEs	(187)	(177)
Noncontrolling interests of consolidated VIEs	(461)	(416)
BlackRock's net interests in consolidated VIEs	$796	$652

The Company recorded a $2 million and a $4 million nonoperating net gain during the three months ended March 31, 2016 and 2015, respectively, related to consolidated VIEs.  The net loss attributable to noncontrolling interest related to consolidated VIEs for the three months ended March 31, 2016 was $6 million. There was no net income attributable to noncontrolling interest related to consolidated VIEs during the three months ended March 31, 2015.

Non-consolidated VIEs.    At March 31, 2016 and December 31, 2015, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At March 31, 2016	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$88	$7	$(6)	$112
At December 31, 2015
Sponsored investment products	$64	$3	$(7)	$84

(1)	At both March 31, 2016 and December 31, 2015, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $3 billion at both March 31, 2016 and December 31, 2015.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

March 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	March 31, 2016
Assets:
Investments
Available-for-sale:	$29	$25	$23	$—	$—	$77
Held-to-maturity securities	—	—	—	—	33	33
Trading:
Deferred compensation plan mutual funds	56	—	—	—	—	56
Equity securities/Multi-asset mutual funds	330	—	—	—	—	330
Debt securities / fixed income mutual funds	2	330	4	—	—	336
Total trading	388	330	4	—	—	722
Other investments:
Equity method:
Equity and fixed income mutual funds	111	—	—	30	—	141
Other	—	—	—	394	10	404
Total equity method	111	—	—	424	10	545
Deferred compensation plan equity method investments	—	—	—	14	—	14
Cost method investments	—	—	—	—	95	95
Carried interest	—	—	—	—	18	18
Total investments	528	355	27	438	156	1,504
Separate account assets	108,322	40,634	—	—	1,209	150,165
Separate account collateral held under securities lending agreements:
Equity securities	17,657	—	—	—	—	17,657
Debt securities	—	12,732	—	—	—	12,732
Total separate account collateral held under securities lending agreements	17,657	12,732	—	—	—	30,389
Investments of consolidated VIEs:
Private / public equity(3)	7	2	192	130	—	331
Equity securities	470	—	—	—	—	470
Debt securities	—	334	—	—	—	334
Other	—	—	—	45	—	45
Carried interest	—	—	—	—	76	76
Total investments of consolidated VIEs	477	336	192	175	76	1,256
Total	$126,984	$54,057	$219	$613	$1,441	$183,314
Liabilities:
Separate account collateral liabilities under securities lending agreements	$17,657	$12,732	$—	$—	$—	$30,389
Other liabilities(4)	—	6	49	—	—	55
Total	$17,657	$12,738	$49	$—	$—	$30,444

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)

Amounts include a derivative (see Note 7, Derivatives and Hedging, for more information) and recorded contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2015
Assets:
Investments
Available-for-sale	$19	$2	$23	$—	$—	$44
Held-to-maturity securities	—	—	—	—	108	108
Trading:
Deferred compensation plan mutual funds	65	—	—	—	—	65
Equity/Multi-asset mutual funds	278	—	—	—	—	278
Debt securities / fixed income mutual funds	2	438	2	—	—	442
Total trading	345	438	2	—	—	785
Other investments:
Equity method:
Equity and fixed income mutual funds	73	—	—	30	—	103
Other	—	—	—	400	10	410
Total equity method	73	—	—	430	10	513
Deferred compensation plan equity method investments	—	—	—	14	—	14
Cost method investments	—	—	—	—	95	95
Carried interest	—	—	—	—	19	19
Total investments	437	440	25	444	232	1,578
Separate account assets	109,761	40,152	—	—	938	150,851
Separate account collateral held under securities lending agreements:
Equity securities	26,062	—	—	—	—	26,062
Debt securities	—	5,274	—	—	—	5,274
Total separate account collateral held under securities lending agreements	26,062	5,274	—	—	—	31,336
Investments of consolidated VIEs:
Private / public equity(3)	6	4	196	145	—	351
Equity securities	298	—	—	—	—	298
Debt securities	—	242	—	—	—	242
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	81	81
Total investments of consolidated VIEs	304	246	196	203	81	1,030
Total	$136,564	$46,112	$221	$647	$1,251	$184,795
Liabilities:
Separate account collateral liabilities under securities lending agreements	$26,062	$5,274	$—	$—	$—	$31,336
Other liabilities(4)	—	6	48	—	—	54
Total	$26,062	$5,280	$48	$—	$—	$31,390

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

Level 3 Assets.    Level 3 investments of consolidated VIEs of $192 million and $196 million at March 31, 2016 and December 31, 2015, respectively, related to direct investments in private equity companies held by consolidated private equity funds. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2016

(in millions)	December 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other settlements	Transfers into Level 3	Transfers out of Level 3	March 31, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Available-for-sale securities(2)	$23	$—	$23	$—	$—	$—	$(23)	$23
Trading	2	—	4	—	—	—	(2)	4
Total investments	25	—	27	—	—	—	(25)	27
Assets of consolidated VIEs - Private equity	196	2	—	(6)	—	—	—	192	$2
Total Level 3 assets	$221	$2	$27	$(6)	$—	$—	$(25)	$219
Liabilities:
Other liabilities(3)	$48	$(1)	$—	$—	$—	$—	$—	$49

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.
(2)	Amounts include investments in CLOs.
(3)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2015

(in millions)	December 31, 2014	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2015	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments
Consolidated sponsored investment funds:
Private equity	$80	$—	$—	$—	$(80)	$—	$—	$—
Assets of consolidated VIEs:
Bank loans	302	—	—	—	(302)	—	—	—
Bonds	18	—	—	—	(18)	—	—	—
Private equity	—	(1)	70	—	80	—	—	149	$(1)
Total Level 3 assets of consolidated VIEs	320	(1)	70	—	(240)	—	—	149
Total Level 3 assets	$400	$(1)	$70	$—	$(320)	$—	$—	$149
Liabilities:
Borrowings of consolidated VIEs	$3,389	$—	$—	$—	$(3,389)	$—	$—	$—
Other liabilities(2)	39	2	—	—	14	—	—	51
Total Level 3 liabilities	$3,428	$2	$—	$—	$(3,375)	$—	$—	$51

(1)

Amounts primarily included the consolidation (deconsolidation) of VIEs due to the adoption of ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, (“ASU 2015-02”).  See Note 2, Significant Accounting Policies, in the 2015 10-K for further information on ASU 2015-02.

(2)	Other liabilities amount includes contingent liabilities related to certain acquisitions.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2016 and December 31, 2015, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$4,981	$4,981	$6,083	$6,083	Level 1	(1),(2)
Accounts receivable	2,526	2,526	2,237	2,237	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	103	103	148	148	Level 1	(1),(2)

Financial Liabilities:
Accounts payable and accrued liabilities	1,385	1,385	1,068	1,068	Level 1	(3)
Long-term borrowings	4,968	5,354	4,930	5,223	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At March 31, 2016 and December 31, 2015, approximately $116 million and $132 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at March 31, 2016 and December 31, 2015, approximately $12 million and $68 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2016 and December 2015, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2016

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$218	$29	Daily/Monthly (22%) Quarterly (53%) N/R (25%)	1 – 90 days
Private equity funds	(b)	83	65	N/R	N/R
Real assets funds	(c)	93	43	Quarterly (25%) N/R (75%)	60 days
Other	(d)	44	5	Daily/Monthly (69%) N/R (31%)	3-5 days
Consolidated VIEs:
Private equity funds of funds	(e)	130	17	N/R	N/R
Hedge fund	(a)	45	—	Quarterly	90 days
Total		$613	$159

December 31, 2015

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$217	$30	Daily/Monthly (22%) Quarterly (52%) N/R (26%)	30 – 90 days
Private equity funds	(b)	89	67	N/R	N/R
Real assets funds	(c)	94	31	Quarterly (25%) N/R (75%)	60 days
Other	(d)	44	5	Daily/Monthly (68%) N/R (32%)	3-5 days
Consolidated VIEs:
Private equity funds of funds	(e)	145	19	N/R	N/R
Hedge fund	(a)	58	—	Quarterly	90 days
Total		$647	$152

N/R – not redeemable

(1)

Comprised of equity method investments, which include investments in investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately one year at both March 31, 2016 and December 31, 2015.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years at both March 31, 2016 and December 31, 2015.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately six years at both March 31, 2016 and December 31, 2015, respectively.

(d)

This category primarily includes a multi-asset fund that is redeemable. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital.

(e)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately  five years at both March 31, 2016 and December 31, 2015. The total remaining unfunded commitments to other third-party funds were $17 million at March 31, 2016 and $19 million at December 31, 2015. The Company had contractual obligations to the consolidated funds of $31 million at both March 31, 2016 and December 31, 2015.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $419 million and $46 million, respectively. At December 31, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $360 million and $46 million, respectively. Gains (losses) on total return swaps and interest rate swaps are recorded in nonoperating income (expense) and were not material to the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash flows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2016 and December 31, 2015, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $111 million and $169 million, respectively.   Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were not material to the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies.  The change in fair value of such derivatives, which is recorded in nonoperating income (expense) was not material for the three months ended March 31, 2016 and 2015.

The fair value of the outstanding derivatives mentioned above were not material to the condensed consolidated statements of financial condition at March 31, 2016 and December 31, 2015.

See Note 12, Borrowings, in the 2015 Form 10-K for more information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the three months ended March 31, 2016 was as follows:

(in millions)
December 31, 2015	$13,123
Goodwill adjustment related to Quellos(1)	(4)
March 31, 2016	$13,119

(1)

The decrease in goodwill during the three months ended March 31, 2016 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $223 million and $231 million at March 31, 2016 and December 31, 2015, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2015	$17,108	$264	$17,372
Amortization expense	-	(25)	(25)
March 31, 2016	$17,108	$239	$17,347

10.  Borrowings

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was further amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2016 credit facility. At March 31, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at March 31, 2016 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017	$700	$(1)	$699	$752
5.00% Notes due 2019	1,000	(3)	997	1,117
4.25% Notes due 2021	750	(5)	745	830
3.375% Notes due 2022	750	(6)	744	796
3.50% Notes due 2024	1,000	(8)	992	1,059
1.25% Notes due 2025	798	(7)	791	800
Total Long-term Borrowings	$4,998	$(30)	$4,968	$5,354

Long-term borrowings at December 31, 2015 had a carrying value of $4.9 billion and a fair value of $5.2 billion determined using market prices at the end of December 2015.

See Note 12, Borrowings, in the 2015 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At March 31, 2016, the Company had $191 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $191 million, the Company had approximately $27 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the acquired businesses achieving specified performance targets over a certain period subsequent to the applicable acquisition date. The fair value of the remaining aggregate contingent payments at March 31, 2016 is not significant to the condensed consolidated statement of financial condition and is included in other liabilities.

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

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and the BlackRock Granite Property Fund, Inc. (“Granite Fund”), along with certain other Granite Fund-related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen separate lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages.  Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties.  The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the previously filed actions and claim that as a result of the collapse, they suffered unspecified emotional damage.  Several defendants have also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief.  BlackRock believes the claims against it are without merit and intends to vigorously defend the actions.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $174.8 billion. The Company held as agent, cash and securities totaling $183.9 billion as collateral for indemnified securities on loan at March 31, 2016. The fair value of these indemnifications was not material at March 31, 2016.

12.  Stock-Based Compensation

Restricted Stock and RSUs. Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2016 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	3,067,737	$308.42
Granted	1,348,706	$296.46
Converted	(1,351,464)	$281.15
Forfeited	(8,232)	$296.81
March 31, 2016(1)	3,056,747	$315.23

(1)	At March 31, 2016, approximately 2.8 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

During the three months ended March 31, 2016, the Company granted 1,030,964 RSUs to employees as part of 2015 annual incentive compensation that vest ratably over three years from the date of grant and 303,587 RSUs to employees that cliff vest 100% on January 31, 2019.  The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price.  The total fair value of RSUs granted to employees during the three months ended March 31, 2016 was $400 million at time of grant.

At March 31, 2016, the intrinsic value of outstanding RSUs was $1.0 billion reflecting a closing stock price of $340.57.

At March 31, 2016, total unrecognized stock-based compensation expense related to unvested RSUs was $564 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Market Performance-based RSUs.

Market Performance-based RSUs activity for the three months ended March 31, 2016 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	1,378,177	$137.07
Converted	(548,227)	$115.03
March 31, 2016(1)	829,950	$151.63

(1)   The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met.  At March 31, 2016, approximately 0.8 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

At March 31, 2016, the intrinsic value of outstanding market performance-based RSUs was $283 million reflecting a closing stock price of $340.57.

See Note 14, Stock-Based Compensation, in the 2015 Form 10-K for more information on market performance-based RSUs.

At March 31, 2016, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $37 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2016 is summarized below:

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	255,868	$343.86
Granted	375,242	$296.97
March 31, 2016	631,110	$315.98

During the three months ended March 31, 2016, the Company granted 375,242 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2019. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

At March 31, 2016, total unrecognized stock-based compensation expense related to unvested performance-based awards was $153 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.4 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs expected to vest was $111 million.

At March 31, 2016, the intrinsic value of outstanding performance-based RSUs was $215 million reflecting a closing stock price of $340.57.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock series C nonvoting participating preferred stock to fund the remaining committed shares. As of March 31, 2016, 3.2 million shares had been surrendered by PNC.

At March 31, 2016, the remaining shares committed by PNC of 0.8 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the three months ended March 31, 2016 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2015	154,094	$167.76
Exercised	(4,000)	$167.76
March 31, 2016	150,094	$167.76

The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 was $0.6 million.  At March 31, 2016, all options were vested.

The remaining average life of stock options outstanding at March 31, 2016 is approximately one year.

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

Capital Requirements.    At March 31, 2016, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in AOCI by component for the three months ended March 31, 2016 and 2015:

(in millions)	Unrealized gains (losses) on available-for-sale investments(1),(2)	Benefit plans	Foreign currency translation adjustments(3)	Total
For the Three Months Ended March 31, 2016
December 31, 2015	$(1)	$5	$(452)	$(448)
Other comprehensive income (loss) before reclassifications	(2)	1	(26)	(27)
Amount reclassified from AOCI(4)	1	—	—	1
Net other comprehensive income (loss) for the three months ended March 31, 2016	(1)	1	(26)	(26)
March 31, 2016	$(2)	$6	$(478)	$(474)

(1)	All amounts are net of tax.
(2)	The tax benefit (expense) was not material for the three months ended March 31, 2016.
(3)	Amount for the three months ended March 31, 2016 includes losses from a net investment hedge of $23 million, net of taxes of $14 million.

(4) The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statement of income.

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments	Total
For the Three Months Ended March 31, 2015
December 31, 2014	$2	$4	$(279)	$(273)
Other comprehensive income (loss) before reclassifications	—	(1)	(165)	(166)
Amount reclassified from AOCI	—	—	—	—
Net other comprehensive income (loss) for the three months ended March 31, 2015	—	(1)	(165)	(166)
March 31, 2015	$2	$3	$(444)	$(439)

(1)	All amounts are net of tax.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2016	December 31, 2015
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	763,660	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 1.0 million common shares in open-market transactions under the share repurchase program for approximately $300 million during the three months ended March 31, 2016.  At March 31, 2016, there were 5.3 million shares still authorized to be repurchased.

PNC Capital Contribution.  During the three months ended March 31, 2016, PNC surrendered to BlackRock 548,227 shares of BlackRock Series C Preferred to fund certain LTIP awards.

16. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred compensation awards, was recorded in the three months ended March 31, 2016 in connection with a project to streamline and simplify the organization.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition:

(in millions)	Three Months Ended March 31, 2016
Liability as of December 31, 2015	$—
Additions(1)	76
Cash payments	(1)
Accelerated amortization expense of equity-based awards	(28)
Liability as of March 31, 2016	$47

(1) Amount includes $44 million of severance and $32 million of accelerated amortization expense of previously granted deferred compensation awards.

17.  Income Taxes

The first quarter 2016 income tax expense included a $4 million net noncash benefit, primarily related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in Japan and domestic state and local tax changes.

The first quarter 2015 income tax expense benefited from $69 million of nonrecurring items, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

18.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2016 and 2015 under the treasury stock method:

	Three Months Ended March 31,
(in millions, except shares and per share data)	2016	2015
Net income attributable to BlackRock	$657	$822
Basic weighted-average shares outstanding	165,388,130	167,089,037
Dilutive effect of nonparticipating RSUs and stock options	2,010,808	2,634,130
Total diluted weighted-average shares outstanding	167,398,938	169,723,167
Basic earnings per share	$3.97	$4.92
Diluted earnings per share	$3.92	$4.84

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in millions)	2016	2015
Equity	$1,184	$1,306
Fixed income	623	575
Multi-asset	287	312
Alternatives	196	232
Cash management	103	73
Total investment advisory, administration fees, securities lending revenue and performance fees	2,393	2,498
BlackRock Solutions and advisory	171	147
Distribution fees	11	17
Other revenue	49	61
Total revenue	$2,624	$2,723

The following table illustrates total revenue for the three months ended March 31, 2016 and 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended March 31,
Revenue	2016	2015
Americas	$1,768	$1,851
Europe	723	743
Asia-Pacific	133	129
Total revenue	$2,624	$2,723

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2016 and December 31, 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31,	December 31,
Long-lived Assets	2016	2015
Americas	$13,425	$13,422
Europe	182	186
Asia-Pacific	93	96
Total long-lived assets	$13,700	$13,704

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

20.  Subsequent Events

In April 2016, the Company completed a transaction with BofA® Global Capital Management transferring investment management responsibilities of approximately $80 billion of cash assets under management to the Company. The combined platform will provide clients with broader access to high quality, global liquidity investment solutions.

On May 3, 2016, the Company announced that it had entered into an agreement to sell its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon”). The Company will retain its role as the primary investment manager for the clients who will transfer to Aegon in connection with the transaction. The transaction is subject to customary closing conditions and a Part VII transfer of the underlying assets and liabilities to Aegon subject to regulatory and court approval.

These transactions are not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.737 trillion of AUM at March 31, 2016. With approximately 13,000 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At March 31, 2016, PNC held 21.1% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to current year presentation.

EXECUTIVE SUMMARY

	Three Months Ended March 31,
(in millions, except shares and per share data)	2016	2015
GAAP basis:
Total revenue	$2,624	$2,723
Total expense	1,661	1,656
Operating income	$963	$1,067
Operating margin	36.7%	39.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(38)	13
Income tax expense	(268)	(258)
Net income attributable to BlackRock	$657	$822
Diluted earnings per common share	$3.92	$4.84
Effective tax rate	29.0%	23.9%
As adjusted(2):
Total revenue	$2,624	$2,723
Total expense	1,577	1,646
Operating income	$1,047	$1,077
Operating margin	41.6%	41.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(38)	11
Income tax expense	(298)	(258)
Net income attributable to BlackRock	$711	$830
Diluted earnings per common share	$4.25	$4.89
Effective tax rate	29.6%	23.7%
Other:
Assets under management (end of period)	$4,737,165	$4,774,192
Diluted weighted-average common shares outstanding(3)	167,398,938	169,723,167
Common and preferred shares outstanding (end of period)	165,174,069	167,084,582
Book value per share(4)	$171.90	$163.74
Cash dividends declared and paid per share	$2.29	$2.18

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2015

GAAP.    Operating income of $963 million decreased $104 million and operating margin of 36.7% decreased 250 bps from the first quarter of 2015. Operating income reflected the impact of negative markets on both base fees and performance fees, and a restructuring charge of $76 million in connection with a project to streamline and simplify the organization.  The decrease in operating income was partially offset by organic growth, expense discipline and higher BlackRock Solutions and advisory revenue. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $51 million due to lower net marks in the first quarter of 2016 and a $40 million noncash gain related to BlackRock Kelso Capital Advisors LLC (“BKCA”) recorded in the first quarter of 2015.

The first quarter 2016 income tax expense included a $4 million net noncash benefit, primarily related to the revaluation of certain deferred income tax liabilities.  The first quarter 2015 income tax expense benefited from $69 million of nonrecurring items. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.92, or 19%, from the first quarter of 2015, reflecting the impact of a decline in average AUM, lower performance fees, and a restructuring charge in the current quarter, and a lower effective tax rate and the gain related to BKCA in the prior year quarter.  The decrease in earnings per diluted common share was partially offset by the benefit of share repurchases.

As Adjusted.    Operating income of $1,047 million decreased $30 million and operating margin of 41.6% increased 40 bps from the first quarter of 2015.  The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results.  Income tax expense for the first quarter of 2016 excluded the $4 million net noncash benefit described above.  Income tax expense for the prior year’s first quarter included the $69 million net tax benefit described above.  Earnings per diluted common share decreased $0.64, or 13%, from the first quarter of 2015.

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

	Three Months Ended March 31,
(in millions)	2016	2015
Operating income, GAAP basis	$963	$1,067
Non-GAAP expense adjustments:
Restructuring charge	76	—
PNC LTIP funding obligation	8	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	2
Operating income, as adjusted	1,047	1,077
Product launch costs and commissions	—	—
Operating income used for operating margin measurement	$1,047	$1,077
Revenue, GAAP basis	$2,624	$2,723
Non-GAAP adjustments:
Distribution and servicing costs	(97)	(99)
Amortization of deferred sales commissions	(10)	(13)
Revenue used for operating margin measurement	$2,517	$2,611
Operating margin, GAAP basis	36.7%	39.2%
Operating margin, as adjusted	41.6%	41.2%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. A restructuring charge recorded in the three months ended March 31, 2016 comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented.  The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

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

	Three Months Ended March 31,
(in millions)	2016	2015
Nonoperating income (expense), GAAP basis	$(48)	$16
Less: Net income (loss) attributable to NCI	(10)	3
Nonoperating income (expense), net of NCI	(38)	13
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(2)
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(38)	$11

(3) Net income attributable to BlackRock, as adjusted:

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Net income attributable to BlackRock, GAAP basis	$657	$822
Non-GAAP adjustments:
Restructuring charge, net of tax	53	—
PNC LTIP funding obligation, net of tax	5	5
Income tax matters	(4)	3
Net income attributable to BlackRock, as adjusted	$711	$830
Diluted weighted-average common shares outstanding(4)	167.4	169.7
Diluted earnings per common share, GAAP basis(4)	$3.92	$4.84
Diluted earnings per common share, as adjusted(4)	$4.25	$4.89

See the aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation and restructuring charge.

For each period presented, the non-GAAP adjustments related to the restructuring charge and the PNC LTIP funding obligation were tax effected at the respective blended rates applicable to the adjustments.

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

AUM and Net Inflows (Outflows) by Client Type

	AUM			Net Inflows (Outflows)
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
Retail	$542,666	$541,125	$550,980	$(359)	$23,981
iShares	1,127,554	1,092,561	1,074,130	24,247	118,619
Institutional:
Active	1,000,191	962,852	984,282	10,798	19,560
Index	1,764,149	1,738,777	1,854,205	1,395	(44,508)
Institutional subtotal	2,764,340	2,701,629	2,838,487	12,193	(24,948)
Long-term	4,434,560	4,335,315	4,463,597	36,081	117,652
Cash management	291,986	299,884	292,495	(8,155)	(1,207)
Advisory(1)	10,619	10,213	18,100	(97)	(7,429)
Total	$4,737,165	$4,645,412	$4,774,192	$27,829	$109,016

AUM and Net Inflows (Outflows) by Product Type

	AUM			Net Inflows (Outflows)
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
Equity	$2,408,175	$2,423,772	$2,527,130	$(17,677)	$14,158
Fixed income	1,525,153	1,422,368	1,428,480	52,173	92,828
Multi-asset	385,243	376,336	395,312	(566)	3,808
Alternatives:
Core	91,639	92,085	89,086	180	4,461
Currency and commodities(2)	24,350	20,754	23,589	1,971	2,397
Subtotal	115,989	112,839	112,675	2,151	6,858
Long-term	4,434,560	4,335,315	4,463,597	36,081	117,652
Cash management	291,986	299,884	292,495	(8,155)	(1,207)
Advisory(1)	10,619	10,213	18,100	(97)	(7,429)
Total	$4,737,165	$4,645,412	$4,774,192	$27,829	$109,016

AUM and Net Inflows (Outflows) by Investment Style

	AUM			Net Inflows (Outflows)
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
Active	$1,499,128	$1,462,672	$1,496,210	$8,545	$37,509
Index & iShares	2,935,432	2,872,643	2,967,387	27,536	80,143
Long-term	4,434,560	4,335,315	4,463,597	36,081	117,652
Cash management	291,986	299,884	292,495	(8,155)	(1,207)
Advisory(1)	10,619	10,213	18,100	(97)	(7,429)
Total	$4,737,165	$4,645,412	$4,774,192	$27,829	$109,016

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended March 31, 2016

The following table presents the component changes in AUM by client type and product for the three months ended March 31, 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact(1)	March 31, 2016	Average AUM(2)
Retail:
Equity	$193,755	$(395)	$(711)	$787	$193,436	$187,071
Fixed income	212,653	2,121	1,451	984	217,209	213,460
Multi-asset	115,307	(1,635)	(490)	109	113,291	112,182
Alternatives	19,410	(450)	(451)	221	18,730	19,038
Retail subtotal	541,125	(359)	(201)	2,101	542,666	531,751
iShares:
Equity	823,156	(4,686)	(5,541)	5,175	818,104	788,674
Fixed income	254,190	27,482	6,799	2,661	291,132	271,355
Multi-asset	2,730	(586)	13	9	2,166	2,290
Alternatives	12,485	2,037	1,565	65	16,152	14,253
iShares subtotal	1,092,561	24,247	2,836	7,910	1,127,554	1,076,572
Institutional:
Active:
Equity	121,442	(1,770)	(1,524)	685	118,833	115,703
Fixed income	514,428	10,883	15,177	3,756	544,244	526,554
Multi-asset	252,041	1,263	4,987	3,719	262,010	252,218
Alternatives	74,941	422	(543)	284	75,104	74,462
Active subtotal	962,852	10,798	18,097	8,444	1,000,191	968,937
Index:
Equity	1,285,419	(10,826)	(5,383)	8,592	1,277,802	1,243,866
Fixed income	441,097	11,687	19,802	(18)	472,568	452,235
Multi-asset	6,258	392	916	210	7,776	6,949
Alternatives	6,003	142	(79)	(63)	6,003	6,009
Index subtotal	1,738,777	1,395	15,256	8,721	1,764,149	1,709,059
Institutional subtotal	2,701,629	12,193	33,353	17,165	2,764,340	2,677,996
Long-term	4,335,315	36,081	35,988	27,176	4,434,560	$4,286,319
Cash management	299,884	(8,155)	(21)	278	291,986
Advisory(3)	10,213	(97)	(122)	625	10,619
Total	$4,645,412	$27,829	$35,845	$28,079	$4,737,165

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the three months ended March 31, 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact(1)	March 31, 2016	Average AUM(2)
Equity:
Active	$281,319	$(3,970)	$(2,836)	$1,768	$276,281	$269,706
iShares	823,156	(4,686)	(5,541)	5,175	818,104	788,674
Non-ETF index	1,319,297	(9,021)	(4,782)	8,296	1,313,790	1,276,934
Equity subtotal	2,423,772	(17,677)	(13,159)	15,239	2,408,175	2,335,314
Fixed income:
Active	719,653	12,915	16,310	4,833	753,711	732,595
iShares	254,190	27,482	6,799	2,661	291,132	271,355
Non-ETF index	448,525	11,776	20,120	(111)	480,310	459,654
Fixed income subtotal	1,422,368	52,173	43,229	7,383	1,525,153	1,463,604
Multi-asset	376,336	(566)	5,426	4,047	385,243	373,639
Alternatives:
Core	92,085	180	(997)	371	91,639	91,225
Currency and commodities(3)	20,754	1,971	1,489	136	24,350	22,537
Alternatives subtotal	112,839	2,151	492	507	115,989	113,762
Long-term	4,335,315	36,081	35,988	27,176	4,434,560	$4,286,319
Cash management	299,884	(8,155)	(21)	278	291,986
Advisory(4)	10,213	(97)	(122)	625	10,619
Total	$4,645,412	$27,829	$35,845	$28,079	$4,737,165

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the three months ended March 31, 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact(1)	March 31, 2016	Average AUM(2)

Active	$1,462,672	$8,545	$16,976	$10,935	$1,499,128	$1,460,200
Index & iShares	2,872,643	27,536	19,012	16,241	2,935,432	2,826,119
Long-term	4,335,315	36,081	35,988	27,176	4,434,560	$4,286,319
Cash management	299,884	(8,155)	(21)	278	291,986
Advisory(3)	10,213	(97)	(122)	625	10,619
Total	$4,645,412	$27,829	$35,845	$28,079	$4,737,165

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $91.8 billion, or 2%, to $4.737 trillion at March 31, 2016 from $4.645 trillion at December 31, 2015, driven by net market appreciation, positive net inflows and the positive impact of foreign exchange movements.

Net market appreciation of $35.8 billion was driven by $43.2 billion from fixed income products across the majority of strategies.

AUM increased $28.1 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar, largely against the euro, Japanese yen, and Canadian dollar, partially offset by the strengthening of the U.S. dollar against the British pound.

Net Inflows (Outflows) Long-term net inflows of $36.1 billion included $24.2 billion, $12.2 billion and $(0.4) billion from iShares, institutional and retail clients, respectively, and were positive across all regions.  Net flows in long-term products are described below.

•	iShares net inflows of $24.2 billion were driven by fixed income net inflows of $27.5 billion, diversified across treasuries, corporate bond and high-yield funds.
•	Institutional active net inflows of $10.8 billion were led by fixed income net inflows of $10.9 billion, reflecting strong insurance wins in the current quarter.
•

Institutional index net inflows of $1.4 billion reflected fixed income net inflows of $11.7 billion, driven by strong demand for local currency and U.S. core strategies, partially offset by equity net outflows of $10.8 billion, primarily from U.S. equity strategies.

Cash management net outflows of $8.2 billion were primarily driven by net outflows from Americas clients in prime strategies, partially offset by net inflows from Americas clients in government strategies.

Component Changes in AUM for the Twelve Months Ended March 31, 2016

The following table presents the component changes in AUM by client type and product for the twelve months ended March 31, 2016.

(in millions)	March 31, 2015	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	March 31, 2016	Average AUM(3)
Retail:
Equity	$201,706	$7,816	$—	$(15,854)	$(232)	$193,436	$195,784
Fixed income	201,405	20,448	—	(5,202)	558	217,209	210,481
Multi-asset	128,402	(4,344)	366	(11,024)	(109)	113,291	121,519
Alternatives	19,467	61	—	(924)	126	18,730	19,468
Retail subtotal	550,980	23,981	366	(33,004)	343	542,666	547,252
iShares:
Equity	824,336	56,996	—	(66,090)	2,862	818,104	806,121
Fixed income	233,183	59,195	—	(3,298)	2,052	291,132	250,887
Multi-asset	1,772	506	—	(107)	(5)	2,166	1,992
Alternatives	14,839	1,922	—	(643)	34	16,152	14,233
iShares subtotal	1,074,130	118,619	—	(70,138)	4,943	1,127,554	1,073,233
Institutional:
Active:
Equity	128,036	(2,401)	—	(6,769)	(33)	118,833	122,545
Fixed income	526,117	10,851	—	4,410	2,866	544,244	524,694
Multi-asset	257,084	7,955	—	(6,488)	3,459	262,010	255,729
Alternatives	73,045	3,155	560	(1,812)	156	75,104	74,069
Active subtotal	984,282	19,560	560	(10,659)	6,448	1,000,191	977,037
Index:
Equity	1,373,052	(48,253)	—	(52,586)	5,589	1,277,802	1,305,734
Fixed income	467,775	2,334	—	5,935	(3,476)	472,568	463,102
Multi-asset	8,054	(309)	—	(191)	222	7,776	7,142
Alternatives	5,324	1,720	—	(976)	(65)	6,003	6,055
Index subtotal	1,854,205	(44,508)	—	(47,818)	2,270	1,764,149	1,782,033
Institutional subtotal	2,838,487	(24,948)	560	(58,477)	8,718	2,764,340	2,759,070
Long-term	4,463,597	117,652	926	(161,619)	14,004	4,434,560	$4,379,555
Cash management	292,495	(1,207)	—	289	409	291,986
Advisory(4)	18,100	(7,429)	—	(187)	135	10,619
Total	$4,774,192	$109,016	$926	$(161,517)	$14,548	$4,737,165

(1)  Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the twelve months ended March 31, 2016.

(in millions)	March 31, 2015	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	March 31, 2016	Average AUM(3)
Equity:
Active	$298,118	$(306)	$—	$(22,020)	$489	$276,281	$285,623
iShares	824,336	56,996	—	(66,090)	2,862	818,104	806,121
Non-ETF index	1,404,676	(42,532)	—	(53,189)	4,835	1,313,790	1,338,440
Equity subtotal	2,527,130	14,158	—	(141,299)	8,186	2,408,175	2,430,184
Fixed income:
Active	720,094	30,988	—	(1,045)	3,674	753,711	727,680
iShares	233,183	59,195	—	(3,298)	2,052	291,132	250,887
Non-ETF index	475,203	2,645	—	6,188	(3,726)	480,310	470,597
Fixed income subtotal	1,428,480	92,828	—	1,845	2,000	1,525,153	1,449,164
Multi-asset	395,312	3,808	366	(17,810)	3,567	385,243	386,382
Alternatives:
Core	89,086	4,461	560	(2,635)	167	91,639	90,819
Currency and commodities(4)	23,589	2,397	—	(1,720)	84	24,350	23,006
Alternatives subtotal	112,675	6,858	560	(4,355)	251	115,989	113,825
Long-term	4,463,597	117,652	926	(161,619)	14,004	4,434,560	$4,379,555
Cash management	292,495	(1,207)	—	289	409	291,986
Advisory(5)	18,100	(7,429)	—	(187)	135	10,619
Total	$4,774,192	$109,016	$926	$(161,517)	$14,548	$4,737,165

(1)

Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the twelve months ended March 31, 2016.

(in millions)	March 31, 2015	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	March 31, 2016	Average AUM(3)

Active	$1,496,210	$37,509	$926	$(43,312)	$7,795	$1,499,128	$1,484,089
Index & iShares	2,967,387	80,143	—	(118,307)	6,209	2,935,432	2,895,466
Long-term	4,463,597	117,652	926	(161,619)	14,004	4,434,560	$4,379,555
Cash management	292,495	(1,207)	—	289	409	291,986
Advisory(4)	18,100	(7,429)	—	(187)	135	10,619
Total	$4,774,192	$109,016	$926	$(161,517)	$14,548	$4,737,165

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

AUM decreased $37.0 billion to $4.737 trillion at March 31, 2016 from $4.774 trillion at March 31, 2015, driven largely by net market depreciation that more than offset organic growth.

Net market depreciation of $161.5 billion was primarily driven by a $141.3 billion decline from equity products due to lower global equity markets.

AUM increased $14.5 billion due to the impact of foreign exchange movements primarily resulting from the weakening of the U.S. dollar, largely against the euro and Japanese yen, partially offset by the strengthening of the U.S. dollar against the British pound.

Net Inflows (Outflows).    Long-term net inflows of $117.7 billion were comprised of $118.6 billion and $24.0 billion from iShares and retail clients, respectively, partially offset by net outflows of $24.9 billion from institutional clients. Net flows in long-term products are described below.

•

iShares net inflows of $118.6 billion included fixed income iShares and equity iShares net inflows of $59.2 billion and $57.0 billion, respectively. Fixed income iShares net inflows were diversified across exposures, led by strong net inflows into U.S. sector specific, U.S. core, local currency and U.S. targeted duration strategies. Equity iShares net inflows were led by the Core Series and regional and country specific strategies.

•	Retail net inflows of $24.0 billion were led by fixed income net inflows of $20.4 billion, reflecting strong interest in unconstrained fixed income and local currency offerings.
•

Institutional active net inflows of $19.6 billion reflected active fixed income net inflows of $10.9 billion, multi-asset net inflows of $8.0 billion and alternatives net inflows of $3.2 billion, partially offset by equity net outflows of $2.4 billion. Alternatives flows were led by private equity solutions, alternative solutions and real assets, primarily related to infrastructure.

•	Institutional index net outflows of $44.5 billion were primarily due to equity net outflows of $48.3 billion, linked to asset allocation, re-balancing and cash needs.

Cash management net outflows of $1.2 billion were primarily comprised of net outflows from Americas retail clients in prime strategies and EMEA institutional clients in offshore funds, partially offset by net inflows from Americas institutional and retail clients in government strategies and Americas institutional clients in prime strategies.

Advisory net outflows of $7.4 billion were driven by portfolio liquidations.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2016 and 2015 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Revenue

	Three Months Ended March 31,
(in millions)	2016	2015
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$386	$422
iShares	623	684
Non-ETF index	164	163
Equity subtotal	1,173	1,269
Fixed income:
Active	396	373
iShares	152	130
Non-ETF index	70	68
Fixed income subtotal	618	571
Multi-asset	284	304
Alternatives:
Core	164	154
Currency and commodities	17	19
Alternatives subtotal	181	173
Long-term	2,256	2,317
Cash management	103	73
Total base fees	2,359	2,390
Investment advisory performance fees:
Equity	11	37
Fixed income	5	4
Multi-asset	3	8
Alternatives	15	59
Total performance fees	34	108
BlackRock Solutions and advisory	171	147
Distribution fees	11	17
Other revenue	49	61
Total revenue	$2,624	$2,723

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended March 31,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	2016	2015	2016	2015
Equity:
Active	17%	17%	6%	7%
iShares	26%	29%	17%	17%
Non-ETF index	7%	7%	28%	29%
Equity subtotal	50%	53%	51%	53%
Fixed income:
Active	17%	16%	16%	15%
iShares	6%	5%	6%	5%
Non-ETF index	3%	3%	10%	10%
Fixed income subtotal	26%	24%	32%	30%
Multi-asset	12%	13%	8%	8%
Alternatives:
Core	7%	6%	2%	2%
Currency and commodities	1%	1%	1%	1%
Alternatives subtotal	8%	7%	3%	3%
Long-term	96%	97%	94%	94%
Cash management	4%	3%	6%	6%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Revenue decreased $99 million, or 4%, from the first quarter of 2015, driven by a decline in base fees and performance fees, partially offset by higher BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $2,359 million decreased $31 million from $2,390 million in the first quarter of 2015 as the effect of lower markets on average equity AUM more than offset organic growth, the effect of one additional day in the current quarter and lower yield-related fee waivers on certain money market funds. Securities lending revenue of $148 million in the current quarter increased $34 million from the first quarter of 2015, primarily reflecting an increase in average balances of securities on loan and higher spreads.

Investment advisory performance fees of $34 million decreased $74 million from the first quarter of 2015, primarily reflecting lower fees from alternative and equity products.

BlackRock Solutions and advisory revenue of $171 million increased $24 million from $147 million in the first quarter of 2015. BlackRock Solutions and advisory revenue included $141 million in Aladdin revenue compared with $126 million in the first quarter of 2015.

Expense

	Three Months Ended, March 31,
(in millions)	2016	2015
Expense, GAAP:
Employee compensation and benefits	$947	$981
Distribution and servicing costs	97	99
Amortization of deferred sales commissions	10	13
Direct fund expense	188	189
General and administration:
Marketing and promotional	86	95
Occupancy and office related	72	67
Portfolio services	54	54
Technology	46	41
Professional services	28	29
Communications	10	9
Other general and administration	22	44
Total general and administration expense	318	339
Restructuring charge	76	—
Amortization of intangible assets	25	35
Total expense, GAAP	$1,661	$1,656
Less non-GAAP expense adjustments:
Employee compensation and benefits:
Restructuring charge	76	—
PNC LTIP funding obligation	8	8
Compensation expense related to appreciation (depreciation) on deferred compensation plans	-	2
Total non-GAAP expense adjustments	84	10
Expense, as adjusted:
Employee compensation and benefits	$939	$971
Distribution and servicing costs	97	99
Amortization of deferred sales commissions	10	13
Direct fund expense	188	189
General and administration	318	339
Amortization of intangible assets	25	35
Total expense, as adjusted	$1,577	$1,646

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

GAAP.    Expense increased $5 million from the first quarter of 2015, reflecting a restructuring charge recorded in the current quarter, partially offset by lower compensation, expense discipline and the increased benefit from the impact of foreign exchange remeasurement.

Employee compensation and benefits expense decreased $34 million from the first quarter of 2015, reflecting lower incentive compensation, driven primarily by lower performance fees, partially offset by higher headcount. Employees at March 31, 2016 totaled approximately 13,000 compared with approximately 12,300 at March 31, 2015.

Distribution and servicing costs totaled $97 million compared with $99 million in the first quarter of 2015. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the first quarter of 2016 and 2015 included $48 million and $47 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $21 million from the first quarter of 2015, primarily reflecting lower discretionary marketing and promotional spend and an increased benefit from the impact of foreign exchange remeasurement in the current quarter.

A restructuring charge of $76 million, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, was recorded in the three months ended March 31, 2016 in connection with a project to streamline and simplify the organization.

As Adjusted.    Expense, as adjusted, decreased $69 million, or 4%, to $1,577 million from $1,646 million in the first quarter of 2015. The decrease in total expense, as adjusted, is primarily attributable to lower employee compensation and benefits expense and general and administration expense.  The restructuring charge has been excluded from the as adjusted results.

NONOPERATING RESULTS

Nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Nonoperating income (expense), GAAP basis(1)	$(48)	$16
Less: Net income (loss) attributable to NCI	(10)	3
Nonoperating income (expense), net of NCI	(38)	13
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(2)
Nonoperating income (expense), as adjusted, net of NCI	$(38)	$11

(1)	Amounts included a gain of $2 million and $4 million for the three months ended March 31, 2016 and 2015, respectively, attributable to consolidated variable interest entities (“VIEs”).

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Net gain (loss) on investments(1)
Private equity	$2	$1
Real assets	2	2
Other alternatives(2)	—	4
Other investments(3)	4	8
Subtotal	8	15
Other gains(4)	—	45
Total net gain (loss) on investments(1)	8	60
Interest and dividend income	5	4
Interest expense	(51)	(51)
Net interest expense	(46)	(47)
Total nonoperating income (expense)(1)	(38)	13
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(2)
Nonoperating income (expense), as adjusted(1)	$(38)	$11

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(3)	Amounts include net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.
(4)	The amount for the three months ended March 31, 2015 primarily includes a gain related to the acquisition of certain assets of BKCA.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Net gain (loss) on investments of $8 million decreased $52 million from the first quarter of 2015 due to lower marks in the first quarter of 2016 and a $40 million noncash gain related to BKCA recorded in the first quarter of 2015.

Income Tax Expense

	GAAP		As Adjusted
(in millions)	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Income before income taxes(1)	$925	$1,080	$1,009	$1,088
Income tax expense	$268	$258	$298	$258
Effective tax rate	29.0%	23.9%	29.6%	23.7%

(1)	Net of net income (loss) attributable to NCI.

Income tax expense in the first quarter of 2016 included a $4 million net noncash benefit, primarily related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in Japan and domestic state and local tax changes.

Income tax expense in the first quarter of 2015 benefited from $69 million of nonrecurring items, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

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

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Funds”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2015 Form 10-K for further information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Funds to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Funds in order to obtain cash for use in the Company’s operations.

	March 31, 2016
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$4,981	$—	$77	$4,904
Accounts receivable	2,526	—	—	2,526
Investments	1,504	—	92	1,412
Assets of consolidated VIEs
Cash and cash equivalents	103	—	103	—
Investments	1,256	—	384	872
Other assets	85	—	85	—
Separate account assets and collateral held under securities lending agreements	180,554	180,554	—	—
Other assets(3)	1,483	—	(4)	1,487
Subtotal	192,492	180,554	737	11,201
Goodwill and intangible assets, net	30,466	—	—	30,466
Total assets	$222,958	$180,554	$737	$41,667
Liabilities
Accrued compensation and benefits	$672	$—	$—	$672
Accounts payable and accrued liabilities	1,385	—	—	1,385
Liabilities of consolidated VIEs	187	—	187	—
Borrowings	4,968	—	—	4,968
Separate account liabilities and collateral liabilities under securities lending agreements	180,554	180,554	—	—
Deferred income tax liabilities(4)	4,937	—	—	4,937
Other liabilities	1,269	—	(42)	1,311
Total liabilities	193,972	180,554	145	13,273
Equity
Total stockholders’ equity	28,394	—	—	28,394
Noncontrolling interests	592	—	592	—
Total equity	28,986	—	592	28,394
Total liabilities and equity	$222,958	$180,554	$737	$41,667

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to noncontrolling interests.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents at March 31, 2016 and December 31, 2015 included $84 million and $100 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2016).

Accounts receivable at March 31, 2016 increased $289 million from December 31, 2015 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments were $1,504 million at March 31, 2016 (for more information see Investments herein). Goodwill and intangible assets decreased $29 million from December 31, 2015, primarily due to $25 million of amortization of intangible assets. Other assets (including property and equipment) increased $47 million from December 31, 2015, primarily related to an increase in current taxes receivable and other assets.

Liabilities.    Accrued compensation and benefits at March 31, 2016 decreased $1,299 million from December 31, 2015, primarily due to 2015 incentive compensation cash payments in the first quarter of 2016. Accounts payable and accrued liabilities at March 31, 2016 increased $317 million from December 31, 2015 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable) and increased accruals, including direct fund expense.

Net deferred income tax liabilities at March 31, 2016 increased $86 million, primarily due to the effects of temporary differences associated with stock compensation. Other liabilities increased $236 million from December 31, 2015, primarily resulting from an increase in other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,504 million and $1,256 million, respectively, at March 31, 2016. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents Total Investments, as adjusted, to enable investors to understand the portion of Total Investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another gauge for investors.  The economic impact of Total Investments held pursuant to deferred compensation arrangements is offset by a change in compensation expense.  The impact of certain investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(in millions)	March 31, 2016	December 31, 2015
Investments, GAAP	$1,504	$1,578
Investments held by consolidated VIEs, GAAP	1,256	1,030
Total Investments	2,760	2,608
Investments held by consolidated VREs	(636)	(700)
Investments held by consolidated VIEs	(1,256)	(1,030)
Net interest in consolidated VREs	544	616
Net interest in consolidated VIEs(1)	872	733
Total Investments, as adjusted	2,284	2,227
Federal Reserve Bank stock	(93)	(93)
Deferred compensation investments	(70)	(79)
Hedged investments	(465)	(407)
Carried interest (VIEs/VREs)	(94)	(100)
Total “economic” investment exposure	$1,562	$1,548

(1)	Amount includes $76 million and $81 million of carried interest (VIEs), as of March 31, 2016 and December 31, 2015, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2016 and December 31, 2015:

(in millions)	March 31, 2016	December 31, 2015
Private equity	$360	$375
Real assets	104	91
Other alternatives(1)	227	240
Other investments(2)	871	842
Total “economic” investment exposure	$1,562	$1,548

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2016 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2015	$2,227
Purchases/capital contributions	305
Sales/maturities	(234)
Distributions(1)	(29)
Market appreciation(depreciation)/earnings from equity method investments	21
Carried interest capital allocations/distributions received	(6)
Total Investments, as adjusted, March 31, 2016	$2,284

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2015	$6,083	$100	$5,983
Cash flows from operating activities	(565)	(383)	(182)
Cash flows from investing activities	46	6	40
Cash flows from financing activities	(547)	361	(908)
Effect of exchange rate changes on cash and cash equivalents	(36)	—	(36)
Net change in cash and cash equivalents	(1,102)	(16)	(1,086)
Cash and cash equivalents, March 31, 2016	$4,981	$84	$4,897

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

Cash inflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the three months ended March 31, 2016 were $40 million and primarily reflected $119 million of net proceeds from sales and maturities of certain investments, partially offset by $55 million of investment purchases and $30 million of purchases of property and equipment.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the three months ended March 31, 2016 were $908 million, primarily resulting from $562 million of share repurchases, including $300 million in open market-transactions and $262 million of employee tax withholdings related to employee stock transactions and $419 million of cash dividend payments, partially offset by $70 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2016 and December 31, 2015 were as follows:

(in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents(1)	$4,981	$6,083
Cash and cash equivalents held by consolidated sponsored investment funds, excluding VIEs(2)	(84)	(100)
Subtotal	4,897	5,983
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$8,897	$9,983

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 55% and 50% at March 31, 2016 and December 31, 2015, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount at December 31, 2015 does not reflect year-end incentive compensation accruals of approximately $1.5 billion, which was paid in the first quarter of 2016.

Total liquidity resources decreased $1.1 billion during the three months ended March 31, 2016, primarily reflecting cash payments of 2015 year-end incentive awards, share repurchases of $562 million and cash dividend payments.

A significant portion of the Company’s $2,284 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.    The Company repurchased 1.0 million common shares in open market-transactions under the share repurchase program for $300 million during the three months ended March 31, 2016.

At March 31, 2016 there were 5.3 million shares still authorized to be repurchased.

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

At both March 31, 2016 and December 31, 2015, the Company was required to maintain approximately $1.1 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was further amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2016 credit facility. At March 31, 2016 BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2016, the principal amount of long-term borrowings outstanding was $4.998 billion. See Note 12, Borrowings, in the 2015 Form 10-K for more information on borrowings outstanding as of December 31, 2015.

During the three months ended March 31, 2016, the Company paid approximately $39 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2016 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2016	$—	$156	$156
2017	700	196	896
2018	—	152	152
2019	1,000	152	1,152
2020	—	102	102
2021	750	86	836
Thereafter(1)	2,548	138	2,686
Total	$4,998	$982	$5,980

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes represents the expected payment amounts using foreign exchange rates as of March 31, 2016.

Investment Commitments.    At March 31, 2016, the Company had $191 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $191 million, the Company had approximately $27 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the acquired businesses achieving specified performance targets over a certain period subsequent to the applicable acquisition date.  The fair value of the remaining aggregate contingent payments at March 31, 2016 is included in other liabilities and is not significant to the condensed consolidated statement of financial condition.

Carried Interest Clawback.    As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s condensed consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $174.8 billion. The Company held, as agent, cash and securities totaling $183.9 billion as collateral for indemnified securities on loan at March 31, 2016. The fair value of these indemnifications was not material at March 31, 2016.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K and Note 2, Significant Accounting Policies, in the 2015 Form 10-K for further information.

Consolidation.     In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 4, Consolidated Voting Right Entities, in the notes to the condensed consolidated financial statements for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At March 31, 2016, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. See Note 5, Variable Interest Entities, in the notes to the condensed consolidated financial statements contained in the Part 1, Item 1 of this filing for more information.

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

Investment Advisory Performance Fees / Carried Interest.    The Company receives investment advisory performance fees or incentive allocations, from certain actively managed investment funds and certain separately managed accounts (“SMAs”). These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2016 and December 31, 2015, the Company had $137 million and $143 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016	2015
Beginning balance	$143	$105
Net increase (decrease)	(6)	12
Performance fee revenue recognized	—	(2)
Ending balance	$137	$115

Recent Developments

In April 2016, the Company completed a transaction with BofA® Global Capital Management transferring investment management responsibilities of approximately $80 billion of cash assets under management to the Company. The combined platform will provide clients with broader access to high quality, global liquidity investment solutions.

On May 3, 2016, the Company announced that it had entered into an agreement to sell its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon”). The Company will retain its role as the primary investment manager for the clients who will transfer to Aegon in connection with the transaction. The transaction is subject to customary closing conditions and a Part VII transfer of the underlying assets and liabilities to Aegon subject to regulatory and court approval.

These transactions are not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

Accounting Developments

For accounting pronouncements that the Company adopted during the three months ended March 31, 2016 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2016, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2016, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $419 million and $46 million, respectively.

At March 31, 2016, approximately $1.9 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,562 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At March 31, 2016, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $619 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $61.9 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2016, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $943 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $21.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $245 million at March 31, 2016. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $24.5 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2016, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $111 million.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and the BlackRock Granite Property Fund, Inc. (“Granite Fund”), along with certain other Granite Fund-related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen separate lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages.  Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties.  The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the previously filed actions and claim that as a result of the collapse, they suffered unspecified emotional damage.  Several defendants have also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief.  BlackRock believes the claims against it are without merit and intends to vigorously defend the actions.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 through January 31, 2016	840,706	(2)	$309.13	281,007	5,998,771
February 1, 2016 through February 29, 2016	909,958	(2)	$309.02	640,643	5,358,128
March 1, 2016 through March 31, 2016	66,135	(2)	$322.46	61,237	5,296,891
Total	1,816,799		$309.56	982,887

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: May 9, 2016		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document