Form 10-Q
period 2016-06-30
BlackRock Inc.
filed 2016-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were 162,676,921 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in millions, except shares and per share data)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$5,065	$6,083
Accounts receivable	2,885	2,237
Investments	1,476	1,578
Assets of consolidated variable interest entities:
Cash and cash equivalents	172	148
Investments	1,184	1,030
Other assets	60	67
Separate account assets	148,339	150,851
Separate account collateral held under securities lending agreements	30,723	31,336
Property and equipment (net of accumulated depreciation of $621 and $570 at June 30, 2016 and December 31, 2015, respectively)	576	581
Intangible assets (net of accumulated amortization of $794 and $745 at June 30, 2016 and December 31, 2015, respectively)	17,412	17,372
Goodwill	13,128	13,123
Other assets	1,035	855
Total assets	$222,055	$225,261
Liabilities
Accrued compensation and benefits	$1,064	$1,971
Accounts payable and accrued liabilities	1,615	1,068
Liabilities of consolidated variable interest entities	185	177
Borrowings	4,950	4,930
Separate account liabilities	148,339	150,851
Separate account collateral liabilities under securities lending agreements	30,723	31,336
Deferred income tax liabilities	4,899	4,851
Other liabilities	1,125	1,033
Total liabilities	192,900	196,217
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	520	464
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at June 30, 2016 and December 31, 2015;
Shares issued: 171,252,185 at June 30, 2016 and December 31, 2015;
Shares outstanding: 162,876,449 and 163,461,064 at June 30, 2016 and December 31, 2015, respectively
Preferred stock (Note 15)	—	—
Additional paid-in capital	19,132	19,405
Retained earnings	12,684	12,033
Accumulated other comprehensive loss	(560)	(448)
Treasury stock, common, at cost (8,375,736 and 7,791,121 shares held at June 30, 2016 and December 31, 2015, respectively)	(2,690)	(2,489)
Total BlackRock, Inc. stockholders’ equity	28,568	28,503
Nonredeemable noncontrolling interests	67	77
Total permanent equity	28,635	28,580
Total liabilities, temporary equity and permanent equity	$222,055	$225,261

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,713	$1,766	$3,330	$3,447
Other third parties	776	768	1,518	1,477
Total investment advisory, administration fees and securities lending revenue	2,489	2,534	4,848	4,924
Investment advisory performance fees	74	136	108	244
BlackRock Solutions and advisory	172	161	343	308
Distribution fees	11	13	22	30
Other revenue	58	61	107	122
Total revenue	2,804	2,905	5,428	5,628
Expense
Employee compensation and benefits	977	1,012	1,924	1,993
Distribution and servicing costs	109	105	206	204
Amortization of deferred sales commissions	9	12	19	25
Direct fund expense	195	191	383	380
General and administration	316	312	634	651
Restructuring charge	—	—	76	—
Amortization of intangible assets	25	35	50	70
Total expense	1,631	1,667	3,292	3,323
Operating income	1,173	1,238	2,136	2,305
Nonoperating income (expense)
Net gain (loss) on investments	20	6	18	69
Interest and dividend income	6	5	11	9
Interest expense	(51)	(52)	(102)	(103)
Total nonoperating income (expense)	(25)	(41)	(73)	(25)
Income before income taxes	1,148	1,197	2,063	2,280
Income tax expense	353	371	621	629
Net income	795	826	1,442	1,651
Less:
Net income (loss) attributable to noncontrolling interests	6	7	(4)	10
Net income attributable to BlackRock, Inc.	$789	$819	$1,446	$1,641
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.79	$4.92	$8.76	$9.84
Diluted	$4.73	$4.84	$8.66	$9.69
Cash dividends declared and paid per share	$2.29	$2.18	$4.58	$4.36
Weighted-average common shares outstanding:
Basic	164,758,612	166,616,558	165,073,371	166,851,492
Diluted	166,639,290	169,114,759	167,023,559	169,418,964

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$795	$826	$1,442	$1,651
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses)(1)	2	(1)	—	(1)
Less: reclassification adjustment included in net income(1)	—	—	(1)	—
Net change from available-for-sale investments	2	(1)	1	(1)
Benefit plans	(1)	—	—	(1)
Foreign currency translation adjustments(2)	(87)	101	(113)	(64)
Other comprehensive income (loss)	(86)	100	(112)	(66)
Comprehensive income	709	926	1,330	1,585
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	7	(4)	10
Comprehensive income attributable to BlackRock, Inc.	$703	$919	$1,334	$1,575

(1)	The tax benefit (expense) was not material for the three and six months ended June 30, 2016 and 2015.
(2)

Amounts for the three months ended June 30, 2016 and 2015 include gains from a net investment hedge of $12 million (net of tax of $8 million) and $7 million (net of tax of $4 million), respectively. Amounts for the six months ended June 30, 2016 and 2015 include a loss from a net investment hedge of $11 million (net of a tax benefit of $6 million) and a gain of $7 million (net of tax of $4 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2015	$19,407	$12,033	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	1,446	—	—	1,446	(1)	1,445	(3)
Dividends paid	—	(795)	—	—	(795)	—	(795)	—
Stock-based compensation	289	—	—	—	289	—	289	—
PNC preferred stock capital contribution	172	—	—	—	172	—	172	—
Retirement of preferred stock	(172)	—	—	—	(172)	—	(172)	—
Issuance of common shares related to employee stock transactions	(630)	—	—	640	10	—	10	—
Employee tax withholdings related to employee stock transactions	—	—	—	(266)	(266)	—	(266)	—
Shares repurchased	—	—	—	(575)	(575)	—	(575)	—
Net tax benefit (shortfall) from stock-based compensation	68	—	—	—	68	—	68	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(9)	(9)	753
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(694)
Other comprehensive income (loss)	—	—	(112)	—	(112)	—	(112)	—
June 30, 2016	$19,134	$12,684	$(560)	$(2,690)	$28,568	$67	$28,635	$520

(1)	Amounts include $2 million of common stock at both June 30, 2016 and December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	—	1,641	—	—	—	1,641	3	1,644	7
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	—	—	19	—	—	19	(8)	11	194
Dividends paid	—	(753)	—	—	—	(753)	—	(753)	—
Stock-based compensation	269	—	—	—	—	269	—	269	—
Issuance of common shares related to employee stock transactions	(470)	—	—	—	480	10	—	10	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(227)	(227)	—	(227)	—
Shares repurchased	—	—	—	—	(550)	(550)	—	(550)	—
Net tax benefit (shortfall) from stock-based compensation	67	—	—	—	—	67	—	67	—
Subscriptions (redemptions/ distributions)- noncontrolling interest holders	—	—	—	—	—	—	(12)	(12)	241
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(6)	(6)	(219)
Other comprehensive income (loss)	—	—	—	(66)	—	(66)	—	(66)	—
June 30, 2015	$19,254	$11,052	$—	$(339)	$(2,191)	$27,776	$96	$27,872	$258

(1)	Amounts include $2 million of common stock at both June 30, 2015 and December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

 BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$1,442	$1,651
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	114	128
Amortization of deferred sales commissions	19	25
Stock-based compensation	289	269
Deferred income tax expense (benefit)	55	—
Other gains	—	(40)
Net (gains) losses on nontrading investments	1	6
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(125)	(14)
Net (gains) losses within consolidated VIEs	(15)	(16)
Net (purchases) proceeds within consolidated VIEs	(534)	(122)
(Earnings) losses from equity method investees	(36)	(51)
Distributions of earnings from equity method investees	12	25
Changes in operating assets and liabilities:
Accounts receivable	(624)	(253)
Investments, trading	(222)	(425)
Other assets	(157)	(291)
Accrued compensation and benefits	(903)	(732)
Accounts payable and accrued liabilities	565	233
Other liabilities	21	103
Cash flows from operating activities	(98)	496
Cash flows from investing activities
Purchases of investments	(69)	(162)
Proceeds from sales and maturities of investments	197	314
Distributions of capital from equity method investees	15	46
Net consolidations (deconsolidations) of sponsored investment funds	(20)	(81)
Acquisitions	(30)	(88)
Purchases of property and equipment	(67)	(134)
Cash flows from investing activities	26	(105)
Cash flows from financing activities
Proceeds from long-term borrowings	—	787
Repayments of long-term borrowings	—	(750)
Cash dividends paid	(795)	(753)
Repurchases of common stock	(841)	(777)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	744	229
Excess tax benefit from stock-based compensation	72	67
Other financing activities	10	6
Cash flows from financing activities	(810)	(1,191)
Effect of exchange rate changes on cash and cash equivalents	(136)	(16)
Net increase (decrease) in cash and cash equivalents	(1,018)	(816)
Cash and cash equivalents, beginning of period	6,083	5,723
Cash and cash equivalents, end of period	$5,065	$4,907
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$104	$99
Income taxes (net of refunds)	$639	$708
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$630	$470
PNC preferred stock capital contribution	$172	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(694)	$(39)
Increase (decrease) in borrowings due to consolidation/deconsolidation of VIEs	$—	$(3,389)

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

At June 30, 2016, The PNC Financial Services Group, Inc. (“PNC”) held 21.2% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

•

Level 2 assets may include debt securities, investments in collateralized loan obligations (“CLOs”), short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level 3 assets may include direct private equity investments held within consolidated funds and investments in CLOs.
•	Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analysis using unobservable market data.

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

A significant number of inputs used to value equity, debt securities and investments in CLOs is sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodologies, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. On a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

In addition, quotes obtained from brokers generally are nonbinding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Investments Measured at Net Asset Values.    As a practical expedient, the Company uses NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including distressed credit hedge funds, opportunistic funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

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

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income (the “Yield Support waivers”). During the three and six months ended June 30, 2016, these waivers resulted in a reduction of management fees of approximately $13 million and $25 million, respectively.  During the three and six months ended June 30, 2015, these waivers resulted in a reduction of management fees of approximately $37 million and $80 million, respectively.  Approximately 60% and 45% of year-to-date Yield Support waivers for the six months ended June 30, 2016, and 2015, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary.  BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. During the six months ended June 30, 2016 and 2015, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2016 and December 31, 2015, the fair value of loaned securities held by separate accounts was approximately $28.1 billion and $28.8 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $30.7 billion and $31.3 billion, respectively.

Recent Accounting Pronouncements Adopted in the Six Months Ended June 30, 2016

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

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). ASU 2016-08 amends the principal-versus-agent implementation guidance in ASU 2014-09, impacting whether an entity reports revenue on a gross or net basis.

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

The Company is currently evaluating the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12, which are effective for the Company on January 1, 2018.

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

Accounting for Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance for evaluating the impairment of financial instruments. The new guidance adds an impairment model that is based on expected losses rather than incurred losses.  The Company is currently evaluating the impact of adopting ASU 2016-13, which is effective for the Company on January 1, 2020 with early adoption permitted on January 1, 2019.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	June 30, 2016	December 31, 2015
Available-for-sale investments	$60	$44
Held-to-maturity investments	32	108
Trading investments:
Consolidated sponsored investment funds	548	700
Other equity and debt securities	80	20
Deferred compensation plan mutual funds	57	65
Total trading investments	685	785
Other investments:
Equity method investments	572	513
Deferred compensation plan equity method investments	14	14
Cost method investments(1)	91	95
Carried interest	22	19
Total other investments	699	641
Total investments	$1,476	$1,578

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying
	Cost	Gains	Losses	Value
June 30, 2016	$61	$1	$(2)	$60

December 31, 2015	$45	$2	$(3)	$44

At June 30, 2016 and December 31, 2015 available-for-sale investments included certain investments in CLOs and seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $32 million and $108 million at June 30, 2016 and December 31, 2015, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At June 30, 2016, $12 million of these investments mature between five to ten years and $20 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

(in millions)	June 30, 2016		December 31, 2015
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$41	$57	$48	$65
Equity securities/multi-asset mutual funds	274	258	294	279
Debt securities/fixed income mutual funds:
Corporate debt	177	177	194	190
Government debt	120	125	202	202
Asset/mortgage backed debt	68	68	49	49
Total trading investments	$680	$685	$787	$785

At June 30, 2016, trading investments included $366 million of debt securities and $182 million of equity securities held by consolidated sponsored investment funds accounted for as voting rights entities (“VREs”), $57 million of certain deferred compensation plan mutual fund investments and $80 million of other equity and debt securities.

At December 31, 2015, trading investments included $437 million of debt securities and $263 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $65 million of certain deferred compensation plan mutual fund investments and $20 million of other equity and debt securities.

Other Investments

A summary of the carrying value of other investments is as follows:

(in millions)	June 30, 2016	December 31, 2015
Other investments:
Equity method investments	$572	$513
Deferred compensation plan equity method investments	14	14
Cost method investments:
Federal Reserve Bank stock	89	93
Other	2	2
Total cost method investments	91	95
Carried interest(1)	22	19
Total other investments	$699	$641

(1)	Carried interest of VREs.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At June 30, 2016 and December 31, 2015 the Company’s investment in PennyMac was excluded from the amounts in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $247 million and $194 million, respectively, at June 30, 2016 and approximately $222 million and $239 million, respectively, at December 31, 2015. The fair value of the Company’s interest reflected the PennyMac stock price at June 30, 2016 and December 31, 2015, respectively (a Level 1 input).  The Company performed an other-than-temporary impairment analysis as of June 30, 2016 and determined the decline in fair value below the carrying value to be temporary.

Cost method investments include nonmarketable securities, primarily FRB stock, which is held for regulatory purposes and is restricted from sale. At June 30, 2016 and December 31, 2015, there were no indicators of impairment on these investments.

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

(in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$79	$100
Trading investments	548	700
Other assets	26	18
Other liabilities	(75)	(77)
Noncontrolling interests	(75)	(125)
BlackRock’s net interests in consolidated VREs	$503	$616

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

Consolidated VIEs.    The Company’s consolidated VIEs as of June 30, 2016 and December 31, 2015 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at June 30, 2016 and December 31, 2015 in the following table:

(in millions)	June 30, 2016	December 31, 2015
Assets of consolidated VIEs:
Cash and cash equivalents	$172	$148
Investments	1,184	1,030
Other assets	60	67
Total investments and other assets	1,244	1,097
Liabilities of consolidated VIEs	(185)	(177)
Noncontrolling interests of consolidated VIEs	(512)	(416)
BlackRock's net interests in consolidated VIEs	$719	$652

The Company recorded a $13 million and a $15 million nonoperating net gain, respectively, during the three and six months ended June 30, 2016 related to consolidated VIEs. The net income attributable to noncontrolling interest was

$3 million and the net loss attributable to noncontrolling interests was $3 million, respectively, for the three and six months ended June 30, 2016 related to consolidated VIEs.

The Company recorded $12 million and $16 million of nonoperating net gain, respectively, during the three and six months ended June 30, 2015 related to consolidated VIEs. The net income attributable to noncontrolling interests related to consolidated VIEs during both the three and six months ended June 30, 2015 was $7 million.

Non-consolidated VIEs.    At June 30, 2016 and December 31, 2015, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At June 30, 2016	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$96	$8	$(6)	$121
At December 31, 2015
Sponsored investment products	$64	$3	$(7)	$84

(1)	At both June 30, 2016 and December 31, 2015, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $4 billion and $3 billion, at June 30, 2016 and December 31, 2015, respectively.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

June 30, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	June 30, 2016
Assets:
Investments
Available-for-sale:	$12	$48	$—	$—	$—	$60
Held-to-maturity securities	—	—	—	—	32	32
Trading:
Deferred compensation plan mutual funds	57	—	—	—	—	57
Equity securities/Multi-asset mutual funds	258	—	—	—	—	258
Debt securities / fixed income mutual funds	2	365	3	—	—	370
Total trading	317	365	3	—	—	685
Other investments:
Equity method:
Equity and fixed income mutual funds	154	—	—	6	—	160
Other	—	—	—	404	8	412
Total equity method	154	—	—	410	8	572
Deferred compensation plan equity method investments	—	—	—	14	—	14
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	22	22
Total investments	483	413	3	424	153	1,476
Separate account assets	106,578	40,383	—	—	1,378	148,339
Separate account collateral held under securities lending agreements:
Equity securities	21,411	—	—	—	—	21,411
Debt securities	—	9,312	—	—	—	9,312
Total separate account collateral held under securities lending agreements	21,411	9,312	—	—	—	30,723
Investments of consolidated VIEs:
Private / public equity(3)	4	3	189	113	—	309
Equity securities	379	—	—	—	—	379
Debt securities	—	384	—	—	—	384
Other	—	—	—	36	—	36
Carried interest	—	—	—	—	76	76
Total investments of consolidated VIEs	383	387	189	149	76	1,184
Total	$128,855	$50,495	$192	$573	$1,607	$181,722
Liabilities:
Separate account collateral liabilities under securities lending agreements	$21,411	$9,312	$—	$—	$—	$30,723
Other liabilities(4)	—	6	121	—	—	127
Total	$21,411	$9,318	$121	$—	$—	$30,850

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include recorded contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2015
Assets:
Investments
Available-for-sale	$19	$2	$23	$—	$—	$44
Held-to-maturity securities	—	—	—	—	108	108
Trading:
Deferred compensation plan mutual funds	65	—	—	—	—	65
Equity/Multi-asset mutual funds	278	—	—	—	—	278
Debt securities / fixed income mutual funds	2	438	2	—	—	442
Total trading	345	438	2	—	—	785
Other investments:
Equity method:
Equity and fixed income mutual funds	73	—	—	30	—	103
Other	—	—	—	400	10	410
Total equity method	73	—	—	430	10	513
Deferred compensation plan equity method investments	—	—	—	14	—	14
Cost method investments	—	—	—	—	95	95
Carried interest	—	—	—	—	19	19
Total investments	437	440	25	444	232	1,578
Separate account assets	109,761	40,152	—	—	938	150,851
Separate account collateral held under securities lending agreements:
Equity securities	26,062	—	—	—	—	26,062
Debt securities	—	5,274	—	—	—	5,274
Total separate account collateral held under securities lending agreements	26,062	5,274	—	—	—	31,336
Investments of consolidated VIEs:
Private / public equity(3)	6	4	196	145	—	351
Equity securities	298	—	—	—	—	298
Debt securities	—	242	—	—	—	242
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	81	81
Total investments of consolidated VIEs	304	246	196	203	81	1,030
Total	$136,564	$46,112	$221	$647	$1,251	$184,795
Liabilities:
Separate account collateral liabilities under securities lending agreements	$26,062	$5,274	$—	$—	$—	$31,336
Other liabilities(4)	—	6	48	—	—	54
Total	$26,062	$5,280	$48	$—	$—	$31,390

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include recorded contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 investments of consolidated VIEs of $189 million and $196 million at June 30, 2016 and December 31, 2015, respectively, related to direct investments in private equity companies held by consolidated private equity funds. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Level 3 assets may include investments in CLOs and bonds valued based on single-broker nonbinding quotes, and direct private equity investments valued using the market approach or the income approach as described above.

Level 3 Liabilities. Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2016

(in millions)	March 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$23	$—	$—	$—	$—	$—	$(23)	$—
Trading	4	—	—	—	—	—	(1)	3
Total investments	27	—	—	—	—	—	(24)	3
Assets of consolidated VIEs - Private equity	192	—	—	(3)	—	—	—	189
Total Level 3 assets	$219	$—	$—	$(3)	$—	$—	$(24)	$192
Liabilities:
Other liabilities(4)	$49	$3	$—	$—	$75	$—	$—	$121	$3

(1)	Issuances and other settlements amount includes a contingent liability related to the BofA® Global Capital Management transaction in April 2016.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2016

(in millions)	December 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$23	$—	$23	$—	$—	$—	$(46)	$—
Trading	2	—	4	—	—	—	(3)	3
Total investments	25	—	27	—	—	—	(49)	3
Assets of consolidated VIEs - Private equity	196	2	—	(9)	—	—	—	189	$2
Total Level 3 assets	$221	$2	$27	$(9)	$—	$—	$(49)	$192
Liabilities:
Other liabilities(4)	$48	$2	$—	$—	$75	$—	$—	$121	$2

(1)	Issuances and other settlements amount includes a contingent liability related to the BofA Global Capital Management transaction in April 2016.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2015

(in millions)	March 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other settlements	Transfers into Level 3	Transfers out of Level 3	June 30, 2015	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Assets of consolidated VIEs:
Private equity	$149	$8	$9	$—	$—	$—	$—	$166	$8
Liabilities:
Other liabilities	$51	$(5)	$—	$—	$—	$—	$—	$56	$(5)

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015

(in millions)	December 31, 2014	Realized and unrealized gains (losses) in earnings and OCI	Purchases	Sales and maturities	Issuances and other settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2015	Total net unrealized gains (losses) included in earnings(3)
Assets:
Investments
Consolidated sponsored investment funds - Private Equity	$80	$—	$—	$—	$(80)	$—	$—	$—
Assets of consolidated VIEs:
Bank loans	302	—	—	—	(302)	—	—	—
Bonds	18	—	—	—	(18)	—	—	—
Private equity	—	7	79	—	80	—	—	166	$7
Total Level 3 assets of consolidated VIEs	320	7	79	—	(240)	—	—	166
Total Level 3 assets	$400	$7	$79	$—	$(320)	$—	$—	$166
Liabilities:
Borrowings of consolidated VIEs	$3,389	$—	$—	$—	$(3,389)	$—	$—	$—
Other liabilities(2)	39	(3)	—	—	14	—	—	56	$(3)
Total Level 3 liabilities	$3,428	$(3)	$—	$—	$(3,375)	$—	$—	$56

(1) Amounts primarily include the consolidation (deconsolidation) of VIEs due to the adoption of ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, (“ASU 2015-12”).  See Note 2, Significant Accounting Policies, in the 2015 10-K for further information on ASU 2015-02.

(2) Other liabilities amount includes contingent liabilities related to certain acquisitions.

(3) Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At June 30, 2016 and December 31, 2015, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,065	$5,065	$6,083	$6,083	Level 1	(1),(2)
Accounts receivable	2,885	2,885	2,237	2,237	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	172	172	148	148	Level 1	(1),(2)

Financial Liabilities:
Accounts payable and accrued liabilities	1,615	1,615	1,068	1,068	Level 1	(3)
Long-term borrowings	4,950	5,392	4,930	5,223	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At June 30, 2016 and December 31, 2015, approximately $116 million and $132 million, respectively, of money market funds were recorded within cash and cash equivalents, which includes money market funds of consolidated VREs, on the condensed consolidated statements of financial condition. In addition, at June 30, 2016 and December 31, 2015, approximately $23 million and $68 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost net of unamortized debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2016 and December 2015, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2016

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$223	$27	Daily/Monthly (21%) Quarterly (52%) N/R (27%)	1 – 90 days
Private equity funds	(b)	83	65	N/R	N/R
Real assets funds	(c)	98	51	Quarterly (25%) N/R (75%)	60 days
Other	(d)	20	5	Daily/Monthly (30%) N/R (70%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(e)	113	18	N/R	N/R
Hedge fund	(a)	36	—	Quarterly	90 days
Total		$573	$166

December 31, 2015

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$217	$30	Daily/Monthly (22%) Quarterly (52%) N/R (26%)	30 – 90 days
Private equity funds	(b)	89	67	N/R	N/R
Real assets funds	(c)	94	31	Quarterly (25%) N/R (75%)	60 days
Other	(d)	44	5	Daily/Monthly (68%) N/R (32%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(e)	145	19	N/R	N/R
Hedge fund	(a)	58	—	Quarterly	90 days
Total		$647	$152

N/R – not redeemable

(1)

Comprised of equity method investments, which include investments in investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately one year at both June 30, 2016 and December 31, 2015.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately three years at June 30, 2016 and four years at December 31, 2015.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately six years at both June 30, 2016 and December 31, 2015, respectively.

(d)

This category includes investments in several real estate funds. The investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.  In addition, this category for 2015 also includes a multi-asset fund that is redeemable. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital.

(e)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both June 30, 2016 and December 31, 2015. The total remaining unfunded commitments to other third-party funds were $18 million at June 30, 2016 and $19 million at December 31, 2015. The Company had contractual obligations to the consolidated funds of $24 million at June 30, 2016 and $31 million at December 31, 2015.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $408 million and $48 million, respectively. At December 31, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $360 million and $46 million, respectively. Gains (losses) on total return swaps and interest rate swaps are recorded in nonoperating income (expense) and were not material to the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2016 and December 31, 2015, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $113 million and $169 million, respectively.   Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were not material to the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies.  The change in fair value of such derivatives, which is recorded in nonoperating income (expense) was not material for the three and six months ended June 30, 2016 and 2015.

The fair value of the outstanding derivatives mentioned above were not material to the condensed consolidated statements of financial condition at June 30, 2016 and December 31, 2015.

See Note 12, Borrowings, in the 2015 Form 10-K for more information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the six months ended June 30, 2016 was as follows:

(in millions)
December 31, 2015	$13,123
BofA Global Capital Management(1)	15
Goodwill adjustment related to Quellos(2)	(10)
June 30, 2016	$13,128

(1)

The $15 million increase represents goodwill from the BofA Global Capital Management transaction in April 2016 that transferred investment management responsibilities of approximately $80.6 billion of cash assets under management to the Company.  Total consideration included $75 million of contingent consideration at fair value at time of close.  BlackRock’s platform provides clients with broad access to high quality, global liquidity investment solutions.

(2)

The decrease in goodwill during the six months ended June 30, 2016 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $216 million and $231 million at June 30, 2016 and December 31, 2015, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived intangible assets	Finite-lived intangible assets	Total intangible assets
December 31, 2015	$17,108	$264	$17,372
Amortization expense	—	(50)	(50)
BofA Global Capital Management	70	20	90
June 30, 2016	$17,178	$234	$17,412

Acquired Management Contracts

In connection with the BofA Global Capital Management transaction, the Company acquired $70 million of indefinite-lived management contracts and $20 million of finite-lived management contracts with a weighted-average estimated life of approximately 10 years.

10.  Borrowings

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2016 credit facility. At June 30, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at June 30, 2016 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017	$700	$(1)	$699	$744
5.00% Notes due 2019	1,000	(3)	997	1,122
4.25% Notes due 2021	750	(4)	746	840
3.375% Notes due 2022	750	(6)	744	812
3.50% Notes due 2024	1,000	(8)	992	1,090
1.25% Notes due 2025	778	(6)	772	784
Total Long-term Borrowings	$4,978	$(28)	$4,950	$5,392

Long-term borrowings at December 31, 2015 had a carrying value of $4.9 billion and a fair value of $5.2 billion determined using market prices at the end of December 2015.

See Note 12, Borrowings, in the 2015 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At June 30, 2016, the Company had $196 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $196 million, the Company had approximately $10 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments.    The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at June 30, 2016 totalled $121 million, including $76 million related to the BofA Global Capital Management transaction, and is included in other liabilities on the condensed consolidated statement of financial condition.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $161.8 billion. The Company held as agent, cash and securities totaling $171.0 billion as collateral for indemnified securities on loan at June 30, 2016. The fair value of these indemnifications was not material at June 30, 2016.

12.  Stock-Based Compensation

Restricted Stock and RSUs. Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2016 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	3,067,737	$308.42
Granted	1,419,447	$298.35
Converted	(1,387,485)	$281.51
Forfeited	(34,535)	$311.96
June 30, 2016(1)	3,065,164	$315.90

(1)	At June 30, 2016, approximately 2.7 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

In the first quarter of 2016, the Company granted 1,030,964 RSUs to employees as part of 2015 annual incentive compensation that vest ratably over three years from the date of grant and 303,587 RSUs to employees that cliff vest 100% on January 31, 2019.  The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price.  The total fair value of RSUs granted to employees during the six months ended June 30, 2016 was $423 million at time of grant.

At June 30, 2016, the intrinsic value of outstanding RSUs was $1.0 billion reflecting a closing stock price of $342.53.

At June 30, 2016, total unrecognized stock-based compensation expense related to unvested RSUs was $476 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Market Performance-based RSUs.

Market Performance-based RSUs activity for the six months ended June 30, 2016 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	1,378,177	$137.07
Converted	(548,227)	$115.03
Forfeited	(19,513)	$153.74
June 30, 2016(1)	810,437	$151.58

(1)   The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met.  At June 30, 2016, approximately 0.7 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

At June 30, 2016, the intrinsic value of outstanding market performance-based RSUs was $278 million reflecting a closing stock price of $342.53.

See Note 14, Stock-Based Compensation, in the 2015 Form 10-K for more information on market performance-based RSUs.

At June 30, 2016, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $29 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.0 year.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2016 is summarized below:

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	255,868	$343.86
Granted	375,242	$296.97
Forfeited	(10,056)	$333.55
June 30, 2016	621,054	$315.69

In the first quarter of 2016, the Company granted 375,242 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2019. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

At June 30, 2016, total unrecognized stock-based compensation expense related to unvested performance-based awards was $135 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2016 was $111 million.

At June 30, 2016, the intrinsic value of outstanding performance-based RSUs was $213 million reflecting a closing stock price of $342.53.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of June 30, 2016, 3.2 million shares had been surrendered by PNC.

At June 30, 2016, the remaining shares committed by PNC of 0.8 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the six months ended June 30, 2016 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2015	154,094	$167.76
Exercised	(28,672)	$167.76
June 30, 2016	125,422	$167.76

The aggregate intrinsic value of options exercised during the six months ended June 30, 2016 was $5.4 million.  At June 30, 2016, all options were vested.

The remaining average life of stock options outstanding at June 30, 2016 is less than one year.

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

Capital Requirements.    At June 30, 2016, the Company was required to maintain approximately $1.3 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 30, 2016 and 2015:

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments(2)	Total
For the Three Months Ended June 30, 2016
March 31, 2016	$(2)	$6	$(478)	$(474)
Net other comprehensive income (loss) for the three months ended June 30, 2016	2	(1)	(87)	(86)
June 30, 2016	$—	$5	$(565)	$(560)

For the Six Months Ended June 30, 2016
December 31, 2015	$(1)	$5	$(452)	$(448)
Other comprehensive income (loss) before reclassifications	—	—	(113)	(113)
Amount reclassified from AOCI(3)	1	—	—	1
Net other comprehensive income (loss) for the six months ended June 30, 2016	1	—	(113)	(112)
June 30, 2016	$—	$5	$(565)	$(560)

(1)	All amounts are net of tax. The tax benefit (expense) was not material for the three and six months ended June 30, 2016.
(2)

Amount for the three months ended June 30, 2016 includes a gain from a net investment hedge of $12 million, net of taxes of $8 million.  Amount for the six months ended June 30, 2016 includes a loss from a net investment hedge of $11 million, net of a tax benefit of $6 million.

(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statement of income.

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments(2)	Total
For the Three Months Ended June 30, 2015
March 31, 2015	$2	$3	$(444)	$(439)
Net other comprehensive income (loss) for the six months ended June 30, 2015	(1)	—	101	100
June 30, 2015	$1	$3	$(343)	$(339)

For the Six Months Ended June 30, 2015
December 31, 2014	$2	$4	$(279)	$(273)
Net other comprehensive income (loss) for the six months ended June 30, 2015	(1)	(1)	(64)	(66)
June 30, 2015	$1	$3	$(343)	$(339)

(1) All amounts are net of tax. The tax benefit (expense) was not material for the three and six months ended June 30, 2015.

(2) Amounts for the three and six months ended June 30, 2015 include a gain from a net investment hedge of $7 million, net of tax of $4 million.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2016	December 31, 2015
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	763,660	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 1.7 million common shares in open-market transactions under the share repurchase program for approximately $575 million during the six months ended June 30, 2016.  At June 30, 2016, there were 4.5 million shares still authorized to be repurchased.

PNC Capital Contribution.   During the three months ended March 31, 2016, PNC surrendered to BlackRock 548,227 shares of BlackRock Series C Preferred to fund certain LTIP awards.

16. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred cash and equity compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.

The following table presents a rollforward of the Company’s restructuring liability for the six months ended June 30, 2016, which is included within other liabilities on the Company’s condensed consolidated statements of financial condition:

(in millions)	Six Months Ended June 30, 2016
Liability as of December 31, 2015	$—
Additions(1)	76
Cash payments	(31)
Accelerated amortization expense of equity-based awards	(28)
Liability as of June 30, 2016	$17

(1) Amount includes $44 million of severance and $32 million of accelerated amortization expense of previously granted deferred cash and equity compensation awards.

17.  Income Taxes

The three months ended June 30, 2016 income tax expense included a $4 million net noncash expense, primarily related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes.

The three and six months ended June 30, 2015 income tax expense included a $13 million and $16 million, respectively, net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes.  The six months ended June 30, 2015 also included nonrecurring tax benefits of $69 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 under the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2016	2015	2016	2015
Net income attributable to BlackRock	$789	$819	$1,446	$1,641
Basic weighted-average shares outstanding	164,758,612	166,616,558	165,073,371	166,851,492
Dilutive effect of nonparticipating RSUs and stock options	1,880,678	2,498,201	1,950,188	2,567,472
Total diluted weighted-average shares outstanding	166,639,290	169,114,759	167,023,559	169,418,964
Basic earnings per share	$4.79	$4.92	$8.76	$9.84
Diluted earnings per share	$4.73	$4.84	$8.66	$9.69

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Equity	$1,278	$1,426	$2,462	$2,732
Fixed income	657	600	1,280	1,175
Multi-asset	293	324	580	636
Alternatives	216	244	412	476
Cash management	119	76	222	149
Total investment advisory, administration fees, securities lending revenue and performance fees	2,563	2,670	4,956	5,168
BlackRock Solutions and advisory	172	161	343	308
Distribution fees	11	13	22	30
Other revenue	58	61	107	122
Total revenue	$2,804	$2,905	$5,428	$5,628

The following table illustrates total revenue for the three and six months ended June 30, 2016 and 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2016	2015	2016	2015
Americas	$1,876	$1,913	$3,646	$3,766
Europe	792	847	1,514	1,588
Asia-Pacific	136	145	268	274
Total revenue	$2,804	$2,905	$5,428	$5,628

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2016 and December 31, 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2016	2015
Americas	$13,435	$13,422
Europe	174	186
Asia-Pacific	95	96
Total long-lived assets	$13,704	$13,704

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

20.  Subsequent Events

The Company conducted a review for subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $4.890 trillion of AUM at June 30, 2016. With approximately 12,700 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At June 30, 2016, PNC held 21.2% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current year presentation.

RECENT DEVELOPMENTS

In April 2016, the Company completed a transaction with BofA® Global Capital Management that transferred investment management responsibilities of $80.6 billion of cash assets under management to the Company.  Total consideration included $75 million of contingent consideration.  BlackRock’s platform provides clients with broad access to high quality, global liquidity investment solutions.

EXECUTIVE SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2016	2015	2016	2015
GAAP basis:
Total revenue	$2,804	$2,905	$5,428	$5,628
Total expense	1,631	1,667	3,292	3,323
Operating income	$1,173	$1,238	$2,136	$2,305
Operating margin	41.8%	42.6%	39.4%	41.0%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(31)	(48)	(69)	(35)
Income tax expense	(353)	(371)	(621)	(629)
Net income attributable to BlackRock	$789	$819	$1,446	$1,641
Diluted earnings per common share	$4.73	$4.84	$8.66	$9.69
Effective tax rate	30.9%	31.2%	30.1%	27.7%
As adjusted(2):
Operating income	$1,179	$1,248	$2,226	$2,325
Operating margin	43.9%	44.9%	42.8%	43.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests(1)	(31)	(50)	(69)	(39)
Net income attributable to BlackRock	$797	$838	$1,508	$1,668
Diluted earnings per common share	$4.78	$4.96	$9.03	$9.85
Effective tax rate	30.6%	30.1%	30.1%	27.0%
Other:
Assets under management (end of period)	$4,890,121	$4,721,294	$4,890,121	$4,721,294
Diluted weighted-average common shares outstanding(3)	166,639,290	169,114,759	167,023,559	169,418,964
Common and preferred shares outstanding (end of period)	164,463,297	166,379,267	164,463,297	166,379,267
Book value per share(4)	$173.70	$166.94	$173.70	$166.94
Cash dividends declared and paid per share	$2.29	$2.18	$4.58	$4.36

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at June 30 of the respective period-end.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2015

GAAP.    Operating income of $1,173 million decreased $65 million, and operating margin of 41.8% decreased 80 bps, from the second quarter of 2015. Operating income was impacted by lower year–over–year base fees, reflecting an AUM mix shift from equities to lower fee fixed income and cash products, and lower performance fees.  The decrease in operating income was partially offset by expense discipline and growth in Aladdin revenue. Nonoperating income (expense), less net income (loss) attributable to NCI, increased $17 million due to higher net gains on investments in the second quarter of 2016.

Second quarter 2016 and 2015 income tax expense included a $4 million and $13 million net noncash expense, respectively, primarily related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.11, or 2%, from the second quarter of 2015, reflecting lower operating income in the current period, partially offset by the benefit of share repurchases.

As Adjusted.    Operating income of $1,179 million decreased $69 million, and operating margin of 43.9% decreased 100 bps, from the second quarter of 2015.  Income tax expense for the second quarter of 2016 and 2015 excluded the $4 million and $13 million net noncash expense, respectively, described above.  Earnings per diluted common share decreased $0.18, or 4%, from the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2015

GAAP.    Operating income of $2,136 million decreased $169 million, and operating margin of 39.4% decreased 160 bps, from the six months ended June 30, 2015. Operating income reflected lower base fees and performance fees, partially offset by growth in Aladdin revenue and lower expense.  Expense reflected lower employee compensation and benefits expense and amortization of intangible assets, partially offset by the impact of a restructuring charge of $76 million recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.  Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $34 million due to a $40 million noncash gain related to BlackRock Kelso Capital Advisors LLC (“BKCA”) recorded in the first quarter of 2015, partially offset by higher net gains on investments during the six months ended June 30, 2016.

Income tax expense for the six months ended June 30, 2015 included a $16 million net noncash expense associated with the revaluation of certain deferred income tax liabilities and benefited from $69 million of nonrecurring items. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $1.03, or 11%, from the six months ended June 30, 2015, reflecting lower base fees and performance fees in the current period, the restructuring charge recorded in the first quarter of 2016, and the gain related to BKCA in the prior year period.  The decrease in earnings per diluted common share was partially offset by lower expense and the benefit of share repurchases.

As Adjusted.    Operating income of $2,226 million decreased $99 million, and operating margin of 42.8% decreased 40 bps, from the six months ended June 30, 2015.  The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results.  Income tax expense for the six months ended June 30, 2015 excluded the previously described net noncash expense of $16 million and included nonrecurring tax benefits of $69 million described above.  Earnings per diluted common share decreased $0.82, or 8%, from the six months ended June 30, 2015.

See Non-GAAP Financial Measures for further information on and reconciliation of adjusted items.

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

Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance. Adjustments to GAAP financial measures (“non-GAAP adjustments”) include certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time and, therefore, provide useful disclosure to investors.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Operating income, GAAP basis	$1,173	$1,238	$2,136	$2,305
Non-GAAP expense adjustments:
Restructuring charge	—	—	76	—
PNC LTIP funding obligation	6	8	14	16
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	2	—	4
Operating income, as adjusted	1,179	1,248	2,226	2,325
Product launch costs and commissions	—	5	—	5
Operating income used for operating margin measurement	$1,179	$1,253	$2,226	$2,330
Revenue, GAAP basis	$2,804	$2,905	$5,428	$5,628
Non-GAAP adjustments:
Distribution and servicing costs	(109)	(105)	(206)	(204)
Amortization of deferred sales commissions	(9)	(12)	(19)	(25)
Revenue used for operating margin measurement	$2,686	$2,788	$5,203	$5,399
Operating margin, GAAP basis	41.8%	42.6%	39.4%	41.0%
Operating margin, as adjusted	43.9%	44.9%	42.8%	43.2%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. A restructuring charge comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented.  The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded, as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Nonoperating income (expense), GAAP basis	$(25)	$(41)	$(73)	$(25)
Less: Net income (loss) attributable to NCI	6	7	(4)	10
Nonoperating income (expense), net of NCI	(31)	(48)	(69)	(35)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(2)	—	(4)
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(31)	$(50)	$(69)	$(39)

(3) Net income attributable to BlackRock, as adjusted:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income attributable to BlackRock, GAAP basis	$789	$819	$1,446	$1,641
Non-GAAP adjustments:
Restructuring charge, net of tax	—	—	53	—
PNC LTIP funding obligation, net of tax	4	6	9	11
Income tax matters	4	13	—	16
Net income attributable to BlackRock, as adjusted	$797	$838	$1,508	$1,668
Diluted weighted-average common shares outstanding(4)	166.6	169.1	167.0	169.4
Diluted earnings per common share, GAAP basis(4)	$4.73	$4.84	$8.66	$9.69
Diluted earnings per common share, as adjusted(4)	$4.78	$4.96	$9.03	$9.85

Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant nonrecurring items, charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

See the aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation and restructuring charge.

For each period presented, the non-GAAP adjustments related to the restructuring charge and the PNC LTIP funding obligation were tax effected at the respective blended rates applicable to the adjustments.  The three months ended June 30, 2016 reflected a $4 million noncash expense, primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill.  The three and six months ended June 30, 2015 included $13 million and $16 million, respectively, of net noncash tax expense primarily related to the revaluation of certain deferred tax liabilities.   Amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

Per share amounts reflect net income attributable to BlackRock, as adjusted divided by diluted weighted average common shares outstanding.

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

AUM and Net Inflows (Outflows) by Client Type

	AUM				Net Inflows (Outflows)
(in millions)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
Retail	$544,427	$542,666	$541,125	$561,062	$(6,292)	$(6,652)	$6,925
iShares	1,154,122	1,127,554	1,092,561	1,075,589	15,675	39,922	123,445
Institutional:
Active	1,009,721	1,000,191	962,852	975,483	(6,717)	4,081	10,327
Index	1,796,654	1,764,149	1,738,777	1,824,755	(1,129)	265	(14,203)
Institutional subtotal	2,806,375	2,764,340	2,701,629	2,800,238	(7,846)	4,346	(3,876)
Long-term	4,504,924	4,434,560	4,335,315	4,436,889	1,537	37,616	126,494
Cash management	374,684	291,986	299,884	271,506	5,015	(3,140)	27,698
Advisory(1)	10,513	10,619	10,213	12,899	(48)	(145)	(2,025)
Total	$4,890,121	$4,737,165	$4,645,412	$4,721,294	$6,504	$34,331	$152,167

AUM and Net Inflows (Outflows) by Product Type

	AUM				Net Inflows (Outflows)
(in millions)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
Equity	$2,432,558	$2,408,175	$2,423,772	$2,505,317	$(2,215)	$(19,892)	$39,206
Fixed income	1,566,656	1,525,153	1,422,368	1,422,434	5,494	57,667	85,476
Multi-asset	386,520	385,243	376,336	395,009	(3,099)	(3,667)	(4,341)
Alternatives:
Core	89,912	91,639	92,085	89,954	(1,153)	(973)	2,079
Currency and commodities(2)	29,278	24,350	20,754	24,175	2,510	4,481	4,074
Subtotal	119,190	115,989	112,839	114,129	1,357	3,508	6,153
Long-term	4,504,924	4,434,560	4,335,315	4,436,889	1,537	37,616	126,494
Cash management	374,684	291,986	299,884	271,506	5,015	(3,140)	27,698
Advisory(1)	10,513	10,619	10,213	12,899	(48)	(145)	(2,025)
Total	$4,890,121	$4,737,165	$4,645,412	$4,721,294	$6,504	$34,331	$152,167

AUM and Net Inflows (Outflows) by Investment Style

	AUM				Net Inflows (Outflows)
(in millions)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
Active	$1,510,424	$1,499,128	$1,462,672	$1,496,571	$(12,812)	$(4,266)	$11,987
Index & iShares	2,994,500	2,935,432	2,872,643	2,940,318	14,349	41,882	114,507
Long-term	4,504,924	4,434,560	4,335,315	4,436,889	1,537	37,616	126,494
Cash management	374,684	291,986	299,884	271,506	5,015	(3,140)	27,698
Advisory(1)	10,513	10,619	10,213	12,899	(48)	(145)	(2,025)
Total	$4,890,121	$4,737,165	$4,645,412	$4,721,294	$6,504	$34,331	$152,167

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended June 30, 2016

The following table presents the component changes in AUM by client type and product for the three months ended June 30, 2016.

(in millions)	March 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)
Retail:
Equity	$193,436	$(4,887)	$—	$6,091	$(2,660)	$191,980	$194,197
Fixed income	217,209	2,317	—	5,250	(1,066)	223,710	221,062
Multi-asset	113,291	(2,581)	—	1,271	(525)	111,456	112,902
Alternatives	18,730	(1,141)	—	(162)	(146)	17,281	17,971
Retail subtotal	542,666	(6,292)	—	12,450	(4,397)	544,427	546,132
iShares:
Equity	818,104	3,431	—	7,661	(2,428)	826,768	826,127
Fixed income	291,132	10,026	—	5,720	(1,982)	304,896	297,883
Multi-asset	2,166	122	—	41	(1)	2,328	2,255
Alternatives	16,152	2,096	—	1,915	(33)	20,130	17,905
iShares subtotal	1,127,554	15,675	—	15,337	(4,444)	1,154,122	1,144,170
Institutional:
Active:
Equity	118,833	482	—	2,529	(1,717)	120,127	120,312
Fixed income	544,244	(6,977)	—	13,064	(645)	549,686	545,509
Multi-asset	262,010	(131)	—	7,024	(3,966)	264,937	263,270
Alternatives	75,104	(91)	—	526	(568)	74,971	75,404
Active subtotal	1,000,191	(6,717)	—	23,143	(6,896)	1,009,721	1,004,495
Index:
Equity	1,277,802	(1,241)	—	20,404	(3,282)	1,293,683	1,292,312
Fixed income	472,568	128	—	30,198	(14,530)	488,364	477,717
Multi-asset	7,776	(509)	—	330	202	7,799	7,570
Alternatives	6,003	493	—	487	(175)	6,808	6,406
Index subtotal	1,764,149	(1,129)	—	51,419	(17,785)	1,796,654	1,784,005
Institutional subtotal	2,764,340	(7,846)	—	74,562	(24,681)	2,806,375	2,788,500
Long-term	4,434,560	1,537	—	102,349	(33,522)	4,504,924	4,478,802
Cash management	291,986	5,015	80,635	8	(2,960)	374,684	353,432
Advisory(4)	10,619	(48)	—	15	(73)	10,513	10,624
Total	$4,737,165	$6,504	$80,635	$102,372	$(36,555)	$4,890,121	$4,842,858

(1)	Amount represents $80.6 billion of AUM acquired in the BofA® Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the three months ended June 30, 2016.

(in millions)	March 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)
Equity:
Active	$276,281	$(3,880)	$—	$7,093	$(3,146)	$276,348	$278,552
iShares	818,104	3,431	—	7,661	(2,428)	826,768	826,127
Non-ETF index	1,313,790	(1,766)	—	21,931	(4,513)	1,329,442	1,328,269
Equity subtotal	2,408,175	(2,215)	—	36,685	(10,087)	2,432,558	2,432,948
Fixed income:
Active	753,711	(4,987)	—	17,962	(1,255)	765,431	758,738
iShares	291,132	10,026	—	5,720	(1,982)	304,896	297,883
Non-ETF index	480,310	455	—	30,550	(14,986)	496,329	485,550
Fixed income subtotal	1,525,153	5,494	—	54,232	(18,223)	1,566,656	1,542,171
Multi-asset	385,243	(3,099)	—	8,666	(4,290)	386,520	385,997
Alternatives:
Core	91,639	(1,153)	—	313	(887)	89,912	91,072
Currency and commodities(4)	24,350	2,510	—	2,453	(35)	29,278	26,614
Alternatives subtotal	115,989	1,357	—	2,766	(922)	119,190	117,686
Long-term	4,434,560	1,537	—	102,349	(33,522)	4,504,924	4,478,802
Cash management	291,986	5,015	80,635	8	(2,960)	374,684	353,432
Advisory(5)	10,619	(48)	—	15	(73)	10,513	10,624
Total	$4,737,165	$6,504	$80,635	$102,372	$(36,555)	$4,890,121	$4,842,858

(1)	Amount represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the three months ended June 30, 2016.

(in millions)	March 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)

Active	$1,499,128	$(12,812)	$—	$33,714	$(9,606)	$1,510,424	$1,506,836
Index & iShares	2,935,432	14,349	—	68,635	(23,916)	2,994,500	2,971,966
Long-term	4,434,560	1,537	—	102,349	(33,522)	4,504,924	4,478,802
Cash management	291,986	5,015	80,635	8	(2,960)	374,684	353,432
Advisory(4)	10,619	(48)	—	15	(73)	10,513	10,624
Total	$4,737,165	$6,504	$80,635	$102,372	$(36,555)	$4,890,121	$4,842,858

(1)	Amount represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $153.0 billion, or 3%, to $4.890 trillion at June 30, 2016 from $4.737 trillion at March 31, 2016, driven by net market appreciation, AUM acquired in the BofA Global Capital Management transaction and positive net inflows, partially offset by the impact of foreign exchange movements.

Net market appreciation of $102.4 billion was driven by $54.2 billion from fixed income products and $36.7 billion from equity products across the majority of strategies.

AUM decreased $36.6 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound and euro, partially offset by the weakening of the U.S. dollar against the Japanese yen.

Net Inflows (Outflows) Long-term net inflows of $1.5 billion included $15.7 billion from iShares, offset by net outflows of $7.9 billion and $6.3 billion from institutional and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares net inflows of $15.7 billion were driven by fixed income net inflows of $10.0 billion, diversified across corporate, emerging market and municipal funds.  Equity net inflows of $3.4 billion reflected strong flows into the Core Series and Minimum Volatility funds.  Commodity iShares generated $2.1 billion of net inflows.

•	Institutional active net outflows of $6.7 billion were primarily due to fixed income net outflows of $7.0 billion, driven by client re-allocation activity.
•

Retail net outflows of $6.3 billion reflected net outflows of $2.7 billion and $3.6 billion from the United States and internationally, respectively. Fixed income saw net inflows of $2.3 billion, paced by flows into municipals and core bond funds. Equity net outflows of $4.9 billion were primarily related to outflows from international equities driven by market uncertainty and de-risking. Multi-asset net outflows of $2.6 billion were largely due to outflows from global allocation strategies.

Cash management increased 28% to $374.7 billion, primarily reflecting $80.6 billion in AUM acquired in the BofA Global Capital Management transaction.

Component Changes in AUM for the Six Months Ended June 30, 2016

The following table presents the component changes in AUM by client type and product for the six months ended June 30, 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)
Retail:
Equity	$193,755	$(5,282)	$—	$5,380	$(1,873)	$191,980	$190,233
Fixed income	212,653	4,438	—	6,701	(82)	223,710	217,268
Multi-asset	115,307	(4,217)	—	782	(416)	111,456	112,436
Alternatives	19,410	(1,591)	—	(613)	75	17,281	18,472
Retail subtotal	541,125	(6,652)	—	12,250	(2,296)	544,427	538,409
iShares:
Equity	823,156	(1,255)	—	2,120	2,747	826,768	805,871
Fixed income	254,190	37,508	—	12,519	679	304,896	283,690
Multi-asset	2,730	(464)	—	54	8	2,328	2,289
Alternatives	12,485	4,133	—	3,480	32	20,130	16,068
iShares subtotal	1,092,561	39,922	—	18,173	3,466	1,154,122	1,107,918
Institutional:
Active:
Equity	121,442	(1,288)	—	1,005	(1,032)	120,127	117,890
Fixed income	514,428	3,907	—	28,240	3,111	549,686	534,858
Multi-asset	252,041	1,131	—	12,011	(246)	264,937	257,134
Alternatives	74,941	331	—	(17)	(284)	74,971	74,909
Active subtotal	962,852	4,081	—	41,239	1,549	1,009,721	984,791
Index:
Equity	1,285,419	(12,067)	—	15,021	5,310	1,293,683	1,266,701
Fixed income	441,097	11,814	—	50,001	(14,548)	488,364	463,891
Multi-asset	6,258	(117)	—	1,246	412	7,799	7,186
Alternatives	6,003	635	—	408	(238)	6,808	6,237
Index subtotal	1,738,777	265	—	66,676	(9,064)	1,796,654	1,744,015
Institutional subtotal	2,701,629	4,346	—	107,915	(7,515)	2,806,375	2,728,806
Long-term	4,335,315	37,616	—	138,338	(6,345)	4,504,924	4,375,133
Cash management	299,884	(3,140)	80,635	(13)	(2,682)	374,684	328,543
Advisory(4)	10,213	(145)	—	(107)	552	10,513	10,433
Total	$4,645,412	$34,331	$80,635	$138,218	$(8,475)	$4,890,121	$4,714,109

(1)  Amount represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the six months ended June 30, 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)
Equity:
Active	$281,319	$(7,850)	$—	$4,257	$(1,378)	$276,348	$273,821
iShares	823,156	(1,255)	—	2,120	2,747	826,768	805,871
Non-ETF index	1,319,297	(10,787)	—	17,149	3,783	1,329,442	1,301,003
Equity subtotal	2,423,772	(19,892)	—	23,526	5,152	2,432,558	2,380,695
Fixed income:
Active	719,653	7,928	—	34,272	3,578	765,431	744,516
iShares	254,190	37,508	—	12,519	679	304,896	283,690
Non-ETF index	448,525	12,231	—	50,670	(15,097)	496,329	471,501
Fixed income subtotal	1,422,368	57,667	—	97,461	(10,840)	1,566,656	1,499,707
Multi-asset	376,336	(3,667)	—	14,093	(242)	386,520	379,045
Alternatives:
Core	92,085	(973)	—	(683)	(517)	89,912	91,079
Currency and commodities(4)	20,754	4,481	—	3,941	102	29,278	24,607
Alternatives subtotal	112,839	3,508	—	3,258	(415)	119,190	115,686
Long-term	4,335,315	37,616	—	138,338	(6,345)	4,504,924	4,375,133
Cash management	299,884	(3,140)	80,635	(13)	(2,682)	374,684	328,543
Advisory(5)	10,213	(145)	—	(107)	552	10,513	10,433
Total	$4,645,412	$34,331	$80,635	$138,218	$(8,475)	$4,890,121	$4,714,109

(1)	Amount represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the six months ended June 30, 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)

Active	$1,462,672	$(4,266)	$—	$50,688	$1,330	$1,510,424	$1,481,289
Index & iShares	2,872,643	41,882	—	87,650	(7,675)	2,994,500	2,893,844
Long-term	4,335,315	37,616	—	138,338	(6,345)	4,504,924	4,375,133
Cash management	299,884	(3,140)	80,635	(13)	(2,682)	374,684	328,543
Advisory(4)	10,213	(145)	—	(107)	552	10,513	10,433
Total	$4,645,412	$34,331	$80,635	$138,218	$(8,475)	$4,890,121	$4,714,109

(1)	Amount represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $244.7 billion to $4.890 trillion at June 30, 2016 from $4.645 trillion at December 31, 2015, driven largely by net market appreciation, positive net inflows and AUM acquired in the BofA Global Capital Management transaction.

Net market appreciation of $138.2 billion was driven by $97.5 billion from fixed income products, $23.5 billion from equity products and $14.1 billion from multi-asset products.

AUM decreased $8.5 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound, partially offset by the weakening of the U.S. dollar, against the Japanese yen, euro, and Canadian dollar.

Net Inflows (Outflows).    Long-term net inflows of $37.6 billion were comprised of $39.9 billion and $4.4 billion from iShares and institutional clients, respectively, partially offset by net outflows of $6.7 billion from retail clients. Net flows in long-term products are described below.

•	iShares net inflows of $39.9 billion were driven by fixed income net inflows of $37.5 billion, diversified across strategies.
•

Retail net outflows of $6.7 billion reflected net outflows of $1.8 billion and $4.9 billion from the United States and internationally, respectively. Equity net outflows of $5.3 billion were primarily related to outflows from international equities driven by market uncertainty and de-risking. Multi-asset net outflows of $4.2 billion were largely due to outflows from world allocation strategies.  Fixed income saw net inflows of $4.4 billion, were paced by flows into municipals.

Cash management net outflows of $3.1 billion were primarily comprised of net outflows from Americas retail and institutional clients in prime strategies, partially offset by net inflows from Americas institutional and retail clients in government strategies and EMEA institutional clients in offshore funds.

Component Changes in AUM for the Twelve Months Ended June 30, 2016

The following table presents the component changes in AUM by client type and product for the twelve months ended June 30, 2016.

(in millions)	June 30, 2015	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)
Retail:
Equity	$203,373	$2,630	$—	$(9,364)	$(4,659)	$191,980	$193,092
Fixed income	209,056	12,963	—	2,736	(1,045)	223,710	214,434
Multi-asset	129,188	(7,639)	366	(9,441)	(1,018)	111,456	117,523
Alternatives	19,445	(1,029)	—	(1,039)	(96)	17,281	19,089
Retail subtotal	561,062	6,925	366	(17,108)	(6,818)	544,427	544,138
iShares:
Equity	828,057	51,620	—	(49,596)	(3,313)	826,768	804,479
Fixed income	230,735	67,678	—	8,511	(2,028)	304,896	265,625
Multi-asset	1,844	527	—	(35)	(8)	2,328	2,098
Alternatives	14,953	3,620	—	1,601	(44)	20,130	15,033
iShares subtotal	1,075,589	123,445	—	(39,519)	(5,393)	1,154,122	1,087,235
Institutional:
Active:
Equity	128,032	(158)	—	(3,722)	(4,025)	120,127	120,420
Fixed income	517,251	4,634	—	29,597	(1,796)	549,686	529,160
Multi-asset	256,964	3,406	—	9,684	(5,117)	264,937	256,501
Alternatives	73,236	2,445	560	(332)	(938)	74,971	74,607
Active subtotal	975,483	10,327	560	35,227	(11,876)	1,009,721	980,688
Index:
Equity	1,345,855	(14,886)	—	(29,110)	(8,176)	1,293,683	1,284,269
Fixed income	465,392	201	—	54,776	(32,005)	488,364	465,324
Multi-asset	7,013	(635)	—	1,066	355	7,799	7,068
Alternatives	6,495	1,117	—	(384)	(420)	6,808	6,277
Index subtotal	1,824,755	(14,203)	—	26,348	(40,246)	1,796,654	1,762,938
Institutional subtotal	2,800,238	(3,876)	560	61,575	(52,122)	2,806,375	2,743,626
Long-term	4,436,889	126,494	926	4,948	(64,333)	4,504,924	4,374,999
Cash management	271,506	27,698	80,635	270	(5,425)	374,684	306,240
Advisory(4)	12,899	(2,025)	—	(36)	(325)	10,513	11,097
Total	$4,721,294	$152,167	$81,561	$5,182	$(70,083)	$4,890,121	$4,692,336

(1)  Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015, $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015 and $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the twelve months ended June 30, 2016.

(in millions)	June 30, 2015	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)
Equity:
Active	$298,884	$(2,106)	$—	$(14,478)	$(5,952)	$276,348	$280,032
iShares	828,057	51,620	—	(49,596)	(3,313)	826,768	804,479
Non-ETF index	1,378,376	(10,308)	—	(27,718)	(10,908)	1,329,442	1,317,749
Equity subtotal	2,505,317	39,206	—	(91,792)	(20,173)	2,432,558	2,402,260
Fixed income:
Active	718,853	16,912	—	31,538	(1,872)	765,431	736,047
iShares	230,735	67,678	—	8,511	(2,028)	304,896	265,625
Non-ETF index	472,846	886	—	55,571	(32,974)	496,329	472,871
Fixed income subtotal	1,422,434	85,476	—	95,620	(36,874)	1,566,656	1,474,543
Multi-asset	395,009	(4,341)	366	1,274	(5,788)	386,520	383,190
Alternatives:
Core	89,954	2,079	560	(1,305)	(1,376)	89,912	91,148
Currency and commodities(4)	24,175	4,074	—	1,151	(122)	29,278	23,858
Alternatives subtotal	114,129	6,153	560	(154)	(1,498)	119,190	115,006
Long-term	4,436,889	126,494	926	4,948	(64,333)	4,504,924	4,374,999
Cash management	271,506	27,698	80,635	270	(5,425)	374,684	306,240
Advisory(5)	12,899	(2,025)	—	(36)	(325)	10,513	11,097
Total	$4,721,294	$152,167	$81,561	$5,182	$(70,083)	$4,890,121	$4,692,336

(1)

Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015, $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015 and $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the twelve months ended June 30, 2016.

(in millions)	June 30, 2015	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	June 30, 2016	Average AUM(3)

Active	$1,496,571	$11,987	$926	$15,933	$(14,993)	$1,510,424	$1,483,802
Index & iShares	2,940,318	114,507	—	(10,985)	(49,340)	2,994,500	2,891,197
Long-term	4,436,889	126,494	926	4,948	(64,333)	4,504,924	4,374,999
Cash management	271,506	27,698	80,635	270	(5,425)	374,684	306,240
Advisory(4)	12,899	(2,025)	—	(36)	(325)	10,513	11,097
Total	$4,721,294	$152,167	$81,561	$5,182	$(70,083)	$4,890,121	$4,692,336

(1)

Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015, $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015 and $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $168.8 billion to $4.890 trillion at June 30, 2016 from $4.721 trillion at June 30, 2015, driven largely by positive net inflows and AUM acquired in the BofA Global Capital Management transaction, partially offset by the impact of foreign exchange movements.

Net market appreciation of $5.2 billion was driven by $95.6 billion of appreciation from fixed income products, partially offset by $91.8 billion of depreciation from equities products.

AUM decreased $70.1 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound, partially offset by the weakening of the U.S. dollar against Japanese yen.

Net Inflows (Outflows).    Long-term net inflows of $126.5 billion were comprised of $123.5 billion and $6.9 billion from iShares and retail clients, respectively, partially offset by net outflows of $3.9 billion from institutional clients. Net flows in long-term products are described below.

•

iShares net inflows of $123.5 billion included fixed income iShares and equity net inflows of $67.7 billion and $51.6 billion, respectively. Fixed income net inflows were diversified across exposures, led by strong net inflows into U.S. sector specific, U.S. core and local currency strategies. Equity net inflows were led by global and U.S. strategies.

•

Retail net inflows of $6.9 billion were led by fixed income net inflows of $13.0 billion, across the majority of strategies.  Multi-asset net outflows of $7.6 billion reflected a single-client transition out of mutual funds into a series of iShares across asset classes in the fourth quarter of 2015.

•	Institutional active net inflows of $10.3 billion reflected active fixed income net inflows of $4.6 billion and multi-asset net inflows of $3.4 billion.
•	Institutional index net outflows of $14.2 billion reflected equity net outflows of $14.9 billion.

Cash management net inflows of $27.7 billion were primarily comprised of net inflows from Americas institutional and retail clients in government strategies and EMEA institutional clients in offshore funds, partially offset by net outflows from Americas retail clients in prime strategies.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2016 and 2015 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$406	$447	$792	$869
iShares	656	728	1,279	1,412
Non-ETF index	174	190	338	353
Equity subtotal	1,236	1,365	2,409	2,634
Fixed income:
Active	414	387	810	760
iShares	172	138	324	268
Non-ETF index	69	72	139	140
Fixed income subtotal	655	597	1,273	1,168
Multi-asset	291	316	575	620
Alternatives:
Core	168	161	332	315
Currency and commodities	20	19	37	38
Alternatives subtotal	188	180	369	353
Long-term	2,370	2,458	4,626	4,775
Cash management	119	76	222	149
Total base fees	2,489	2,534	4,848	4,924
Investment advisory performance fees:
Equity	42	61	53	98
Fixed income	2	3	7	7
Multi-asset	2	8	5	16
Alternatives	28	64	43	123
Total performance fees	74	136	108	244
BlackRock Solutions and advisory	172	161	343	308
Distribution fees	11	13	22	30
Other revenue	58	61	107	122
Total revenue	$2,804	$2,905	$5,428	$5,628

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Equity:
Active	16%	19%	6%	6%	16%	18%	6%	6%
iShares	26%	29%	17%	17%	26%	29%	17%	17%
Non-ETF index	7%	7%	27%	30%	7%	7%	27%	30%
Equity subtotal	49%	55%	50%	53%	49%	54%	50%	53%
Fixed income:
Active	17%	15%	16%	16%	17%	15%	16%	15%
iShares	7%	5%	6%	5%	7%	5%	6%	5%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	27%	23%	32%	31%	27%	23%	32%	30%
Multi-asset	11%	12%	8%	8%	11%	13%	8%	8%
Alternatives:
Core	7%	6%	2%	2%	7%	6%	2%	2%
Currency and commodities	1%	1%	1%	0%	1%	1%	1%	1%
Alternatives subtotal	8%	7%	3%	2%	8%	7%	3%	3%
Long-term	95%	97%	93%	94%	95%	97%	93%	94%
Cash management	5%	3%	7%	6%	5%	3%	7%	6%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenue decreased $101 million, or 3%, from the second quarter of 2015, driven by lower base fees and performance fees, partially offset by higher BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $2,489 million decreased $45 million from $2,534 million in the second quarter of 2015 reflecting a mix shift in AUM from equities to lower fee fixed income and cash products, partially offset by lower yield-related fee waivers on certain money market funds and the effect of AUM acquired in the BofA Global Capital Management transaction.  Securities lending revenue of $151 million in the current quarter increased $4 million from the second quarter of 2015.

Investment advisory performance fees of $74 million decreased $62 million from the second quarter of 2015, primarily reflecting lower fees from alternative and equity products.

BlackRock Solutions and advisory revenue of $172 million increased $11 million from $161 million in the second quarter of 2015. BlackRock Solutions and advisory revenue included $146 million in Aladdin revenue compared with $129 million in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Revenue decreased $200 million, or 4%, from the six months ended June 30, 2015, driven by lower base fees and performance fees, partially offset by higher BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $4,848 million decreased $76 million from $4,924 million in the six months ended June 30, 2015 driven by a mix shift in AUM from equities to lower fee fixed income and cash products, and the effect of market volatility on long-term average AUM, partially offset by lower yield-related fee waivers on certain money market funds and the effect of AUM acquired in the BofA Global Capital Management transaction.  Securities lending revenue of $299 million in the six months ended June 30, 2016 increased $38 million from the prior year period, primarily reflecting an increase in average balances of securities on loan.

Investment advisory performance fees of $108 million decreased $136 million from the six months ended June 30, 2015, primarily reflecting lower fees from alternative and equity products.

BlackRock Solutions and advisory revenue of $343 million increased $35 million from $308 million in the six months ended June 30, 2015. BlackRock Solutions and advisory revenue included $287 million in Aladdin revenue compared with $255 million in the six months ended June 30, 2015.

Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Expense, GAAP:
Employee compensation and benefits	$977	$1,012	$1,924	$1,993
Distribution and servicing costs	109	105	206	204
Amortization of deferred sales commissions	9	12	19	25
Direct fund expense	195	191	383	380
General and administration:
Marketing and promotional	75	80	160	175
Occupancy and office related	72	69	144	136
Portfolio services	53	53	107	107
Technology	42	39	87	80
Professional services	30	22	55	51
Communications	10	9	20	18
Other general and administration	34	40	61	84
Total general and administration expense	316	312	634	651
Restructuring charge	—	—	76	—
Amortization of intangible assets	25	35	50	70
Total expense, GAAP	$1,631	$1,667	$3,292	$3,323
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	6	8	14	16
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	2	—	4
Restructuring charge	—	—	76	—
Total non-GAAP expense adjustments	6	10	90	20
Expense, as adjusted:
Employee compensation and benefits	$971	$1,002	$1,910	$1,973
Distribution and servicing costs	109	105	206	204
Amortization of deferred sales commissions	9	12	19	25
Direct fund expense	195	191	383	380
General and administration	316	312	634	651
Amortization of intangible assets	25	35	50	70
Total expense, as adjusted	$1,625	$1,657	$3,202	$3,303

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

GAAP.    Expense decreased $36 million from the second quarter of 2015, driven primarily by lower employee compensation and benefits expense.

Employee compensation and benefits expense decreased $35 million, or 22%, from the three months ended June 30, 2015, reflecting lower incentive compensation, driven primarily by lower operating income and performance fees.  Employees at June 30, 2016 totaled approximately 12,700 compared with approximately 12,400 at June 30, 2015.

Distribution and servicing costs totaled $109 million compared with $105 million in the second quarter of 2015. These costs included payments to Bank of America/Merrill Lynch under a global distribution agreement and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the second quarter of 2016 and 2015 included $58 million and $49 million, respectively, attributable to Bank of America/Merrill Lynch.

Amortization of intangible assets expense decreased $10 million from the second quarter of 2015, primarily reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted.    Expense, as adjusted, decreased $32 million, or 2%, to $1,625 million from $1,657 million in the second quarter of 2015. The decrease in total expense, as adjusted, is primarily attributable to lower employee compensation and benefits expense.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

GAAP.    Expense decreased $31 million from the six months ended June 30, 2015, reflecting lower compensation and benefits expense, expense discipline and lower amortization of intangible assets, partially offset by a restructuring charge recorded in the first quarter of 2016.

Employee compensation and benefits expense decreased $69 million from the six months ended June 30, 2015, reflecting lower incentive compensation, driven primarily by lower operating income and performance fees, partially offset by higher headcount.

Distribution and servicing costs totaled $206 million compared with $204 million in the six months ended June 30, 2015. Distribution and servicing costs for the six months ended June 30, 2016 and 2015 included $106 million and $96 million, respectively, attributable to Bank of America/Merrill Lynch.

Restructuring charge of $76 million, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.

Amortization of intangible assets expense decreased by $20 million from the six months ended June 30, 2015, primarily reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted.    Expense, as adjusted, decreased $101 million, or 3%, to $3,202 million from $3,303 million in the six months ended June 30, 2015. The decrease in total expense, as adjusted, is primarily attributable to lower employee compensation and benefits expense, expense discipline and amortization of intangible assets.  The restructuring charge has been excluded from the as adjusted results.

Nonoperating Results

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Nonoperating income (expense), GAAP basis(1)	$(25)	$(41)	$(73)	$(25)
Less: Net income (loss) attributable to NCI	6	7	(4)	10
Nonoperating income (expense), net of NCI	(31)	(48)	(69)	(35)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(2)	—	(4)
Nonoperating income (expense), as adjusted, net of NCI	$(31)	$(50)	$(69)	$(39)

(1)

Amounts include a gain of $13 million and $12 million for the three months ended June 30, 2016 and 2015, respectively, attributable to consolidated variable interest entities (“VIEs”).  Amounts include a gain of $15 million and $16 million for the six months ended June 30, 2016 and 2015, respectively, attributable to consolidated VIEs.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net gain (loss) on investments(1)
Private equity	$7	$9	$9	$10
Real assets	1	2	3	4
Other alternatives(2)	4	—	4	4
Other investments(3)	2	(12)	6	(4)
Subtotal	14	(1)	22	14
Other gains(4)	—	—	—	45
Total net gain (loss) on investments(1)	14	(1)	22	59
Interest and dividend income	6	5	11	9
Interest expense	(51)	(52)	(102)	(103)
Net interest expense	(45)	(47)	(91)	(94)
Total nonoperating income (expense)(1)	(31)	(48)	(69)	(35)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(2)	—	(4)
Nonoperating income (expense), as adjusted(1)	$(31)	$(50)	$(69)	$(39)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(3)	Amounts include net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.
(4)	The amount for the six months ended June 30, 2015 primarily includes a gain related to the acquisition of certain assets of BKCA.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Net gain (loss) on investments of $14 million increased $15 million from the three months ended June 30, 2015 due to higher marks in the current quarter.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Net gain (loss) on investments of $22 million decreased $37 million from the six months ended June 30, 2015 due to a $40 million noncash gain related to BKCA recorded in the first quarter of 2015, partially offset by higher marks in the six months ended June 30, 2016.

Income Tax Expense

	GAAP				As Adjusted
(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Operating income(1)	$1,173	$1,238	$2,136	$2,305	$1,179	$1,248	$2,226	$2,325
Total nonoperating income (expense)(1),(2)	(31)	(48)	(69)	(35)	(31)	(50)	(69)	(39)
Income before income taxes(2)	$1,142	$1,190	$2,067	$2,270	$1,148	$1,198	$2,157	$2,286
Income tax expense	$353	$371	$621	$629	$351	$360	$649	$618
Effective tax rate	30.9%	31.2%	30.1%	27.7%	30.6%	30.1%	30.1%	27.0%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

GAAP.  The three months ended June 30, 2016 income tax expense included a $4 million net noncash expense, primarily related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes.

The three and six months ended June 30, 2015 income tax expense included a $13 million and $16 million, respectively, net noncash expense, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes.  The six months ended June 30, 2015 also included nonrecurring tax benefits of $69 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

As Adjusted. For all periods presented, income tax expense included the income tax applicable to the non-GAAP expense adjustments.  The three months ended June 30, 2016 and June 30, 2015, and six months ended June 30, 2015 income tax expense excluded the net noncash expense of $4 million, $13 million and $16 million, respectively, mentioned above. These adjustments were excluded as they will not have a cash flow impact and to ensure comparability among periods presented. In addition, the six months ended June 30, 2015 income tax expense included nonrecurring tax benefits of $69 million mentioned above.

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

The Company presents the as adjusted balance sheet as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or noncontrolling interests that ultimately do not have an impact on BlackRock, Inc. stockholders’ equity or cash flows. Management views the as adjusted balance sheet, a non-GAAP financial measure, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30, 2016
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$5,065	$—	$72	$4,993
Accounts receivable	2,885	—	—	2,885
Investments	1,476	—	45	1,431
Assets of consolidated VIEs
Cash and cash equivalents	172	—	172	—
Investments	1,184	—	389	795
Other assets	60	—	60	—
Separate account assets and collateral held under securities lending agreements	179,062	179,062	—	—
Other assets(3)	1,611	—	(1)	1,612
Subtotal	191,515	179,062	737	11,716
Goodwill and intangible assets, net	30,540	—	—	30,540
Total assets	$222,055	$179,062	$737	$42,256
Liabilities
Accrued compensation and benefits	$1,064	$—	$—	$1,064
Accounts payable and accrued liabilities	1,615	—	—	1,615
Liabilities of consolidated VIEs	185	—	185	—
Borrowings	4,950	—	—	4,950
Separate account liabilities and collateral liabilities under securities lending agreements	179,062	179,062	—	—
Deferred income tax liabilities(4)	4,899	—	—	4,899
Other liabilities	1,125	—	(35)	1,160
Total liabilities	192,900	179,062	150	13,688
Equity
Total stockholders’ equity	28,568	—	—	28,568
Noncontrolling interests	587	—	587	—
Total equity	29,155	—	587	28,568
Total liabilities and equity	$222,055	$179,062	$737	$42,256

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to noncontrolling interests.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents at June 30, 2016 and December 31, 2015 included $79 million and $100 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three and six months ended June 30, 2016).

Accounts receivable at June 30, 2016 increased $648 million from December 31, 2015 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments were $1,476 million at June 30, 2016 (for more information see Investments herein). Goodwill and intangible assets increased $45 million from December 31, 2015, primarily due to the BofA Global Capital Management transaction, partially offset by $50 million of amortization of intangible assets. Other assets (including property and equipment) increased $175 million from December 31, 2015, primarily related to an increase in current taxes receivable.

Liabilities.    Accrued compensation and benefits at June 30, 2016 decreased $907 million from December 31, 2015, primarily due to 2015 incentive compensation cash payments in the first quarter of 2016, partially offset by 2016 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2016 increased $547 million from December 31, 2015 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable).

Net deferred income tax liabilities at June 30, 2016 increased $48 million, primarily due to the effects of temporary differences associated with stock compensation. Other liabilities increased $92 million from December 31, 2015, primarily resulting from an increase in contingent liabilities related the BofA Global Capital Management transaction.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,476 million and $1,184 million, respectively, at June 30, 2016. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	June 30, 2016	December 31, 2015
Investments, GAAP	$1,476	$1,578
Investments held by consolidated VIEs, GAAP	1,184	1,030
Total Investments	2,660	2,608
Investments held by consolidated VREs	(548)	(700)
Investments held by consolidated VIEs	(1,184)	(1,030)
Net interest in consolidated VREs	503	616
Net interest in consolidated VIEs(1)	795	733
Total Investments, as adjusted	2,226	2,227
Federal Reserve Bank stock	(89)	(93)
Deferred compensation investments	(70)	(79)
Hedged investments	(456)	(407)
Carried interest (VIEs/VREs)	(98)	(100)
Total “economic” investment exposure	$1,513	$1,548

(1)	Amount includes $76 million and $81 million of carried interest (VIEs) as of June 30, 2016 and December 31, 2015, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
Private equity	$351	$375
Real assets	106	91
Other alternatives(1)	230	240
Other investments(2)	826	842
Total “economic” investment exposure	$1,513	$1,548

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2016 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2015	$2,227
Purchases/capital contributions	473
Sales/maturities	(462)
Distributions(1)	(53)
Market appreciation(depreciation)/earnings from equity method investments	43
Carried interest capital allocations/distributions received	(2)
Total Investments, as adjusted, June 30, 2016	$2,226

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2015	$6,083	$100	$5,983
Cash flows from operating activities	(98)	(772)	674
Cash flows from investing activities	26	7	19
Cash flows from financing activities	(810)	744	(1,554)
Effect of exchange rate changes on cash and cash equivalents	(136)	—	(136)
Net change in cash and cash equivalents	(1,018)	(21)	(997)
Cash and cash equivalents, June 30, 2016	$5,065	$79	$4,986

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

For details of the Company’s GAAP cash flows from operating, investing and financing activities, see the Condensed Consolidated Statements of Cash Flows contained in Part I, Item 1 of this filing.

The details of the Company’s cash flows excluding the impact of consolidated sponsored investment funds are described below.

Cash flows from operating activities, excluding the impact of Consolidated Sponsored Investment Funds, primarily include the receipt of investment advisory and administration fees, securities lending revenue and other revenue offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash inflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the six months ended June 30, 2016 were $19 million and primarily reflected $170 million of net proceeds from sales and maturities of certain investments, partially offset by $69 million of investment purchases, $67 million of purchases of property and equipment, and $30 million related to the BofA Global Capital Management transaction.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the six months ended June 30, 2016 were $1,554 million, primarily resulting from $841 million of share repurchases, including $575 million in open market-transactions and $266 million of employee tax withholdings related to employee stock transactions and $795 million of cash dividend payments, partially offset by $72 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2016 and December 31, 2015 were as follows:

(in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents(1)	$5,065	$6,083
Cash and cash equivalents held by consolidated sponsored investment funds, excluding VIEs(2)	(79)	(100)
Subtotal	4,986	5,983
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$8,986	$9,983

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 55% and 50% at June 30, 2016 and December 31, 2015, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount at December 31, 2015 does not reflect year-end incentive compensation accruals of approximately $1.5 billion, which were paid in the first quarter of 2016.

Total liquidity resources decreased $997 million during the six months ended June 30, 2016, primarily reflecting cash payments of 2015 year-end incentive awards, share repurchases of $841 million and cash dividend payments, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $2,226 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.    The Company repurchased 1.7 million common shares in open market-transactions under the share repurchase program for $575 million during the six months ended June 30, 2016.

At June 30, 2016 there were 4.5 million shares still authorized to be repurchased.

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

At both June 30, 2016 and December 31, 2015, the Company was required to maintain approximately $1.3 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was further amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2016 credit facility. At June 30, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2016, the principal amount of long-term borrowings outstanding was $4.978 billion. See Note 12, Borrowings, in the 2015 Form 10-K for more information on borrowings outstanding as of December 31, 2015.

During the six months ended June 30, 2016, the Company paid approximately $103 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2016 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2016	$—	$93	$93
2017	700	196	896
2018	—	152	152
2019	1,000	152	1,152
2020	—	102	102
2021	750	86	836
Thereafter(1)	2,528	139	2,667
Total	$4,978	$920	$5,898

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes represents the expected payment amounts using foreign exchange rates as of June 30, 2016.

Investment Commitments.    At June 30, 2016, the Company had $196 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $196 million, the Company had approximately $10 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at June 30, 2016 totalled $121 million, including $76 million related to the BofA Global Capital Management transaction, and is included in other liabilities on the condensed consolidated statement of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $161.8 billion. The Company held, as agent, cash and securities totaling $171.0 billion as collateral for indemnified securities on loan at June 30, 2016. The fair value of these indemnifications was not material at June 30, 2016.

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

At June 30, 2016, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. See Note 5, Variable Interest Entities, in the notes to the condensed consolidated financial statements contained in the Part 1, Item 1 of this filing for more information.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2016 and December 31, 2015, the Company had $131 million and $143 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$137	$115	$143	$105
Net increase (decrease)	5	61	(1)	73
Performance fee revenue recognized	(11)	(4)	(11)	(6)
Ending balance	$131	$172	$131	$172

Other Events

On May 3, 2016, the Company announced that it had entered into an agreement to sell its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon”). The Company will be the primary investment manager for clients who transfer to Aegon in connection with the transaction. The transaction is subject to customary closing conditions.  Part VII transfer of the underlying assets and liabilities to Aegon is subject to regulatory and court approval.

This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2016 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2016, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2016, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $408 million and $48 million, respectively.

At June 30, 2016, approximately $1.7 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,513 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At June 30, 2016, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $910 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $91.1 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2016, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $603 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $16.0 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $243 million at June 30, 2016. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $24.3 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2016, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $113 million.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2016 through April 30, 2016	246,102	(2)	$362.49	245,399	5,051,492
May 1, 2016 through May 31, 2016	482,131	(2)	$356.37	476,621	4,574,871
June 1, 2016 through June 30, 2016	47,351	(2)	$360.43	44,778	4,530,093
Total	775,584		$358.56	766,798

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: August 8, 2016		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document